Form 10-Q
period 2004-06-30
WELLCARE HEALTH PLANS, INC.
filed 2004-08-13
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-32209

WELLCARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0937650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6800 North Dale Mabry Highway, Suite 268
Tampa, Florida	33614
(Address of principal executive offices)	(Zip Code)

(813) 290-6200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     As of August 12, 2004, there were 37,069,090 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands, except unit and pro forma share data)

			Pro Forma
			Stockholders'
			Equity at
	June 30,	December 31,	June 30,
	2004	2003	2004
Assets			(see Note 1)
Current Assets:
Cash and cash equivalents	$215,260	$237,321
Investments	39,056	33,778
Premiums and other receivables	31,219	12,792
Prepaid expenses and other current assets	10,260	3,663
Deferred income taxes	12,768	12,036

Total current assets	308,563	299,590
Property and equipment, net	5,175	4,717
Goodwill	185,402	158,725
Other intangibles, net	19,136	12,403
Restricted assets	26,854	21,392
Other Assets	293	280

Total Assets	$545,423	$497,107

Liabilities and Members’ Equity
Current Liabilities:
Medical benefits payable	$173,697	$148,297
Unearned premiums	26,861	76,248
Accounts payable and accrued expenses	35,424	29,830
Income taxes payable	—	143
Deferred income taxes	—	1,252
Current portion of notes payable to related party	—	48,170
Current portion of long-term debt	1,594	—

Total current liabilities	237,576	303,940
Notes payable to related party	28,241	71,568
Long-term debt	157,627	16,017
Accrued interest	1,173	1,782
Deferred income taxes	4,806	3,971
Other liabilities	250	252

Total liabilities	429,673	397,530

Commitments and Contingencies (see Note 5)
Members’ Equity:
Preferred Units, no par value (no units issued or outstanding)	—	—
Class A Common Units, no par value (23,530,225 and 23,507,839 units issued and outstanding)	—	—
Class B Common Units, no par value (2,287,037 and no units issued and outstanding)	—	—
Class C Common Units, no par value (4,807,508 and 4,842,508 units issued and outstanding)	—	—
Preferred Stock, $0.01 par value (20,000,000 authorized, no units issued or outstanding), pro forma (unaudited)	—	—
Common Stock, $0.01 par value (100,000,000 authorized, 29,735,757 and 29,737,421 shares issued and outstanding), pro forma (unaudited)	—	—	$297
Paid-in capital	72,799	71,382	72,502
Retained earnings	42,952	28,194	42,952
Accumulated other comprehensive income	(1)	1	(1)

Total members’ equity	115,750	99,577	$115,750

Total Liabilities and Members’ Equity	$545,423	$497,107

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands, except per unit and pro forma per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Premium	$320,740	$253,232	$621,990	$503,858
Investment and other income	691	925	1,277	1,856

Total revenues	321,431	254,157	623,267	505,714

Expenses:
Medical benefits	263,784	208,114	515,219	422,131
Selling, general and administrative	39,121	30,253	75,912	57,572
Depreciation and amortization	2,026	1,764	3,685	4,496
Interest	1,846	2,805	4,111	4,384

Total expenses	306,777	242,936	598,927	488,583

Income before income taxes	14,654	11,221	24,340	17,131
Income tax expense	5,718	4,713	9,582	7,195

Net income	8,936	6,508	14,758	9,936
Class A common unit yield	(1,601)	(1,478)	(3,172)	(2,926)

Net income attributable to common units	$7,335	$5,030	$11,586	$7,010

Net income attributable per common unit (see Note 1):
Net income attributable per common unit — basic	$0.26	$0.19	$0.42	$0.26
Net income attributable per common unit — diluted	$0.23	$0.18	$0.36	$0.25
Pro forma net income attributable per common share - basic (see Note 1)	$0.32	$0.23	$0.51	$0.32
Pro forma net income attributable per common share - diluted (see Note 1)	$0.28	$0.22	$0.44	$0.31

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Six Months
	Ended June 30,
	2004	2003
Cash from operating activities:
Net income	$14,758	$9,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,685	4,496
Realized gains on investments	(2)	—
Equity-based compensation expense	1,322	—
Accreted interest	298	301
Provision for doubtful receivables	1,547	3,947
Net gain on loan prepayment	(2,697)	—
Changes in operating accounts, net of effect of acquisition:
Premiums and other receivables	(2,809)	(460)
Prepaid expenses and other current assets	(6,538)	(3,332)
Deferred income tax asset	373	—
Medical benefits payable	7,240	20,965
Unearned premiums	(49,489)	(22,799)
Accounts payable and accrued expenses	2,822	3,966
Accrued interest	(609)	2,820
Taxes payable and deferred tax liability	1,516	(8,910)
Other, net	—	564

Net cash (used in) provided by operations	(28,583)	11,494

Cash from investing activities:
Purchase of business	(36,542)	—
Proceeds from sale and maturities of investments	48	1,487
Purchases of investments	(5,327)	(14,626)
Purchases and dispositions of restricted investments	(4,886)	(540)
Additions to property and equipment, net	(1,274)	(1,649)

Net cash used in investing activities	(47,981)	(15,328)

Cash from financing activities:
Contribution of capital	95	100
Proceeds from debt issuance, net	159,200	14,568
Payments on debt	(104,792)	(21,220)

Net cash provided by (used in) financing activities	54,503	(6,552)

Cash and cash equivalents:
Decrease during period	(22,061)	(10,386)
Balance at beginning of period	237,321	146,784

Balance at end of period	$215,260	$136,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$4,601	$7,256

Cash paid for interest	$6,021	$130

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except unit and per unit data)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (S-CHIP), and Medicare programs, serving approximately 695,000 members as of June 30, 2004.

History

     WellCare Holdings, LLC, a Delaware limited liability company (“Holdings”), was formed on May 8, 2002 for the purpose of acquiring the WellCare group of companies. Holdings began operations on August 1, 2002 in conjunction with the acquisition of its operating subsidiaries in Florida, New York and Connecticut. On June 3, 2004, Holdings acquired a new subsidiary that provides Medicaid managed care services in Illinois and Indiana.

     The Company, formerly known as WellCare Group, Inc., became the successor to Holdings following a reorganization that took place immediately prior to the closing of the Company’s initial public offering on July 7, 2004. The reorganization was effected through a merger of Holdings with and into the Company, a wholly-owned subsidiary of Holdings. Upon consummation of the merger, the Company changed its name to WellCare Health Plans, Inc.

Basis of Presentation

     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 30, 2004. In the opinion of the Company’s management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

     Basic net income attributable per unit is computed by dividing the net income less the Class A common unit yield for the period by the weighted average number of units outstanding during the period, less units outstanding that are unvested and subject to provisions that allow the Company to repurchase units at its sole discretion. Diluted net income attributable per unit is computed by dividing the net income for the period less the Class A common unit yield by the weighted average number of units outstanding during the period, including the unvested units that are subject to provisions that allow the Company to repurchase units at its sole discretion.

     Holdings’ historic capital structure is not indicative of the Company’s prospective structure due to the automatic conversion of all units of Holdings into common stock of the Company immediately prior to the closing of the Company’s initial public offering. Accordingly, historic basic and diluted net income attributable per common unit should not be used as an indicator of the future earnings per common share. The pro forma information in the balance sheet assumes conversion of all outstanding units of Holdings into shares of the Company’s common stock

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resulting from the completion of the initial public offering as if it had occurred at the beginning of all periods presented. Pro forma net income per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding common units into shares of the Company’s common stock effective immediately prior to the closing of the Company’s initial public offering on July 7, 2004.

     The following table presents the calculation of net income attributable per common unit—basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$8,936	$6,508	$14,758	$9,936
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense determined under the intrinsic-value based method for all awards	300	14	458	14
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(758)	(31)	(1,257)	(32)

Net adjustment	(458)	(17)	(799)	(18)

Net income, as adjusted	8,478	6,491	13,959	9,918
Class A common unit yield	(1,601)	(1,478)	(3,172)	(2,926)

Adjusted net income attributable to common units	$6,877	$5,013	$10,787	$6,992

Net income attributable per common unit:
Basic-as reported	$0.26	$0.19	$0.42	$0.26
Basic-as adjusted	$0.25	$0.19	$0.39	$0.26
Diluted-as reported	$0.23	$0.18	$0.36	$0.25
Diluted-as adjusted	$0.21	$0.18	$0.33	$0.25

     The Company has equity-based compensation plans for the benefit of its eligible associates and directors. The Company accounts for equity-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table illustrates the effect on net income and net income attributable per common unit as if the fair value based method had been applied to all awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator:
Net income — basic and diluted	$8,936	$6,508	$14,758	$9,936
Class A common unit yield	(1,601)	(1,478)	(3,172)	(2,926)

Net income attributable to common unit	$7,335	$5,030	$11,586	$7,010

Denominator
Weighted average units outstanding — basic	27,877,804	26,685,483	27,745,863	26,581,579
Adjustments for unvested outstanding Class C Common units	4,377,773	1,785,450	4,492,223	1,522,039

Weighted average units outstanding — diluted	32,255,577	28,470,933	32,238,086	28,103,618

Pro forma weighted average shares outstanding — basic	22,668,819	21,699,284	22,561,532	21,614,795

Pro forma weighted average shares outstanding — diluted	26,228,603	23,151,122	26,214,381	22,852,440

Net income attributable per common unit:
Net income attributable per common unit — basic	$0.26	$0.19	$0.42	$0.26
Net income attributable per common unit — diluted	$0.23	$0.18	$0.36	$0.25
Pro forma net income attributable per common share — basic	$0.32	$0.23	$0.51	$0.32
Pro forma net income attributable per common share — diluted	$0.28	$0.22	$0.44	$0.31

2. BUSINESS ACQUISITION

     On June 3, 2004, the Company acquired Harmony Health Systems, Inc. (“HHS”) and its subsidiaries, Harmony Health Plan of Illinois, Inc. and Harmony Health Management, Inc., referred to collectively as the “Acquired Subsidiaries,” pursuant to the terms of a merger agreement entered into on March 3, 2004, for $50,296, including acquisition costs of $1,609. The Acquired Subsidiaries serve approximately 94,000 Medicaid members in Illinois and Indiana as of June 30, 2004. The results of the Acquired Subsidiaries’ operations have been included in the condensed consolidated financial statements since the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 31, 2004. No material transactions occurred between May 31, 2004 and the transaction date. Goodwill and other intangibles are estimated to be $35,571. The Company has not yet finalized the fair value analysis; therefore, the allocation of the assets and liabilities is subject to adjustment.

May 31, 2004
(unaudited)
Cash and cash equivalents	$13,754
Premiums and other receivables	16,223
Other assets	3,706

Total assets acquired	33,683

Claims payable	(18,160)
Short-term debt and other liabilities	(798)

Total liabilities assumed	(18,958)

Net assets acquired	$14,725

     The following unaudited pro forma summary information presents the consolidated income statement information for the three-month and six-month periods ended June 30, 2004 and 2003 as if the acquisition had been consummated on January 1, 2003, and does not purport to be indicative of what would have occurred had the acquisition been completed at that date or the results that may occur in the future.

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premium Revenue	$342,436	$280,917	$674,966	$559,956

Net Income	$8,808	$11,084	$14,977	$14,748

Net income attributable per common unit — basic	$0.32	$0.42	$0.54	$0.55

Net income attributable per common unit — diluted	$0.27	$0.39	$0.46	$0.52

3. DEBT

     In May 2004, the Company and certain subsidiaries entered into a credit agreement and obtained two new credit facilities, consisting of a senior secured term loan facility in the amount of $160,000 and a revolving credit facility in the amount of $50,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly at a rate per annum based on the optional rates available to the Company. The Company has the option to select either (a) LIBOR plus a 4 percent margin or (b) the greater of (i) prime or (ii) the federal funds rate plus 0.50%, plus a margin of 3 percent. In May 2004, the Company chose the six month LIBOR rate option which is 5.5625%. At the end of the six month period, the Company will have to select a new rate option. The term loan facility will mature in May 2009, and the revolving credit facility will mature in May 2008. The Company is a party to this facility for the purpose of guaranteeing the indebtedness of certain of its subsidiaries.

     The credit agreement also contains various restrictive covenants which limit among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain fixed charge and leverage ratios. The Company is in compliance with the financial covenant ratios at June 30, 2004.

     Concurrently, the Company entered into an agreement with the former stockholders of certain of the Company’s subsidiaries to prepay $85,000 of the principal balance of a note previously issued to them (the “Seller Note”), using a portion of the proceeds of the new senior secured term loan facility. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration of that prepayment. The remaining balance of the Seller Note, $28,241, is due on September 15, 2006, and would be due immediately upon the sale of the Company. The Company also used $18,263 of the proceeds of the new facility to prepay the $16,271 senior discount notes issued in March 2003 by a subsidiary of the Company, and terminated the previously available $15,000 line of credit obtained in March 2003 by a subsidiary of the Company. No amounts have been drawn on the $50,000 revolving credit facility.

     At June 30, 2004, maturities on the new credit facility and the Seller Note were as follows:

2004	$799
2005	1,586
2006	29,811
2007	1,555
2008 and thereafter	154,490

$188,241

4. SEGMENT REPORTING

     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations.

     The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and family and children’s health programs. The Medicare segment

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

includes operations to provide healthcare services to recipients who are eligible for the federally supported Medicare program. The corporate and other segment includes revenue and claims associated with commercial members. As of June 30, 2004, the Company has no commercial members and is not offering commercial products.

     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premium revenue:
Medicaid	$240,479	$177,191	$456,599	$352,073
Medicare	79,695	71,430	164,255	141,765
Corporate and other	566	4,611	1,136	10,020

Total	320,740	253,232	621,990	503,858
Medical benefits expense:
Medicaid	197,569	145,110	380,631	297,136
Medicare	66,726	58,695	134,695	116,301
Corporate and other	(511)	4,309	(107)	8,694

Total	263,784	208,114	515,219	422,131
Gross profit:
Medicaid	42,910	32,081	75,968	54,937
Medicare	12,969	12,735	29,560	25,464
Corporate and other	1,077	302	1,243	1,326

Total	56,956	45,118	106,771	81,727

5. COMMITMENTS AND CONTINGENCIES

     The Company is a party to certain legal proceedings in the ordinary course of business. The Company does not believe these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows. The Company has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

6. SUBSEQUENT EVENTS

     On July 6, 2004, the Company issued an aggregate of 29,735,757 shares of the Company’s common stock in exchange for all of the outstanding membership interests in Holdings, plus accrued yields, pursuant to a merger of Holdings with and into the Company.

     In connection with the Company’s initial public offering of its common stock, the U.S. Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004. On July 7, 2004, the Company closed the sale of all 8,433,333 shares of the Company’s common stock registered under the Registration Statement. Of this amount, a total of 7,333,333 shares were sold by the Company and 1,100,000 shares were sold by a selling stockholder. The shares sold by the selling stockholder were sold pursuant to the exercise in full of the underwriters’ over-allotment option.

     Contemporaneously with the initial public offering, options to purchase 472,200 shares of the Company’s common stock were granted under the Company’s equity plans, resulting in an aggregate of 1,802,310 shares of

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock issuable upon the exercise of outstanding options. All of these transactions resulted in 38,871,400 outstanding shares of common stock on a diluted basis after the closing of the initial public offering.

     The Company’s initial public offering price was $17 per share. The aggregate sale price for all of the shares sold by the Company was approximately $124,667, resulting in net proceeds to the Company of approximately $114,102 after payment of underwriting discounts and commissions of approximately $8,727 and legal, accounting and other fees incurred in connection with the offering of approximately $1,838. The aggregate sale price for all of the shares sold by the selling stockholder was $18,700. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.

     Upon the completion of the Company’s initial public offering, the Company invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited financial statements for the year ended December 31, 2003, appearing in our Registration Statement on Form S-1 (No. 333-112829), filed with the Securities and Exchange Commission on February 13, 2004, as amended.

     This Quarterly Report on Form 10-Q contains “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our HMO contracts;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	our ability to accurately estimate incurred but not reported medical costs;

•	risks associated with future changes in healthcare laws;

•	potential reductions in funding for government healthcare programs;

•	risks associated with our acquisition strategy; and

•	risks associated with our substantial debt obligations.

     Additional information concerning these and other important risks and uncertainties can be found under the heading “Risk Factors” in the final prospectus from our initial public offering, as filed with the Securities and Exchange Commission (“SEC”) on July 1, 2004. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Our business currently operates health plans in Florida, New York, Connecticut, Illinois and Indiana, serving approximately 695,000 members as of June 30, 2004. The following tables summarize our membership by state and by program as of June 30, 2004 and 2003.

	June 30, 2004	June 30, 2003
State
Florida	510,000	423,000
New York	63,000	47,000
Connecticut	28,000	19,000
Illinois	59,000	—
Indiana	35,000	—

	695,000	489,000
Program
Medicaid	653,000	440,000
Medicare	42,000	41,000
Commercial	—	8,000

	695,000	489,000

     We enter into contracts generally on an annual basis with government agencies that administer health benefits programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex.

     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive. Our arrangements with providers fall into two broad categories: capitation arrangements, where we pay the providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the healthcare provided. Generally, capitation payments represent less than 11% of our total medical benefits expense. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

     Estimation of medical benefits expense is our most significant critical accounting estimate. See “- Critical Accounting Policies.”

     We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance and member co-payments and premiums for some of our Medicare plans. National healthcare costs have been increasing at a higher rate than the general inflation rate, however, and relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results. Changes in healthcare laws, regulations and practices, levels of use of healthcare services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

Acquisitions

     In June 2004, we acquired Harmony Health Systems, Inc. (“Harmony”), a provider of Medicaid managed care plans in Illinois and Indiana. As a result of the acquisition, we increased our Medicaid membership by approximately 94,000 as of June 30, 2004. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing distributions of cash by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. The purchase price will be adjusted by the amount of any excess or shortfall in the amount of Harmony’s reserves for medical benefits as of December 31, 2003, compared to medical benefits actually incurred as of that date as measured on or about December 31, 2004.

     We are currently identifying markets for potential acquisitions or expansion that would increase our membership and broaden our geographic presence. These potential acquisitions or expansion efforts are at various stages of internal consideration, and we may enter into letters of intent, transactions or other arrangements supporting our growth strategy at any time. However, we cannot predict when or whether such transactions or other arrangements will actually occur, and we may not be successful in completing potential acquisitions.

Segments

     We have two reportable business segments: Medicaid and Medicare. Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates, and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs including the Temporary Assistance to Needy Families and Supplemental Security Income programs.

     The Temporary Assistance to Needy Families and Supplemental Security Income programs provide assistance to low-income families with children and were adopted to replace the Aid to Families with Dependent Children program. Supplemental Security Income is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

     State Children’s Health Insurance Program (S-CHIP), developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. S-CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering S-CHIP through their Medicaid programs.

     Medicare is a federal program that provides persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services.

     Under the Medicare+Choice program, managed care plans can contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare+Choice program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the services provided by the HMO exclusively and may be required to pay a premium to the federal Medicare program unless the HMO chooses to pay the premium as part of its benefit package.

Critical Accounting Policies

     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting policies discussed below are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Revenue recognition. We generate revenues primarily from premiums we receive from agencies of the federal government and the states in which we operate to provide healthcare benefits to our members. We receive a fixed premium per member per month to provide healthcare benefits to our members pursuant to our contracts in each of our markets. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members. Premiums collected in advance are deferred and reported as unearned premiums. Any amounts that have not been received remain on the balance sheet classified as premiums receivable. We also generate revenues from investments.

     We experience adjustments to our revenues based on member retroactivity. These retroactivity adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue is billed. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We refine our estimates and methodologies based upon actual retroactivity experienced. Retroactivity adjustments have not been significant.

     Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various healthcare providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services.

     Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

     Medical benefits payable consists primarily of benefit reserves established for reported and unreported claims, which are unpaid as of the balance sheet date, and contractual liabilities under risk-sharing arrangements, determined through an estimation process utilizing company-specific, industry-wide, and general economic information and data.

     We have used the same methodology for estimating our medical benefits expense and medical benefits payable since we began operations of the WellCare group of companies in August 2002. Our policy is to record management’s best estimate of medical benefits payable. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.

     Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

     Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births, and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in trend in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to predict accurately estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

     We record reserves for estimated referral claims related to healthcare providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.

     Changes in estimates of medical benefits payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submission and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon per member per month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

     Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries and the Harmony acquisition. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademark, noncompete agreements, government contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years. We have not finalized the valuation of the goodwill and intangible assets acquired as a result of the Harmony acquisition. However, we have estimated the amount of goodwill and intangible assets based on historical and industry-wide data.

     We evaluate whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. We must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

     We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the third quarter for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.

Results of Operations

     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues
Premium	99.8%	99.6%	99.8%	99.6%
Investment and other income	0.2%	0.4%	0.2%	0.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses
Medical benefits	82.1%	81.9%	82.7%	83.5%
Selling, general and administrative	12.2%	11.9%	12.2%	11.4%
Depreciation and amortization	0.6%	0.7%	0.6%	0.8%
Interest	0.6%	1.1%	0.6%	0.9%

Total expenses	95.5%	95.6%	96.1%	96.6%

Income before income taxes	4.5%	4.4%	3.9%	3.4%
Income tax expense	1.8%	1.9%	1.5%	1.4%

Net Income	2.7%	2.5%	2.4%	2.0%

     One of our primary tools for measuring profitability is our medical benefits ratio, the ratio of our medical benefits expense to the premiums we receive. Changes in the medical benefits ratio from period to period result from changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use medical benefits ratios both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although medical benefits ratios play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable medical benefits ratio if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

Three and Six Month Periods Ended June 30, 2004 Compared to the Three and Six Month Periods Ended June 30, 2003

     Premium revenue. Premium revenues for the three months ended June 30, 2004 increased $67.5 million, or 27%, to $320.7 million from $253.2 million for the same period last year. For the six months ended June 30, 2004, premium revenues increased $118.1, or 23%, to $622.0 million from $503.9 million for the same period last year. The increase was due in part to the addition of 94,000 Medicaid members resulting from the acquisition of Harmony Health Systems, Inc. (“Harmony”) in June 2004. Internal growth in our membership, excluding Harmony, was 23% for the six month period. Total membership grew by 206,000 members, or 42%, from 489,000 at June 30, 2003 to 695,000 at June 30, 2004.

     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended June 30, 2004 increased $63.3 million, or 36%, to $240.5 million from $177.2 million for the same period last year. For the six months ended June 30, 2004, Medicaid segment premium revenue increased $104.5 million, or 30%, to $456.6 million from $352.1 million for the same period last year. This increase was primarily due to the 26% organic growth in Medicaid membership for the six month period and the 94,000 members acquired through the purchase of Harmony in June 2004. Aggregate membership in the Medicaid segment grew by 213,000 members, or 48%, from 440,000 members at June 30, 2003 to 653,000 at June 30, 2004.

     Medicare segment premium revenue for the three months ended June 30, 2004 increased $8.3 million, or 12%, to $79.7 million from $71.4 million for the same period last year. For the six months ended June 30, 2004, Medicare segment premium revenue increased $22.5 million, or 16%, to $164.3 million from $141.8 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of increased rates received for Medicare members, averaging approximately 10% based on the demographic mix of our membership. Membership within the Medicare segment grew by 2% from June 30, 2003 to June 30, 2004.

     Investment income. Investment income for the three months ended June 30, 2004 decreased $0.2 million, or 25%, to $0.7 million from $0.9 million for the same period last year. For the six months ended June 30, 2004, investment income decreased $0.6 million, or 31%, to $1.3 million from $1.9 million for the same period last year. The decrease was due to lower returns on short-term cash and investment deposits in the current interest rate environment.

     Medical benefits expense. Medical benefits expense for the three months ended June 30, 2004 increased $55.7 million, or 27%, to $263.8 million from $208.1 million for the same period last year. For the six months ended June 30, 2004, medical benefits expense increased $93.1 million, or 22%, to $515.2 million from $422.1 million for the same period last year. The increase in medical benefits expense was due to growth in membership and the acquisition of Harmony in June 2004. The medical benefits ratio, as a percentage of premium revenue, was 82.2% for both the three month periods ended June 30, 2004 and 2003. For the six months ended June 30, 2004, the medical benefits ratio was 82.8% compared to 83.8% for the same period last year. The medical benefits ratio decreased in 2004 primarily as a result of premium rate increases on Medicare and lower overall utilization of services by our members.

     The Medicaid segment medical benefits expense for the three months ended June 30, 2004 increased $52.5 million, or 36%, to $197.6 million from $145.1 million for the same period last year. For the six months ended June 30, 2004, Medicaid medical benefits expense increased $83.5 million, or 28%, to $380.6 million from $297.1 million for the same period last year. The increase was primarily due to the internal growth in membership. The membership increase accounted for $69.2 million of the increase when comparing the three-month periods. The increase was offset by $16.7 million reduction in costs resulting from lower unit costs due to renegotiation of certain provider contracts and changes in membership mix. The Medicaid medical benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2004 was 82.2% compared to 81.9% for the same period last year. For the six months ended June 30, 2004, the Medicaid medical benefits ratio was 83.4% compared to 84.4% for the same period last year.

     Medicare segment medical benefits expense for the three months ended June 30, 2004 increased $8.0 million, or 14%, to $66.7 million from $58.7 million for the same period last year. For the six months ended June 30, 2004, Medicare medical benefits expense increased $18.4 million, or 16%, to $134.7 million from $116.3 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $7.7 million of the increase in the quarter. Increased healthcare costs accounted for $0.3 million of the quarterly increase. The Medicare medical benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2004 was 83.7% compared to 82.2% for the same period last year. The Medicare medical benefits ratio was 82.0% for both six month periods ended June 30, 2004 and 2003. The medical benefits ratio remained constant as a result of the premium rates increases offset by higher healthcare costs.

     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2004 increased $8.9 million, or 29%, to $39.1 million from $30.3 million for the same period last year. For the six months ended June 30, 2004, SG&A expense increased $18.3 million, or 32%, to $75.9 million from $57.6 million for the same period last year. Our SG&A expense to revenue ratio was 12.2% and 11.9% for the three months ended June 30, 2004 and 2003, respectively, and 12.2% and 11.4% for the six months ended June 30, 2004 and 2003, respectively. The increase in SG&A expenses was primarily due to expenses associated with investments in information technology, investments in sales and marketing strategies, and increased spending necessary to support and sustain our membership growth.

     Interest expense. Interest expense was $1.8 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively, and $4.1 million and $4.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease primarily relates to the one-time net gain on the early repayment of our previous credit facilities and partial repayment of the note payable to the prior owners of our Florida operations, partially offset by the increase in borrowings in May 2004.

     Income tax expense. Income tax expense for the three months ended June 30, 2004 was $5.7 million with an effective tax rate of 39% as compared to $4.7 million for the same period last year with an effective tax rate of 42%. Income tax expense for the six months ended June 30, 2004 was $9.6 million with an effective tax rate of 39.4% as compared to $7.2 million with an effective tax rate of 42% for the same period last year due to investment in tax-exempt securities and more effective state tax planning.

     Net income. Net income for the three months ended June 30, 2004 was $8.9 million compared to $6.5 million for the same period last year, representing an increase of 37%. For the six months ended June 30, 2004, net income was $14.8 million compared to $9.9 million for the same period last year, representing an increase of 49%.

Liquidity and Capital Resources

     We have financed our operations through internally generated funds and borrowings under our credit facilities. Our primary use of cash is the payment of expenses related to medical benefits. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund geographic and product expansion or acquire healthcare businesses.

     We maintain balances of cash and cash equivalents to pay claims and related expenses. As of June 30, 2004, we had cash and cash equivalents of $215.3 million, and investments included in current assets of $39.1 million. Total cash, cash equivalents, and investments included in current assets as of June 30, 2004 was $254.3 million, compared to $193.8 million as of June 30, 2003 and $271.1 million at December 31, 2003. After receipt of the proceeds from the Company’s initial public offering, total cash and cash equivalents was $128.1 million and $50.0 was available for use under our credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2004, we had cash and cash equivalents of $215.3 million, investments classified as current assets of $39.1 million, and restricted investments on deposit for licensure of $26.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and 12 months. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2004, the fair value of our fixed income investments would decrease by less than $.1 million. Similarly, a 1% decrease in market interest rates at June 30, 2004 would result in an increase of the fair value of our investments of less than $.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of June 30, 2004, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In early 2001, an action was filed against one of our HMO subsidiaries by a sales agency that had contracted to market a commercial health plan formerly offered by our subsidiary. The action, entitled E.S. Thomas vs. Well Care HMO, Inc., was brought in Circuit Court in Hillsborough County, Florida, Case No. 01001408. The

plaintiff alleges that its contract requires our Well Care HMO, Inc. (“Well Care HMO”) subsidiary to allow the plaintiff to serve as a sales agent for Well Care HMO’s Medicare health plans, and seeks monetary damages, including lost profits over the alleged contract term. We intend to defend this matter vigorously.

     In addition, we are involved in legal proceedings in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, including the E.S. Thomas litigation, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

     We believe that we have obtained adequate insurance or rights to indemnification or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On July 6, 2004, we issued an aggregate of 29,735,757 shares of our common stock in exchange for all of the outstanding membership interests in WellCare Holdings, LLC (“Holdings”), plus accrued yields, pursuant to a merger of Holdings with and into us. The issuance of the above securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering, based on, among other considerations, the limited number of offerees, the sophistication of the offerees, the access the offerees had to relevant information and management, and the absence of any new investment decision by the members of Holdings in connection with the merger.

     In connection with our initial public offering of our common stock, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004. On July 7, 2004, we closed the sale of all 8,433,333 shares of our common stock registered under the Registration Statement. Of this amount, a total of 7,333,333 shares were sold by us and 1,100,000 shares were sold by a selling stockholder. The shares sold by the selling stockholder were sold pursuant to the exercise in full of the underwriters’ over-allotment option. Morgan Stanley & Co. Incorporated, SG Cowen & Co., LLC, UBS Securities LLC and Wachovia Capital Markets, LLC served as the managing underwriters.

     The initial public offering price was $17 per share. The aggregate sale price for all of the shares sold by us was approximately $124.7 million, resulting in net proceeds to us of approximately $114.1 million after payment of underwriting discounts and commissions of approximately $8.7 million and legal, accounting and other fees incurred in connection with the offering of approximately $1.8 million. The aggregate sale price for all of the shares sold by the selling stockholder was $18.7 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.

     Upon the completion of our initial public offering, we invested in the net proceeds from the offering in short-term, interest-bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 30, 2004, Holdings, then our sole stockholder, approved by written consent in lieu of an annual meeting (1) the election of each of our current directors, namely Todd S. Farha, Regina Herzlinger, Kevin Hickey, Alif Hourani, Glen R. Johnson, M.D., Ruben Jose King-Shaw, Jr., Christian P. Michalik and Neal Moszkowski, (2) the classification of our board of directors, (3) our 2004 Equity Incentive Plan, (4) our Employee Stock Purchase Plan, and (5) the form of Indemnification Agreement entered into, or to be entered into, with our current and/or future board members and executive officers.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     The following exhibits are included herein:

(a)	Exhibits.

Exhibit
Number		Description
2.1	(1)	Agreement and Plan of Merger, dated February 12, 2004, between WellCare Holdings, LLC and Registrant.
3.1		Registrant’s Amended and Restated Certificate of Incorporation.
3.2		Registrant’s Amended and Restated Bylaws.
4.1	(2)	Specimen common stock certificate of Registrant.
10.1	(2)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Group, Inc., Comprehensive Health Management, Inc. and Todd S. Farha.
10.2	(2)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Group, Inc., Comprehensive Health Management, Inc. and Heath Schiesser.
10.3	(1)	Credit Agreement, dated as of May 13, 2004, by and among
WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent.
10.4		Registrant’s 2004 Equity Incentive Plan.
10.5		Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.
10.6		Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.
10.7		Registrant’s Employee Stock Purchase Plan.
10.8		Amendment No. 1 to Management and Subscription Agreement, dated as of September 6, 2002, between WellCare Holdings, LLC and Todd S. Farha.
10.9		Amendment Nos. 8 and 9 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for Well Care HMO, Inc.
10.10		Amendment Nos. 10 and 11 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for HealthEase of Florida, Inc.
31.1		Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
32.1		Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
(1)		Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).
(2)		Incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

(b)	Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 12, 2004.

WELLCARE HEALTH PLANS, INC.

By: / s / Paul L. Behrens
Paul L. Behrens, Chief Financial Officer
(Principal Financial and Accounting Officer and duly
authorized officer)

EXHIBIT INDEX

Exhibit
Number		Description
2.1	(1)	Agreement and Plan of Merger, dated February 12, 2004, between WellCare Holdings, LLC and Registrant.
3.1		Registrant’s Amended and Restated Certificate of Incorporation.
3.2		Registrant’s Amended and Restated Bylaws.
4.1	(2)	Specimen common stock certificate of Registrant.
10.1	(2)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Group, Inc., Comprehensive Health Management, Inc. and Todd S. Farha.
10.2	(2)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Group, Inc., Comprehensive Health Management, Inc. and Heath Schiesser.
10.3	(1)	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent.
10.4		Registrant’s 2004 Equity Incentive Plan.
10.5		Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.
10.6		Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.
10.7		Registrant’s Employee Stock Purchase Plan.
10.8		Amendment No. 1 to Management and Subscription Agreement, dated as of September 6, 2002, between WellCare Holdings, LLC and Todd S. Farha.
10.9		Amendment Nos. 8 and 9 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for Well Care HMO, Inc.
10.10		Amendment Nos. 10 and 11 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for HealthEase of Florida, Inc.
31.1		Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
32.1		Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 12, 2004.
(1)		Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).
(2)		Incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).