Form 10-Q
period 2004-09-30
WELLCARE HEALTH PLANS, INC.
filed 2004-11-05
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-32209

WELLCARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0937650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8725 Henderson Road, Renaissance One
Tampa, Florida	33634
(Address of principal executive offices)	(Zip Code)

(813) 290-6200
(Registrant’s telephone number, including area code)

6800 N. Dale Mabry Highway, Suite 268
Tampa, Florida 33614
(Former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

     As of November 4, 2004, there were 37,069,090 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

-i-

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and unit data)

	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$265,425	$237,321
Investments	144,820	33,778
Premiums and other receivables	50,312	12,792
Prepaid expenses and other current assets	7,151	3,663
Deferred income taxes	15,397	12,036

Total current assets	483,105	299,590
Property and equipment, net	7,841	4,717
Goodwill	189,807	158,725
Other intangibles, net	17,962	12,403
Restricted investment assets	30,403	21,392
Other assets	368	280

Total Assets	$729,486	$497,107

Liabilities and Stockholders’ and Members’ Equity
Current Liabilities:
Medical benefits payable	$177,486	$148,297
Unearned premiums	66,693	76,248
Accounts payable and accrued expenses	33,721	29,830
Income taxes payable	11,535	143
Deferred income taxes	3,166	1,252
Current portion of notes payable to related party	—	48,170
Current portion of long-term debt	1,600	—

Total current liabilities	294,201	303,940
Notes payable to related party	25,000	71,568
Long-term debt	157,261	16,017
Accrued interest	1,184	1,782
Deferred income taxes	6,128	3,971
Other liabilities	250	252

Total liabilities	484,024	397,530

Commitments and Contingencies (see Note 5)
Stockholders’ and Members’ Equity:
Preferred Units, no par value (no units issued or outstanding)		—
Class A Common Units, no par value (23,507,839 units issued and outstanding)		—
Class B Common Units, no par value (no units issued and outstanding)		—
Class C Common Units, no par value (4,842,508 units issued and outstanding)		—
Preferred Stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—
Common Stock, $0.01 par value (100,000,000 authorized, 37,069,090 shares issued and outstanding)	371
Paid-in capital	185,352	71,382
Retained earnings	59,745	28,194
Accumulated other comprehensive income	(6)	1

Total stockholders’ and members’ equity	245,462	99,577

Total Liabilities and Stockholders’ and Members’ Equity	$729,486	$497,107

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Premium	$373,625	$259,825	$995,615	$763,683
Investment and other income	1,019	722	2,296	2,578

Total revenues	374,644	260,547	997,911	766,261

Expenses:
Medical benefits	296,737	211,421	811,956	633,552
Selling, general and administrative	46,164	29,548	122,076	87,120
Depreciation and amortization	1,916	1,798	5,601	6,294
Interest	2,915	2,067	7,026	6,451

Total expenses	347,732	244,834	946,659	733,417

Income before income taxes	26,912	15,713	51,252	32,844
Income tax expense	10,119	8,026	19,701	15,221

Net income	$16,793	7,687	$31,551	17,623

Class A common unit yield		(1,511)		(4,437)

Net income attributable to common units		$6,176		$13,186

Net income per share (see Note 1):
Net income per share — basic	$0.48		$1.18
Net income per share — diluted	$0.45		$1.07
Net income attributable per common unit (see Note 1):
Net income attributable per common unit - basic		$0.23		$0.49
Net income attributable per common unit - diluted		$0.21		$0.46
Pro forma net income per common share (see Note 1):
Pro forma net income per common share - basic		$0.35		$0.81
Pro forma net income per common share - diluted		$0.32		$0.76

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$31,551	$17,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,601	6,294
Realized gains on investments	(2)	—
Equity-based compensation expense	1,713	—
Accreted interest	338	602
Provision for doubtful receivables	1,789	4,360
Net gain on loan prepayment	(2,697)	—
Changes in operating accounts, net of effect of acquisition:
Premiums and other receivables	(22,144)	3,086
Prepaid expenses and other current assets	(7,714)	(4,365)
Deferred income tax asset	(2,256)	1,944
Medical benefits payable	11,029	25,825
Unearned premiums	(9,657)	(22,968)
Accounts payable and accrued expenses	1,119	(4,070)
Accrued interest	(598)	(1,046)
Taxes payable and deferred tax liability	17,539	(3,881)
Other, net	(168)	(339)

Net cash provided by operating activities	25,443	23,065

Cash flows from investing activities:
Purchase of business	(36,542)	—
Proceeds from sale and maturities of investments	8,728	3,387
Purchases of investments	(119,776)	(14,689)
Purchases and dispositions of restricted investments	(8,435)	(674)
Additions to property and equipment, net	(4,471)	(2,692)

Net cash used in investing activities	(160,496)	(14,668)

Cash flows from financing activities:
Contribution of capital	95	486
Proceeds from debt issuance, net	159,200	14,568
Payments on debt	(108,433)	(28,660)
Proceeds from initial public offering, net	112,295	—

Net cash provided by (used in) financing activities	163,157	(13,606)

Cash and cash equivalents:
Increase (decrease) during period	28,104	(5,209)
Balance at beginning of period	237,321	146,784

Balance at end of period	$265,425	$141,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$4,925	$7,722

Cash paid for interest	$8,691	$6,116

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except member, share and unit data)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (S-CHIP), and Medicare programs, serving approximately 734,000 members as of September 30, 2004.

History

     WellCare Holdings, LLC, a Delaware limited liability company (“Holdings”), was formed in May 2002, for the purpose of acquiring the WellCare group of companies. Holdings began operations in August 2002 in conjunction with the acquisition of its operating subsidiaries in Florida, New York and Connecticut. In June 2004, Holdings acquired a new subsidiary that provides Medicaid managed care services in Illinois and Indiana.

     The Company, formerly known as WellCare Group, Inc., became the successor to Holdings following a reorganization that took place immediately prior to the closing of the Company’s initial public offering in July 2004. The reorganization was effected through a merger of Holdings with and into the Company, a wholly-owned subsidiary of Holdings. The Company issued an aggregate of 29,735,757 shares of the Company’s common stock in exchange for all of the outstanding membership interests in Holdings, plus accrued yields, pursuant to the merger. Upon consummation of the merger, the Company changed its name to WellCare Health Plans, Inc.

     The Company’s initial public offering price was $17 per share. The aggregate sale price for all of the shares sold by the Company was approximately $124.7 million, resulting in net proceeds to the Company of approximately $112.3 million after payment of underwriting discounts and commissions of approximately $8.7 million and legal, accounting and other fees incurred in connection with the offering of approximately $3.7 million.

Basis of Presentation

     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 30, 2004. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Earnings Per Common Share

     Basic net income per common share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period, plus other potentially dilutive securities.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

Earnings Attributable Per Common Unit

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

     Holdings’ historic capital structure is not indicative of the Company’s current structure due to the automatic conversion of all units of Holdings into common stock of the Company immediately prior to the closing of the Company’s initial public offering. Accordingly, historic basic and diluted net income attributable per common unit should not be used as an indicator of the future earnings per common share. The pro forma information in the balance sheet assumes conversion of all outstanding units of Holdings into shares of the Company’s common stock resulting from the completion of the initial public offering as if it had occurred at the beginning of all periods presented. Pro forma net income per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding common units into shares of the Company’s common stock effective immediately prior to the closing of the Company’s initial public offering on July 7, 2004.

     The components of total shares and units outstanding at September 30, 2004 and December 31, 2003, are as follows:

	September 30,	December 31,
	2004	2003
	(unaudited)	(unaudited)
Common Shares	33,159,871	—
Units outstanding	—	23,507,839
Vested restricted shares	2,192,189	—
Vested restricted units	—	1,702,978
Unvested restricted shares	1,717,030	—
Unvested restricted units	—	3,139,530
Options outstanding	1,937,496	1,099,500

Total Shares/Units outstanding including options	39,006,586	29,449,847

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

     The following table illustrates the effect on net income and net income attributable per common unit as if the fair value based method had been applied to all awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$16,793	$7,687	$31,551	$17,623
Reconciling items (net of tax effects):
Add: stock-based employee compensation expense determined under the intrinsic-value based method for all awards	599	170	1,055	199
Deduct: stock-based employee compensation expense determined under the fair-value based method for all awards	(1,462)	(357)	(2,714)	(421)

Net adjustment	(863)	(187)	(1,659)	(222)

Net income, as adjusted	$15,930	7,500	$29,892	$17,401

Class A common unit yield		(1,511)		(4,437)

Adjusted net income attributable to common units		$5,989		$12,964

Net income per common share:
Basic - as reported	$0.48		$1.18
Basic - as adjusted	$0.45		$1.12
Diluted - as reported	$0.45		$1.07
Diluted - as adjusted	$0.43		$1.03
Net income attributable per common unit:
Basic - as reported		$0.23		$0.49
Basic - as adjusted		$0.22		$0.49
Diluted - as reported		$0.21		$0.46
Diluted - as adjusted		$0.20		$0.45

     The Company has equity-based compensation plans for the benefit of its eligible associates, consultants and directors. The Company accounts for equity-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

     The following table presents the calculation of net income per common share — basic and diluted and net income attributable per common unit — basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator:
Net income — basic and diluted	$16,793	$7,687	$31,551	$17,623

Class A common unit yield		(1,511)		(4,437)

Net income attributable to common unit		$6,176		$13,186

Denominator
Weighted average common shares outstanding — basic	35,093,632		26,767,093
Adjustment for unvested restricted common shares	1,975,458		2,229,149
Dilutive effect of stock options (as determined by the treasury stock method)	542,338		421,233

Weighted average common shares outstanding — diluted	37,611,428		29,417,475

Weighted average units outstanding — basic		26,977,869		26,715,379
Adjustment for unvested outstanding Class C common units and equity options issued		2,943,847		2,004,250

Weighted average units outstanding — diluted		29,921,716		28,719,629

Pro forma weighted average shares outstanding — basic		21,937,038		21,723,594
Pro forma adjustment for unvested restricted common shares		2,228,860		1,555,857
Pro forma dilutive effect of stock options (as determined by the treasury stock method)		—		—

Pro forma weighted average shares outstanding — diluted		24,165,898		23,279,451

Net income per common share:
Net income per common share — basic	$0.48		$1.18
Net income per common share — diluted	$0.45		$1.07
Net income attributable per common unit:
Net income attributable per common unit - basic		$0.23		$0.49
Net income attributable per common unit - diluted		$0.21		$0.46
Pro forma net income per common share:
Pro forma net income per common share - basic		$0.35		$0.81
Pro forma net income per common share - diluted		$0.32		$0.76

     The average price for the common units for the three and nine month periods ended September 30, 2003 was below the exercise price causing the treasury stock method to be anti-dilutive.

2.	BUSINESS ACQUISITION

     In June 2004, the Company acquired Harmony Health Systems, Inc. (“HHS”) and its subsidiaries, Harmony Health Plan of Illinois, Inc. and Harmony Health Management, Inc. (collectively, the “Acquired Subsidiaries”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. The results of the Acquired Subsidiaries’ operations have been included in the condensed consolidated financial statements since the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 31, 2004. No material transactions occurred between May 31, 2004 and the transaction date. Goodwill and other intangibles are estimated to be $40,186. The Company has not yet finalized the fair value analysis of purchased intangibles; therefore, the allocation of the assets and liabilities is subject to adjustment.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

May 31, 2004
(unaudited)
Cash and cash equivalents	$13,754
Premiums and other receivables	16,223
Other assets	3,706

Total assets acquired	33,683

Claims payable	(18,160)
Short-term debt and other liabilities	(1,813)
Deferred tax liability	(3,600)

Total liabilities assumed	(23,573)

Net assets acquired	$10,110

     The following unaudited pro forma summary information presents the consolidated income statement information for the three-month and nine-month periods ended September 30, 2004 and 2003 as if the acquisition had been consummated on January 1, 2003, and does not purport to be indicative of what would have occurred had the acquisition been completed at that date or the results that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premium Revenue	$373,625	$286,236	$1,048,591	$846,192

Net Income	$16,886	$8,163	$31,894	$19,752

Net income per share — basic	$0.48		$1.19

Net income per share — diluted	$0.45		$1.08

Net income attributable per common unit — basic		$0.30		$0.74

Net income attributable per common unit — diluted		$0.27		$0.69

3.	DEBT

     In May 2004, the Company and certain subsidiaries entered into a credit agreement and obtained two new credit facilities, consisting of a senior secured term loan facility in the amount of $160,000 and a revolving credit facility in the amount of $50,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly at a rate per annum based on the optional rates available to the Company. The Company has the option to select either (a) LIBOR plus a 4 percent margin or (b) the greater of (i) prime or (ii) the federal funds rate plus 0.50%, plus a margin of 3 percent. In May 2004, the Company chose the six month LIBOR rate option which is 5.5625%. At the end of the six month period, the Company will have to select a new rate option. The term loan facility will mature in May 2009, and the revolving credit facility will mature in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement.

     The credit agreement also contains various restrictive covenants which limit, among other things, indebtedness, liens and business combination transactions. In addition, the Company must maintain certain fixed charge and leverage ratios. The Company is in compliance with the financial covenant ratios at September 30, 2004.

     Concurrently, the Company entered into an agreement with the former stockholders of certain of the Company’s subsidiaries (the “Selling Stockholders”) to prepay $85,000 of the principal balance of a note previously issued to them (the “Seller Note”), using a portion of the proceeds of the new senior secured term loan facility. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration of that prepayment. In August 2004, the Company entered into an agreement with the Selling Stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The remaining principal balance of the Seller Note, $25,000, is due on September 15, 2006, and would be due immediately upon the sale of the Company. The Company also used $18,263 of the proceeds of the new facility to prepay the $16,271 senior discount notes issued in March 2003 by a subsidiary of the Company, and terminated the previously available $15,000 line of credit obtained in March 2003 by a subsidiary of the Company. No amounts have been drawn on the $50,000 revolving credit facility as of September 30, 2004.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

     At September 30, 2004, maturities on the new credit facility and the Seller Note were as follows:

(unaudited)
2004	$400
2005	1,600
2006	26,600
2007	1,600
2008 and thereafter	154,400

$184,600

4.	SEGMENT REPORTING

     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration, regulation and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations.

     The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and family and children’s health programs. The Medicare segment includes operations to provide healthcare services to recipients who are eligible for the federally supported Medicare program. The corporate and other segment includes revenue and claims associated with commercial members. As of September 30, 2004, the Company has no commercial members and is not offering commercial products.

     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premium revenue:
Medicaid	$290,105	$185,637	$746,704	$537,710
Medicare	83,516	71,565	247,772	213,329
Corporate and other	4	2,623	1,139	12,644

Total	373,625	259,825	995,615	763,683
Medical benefits expense:
Medicaid	229,230	143,395	609,860	440,531
Medicare	68,284	63,973	202,979	180,274
Corporate and other	(777)	4,053	(883)	12,747

Total	296,737	211,421	811,956	633,552
Gross profit:
Medicaid	60,875	42,242	136,844	97,179
Medicare	15,232	7,592	44,793	33,055
Corporate and other	781	(1,430)	2,022	(103)

Total	76,888	48,404	183,659	130,131

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

5. COMMITMENTS AND CONTINGENCIES

     The previously reported action entitled E.S. Thomas vs. Well Care HMO, Inc., brought in Circuit Court in Hillsborough County, Florida, Case No. 01001408, was settled by agreement of the parties on August 31, 2004. The settlement amount payable to the plaintiff was fully covered by indemnification agreements with the prior owners of the Company’s Florida operating subsidiaries. The agreement resolves all outstanding litigation between the parties.

     The Company is a party to legal proceedings in the ordinary course of business. The Company does not believe these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited financial statements for the year ended December 31, 2003, appearing in our Registration Statement on Form S-1 (No. 333-112829), filed with the Securities and Exchange Commission (“SEC”) on February 13, 2004, as amended.

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

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our state and federal contracts;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	our ability to accurately estimate incurred but not reported medical costs;

•	risks associated with future changes in healthcare laws;

•	potential reductions in funding for government healthcare programs;

•	risks associated with our acquisition strategy;

•	risks associated with our substantial debt obligations; and

•	risks associated with our business obligations, including our ability to attract and retain qualified management personnel.

     Additional information concerning these and other important risks and uncertainties can be found under the heading “Risk Factors” in the final prospectus from our initial public offering, as filed with the SEC on July 1, 2004. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Our business currently operates health plans in Florida, New York, Connecticut, Illinois and Indiana, serving approximately 734,000 members as of September 30, 2004. The following tables summarize our membership by state and by program as of September 30, 2004 and 2003.

	September 30,	September 30,
	2004	2003
State
Florida	527,000	427,000
New York	66,000	50,000
Connecticut	33,000	21,000
Illinois	63,000	—
Indiana	45,000	—

	734,000	498,000

Program
Medicaid	690,000	454,000
Medicare	44,000	42,000
Commercial	—	2,000

	734,000	498,000

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

     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends in part on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive. Our arrangements with providers fall into two broad categories: capitation arrangements, where we pay the providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the healthcare provided. Generally, capitation payments represent less than 15% of our total medical benefits expense. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Segments

     We have two reportable business segments: Medicaid and Medicare. Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs including the Temporary Assistance to Needy Families and Supplemental Security Income programs.

     The Temporary Assistance to Needy Families program provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. Supplemental Security Income is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

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

     Medical benefits payable consists primarily of benefit reserves established for reported and unreported claims, which are unpaid as of the balance sheet date, and contractual liabilities under risk-sharing arrangements, determined through an estimation process utilizing company-specific, industry-wide and general economic information and data.

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

     Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in making assumptions regarding trends in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to predict accurately estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues
Premium	99.7%	99.7%	99.8%	99.7%
Investment and other income	0.3%	0.3%	0.2%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses
Medical benefits	79.2%	81.2%	81.4%	82.7%
Selling, general and administrative	12.3%	11.3%	12.2%	11.4%
Depreciation and amortization	0.5%	0.7%	0.5%	0.8%
Interest	0.8%	0.8%	0.7%	0.8%

Total expenses	92.8%	94.0%	94.8%	95.7%

Income before income taxes	7.2%	6.0%	5.2%	4.3%
Income tax expense	2.7%	3.1%	2.0%	2.0%

Net Income	4.5%	2.9%	3.2%	2.3%

     One of our primary tools for measuring profitability is our medical benefits ratio, the ratio of our medical benefits expense to the premiums we receive. Changes in the medical benefits ratio from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use medical benefits ratios both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although medical benefits ratios play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable medical benefits ratio if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

Three and Nine Month Periods Ended September 30, 2004 Compared to the Three and Nine Month Periods Ended September 30, 2003

     Premium revenue. Premium revenues for the three months ended September 30, 2004 increased $113.8 million, or 44%, to $373.6 million from $259.8 million for the same period last year. For the nine months ended September 30, 2004, premium revenues increased $231.9 million, or 30%, to $995.6 million from $763.7 million for the same period last year. For the three and nine months ended September 30, 2004, the increase was due in part to the addition of Medicaid members resulting from the acquisition of Harmony in June 2004, organic growth in our membership of 26% and rate increases on our products. Total membership grew by 236,000 members, or 47%, from 498,000 at September 30, 2003 to 734,000 at September 30, 2004.

     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended September 30, 2004 increased $104.5 million, or 56%, to $290.1 million from $185.6 million for the same period last year. For the nine months ended September 30, 2004, Medicaid segment premium revenue increased $209.0 million, or 39%, to $746.7 million from $537.7 million for the same period last year. The increases during the three and nine-month periods ended September 30, 2004 were primarily due to the 28% organic growth in Medicaid membership, the increase in rates in the State of Florida effective July 1, 2004 of approximately 9%, and the members acquired through the acquisition of Harmony in June 2004. Aggregate membership in the Medicaid segment grew by 236,000 members, or 52%, from 454,000 members at September 30, 2003 to 690,000 at September 30, 2004.

     Medicare segment premium revenue for the three months ended September 30, 2004 increased $12.0 million, or 17%, to $83.5 million from $71.6 million for the same period last year. For the nine months ended September 30, 2004, Medicare segment premium revenue increased $34.4 million, or 16%, to $247.8 million from $213.3 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of increased rates received for Medicare members, averaging approximately 10% based on the demographic mix of our membership, and increased membership. Membership within the Medicare segment grew by 2,000 members, or 5%, from 42,000 members at September 30, 2003 to 44,000 members at September 30, 2004.

     Investment income. Investment income for the three months ended September 30, 2004 increased $0.3 million, or 41%, to $1.0 million from $0.7 million for the same period last year. For the nine months ended September 30, 2004, investment income decreased $0.3 million, or 11%, to $2.3 million from $2.6 million for the same period last year. For the three months ended September 30, 2004, the increase was due to the investment of the proceeds from our initial public offering in July 2004 of approximately $112.3 million. For the nine months ended September 30, 2004, the decrease was due to lower returns on short-term cash and investment deposits in the current interest rate environment.

     Medical benefits expense. Medical benefits expense for the three months ended September 30, 2004 increased $85.3 million, or 40%, to $296.7 million from $211.4 million for the same period last year. For the nine months ended September 30, 2004, medical benefits expense increased $178.4 million, or 28%, to $812.0 million from $633.6 million for the same period last year. The increase in medical benefits expense was due to organic growth in membership as well as through the acquisition of Harmony in June 2004. The medical benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2004 was 79.4% compared to 81.4% for the same period last year. For the nine months ended September 30, 2004, the medical benefits ratio was 81.6% compared to 83.0% for the same period last year. The medical benefits ratio decreased in 2004 primarily as a result of increased premium rate received for Medicare members and lower overall utilization of services by our members.

     The Medicaid segment medical benefits expense for the three months ended September 30, 2004 increased $85.8 million, or 60%, to $229.2 million from $143.4 million for the same period last year. For the nine months ended September 30, 2004, Medicaid medical benefits expense increased $169.3 million, or 38%, to $609.9 million from $440.5 million for the same period last year. The increase in medical benefits expense was primarily due to the acquisition of Harmony and organic growth in membership. The membership increase and the inclusion of Harmony accounted for $74.6 million of the increase when comparing the three-month periods. The increase was offset by $11.2 million reduction in costs resulting from lower unit costs due to renegotiation of certain provider contracts and changes in membership mix. The Medicaid medical benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2004 was 79.0% compared to 77.2% for the same period last year. This increase is primarily attributable to the inclusion of Harmony for the full quarter. For the nine months ended September 30, 2004, the Medicaid medical benefits ratio was 81.7% compared to 81.9% for the same period last year.

     Medicare segment medical benefits expense for the three months ended September 30, 2004 increased $4.3 million, or 7%, to $68.3 million from $64.0 million for the same period last year. For the nine months ended September 30, 2004, Medicare medical benefits expense increased $22.7 million, or 13%, to $203.0 million from $180.3 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $3.6 million of the increase in the quarter. Increased healthcare costs accounted for $0.7 million of the quarterly increase. The Medicare medical benefits ratio, as a percentage of premium revenue, for the three months ended September 30, 2004 was 81.8% compared to 89.4% for the same period last year. For the nine months ended September 30, 2004, the Medicare medical benefits ratio was 81.9% compared to 84.5% for the same period last year. The medical benefits ratio decreased as a result of the premium rate increases and lower overall utilization.

     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2004 increased $16.6 million, or 56%, to $46.2 million from $29.5 million for the same period last year. For the nine months ended September 30, 2004, SG&A expense increased $35.0 million, or 40%, to $122.1 million from $87.1 million for the same period last year. Our SG&A expense to revenue ratio was 12.3% and 11.3% for the three months ended September 30, 2004 and 2003, respectively, and 12.2% and 11.4% for the nine months ended September 30, 2004 and 2003, respectively. The increase in SG&A expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

     Interest expense. Interest expense was $2.9 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, and $7.0 million and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase primarily relates to the increase in borrowings in May 2004 and the rising interest rate environment.

     Income tax expense. Income tax expense for the three months ended September 30, 2004 was $10.1 million with an effective tax rate of 37.6% as compared to $8.0 million for the same period last year with an effective tax rate of 51.1%. Income tax expense for the nine months ended September 30, 2004 was $19.7 million with an effective tax rate of 38.4% as compared to $15.2 million with an effective tax rate of 46.3% for the same period last year. This decrease was due to increased investment in tax-exempt securities, more effective state tax planning in the current year and additional taxes incurred in the third quarter of last year as a result of the purchase price adjustments arising from the acquisition of the WellCare group of companies in August 2002.

     Net income. Net income for the three months ended September 30, 2004 was $16.8 million compared to $7.7 million for the same period last year, representing an increase of 118%. For the nine months ended September 30, 2004, net income was $31.6 million compared to $17.6 million for the same period last year, representing an increase of 79%.

Liquidity and Capital Resources

     We have financed our operations through internally generated funds and borrowings under our credit facilities. Our primary use of cash is the payment of expenses related to medical benefits. From time to time, we may need to raise additional capital or draw on our $50 million revolving credit facility to fund geographic and product expansion or acquire healthcare businesses. The revolving credit facility permits $10 million to be available for short-term borrowings on a swingline basis.

     We maintain balances of cash and cash equivalents to pay claims and related expenses. As of September 30, 2004, we had cash and cash equivalents of $265.4 million and investments included in current assets of $144.8 million. Total cash, cash equivalents and investments included in current assets as of September 30, 2004 were $410.2 million, compared to $186.3 million as of September 30, 2003 and $271.1 million at December 31, 2003. The increase during the quarter and the nine-month period was primarily the result of the receipt of the net proceeds from the initial public offering in July 2004 of approximately $112.3 million. Additionally, $50 million is available for use under our credit facility at September 30, 2004.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2004, we had cash and cash equivalents of $265.4 million, investments classified as current assets of $144.8 million, and restricted investments on deposit for licensure of $30.4 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2004, the fair value of our fixed income investments would decrease by less than $.5 million. Similarly, a 1% decrease in market interest rates at September 30, 2004 would result in an increase of the fair value of our investments of less than $.5 million.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of September 30, 2004, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

Part II — OTHER INFORMATION

Item 1: Legal Proceedings.

     The previously reported action entitled E.S. Thomas vs. Well Care HMO, Inc., brought in Circuit Court in Hillsborough County, Florida, Case No. 01001408, was settled by agreement of the parties on August 31, 2004. The settlement amount payable to the plaintiff was fully covered by indemnification agreements with the prior owners of our Florida operating subsidiaries. The agreement resolves all outstanding litigation between the parties.

     We are involved in legal proceedings in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows. We believe that we have obtained adequate insurance or rights to indemnification or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

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

     The initial public offering price was $17 per share. The aggregate sale price for all of the shares sold by us was approximately $124.7 million, resulting in net proceeds to us of approximately $112.3 million after payment of underwriting discounts and commissions of approximately $8.7 million and legal, accounting and other fees incurred in connection with the offering of approximately $3.7 million. The aggregate sale price for all of the shares sold by the selling stockholder was $18.7 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.

     Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of September 30, 2004, we have not used any of the proceeds from the offering.

Item 3:Defaults Upon Senior Securities.

     None.

Item 4:Submission of Matters to a Vote of Security Holders.

     None.

Item 5:Other Information.

     None.

Item 6: Exhibits.

     The following exhibits are included herein:

Exhibit
Number		Description
3.1	(1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2	(1)	Registrant’s Amended and Restated Bylaws.

4.1	(2)	Specimen common stock certificate of Registrant.

10.1	(3)	Form of AHCA 2004-2006 Medicaid Health Maintenance Organization Contracts, dated July 1, 2004.

10.2	(3)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for Well Care HMO, Inc.

10.3	(3)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for HealthEase of Florida, Inc.

10.4	(3)	Prepayment and Settlement Allocation Agreement, dated August 31, 2004, among WellCare Health Plans, Inc., WCG Health Management, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah.

10.5		Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan, as amended.

10.6		Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.

10.7		Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of New York, Inc.

10.8		Family Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.9		Child Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.10		Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.11		Husky B Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.12		State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc., as amended.

10.13		Contract between the Indiana Office of Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Harmony Health Plans, Inc., as amended.

10.14		Medicaid Managed Care Contract between WellCare of New York, Inc. and Orange County, New York, as amended.

10.15		Medicaid Managed Care Contract between WellCare of New York, Inc. and Rockland County, New York, as amended.

10.16		Medicaid Managed Care Contract between WellCare of New York, Inc. and Dutchess County, New York, as amended.

10.17		Medicaid Managed Care Contract between WellCare of New York, Inc. and Greene County, New York, as amended.

10.18		Medicaid Managed Care Contract between WellCare of New York, Inc. and Columbia County, New York, as amended.

10.19		Medicaid Managed Care Contract between WellCare of New York, Inc. and Sullivan County, New York, as amended.

10.20		Medicaid Managed Care Contract between WellCare of New York, Inc. and New York County, New York, as amended.

10.21		Medicaid Managed Care Contract between WellCare of New York, Inc. and Ulster County, New York, as amended.

31.1		Certificate of President and Chief Executive Officer pursuant to Section 302 of

Exhibit
Number	Description
Sarbanes-Oxley Act of 2002, dated November 5, 2004.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(2)	Incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 5, 2004.

WELLCARE HEALTH PLANS, INC.
By:	/ s / Paul L. Behrens
Paul L. Behrens, Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Registrant’s Amended and Restated Certificate of Incorporation.

3.2	(1)	Registrant’s Amended and Restated Bylaws.

4.1	(2)	Specimen common stock certificate of Registrant.

10.1	(3)	Form of AHCA 2004-2006 Medicaid Health Maintenance Organization Contracts, dated July 1, 2004.

10.2	(3)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for Well Care HMO, Inc.

10.3	(3)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for HealthEase of Florida, Inc.

10.4	(3)	Prepayment and Settlement Allocation Agreement, dated August 31, 2004, among WellCare Health Plans, Inc., WCG Health Management, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah.

10.5		Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan, as amended.

10.6		Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.

10.7		Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of New York, Inc.

10.8		Family Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.9		Child Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.10		Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.11		Husky B Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.12		State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc., as amended.

10.13		Contract between the Indiana Office of Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Harmony Health Plans, Inc., as amended.

10.14		Medicaid Managed Care Contract between WellCare of New York, Inc. and Orange County, New York, as amended.

10.15		Medicaid Managed Care Contract between WellCare of New York, Inc. and Rockland County, New York, as amended.

10.16		Medicaid Managed Care Contract between WellCare of New York, Inc. and Dutchess County, New York, as amended.

10.17		Medicaid Managed Care Contract between WellCare of New York, Inc. and Greene County, New York, as amended.

10.18		Medicaid Managed Care Contract between WellCare of New York, Inc. and Columbia County, New York, as amended.

10.19		Medicaid Managed Care Contract between WellCare of New York, Inc. and Sullivan County, New York, as amended.

10.20		Medicaid Managed Care Contract between WellCare of New York, Inc. and New York County, New York, as amended.

10.21		Medicaid Managed Care Contract between WellCare of New York, Inc. and Ulster County, New York, as amended.

31.1		Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

31.2		Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

Exhibit
Number	Description
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 5, 2004.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(2)	Incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.