Form 10-K
period 2004-12-31
WELLCARE HEALTH PLANS, INC.
filed 2005-02-15
CIK 1279363

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 001-32209

WellCare Health Plans, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0937650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8725 Henderson Road Renaissance One Tampa, Florida	33634
(Address of Principal Executive Offices)	(Zip Code)

(813) 290-6200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (18,629,824 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on February 10, 2005, was $655,210,910. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant. The registrant’s Common Stock was not registered pursuant to Section 12b-2 of the Act as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 10, 2005, there were outstanding 38,619,454 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We have centralized core functions, such as claims processing and medical management, combined with localized marketing and strong provider relationships. We believe that this approach will allow us to effectively grow our business, both through organic growth and through acquisitions. We currently operate health plans in Florida, New York, Illinois, Indiana, Connecticut and Louisiana. As of December 31, 2004, we had approximately 747,000 members.

We serve individuals eligible for both Medicaid and Medicare benefits, including recipients of the Temporary Assistance to Needy Families and the Supplemental Security Income Medicaid programs and the State Children’s Health Insurance Program, generally known as SCHIP and, in Florida, as Healthy Kids. We believe that our experience in managing healthcare for this broad range of beneficiaries better positions us to capitalize on growth opportunities across all of these programs. In addition, unlike many other managed care organizations that attempt to serve the general population through commercial health plans, we focus exclusively on serving individuals in government programs. We believe that this focus allows us to better serve our members and providers and to more efficiently manage our operations.

We were formed in May 2002 to acquire the WellCare group of companies. In July 2002, we completed the acquisition of our current businesses through two concurrent transactions. In the first, we acquired our Florida operations in a stock purchase from several individuals. In the second transaction, we acquired The WellCare Management Group, Inc., a publicly-traded holding company and the parent company of our New York and Connecticut operations, through a merger of that company into a wholly-owned subsidiary of ours. From inception to July 2004, we operated through a holding company that was a limited liability company. In July 2004, immediately prior to the closing of our initial public offering, that company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc. Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200. Our website is www.wellcare.com. References to “WellCare,” “we,” “our” and “us” for periods prior to July 2004 refer to Wellcare Holdings LLC, and after July 2004, refer to WellCare Health Plans, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Government-Sponsored Healthcare Programs

Emergence of Managed Care and Government Programs

HMOs. Health maintenance organizations, or HMOs, and other types of managed care plans were created as a response to dramatic increases in healthcare-related costs. Managed care plans generally reduce the cost of health insurance by providing members with access to a quality, efficient and cost-effective network of providers. The plans also reduce costs by attempting to increase member access to timely and preventative healthcare delivered in the most appropriate healthcare delivery setting. Since the 1970s, enrollment in managed care has increased dramatically, especially over the past decade. As part of its efforts to control rising costs within government-sponsored healthcare programs, the federal government and many states have encouraged the creation of managed care plans for government programs.

Administration of Government Programs. The Centers for Medicare & Medicaid Services, currently known as CMS, is the government agency which administers the federal Medicare program and works in partnership with the states to administer Medicaid and the state SCHIP programs.

Medicaid Managed Care. Medicaid is a joint federal and state health insurance program for certain low-income individuals. The amount of total federal outlays for Medicaid has no set limit; rather, the federal government must match whatever the particular state provides for its eligible recipients, subject to limits determined annually by CMS. The percentage matched by the federal government varies by state. Medicaid is structured to allow each state to establish, within broad federal guidelines, its own eligibility standards, benefits package, payment rates and program administration. In most states, the threshold requirements for Medicaid eligibility are determined by the state. In some cases, eligibility criteria are determined by reference to other federal financial assistance programs, including Temporary Assistance to Needy Families and Supplemental Security Income. The Temporary Assistance to Needy Families program provides assistance to low-income families with children. Supplemental Security Income provides assistance to low-income aged, blind or disabled individuals. States may also broaden eligibility beyond the requirements for these programs. Families who exceed the income thresholds for Medicaid may be able to qualify for the state SCHIP program.

Historically, Medicaid operated on a fee-for-service model, under which the Medicaid programs made payments directly to providers after delivery of care. We believe that the fee-for-service model has resulted in beneficiaries often receiving care on an episodic basis and in inappropriate, high-cost settings, such as emergency rooms and hospitals, as opposed to receiving care in a comprehensive organized manner. To address these concerns, 42 states have now implemented mandatory Medicaid managed care programs and six have implemented voluntary managed care programs. In states with mandatory Medicaid managed care programs, a percentage of Medicaid recipients are automatically enrolled by the state into a managed care program. States generally may only mandate managed care in areas where more than one managed care plan operates. The percentage of recipients who are subject to such mandatory enrollment varies by state and is set by law or regulation within each state from time to time. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the traditional Medicaid fee-for-service program or a managed care plan, if available.

There are two types of Medicaid managed care programs: capitated managed care plans and primary care case management plans. Under capitated managed care programs, which we operate, the state pays the managed care plan a fixed fee per enrollee and the plan assumes either full or partial risk for the financing and delivery of state-specified healthcare services. Under primary care case management plans, a provider is paid a per patient monthly case management fee for acting as a gatekeeper to approve all medical services and does not assume financial risk for the recipient.

SCHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid, and some states are expanding the program to include adults. SCHIP is a federal and state matching program designed to help states expand health insurance to children whose families earn too much to qualify for traditional Medicaid yet not enough to afford private health insurance. States have the option of administering SCHIP through their existing Medicaid programs, creating separate programs or combining both approaches. Currently, all 50 states, the District of Columbia and all U.S. territories have approved SCHIP plans, and many states continue to submit plan amendments to further expand coverage under SCHIP.

Medicare Managed Care. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan (previously known as Medicare+Choice), Medicare’s managed care option, in geographic areas where such a plan is offered. Under this program, managed care organizations can contract with CMS to provide Medicare benefit plans to Medicare enrollees with Part A and Part B eligibility in exchange for a fixed monthly payment per member that varies based on the county in which the member resides. Individuals who elect to participate in the Medicare Advantage program select a Medicare Advantage plan available in their county of residence and usually receive greater benefits than they would have under traditional Medicare. Medicare Advantage plan benefit enhancements include lower deductible and coinsurance amounts, Part B premium refunds, additional benefits (for example, coverage of additional skilled nursing facility days), and, in some Medicare Advantage plans, supplemental benefits, such as prescription drug coverage. Medicare Advantage plan enrollees are generally required to use the services and provider network offered by the managed care organization exclusively and may be required to pay a monthly premium to the managed care organization.

The 2003 Medicare reform legislation, known as the Medicare Modernization Act, or MMA, is perhaps the most significant change to the Medicare program since its inception. The MMA expands Medicare beneficiary healthcare options by, among other things, adding the Part D prescription drug benefit beginning in 2006, authorizing transitional prescription drug discount cards that began in June 2004, creating regional health plan options and modifying the methods by which Medicare will pay Medicare managed care plans. Beginning in 2006, every Medicare recipient will be able to select a prescription drug plan, largely funded by the federal government. This new prescription drug benefit, called Medicare Part D, will be available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. Managed care plans will be required to offer a Part D drug benefit plan (called a MA-PD plan) in every region that they operate in. In addition, fee-for-service beneficiaries will be able to purchase a stand alone prescription drug plan from a list of Medicare-approved prescription drug plan’s available in their region. In order to become a Medicare prescription drug plan, HMOs, pharmacy benefit managers, and other entities will file an application with CMS in the spring of 2005 and submit bids for each prescription drug plan that they wish to offer. CMS has created 34 Part D regions across the country and monthly payments to the managed care plans will be established based upon the outcome of the MA-PD and prescription drug plan bidding process.

The MMA also created a transitional Medicare discount drug card program, running from June 1, 2004 through December 31, 2005. The program is available on a voluntary basis to all Medicare recipients. Medicare managed care organizations applied to CMS to participate in the transitional program and many managed care plans are currently offering discount drug cards to their Medicare enrollees. The program includes a $600 annual transitional assistance fund for eligible enrollees at or below 135% of the federal poverty level. This fund may be used to purchase prescription drugs or to pay any applicable coinsurance or deductibles.

Finally, the MMA adjusted the current process by which the Medicare MCOs are paid and created the opportunity for regional Medicare plans, primarily preferred provider organizations, or PPOs, to be offered in 2006. Retroactive to January 1, 2004, the MMA increased Medicare Advantage rates by reconnecting the managed care plan rate calculation to at least 100% of each region’s Medicare fee-for-service costs. This rate calculation adjustment had the effect of raising the fixed monthly payments made to managed care plans by CMS for providing services to Medicare beneficiaries in some counties. Under the MMA, the Medicare Advantage plans were required to use these increased payments in 2004 to improve the healthcare benefits that were offered, to reduce premiums or to strengthen their provider networks.

Beginning in 2006, a revised rate calculation system will be instituted for the Medicare Advantage local managed care plans. The statutory payment rate for each county will be relabeled as the “benchmark” amount, and plans will submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits. If the bid is less than the benchmark, Medicare will pay the plan their bid plus 75% of the amount by which the benchmark exceeds the bid. Plans will be required to return the 75% excess amount to beneficiaries, either as additional benefits, reduced cost sharing or as a refund of the Medicare Part B premium. The remaining 25% of the excess amount will be returned to the U.S. Treasury. If the bid is greater than the benchmark, the plans will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark.

Also beginning in 2006, Medicare Advantage plans may be offered on a multi-state regional basis, primarily in the form of PPO’s. There will be 26 Medicare Advantage PPO regions and the payments for the MA regional PPO plans will also be based on a bidding process very similar to the bidding process for the Medicare Advantage local HMO plans, described above. These Medicare Advantage regional PPO plans will be required to offer the same benefits across the entire region.

Enrollment in Medicare managed care programs has declined in recent years primarily as the result of managed care plans that had contracted with CMS reducing benefits or withdrawing from markets because Medicare healthcare costs in many areas exceeded payments received from CMS for their participation in Medicare. However, as a result of the MMA and the increased reimbursement rates to Medicare managed care plans which generally allows Medicare managed care plans to offer more attractive benefits, the additional Part D drug benefit offering and the introduction of regional PPOs into the Medicare program, we expect enrollment in Medicare’s managed care programs to increase in the coming years.

Dual-Eligible Beneficiaries. Individuals who are eligible to receive both Medicare and Medicaid benefits are sometimes termed “dual-eligibles.” Health plans that serve dual-eligibles receive a higher premium on account of those members. We believe that dual-eligibles are an increasingly important sector of the market.

Our Health Plans

We provide managed care services targeted to government-sponsored healthcare programs in Florida, New York, Illinois, Indiana, Connecticut and Louisiana. We offer a diverse array of products, primarily Medicaid and related state programs, such as SCHIP, and Medicare programs. The following tables summarize our membership by state and our membership by program as of December 31, 2004.

State	Total Members
Florida	532,000
New York	69,000
Illinois	67,000
Indiana	45,000
Connecticut	34,000

Program	Total Members
Medicaid	701,000
Medicare	46,000

The Company recently began offering Medicare services to beneficiaries in Louisiana. As of December 31, 2004, total membership was less than 100.

Each of our plans receives premiums from the federal or state governments in the markets where we operate. We generally receive a fixed premium per member per month to provide healthcare benefits to our members pursuant to our contracts in each of our markets.

Florida

We are the largest operator of Medicaid managed care plans in Florida. We began providing Medicaid services in Florida in 1994, and now operate the two largest Medicaid managed care plans in the state, Staywell Health Plans, or Staywell, and HealthEase. Our two distinct Medicaid health plans have separate brand identities, sales forces, provider networks and geographic coverage, but both utilize our centralized back office and claims processing systems. This allows us to benefit from economies of scale while increasing our coverage and penetration throughout the state.

Our Medicaid managed care plans have broad geographic coverage throughout Florida. Staywell operates in 15 counties, with a particularly strong presence in South Florida. HealthEase operates in 30 counties and has a significant presence in Central and South Florida, as well as in counties in Northern Florida, many of which tend to be rural counties. We also participate in Florida’s SCHIP program.

We began providing Medicare services in Florida in 2000 and now operate a rapidly growing Medicare plan under the name WellCare. Our Medicare plan operates in 11 counties in Florida, and has particularly large membership in South Florida, which has a large population of Medicare-eligible individuals and favorable reimbursement rates.

From January 1, 2004 to December 31, 2004, our overall membership in Florida grew from approximately 475,000 members to approximately 532,000 members.

New York

Our Medicaid managed care programs in New York, which we provide under the WellCare name, have grown rapidly under our management. We currently operate in four of the boroughs of New York City, the Hudson Valley region and Ulster County in the Catskill Mountains region. We also offer Child Health Plus and Family Health Plus plans in New York.

We also have a Medicare plan in New York which we also provide under the WellCare name. We are currently focused on restructuring our Medicare provider network in New York, with a focus on building strong relationships with providers and hospitals, and have made significant investments in quality improvement.

From January 1, 2004 to December 31, 2004, our overall New York membership grew from approximately 56,000 members to approximately 69,000 members.

Illinois

Our Illinois subsidiary operates the largest provider of Medicaid managed care services in that state under the name Harmony Health Plan of Illinois, which we acquired in June 2004. Harmony began operations in Illinois in September 1996, initially serving the Cook County market, and has increased its membership throughout its operating history. From June 2004, the date we acquired Harmony, to December 31, 2004, Harmony’s membership in Illinois grew from approximately 54,000 members to approximately 67,000 members.

Indiana

Harmony also operates a Medicaid managed care plan in Indiana under the name Harmony Health Plan of Indiana. Harmony began operations in Indiana in February 2001, after successfully participating in the State of Indiana’s competitive bidding process. From June 2004, the date we acquired Harmony, to December 31, 2004, Harmony’s membership in Indiana grew from approximately 30,000 members to approximately 45,000 members.

Connecticut

In Connecticut, we operate a Medicaid managed care plan under the name PreferredOne. We began operating in Connecticut in 1995 when we purchased Yale New Haven Health Plan. We currently offer services in each of Connecticut’s eight counties. From January 1, 2004 to December 31, 2004, our PreferredOne membership grew from approximately 24,000 members to approximately 34,000 members. We also significantly expanded our provider network in the state during this period.

Louisiana

We began operations as a Medicare managed care plan in Louisiana in September 2004. The Louisiana subsidiary operates under the WellCare name in three Louisiana parishes in the Baton Rouge metro area. As of December 31, 2004, membership in Louisiana was less than 100 members.

Our Competitive Advantages

We operate health plans focused on government-sponsored healthcare programs. We believe the following are our key competitive advantages:

Leading Market Presence. We are the leading Medicaid provider in Florida, with an approximately 53% market share of Medicaid managed care enrollees. As a result of our acquisition of Harmony in 2004, we are also the leading provider of Medicaid managed care services in Illinois. Nationally, we have over 701,000 Medicaid members as of December 31, 2004. We believe that this strong market position provides us with numerous strategic advantages, including enhanced economies of scale, extensive provider networks in our core markets, strong relationships with our state and local government agencies and the ability to provide a broad range of government-sponsored healthcare programs.

Diversified Government Healthcare Programs. We offer managed care services for a diversified range of government programs, including the SCHIP, Supplemental Security Income and Temporary Assistance to Needy Families Medicaid programs and Medicare. This approach helps reduce the impact on us resulting from rate reductions or other adverse changes that impact one of these programs. We believe that our experience in serving a broad range of enrollees in Medicaid, Medicare and related programs positions us to capitalize on growth opportunities within the market of government-sponsored healthcare programs.

Exclusive Focus on Government Healthcare Programs. We are focused on designing and operating our business to serve our government programs constituents, including members, providers and regulators. This allows us to build our provider networks with a focus on our target populations, and allows us, in large part, to contract with our providers using the Medicaid and Medicare fee schedules, which are generally lower than commercial rates, as a benchmark. Our approach to contracting has allowed us to build strong provider networks that have been designed to provide the necessary care to our members, based on specific benefit designs, in the appropriate healthcare setting. We also target our sales and marketing efforts directly to individuals and communities, rather than employers and other groups targeted by commercial plans. We have developed internal regulatory affairs expertise to allow us to work more effectively with CMS, the states and other regulators that govern our programs and services.

Centralized and Scalable Operations. We have centralized various functions across all of our health plans, including claims processing, member services, information technology, regulatory compliance and medical management and pharmacy benefits management programs. Centralizing these functions and operating on a single platform permit us to better assess and control medical costs. Our administrative and information services have been designed to be scaleable to accommodate growth, while allowing targeting marketing and provider services tailored to local markets.

Localized, Disciplined Sales and Marketing Efforts. Our sales force is designed to target the diverse ethnic, cultural and linguistic composition of the communities we serve with over six different languages spoken. Through the strong relationships our sales people have with community leaders and healthcare providers, we are able to access Medicaid-eligible populations and encourage them to join our plans, resulting in greater market share than relying solely on mandatory assignments. Our sales efforts are enhanced by targeted marketing designed to strengthen our local brands. We believe these marketing programs enhance our leading brands, such as HealthEase and Staywell in Florida, and will allow us to further penetrate the Medicare market. Our sales and marketing team also provides us with increased flexibility in assessing potential new markets. We believe that we have developed the requisite infrastructure and expertise to succeed in both mandatory and non-mandatory Medicaid managed care states.

Strong Relationships with Government Agencies. We work closely with the government agencies that regulate us to help develop the products and services that we offer. We believe that our relationships with these government agencies enable us to deliver high-quality, affordable healthcare services to our members and create cost saving opportunities for the states in which we operate, many of which are facing budgetary pressures. By demonstrating our ability to provide quality, cost-effective services, we believe government agencies will remain committed to growth of managed care as a means to control rising healthcare expenditures.

Partnerships with Providers. We seek to enter into mutually beneficial arrangements with our providers which help them to develop their practices. We provide quality service and strive to be a low hassle partner in developing and maintaining strong relationships with our providers. As result of this approach, we have established a broad provider network that includes over 22,000 physicians and specialists and approximately 376 hospitals.

Integrated Medical Management. We employ a coordinated, integrated approach to medical management in order to arrange for the provision of appropriate care to our members, contain costs and ensure an efficient delivery network. Our focus is to ensure that members receive the appropriate care in a timely manner and in the appropriate healthcare delivery setting. Key elements of our medical management strategy include a focus on preventative care, provider network structure, careful management of outpatient, inpatient and other services and case and disease management. We believe that this multi-tiered approach allows us to improve medical outcomes for our members, which results in cost savings.

Our Growth Strategy

Our objective is to be the leading provider of government programs-focused managed care services. To achieve this objective, we intend to grow our business by:

Expanding our Medicaid Business within Existing Markets. We operate in markets that present significant opportunities for expanding our Medicaid membership. We believe that there are significant growth opportunities in most of the states in which we operate. Each of the states in which we operate other than Illinois has mandatory assignment of a certain percentage of Medicaid-eligible individuals to Medicaid managed care plans. We intend to continue to grow our business in the markets that we currently serve by, among other things, maintaining and expanding our provider networks, deepening relationships with our providers, arranging for the provision of high-quality, affordable healthcare, tailoring our localized marketing efforts to reach individuals who are eligible for government healthcare programs, encouraging our government partners to increase mandatory assignment, focusing on the healthcare needs of the aged and disabled populations and selectively pursuing acquisitions of Medicaid membership within our existing markets.

Leveraging our Established Medicaid Businesses to Develop Medicare Plans. We intend to leverage the core competencies, systems and infrastructure that we have developed through our established Medicaid businesses to continue to develop Medicare plans. We believe that there are compelling synergies between Medicaid and Medicare health plans that make leveraging our Medicaid businesses attractive, including a similar sales process, member demographics, a focus on strong provider relationships, significant provider network overlap, a focus on cost-effective networks and operations, the importance of disciplined medical management, an ability to leverage our existing licenses and investments in required statutory capital and an emphasis on mutually beneficial relationships with regulatory agencies. We also believe that our ability to leverage our Medicaid business will also allow us to expand our Medicare business organically in the other states where we currently operate, as well as in additional markets, without incurring significant expenses. We currently have applications pending with CMS for eight new Medicare counties representing 1.4 million Medicare beneficiaries. We also intend to monitor the effects of MMA and may consider acquisitions of select Medicare managed care businesses.

Entering New Medicaid Markets Through Internal Growth and Acquisitions. We intend to enter new Medicaid markets, whether or not they have mandatory assignment, through a combination of internal growth and acquisitions. Entering new Medicaid markets will provide us with the opportunity to grow and diversify our revenues, enhance economies of scale from our centralized administrative infrastructure and strengthen our relationships with providers and government agencies. We expect to grow organically by expanding our service area and provider network, increasing awareness of our local brand names and maintaining positive provider relationships. We also intend to enter new markets by acquiring existing Medicaid managed care businesses. We expect to focus our expansion on markets with significant Medicaid populations, large provider populations, a fragmented competitive landscape and favorable regulatory conditions. We believe that the managed care industry, particularly Medicaid-focused plans, is likely to experience continued consolidation in the future and that this will provide us an opportunity to acquire existing plans in attractive markets.

Medical Programs and Services

Medicaid. The Medicaid programs and services we offer to our members vary by state and county and are designed to address the unique needs of our members within the various communities we serve. Although our Medicaid contracts determine to a large extent the type and scope of healthcare services that we arrange for our members, we also customize our benefits in ways which we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from all facets of primary care and preventative programs to full hospitalization and tertiary care.

In addition, our approach to contracting has allowed us to build strong provider networks, which provides our members with access to physicians to whom they may not otherwise have access. Members are required to use our network, except in cases of emergencies, transition of care or when specialty providers are unavailable or inadequate to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive healthcare from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments.

Medicare. Through our Medicare plans, we also cover a wide spectrum of medical services. We provide an enhanced level of services relative to standard fee-for-service Medicare coverage, ranging from reduced out-of-pocket expenses to prescription drug coverage. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows them to better predict their healthcare costs.

Most of our Medicare plans require members to pay a co-payment for services provided, and the amount of the co-payment varies by benefit. None of our plans require a deductible for services. Members are required to use our network of providers, except in limited cases such as emergencies, transition of care or when specialty providers are unavailable or inadequate to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive healthcare from a specialist. Also, compared to our Medicaid plans, we have more flexibility in designing benefits packages, and we can charge members a premium for benefits that the Medicare fee-for-service plan does not offer.

Provider Networks

We have longstanding, established relationships with our network of providers in each of the markets we currently serve. We arrange for the provision of healthcare services to our members through mutually non-exclusive contracts with independent primary care physicians, specialists, ancillary medical agencies and professionals and hospitals.

Our network of primary care physicians plays an integral role in managing the healthcare of our members. The relationship between the primary care physician, or PCP, and a member is critical for the member to make the most effective use of managed care. Our PCPs are encouraged to discuss care options with new members during their first visit, and answer questions they may have about managed care, as well as to assist them in understanding the role of the PCP. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians. The following table shows the total approximate number of PCPs, specialists and hospitals participating in our network as of December 31, 2004:

	Florida	New York	Connecticut	Illinois	Indiana	Louisiana	Total
Primary care physicians	2,985	1,958	851	350	107	42	6,293
Specialists	6,300	3,960	2,038	3,155	629	91	16,173
Hospitals	207	72	22	59	14	2	376

We have also contracted with other ancillary medical providers and professionals for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with a national pharmacy benefit manager that provides a local pharmacy network in our markets where pharmacy is a covered benefit. We also offer, using in-house resources, comprehensive management of mental health and substance abuse services.

We value our relationships with our providers. Our provider relations strategy is focused on being a low hassle partner. Examples of the steps we have taken to implement this strategy include:

•	paying claims promptly;

•	providing web-based access to eligibility information;

•	delivering useful information to our providers, including monthly reports to help providers evaluate their performance and increase their efficiency;

•	reducing restrictions on network physicians in ordering of medical tests and procedures; and

•	sponsoring marketing events designed to increase awareness of our plans and the advantages of managed care, sometimes with the participation of our providers.

We also consult with members of our provider network to obtain their assistance in designing benefit packages, and we enter into relationships using a range of contract types, including capitated and fee-for-service arrangements. See “Provider Payment Methods.” We believe that our focus on strong provider relationships has helped us to make our health plans more attractive and increase our membership.

In order to help ensure the quality of our providers, we credential and re-credential our providers using standards that are required in the states in which we operate. We also continuously upgrade and review our networks to help ensure adequacy of coverage and compliance of individual providers with our network and operational standards, and we replace and add providers as appropriate.

Our contracts with hospitals, independent primary care physicians and specialists are usually for one to two year periods and automatically renew for successive one-year terms. The contracts can generally be cancelled by either party upon a specified prior written notice period, which is typically 60 or 90 days, subject to various conditions. With respect to our hospital contracts, the hospital is paid for all medically necessary inpatient and outpatient services, including emergency services, diagnostic services and therapeutic care provided to members. With the exception of admissions from the emergency room, all inpatient hospital services require precertification from our utilization review staff. All contracted hospitals are required to participate in our utilization review and quality improvement programs.

Provider Payment Methods

We utilize three primary methods of payment with our network providers: capitation, fee-for-service and risk sharing arrangements, the latter of which we utilize just in our Medicare business. In addition, in order to encourage our PCPs to be proactive in the treatment of our members, we pay a fee-for-service rate in excess of the capitation rate to our PCPs who provide specified preventative health services, such as childhood immunizations, lead screening and well-child check-ups. In New York, PCPs to whom we pay a capitation also receive an additional payment, or bill-above, for supplying us with timely encounter data regarding the nature of members’ Medicaid visits. We use this data to improve the level of preventative healthcare available under our plans, such as vaccinations, immunizations and health screenings for newborn children. This data also helps us to monitor the amount and level of medical treatment and improve our compliance with regulatory reporting requirements to ensure our contracted providers are providing high-quality medical care. We periodically review our payment methods as necessary. Factors we generally consider in adjusting payment methods include changes to state Medicaid fee schedules, the competitive environment, current market conditions, anticipated utilization patterns and projected medical benefits expense.

Medicaid

Capitation. We pay most of our PCPs a fixed fee per member, which is referred to as capitation. Under this arrangement, the PCP is at risk for all costs related to the services rendered by such physician, with the exception of those preventative health services that are paid in addition to the capitation and subject, in some cases, to stop-loss arrangements. In some instances, certain specialty physicians are also paid on a capitated basis. For the year ended December 31, 2004, 16% of our Medicaid payments to physicians were on a capitated basis.

Fee-for-Service. We pay our other providers, including most specialists, based upon the service performed, which is referred to as fee-for-service. For the year ended December 31, 2004, 84% of our Medicaid payments to providers were on a fee-for-service basis. The primary fee-for-service arrangements are percentage of Medicaid payment and per diem and case rates. These arrangements may also be combined. The following is a description of the principal fee-for-service arrangements we utilize:

•	Percentage of Medicaid fee schedule. We pay providers a specified percentage of the amount Medicaid would pay under the fee-for-service program.

•	Per diem and case rates. Hospital facility costs are generally reimbursed at negotiated per diem or case rates, which vary depending upon the level of care. Lower intensity services are generally paid at a lower rate than high intensity services. For example, services provided on behalf of a newborn baby who in order to gain weight stays in the hospital a few days longer than the mother would typically be paid at a lower rate; whereas a neo-natal intensive care unit stay for a baby born with severe developmental disabilities would be paid at a higher rate.

A significant percentage of our fee-for-service contracts with providers allow for automatic adjustments in payments based upon changes in government reimbursement rates.

Medicare

Risk-sharing Arrangements. Within our capitation and fee-for-service arrangements, which accounted for 30% and 70%, respectively, of our Medicare payments to providers for the year ended December 31, 2004, a small number of Medicare providers operate under specialized capitated risk arrangements in order to more efficiently align our interests. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium paid, which is evaluated on an individual or group basis, subject to monitoring and analysis by our actuaries. Based on this analysis, we estimate the amount, if any, due to the provider and establish a liability and pay the applicable provider on a periodic basis, to the extent that the balance exceeds claim payments.

Out-of-Network Providers

When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In some cases, we may be obligated to pay the full rate billed by the provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that that hospital would have received from CMS under traditional Medicare.

Sales and Marketing Programs

Our sales force consists of approximately 442 associates. Our sales force operates throughout all of our regions with the exception of Indiana, where we do not maintain a sales force because Indiana members choose their providers, each of which is associated with a particular Medicaid plan, as opposed to choosing an HMO directly. Our sales associates focus their efforts on individuals and communities, rather than on employer groups. We believe that our targeted sales and marketing efforts are primarily responsible for our rapid membership growth in several of our markets.

Our sales and marketing programs have been developed on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in churches, community centers and in coordination with government agencies. We regularly participate in local events and festivals and organize community health fairs to promote our products and the benefits of preventative care. We also utilize traditional marketing methods such as direct mail, telemarketing, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, with more than six languages represented, including Spanish, Russian and Chinese. This allows us to target specific demographic markets, including markets requiring specific language skills and knowledge.

In addition, we use third-party brokers and agents to help us promote our Medicare plans in some markets. In some cases, these parties receive payment for referrals that our associates process, while in other cases we pay the brokers and agents for completing the applications themselves.

Our marketing and sales activities are heavily regulated by CMS and the states. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authority and our sales activities are limited to such activities as conveying information regarding the benefits of preventative care, describing the operations of managed care plans and providing information about eligibility requirements. The activities of third-party brokers and agents are also heavily regulated by CMS and the states. See “Regulation” for a further description of restrictions on marketing and sales activities.

Quality Improvement

We continually strive to improve the quality of care provided to our members. We believe that continuous improvement in the delivery of quality care and measurement of the results of quality improvement efforts will be driving factors in the continued growth of managed care.

Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines specific, ongoing processes designed to improve the delivery of quality healthcare services to our members, as well as to ensure compliance with regulatory and accreditation standards. Our Quality Improvement Committee is chaired by our President and Chief Executive Officer and includes all senior executive management and other key company associates as members. The Quality Improvement Committee also has a number of subcommittees that are charged with monitoring certain aspects of care and service, such as healthcare utilization, pharmacy services and provider credentialing/recredentialing. Several of our subcommittees include physicians as members.

Elements of our Quality Improvement Program include the following:

•	evaluation of the effects of particular preventative measures;

•	member satisfaction surveys;

•	grievance and appeals processes for members and providers;

•	orientation visits to, and site audits of, select providers;

•	provider credentialing and recredentialing;

•	ongoing member education programs;

•	ongoing provider education programs;

•	regulatory compliance;

•	health plan accreditation; and

•	medical record audits.

As part of our Quality Improvement Program, we have implemented changes to our reimbursement methods to reward those providers who encourage preventative care, such as well-child check-ups and prenatal care. In addition, we have specialized systems to support our quality improvement activities. Information is drawn from our systems to identify opportunities to improve care and to track the outcomes of the services provided to achieve those improvements. Some examples of our intervention programs include:

•	a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants;

•	a program to reduce the number of inappropriate emergency room visits;

•	a disease management program to decrease the need for emergency room visits and hospitalizations for asthma, congestive heart failure and diabetes patients; and

•	a wound management program to redirect specialized care to the home setting, resulting in improved patient outcomes and reduced cost of care.

We believe that these efforts have resulted in improvements in the quality of care our members receive, while reducing our medical costs. As a result of our Quality Improvement Program, we have received accreditation from the Accreditation Association for Ambulatory Health Care, or AAAHC, in the State of Florida which was recently renewed for a three-year term.

Corporate Compliance

Due to the increasingly complex ethical and legal questions facing all participants in the healthcare industry, we have unified our corporate ethics and compliance policies by implementing a comprehensive corporate ethics and compliance program, called the Trust Program. The Trust Program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and high standards of business ethics. The Trust Program applies to members of our board of directors, our associates including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer or Controller, and in some cases, our business partners and our independent contractors. The Trust Program contains the following elements:

•	written standards of conduct;

•	designation of a corporate compliance officer and compliance committee;

•	effective training and education;

•	effective lines for reporting and communication;

•	enforcement of standards through disciplinary guidelines and actions;

•	internal monitoring and auditing; and

•	prompt response to detected offenses and development of corrective action plans.

We maintain and update training and monitoring programs to educate our directors, associates and independent contractors on the legal and regulatory requirements of their respective duties and positions and to detect possible violations. To help ensure compliance with the Trust Program, we also conduct regular, periodic compliance audits by internal and external auditors and compliance staff who have expertise in federal and state healthcare laws and regulations.

Competition

We compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers such as Centene Corporation, Molina Healthcare, Inc., Amerigroup Corp., Humana, Inc. and UnitedHealth Group, Inc. Many of our competitors are large companies that have greater financial, technological and marketing resources than we do. Our Medicaid plans collectively have approximately 53%, 2%, 10%, 24% and 14% market share in Florida, New York, Connecticut, Illinois and

Indiana, respectively. Currently, our Medicare market share in Louisiana and New York is minimal. Our Medicare plan in Florida has an approximately 8% market share, competing with approximately 20 other managed care plans.

States and the federal government generally use either a competitive bidding process or award individual contracts to any applicant that can demonstrate that it meets the government’s requirements. To select a winning bid or award a contract, state governments and the federal government consider many factors, including the plan’s provider network, quality and utilization management processes, responsiveness to member complaints and grievances, timeliness of claims payment and financial resources. We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid and Medicare managed care markets.

In the Medicaid managed care market, our principal competitors for state contracts, members and providers include the following types of organizations:

•	Primary Care Case Management Programs. Programs established by the states through contracts with primary care providers to provide to the Medicaid recipient primary care services, on a non-capitated, non-risk basis, as well as to provide limited oversight over other services.

•	Commercial HMOs. National and regional commercial managed care organizations that have Medicaid members in addition to members in private commercial plans.

•	Medicaid HMOs. Managed care organizations that focus solely on providing healthcare services to Medicaid recipients, typically on a capitated, full-risk basis. Many of these competitors operate in a single or small number of geographic locations. There are a few multi-state Medicaid-only organizations that tend to be larger in size and therefore able to leverage their infrastructure over a larger membership base.

In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional commercial managed care organizations that serve Medicare recipients and provider-sponsored organizations. MMA may cause a number of commercial managed care organizations already in our service areas to decide to enter the Medicare market. MMA also creates a new competitive bidding process beginning in 2006 for setting the payment and the beneficiary premium and benefits, without limiting the number of bidders that may provide the benefits. In addition, beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program will be implemented pursuant to MMA. Medicare PPOs would allow their members more flexibility to select physicians than the current Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans, including the plans we offer. We are currently evaluating the effects of MMA and the implications for our business.

Regulation

Our healthcare operations are regulated by both state and federal government agencies. Regulation of managed care products and healthcare services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently.

In order to operate a health plan, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. However, starting in 2006, CMS has proposed that regional Medicare Advantage plans that operate in more than one state may apply for a waiver so that the plan will initially only need a license from one state within a region, provided, however, that each such plan has demonstrated to the satisfaction of the Secretary of Health and Human Services that it has filed the necessary applications to meet the requirements of such other states in the region. Our health plans are licensed to operate as health maintenance organizations in Florida, New York, Connecticut, Illinois, Indiana and Louisiana. As health maintenance organizations in those jurisdictions, we are regulated by both the state insurance departments and another state agency with responsibility for oversight of health management organizations. The licensing requirements are the same for us as they are for commercial managed healthcare organizations. We generally must demonstrate to the state, among other things, that:

•	we have an adequate provider network;

•	our quality and utilization management processes comply with state requirements;

•	we have procedures in place for responding to member and provider complaints and grievances;

•	our systems are capable of processing providers’ claims in a timely fashion and for collecting and analyzing the information needed to manage our business; and

•	we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to report quarterly, if not monthly, on its performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic examinations and reviews by the applicable state. The plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds and prior to entering into certain transactions between the plan and a related party. Each plan must maintain a net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. In addition, any acquisition of a health plan must also be approved by the state in which the plan is domiciled.

In addition, our Medicaid and SCHIP activities are regulated by each state’s department of health services or equivalent agency, and our Medicare activities are regulated by CMS. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid

Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled citizens. It is state-operated and implemented, although it is funded by both the state and federal governments. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

•	establishes its own eligibility standards;

•	determines the type, amount, duration and scope of services;

•	sets the rate of payment for services; and

•	administers its own program.

Some states, such as those in which we operate, award contracts to applicants that can demonstrate that they meet the state’s requirements. Other states engage in a competitive bidding process for all or certain programs. We must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

•	we must measure provider access and availability in terms of the time needed to reach the doctor’s office using public transportation;

•	our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventative services;

•	we must have linkages with schools, city or county health departments, and other community-based providers of healthcare, in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	we must have the capability to meet the needs of the disabled and others with “special needs”;

•	our providers and member service representatives must be able to communicate with members who do not speak English or who are deaf; and

•	our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided and to process claims for payment in a timely fashion. We must also have adequate financial resources needed to protect the state, our providers and our members against the risk of our insolvency.

Once awarded, our government contracts generally have terms of one to two years, with renewal options at the discretion of the states. In addition to the operating requirements listed above, the contracts with the states and regulatory provisions applicable to us generally set forth in great detail provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our health plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We submit periodic utilization reports and other information to the state or county Medicaid program of our operations.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan as an HMO benefit in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides.

On December 8, 2003, President Bush signed MMA, which made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit beginning in 2006, a transitional drug discount card that as of June 2004 enables Medicare beneficiaries to obtain discounts on drugs prior to receiving drug coverage in 2006, and expanding the Medicare+Choice program and renaming it “Medicare Advantage.” Medicare Advantage plans are eligible to sponsor the drug discount card and transitional assistance program as well as the new prescription drug plan. CMS, however, may limit the number of prescription drug plan sponsors and endorsed drug card sponsors that are selected in a particular area. We offer an approved drug discount card in certain markets.

MMA creates the drug discount card and transitional assistance program as an interim program until the new drug benefit goes into effect January 1, 2006. The voluntary drug discount card program will enable Medicare beneficiaries to pay a fixed fee to access discounts on drugs. Certain low income beneficiaries may enroll in the transitional assistance program and receive a subsidy of up to $600 per year for certain covered drugs that are purchased using the drug discount card. A Medicare Advantage plan may apply to be an endorsed sponsor of the drug card as a stand alone product or may apply to offer the drug discount card exclusively to its enrollees. The drug discount card program went into effect in June 2004 and sponsors may continue to enroll eligible individuals through December 31, 2005. In 2006, endorsed card sponsors must honor the drug card until the end of a transition period which runs until the date of the individual’s enrollment in a new drug benefit or the end of the drug benefit enrollment period.

Under MMA, commencing in 2006, a new voluntary prescription drug benefit will be available under Medicare. Medicare beneficiaries will pay a monthly premium for the covered outpatient drug benefit offered through a private drug plan. The drug benefit is subject to certain cost sharing. Under the standard drug coverage, for 2006, the cost sharing is a $250 deductible, 25% coinsurance for annual drug costs reimbursed by Medicare, up to $2,250, and no reimbursement for drug costs above $2,250, until the beneficiary has paid $3,600. After that, MMA provides catastrophic stop loss coverage for annual incurred drug costs in excess of $3,600, subject to nominal cost-sharing. Plans are not required to mirror these limits; instead, drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. These numbers will be adjusted on an annual basis. MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. This new drug benefit will be offered by new regional prescription drug plans. Medicare Advantage organizations must offer a plan with the drug benefit. In addition, Medicare Advantage plans may bid to offer a stand-alone prescription drug plan that beneficiaries who have fee for service Medicare may elect.

MMA also revises payment methodologies for Medicare Advantage organizations beginning in 2004, and in 2006 MMA expands the Medicare Advantage program to include, in addition to the traditional HMO and fee-for-service plans established by county, new regional plans which will provide out-of-network benefits in addition to in-network benefits. The Secretary of Health and Human Services, or HHS, created 26 regions, each of which may include more than one state or portions of a particular state. MMA creates a new competitive bidding process beginning in 2006 for both the local HMO plan and the new regional plan for setting the payment to the Medicare Advantage plan and the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program.

MMA shifts coverage responsibility for the drug benefit for dual-eligible individuals. Starting January 1, 2006, dual-eligibles will receive their drug coverage from the Medicare program and not the Medicaid program.

SCHIP Programs

The State Children’s Health Insurance Program, or SCHIP, is a federal and state matching program designed to help states expand health insurance to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. States have the option of administering SCHIP through their existing Medicaid programs, creating separate programs or combining both strategies. The SCHIP programs in Florida, New York, Connecticut, Illinois and Indiana are administered by the same agency that administers the state’s Medicaid program. Currently, all 50 states, the District of Columbia and all U.S. territories have approved SCHIP plans, and many states continue to submit plan amendments to further expand coverage under SCHIP.

HIPAA

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, and thereafter, the Secretary of Health and Human Services issued regulations implementing HIPAA. HIPAA is intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans to:

•	protect the privacy of patient health information through the implementation of appropriate administrative, technical and physical safeguards; and

•	establish the capability to receive and transmit electronically certain administrative healthcare transactions, such as claims payments, in a standardized format.

We believe we have or will have met the HIPAA deadlines for the adoption and implementation of appropriate policies and procedures. However, given its complexity, the recent adoption of several final regulations, the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, our ability to comply with all of the HIPAA requirements is uncertain.

Fraud and Abuse Laws

Federal and state governments have made a priority of investigating and prosecuting healthcare fraud and abuse. Fraud and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a health plan, billing for unnecessary medical services, improper marketing and violation of patient privacy rights. Companies involved in public healthcare programs such as Medicaid and Medicare are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we believe that we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources.

Required Statutory Capital

By law, regulation and government policy, our HMO subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. Currently, our Illinois, Indiana, Connecticut and Louisiana operations are subject to RBC requirements. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ statutory net worth requirements may change over time. For instance, RBC requirements may be adopted by the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York regulators have proposed a 150% increase in reserve requirements over a six-year period, to which our New York business would be subject. Those regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members.

Marketing

The marketing activities of Medicare managed care plans are strictly regulated by CMS. CMS must approve all marketing materials before they can be used unless a plan uses standard marketing materials that have already been approved by CMS. Federal law precludes states from imposing additional marketing restrictions on Medicare managed care plans. However, states remain free to regulate, and typically do regulate, the marketing activities of plans that enroll Medicaid and commercial beneficiaries.

Likewise, our Medicaid marketing efforts are highly regulated by the states in which we operate, each of which imposes different requirements and restrictions on Medicaid marketing. In general, the states in which we operate can impose a variety of sanctions for marketing violations, or for alleged violations, including fines, a suspension of marketing and/or a suspension of new enrollment. For example, the state of Connecticut recently imposed a prohibition of marketing on our Connecticut plan as the result of allegedly having engaged in a repeated practice of marketing violations. The state has since lifted the marketing prohibition after imposing a monetary fine and accepting our corrective action plan.

Technology

A foundation of our approach to managed care is the accurate and timely capture, processing and analysis of critical data. Focusing on data is essential to our being able to operate our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We have successfully developed a system that enables our management team to better assess and control medical costs. Our system gathers information from our centralized computer-based information system, Perot Systems’ Diamond 950 software, an enterprise software solution designed to be scalable to accommodate growth. This system supports our core transaction processing functions and is designed to be scalable to accommodate internal growth and growth from acquisitions. Its integrated database architecture helps to assure that consistent sources of claim and member information are provided across all of our health plans. We use our information system for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations. We migrated Harmony, which we acquired in June 2004, from its prior claims processing software to the Diamond 950 system in January 2005.

We are in the process of implementing a comprehensive disaster recovery and business continuity plan. We have contracted with SunGard Recovery Services LP to provide these services, and recently implemented the disaster recovery and emergency mode operations systems. We expect that our business continuity plan will be completed in 2005.

Customers

We currently provide Medicaid plans under 17 separate contracts including with each of the New York counties in which operate as well as with the City of New York, two contracts with the State of Florida and with each of the other states in which we offer Medicaid plans. Our 2004 premium revenues from our New York medicaid contracts, on an aggregate basis, and our Florida Medicaid contracts, taken together, represented approximately 9% and 55%, respectively, of our total premium revenues. However, we did not receive in excess of 10% of our total 2004 premium revenues under any of our New York or other state contracts when taken individually. Similarly, we offer Medicare plans under separate contracts with CMS for each of the states in which we offer such plans. Our 2004 premium revenues from all of our CMS contracts, on an aggregate basis, represented 24% of our total 2004 premium revenues. Under each of our CMS contracts for our Florida and New York Medicare plans, we received in excess of 10% of our total 2004 premium revenues.

Employees

As of December 31, 2004, we had approximately 1,585 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements that address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, sales and marketing strategies, technological advancement, projected capital expenditures, liquidity and availability of additional funding sources. These statements may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Actual results may differ from projections or estimates due to a variety of important factors. The expiration, cancellation or suspension of our HMO contracts by the federal or state governments could significantly impair our results of operations. In addition, our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in healthcare practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. Furthermore, if we are unable to accurately estimate incurred but not reported medical costs, our profitability may be affected.

Due to these factors and risks, no assurance can be given with respect to our future premium levels or our ability to control our future medical costs.

From time to time, legislative and regulatory proposals have been made at the federal and state government levels related to the healthcare system, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Such legislative and regulatory action could have the effect of reducing the premiums paid to us by governmental programs or increasing our medical costs. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect of such future legislation, action or regulation on our business.

RISK FACTORS

An investment in our common stock involve a high degree of risk. You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business

If our government contracts are not renewed or are terminated, our business could be substantially impaired.

We provide our Medicaid, Medicare, SCHIP and other services through a limited number of contracts with state, federal or local government agencies. These contracts generally have terms of one or two years and are subject to nonrenewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, our right to add new members may be suspended by a government agency if it finds deficiencies in our provider network or operations. For the year ended December 31, 2004, the percentage of total premium revenue derived from our Medicaid contracts in Florida, New York, Connecticut, Illinois and Indiana was 55%, 9%, 5%, 4%, and 3%, respectively; the percentage derived from our Medicare contracts was 24%. We no longer operate a commercial line of business.

Our contracts with the states are subject to cancellation or a potential freeze on enrollment by the state in the event of the unavailability of state or federal funding. In some jurisdictions, a cancellation or enrollment freeze may be immediate and in other jurisdictions a notice period is required. Some of our contracts are also subject to termination or are eligible for renewal through annual competitive bids. We may face increased competition as other plans attempt to enter our markets through the contracting process.

If we are unable to renew, or to successfully rebid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, including seeking to enter into contracts in other geographic markets, seeking to enter into contracts for other services in our existing markets, or seeking to acquire other businesses with existing government contracts. If we were unable to do so, we could be forced to cease conducting business. In any such event, our revenues would decrease materially.

Because our premiums, which generate most of our revenues, are fixed by contract, we are unable to increase our premiums during the contract term if our corresponding medical benefits expense exceeds our estimates.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed by contract, and we are obligated during the contract period, which is generally one or two years, to provide or arrange for the provision of healthcare services as established by state and federal governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expense. Historically, our medical benefits expense as a percentage of premium revenue has fluctuated. For example, our medical benefits expense was 82.6% in 2003 and 80.9% for the year ended December 31, 2004. If our medical benefits expense exceeds our estimates, we will be unable to adjust the premiums we receive under our current contracts, and our profits may decline.

Reductions in funding for government healthcare programs could substantially reduce our profitability.

All of the healthcare services we offer are through government-sponsored programs, such as Medicaid and Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints. Many of the states in which we operate are currently experiencing fiscal challenges leading to significant budget deficits. According to the National Association of State Budget Officers, Medicaid spending consumed 21.4% of the average state’s budget in 2003, representing the second largest expenditure. According to the Congressional Budget Office, total state spending on Medicaid is expected to reach $127 billion in 2004, representing a 10.5% annual increase from 2002. Some states may find it difficult to continue paying the current rates to Medicaid health plans. Changes in Medicaid funding, for example, may lead to reductions in the number of persons enrolled in or eligible for Medicaid, reductions in the amount of reimbursement or elimination of coverage for certain benefits such as pharmacy, behavioral health or other benefits. In some cases, changes in funding could be made retroactive. All of the states in which we operate are presently considering, or recently have considered, legislation or regulations that would reduce reimbursement rates, payment levels, benefits covered or the number of persons eligible for Medicaid. Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our expenses. Similarly, reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability.

Federal budgetary constraints also may limit premiums payable under our Medicare plans. For example, as a result of the Balanced Budget Act of 1997, annual increases on premiums paid to many Medicare+Choice (now known as Medicare Advantage) plans were subject to a 2% cap, even though overall Medicare healthcare expenses were increasing at a higher rate. Moreover, recent changes in Medicare pursuant to the Medicare Modernization Act of 2003 permit premium levels for certain plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year.

We are subject to extensive government regulation, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members, government payors, and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. An adverse review, audit or investigation could result in one or more of the following:

•	forfeiture of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us;

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future service or geographic expansion; and

•	loss of one or more of our licenses to act as an insurer, health maintenance organization or third party administrator or to otherwise provide a service.

Inasmuch as we receive federal payments, we are subject to the Federal False Claims Act, which permits the government to institute suit against us for violating the Act and to seek treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue as if they were the government under a special provision of the Act.

Any of these events could reduce our revenues and profitability and otherwise adversely affect our operating results. See “—Restrictions on our ability to market would adversely affect our revenue.”

If we are unable to manage medical benefits expense effectively, our profitability will likely be reduced or we could cease to be profitable.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of healthcare services. Relatively small changes in the ratio of our expenses related to healthcare services to the premiums we receive, or medical benefits ratio, can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services;

•	periodic renegotiation of hospital, physician and other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them; and

•	new mandated benefits or other changes in healthcare laws, regulations and/or practices.

Because of the relatively high average age of the Medicare population, medical benefits expense for our Medicare plans may be particularly difficult to control. According to CMS, from 1967 to 2002, Medicare healthcare expenses nationwide increased on average by 13.2% annually.

Although we have been able to manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems, and reinsurance arrangements, we may not be able to continue to manage these expenses effectively in the future. If our medical benefits expense increases, our profits could be reduced or we may not remain profitable. For example, a hypothetical 1% increase in our medical benefits ratio would have reduced our earnings before income taxes for the years ended December 31, 2003 and 2004 by $10.4 million and $14.5 million, respectively. The medical benefits ratio represents our medical benefits expense as a percentage of our premium revenue.

We maintain reinsurance to protect us against severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

A failure to estimate incurred but not reported medical benefits expense accurately will affect our profitability.

Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We, together with our internal and consulting actuaries, estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. Adjustments, if necessary, are made to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Although our estimates of IBNR have been adequate since our acquisition of the WellCare businesses, they may be inadequate in the future, which would adversely affect our results of operations. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We derive a substantial portion of our revenues and profits from operations in Florida, and legislative or regulatory actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

For the year ended December 31, 2004, our Florida health plans accounted for 79.2% of our total premium revenues. If we are unable to continue to operate in Florida, or if our current operations in any portion of Florida are significantly curtailed, our revenues will decrease materially. Our reliance on our operations in Florida could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors. For example, Florida has recently tightened the re-certification requirements for members enrolled in its Healthy Kids SCHIP program, making it more difficult for members to remain in the program. As a result, it is likely that our membership in this program will decline. In addition, our significant market share in Florida may make it more difficult for us to expand our membership in Florida. Our inability to continue to operate in Florida, or a decrease in the revenues of our Florida operations, would harm our overall operating results.

Our limited operating history as a stand-alone entity makes evaluating our business and future prospects difficult.

We were formed in May 2002 to acquire the WellCare group of companies. Until the closing of that acquisition in July 2002, the companies that comprise our Florida operations had operated as a closely-held business, and our New York and Connecticut businesses had operated as subsidiaries of a public company, the majority stockholders of which were the owners of the Florida operations. Almost all of the senior members of our current management have joined us recently, including Todd S. Farha, our President and Chief Executive Officer. Our limited operating history under current management may not be adequate to enable you to fully assess our future prospects.

We may not be able to sustain our high rates of historic growth.

From December 31, 1999 to December 31, 2003, our membership grew at an average annual rate of 37%, and for the year ended December 31, 2004, our membership grew by 35%, of which approximately 19% represented organic growth. An important aspect of our strategy is continued growth in our existing markets. We may not be able to sustain our high historical growth rates, which would impair our ability to implement this strategy. For example, we already have a large share of the Medicaid managed care market in Florida, and the Florida Medicaid market is highly penetrated. These factors may limit our ability to continue to increase our membership in Florida, which is our largest market. If we are unable to continue to increase our membership in the states in which we currently operate, we may not be able to successfully implement our growth strategy.

We may not be able to realize the benefits we anticipate from the acquisition of Harmony Health Systems.

As a result of our June 2004 acquisition of Harmony, we face significant challenges in integrating organizations, operations, technology and services in a timely and efficient manner and in retaining key personnel. Cost savings, revenue growth and other anticipated benefits of the acquisition may not materialize. The acquisition may result in a diversion of our management’s attention, loss of management-level and other key employees of Harmony, and an inability to integrate management, systems and operations. The failure to integrate WellCare and Harmony successfully and to manage the challenges presented by the integration process may result in our not achieving the anticipated benefits of the acquisition.

We may be unsuccessful in implementing our growth strategy if we are unable to make or finance other acquisitions on favorable terms or integrate the businesses we acquire into our existing operations.

Acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions rapidly enough, if at all, to meet our or our investors’ expectations for future growth. For example, many of the other potential purchasers of contract rights and plans have greater financial resources than we have. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing. This is the case regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we do not want, such as commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all. The market price of Medicaid plans has generally increased recently, which may increase the amount we are required to pay to complete acquisitions.

Further, to the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:

•	additional employees, whom we refer to as associates, who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information, claims processing and record keeping systems; and

•	accounting policies, including those which require a high degree of judgment or complex estimation processes, such as estimates of medical claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation and income tax matters.

For all of the above reasons, we may not be able to successfully implement our acquisition strategy.

We may be unable to expand into some geographic areas without incurring significant additional costs.

We are likely to incur additional costs if we enter states or counties where we do not currently operate. Our rate of expansion into other geographic areas may also be inhibited by:

•	the time and costs associated with obtaining a health maintenance organization license to operate in the new area or the expansion of our licensed service area, if necessary;

•	our inability to develop a network of physicians, hospitals and other healthcare providers that meets our requirements and those of government regulators;

•	competition, which increases the costs of recruiting members;

•	the cost of providing healthcare services in those areas; and

•	demographics and population density.

Accordingly, we may be unsuccessful in entering other metropolitan areas, counties or states.

Ineffective management of our growth may adversely affect our results of operations, financial condition and business.

Depending on acquisition and other opportunities, we expect to continue to increase our membership and to expand into other markets. In 1999, we had total revenue of approximately $275 million. In 2004, we had total revenue of approximately $1.4 billion. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to potential acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

The new Medicare legislation makes changes to the Medicare program that could reduce our profitability and increase competition for our existing and prospective members.

On December 8, 2003, President Bush signed the Medicare Modernization Act of 2003. This legislation makes significant changes to the Medicare program and is complex and wide-ranging. There are numerous provisions in the legislation that will influence our Medicare business. We believe that many of these changes will benefit the managed care sector. However, the new bidding process for determining rates, expanded benefits and shifts in certain coverage responsibilities pursuant to the Act may increase competition and create uncertainties, including the following:

•	The Act increases reimbursement for Medicare Advantage plans, formerly known as Medicare+Choice, in 2004 and 2005. Higher reimbursement rates may increase the number of plans that participate in the program, creating new competition that could adversely affect our profitability.

•	Beginning in 2006, plans may offer various products, including Preferred Provider Organizations, or PPOs, pursuant to the Act Medicare PPOs would allow their members more flexibility to select physicians than current HMO plans, which often require members to coordinate with a primary care physician. The Secretary of Health and Human Services created 26 regions for the Medicare PPO program. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans and may affect our current Medicare Advantage business. We do not know whether the regions will be constructed in a way that will create obstacles or opportunities for us to participate in the program. We also do not know how the creation of the regional Medicare program, which is intended to provide further choice to beneficiaries, will affect our Medicare Advantage business.

•	In order to participate in the regional Medicare Advantage PPO program under the Act, a plan must meet certain requirements, including having an adequate provider network throughout the region. The Act provides some incentives for certain hospitals to join the network. However, we do not know whether we will be able to contract with a sufficient number of providers throughout our regions to satisfy the network adequacy requirements under the Act that would enable us to participate in the regional product.

•	Beginning in 2006, the payments for the local Medicare Advantage and regional Medicare Advantage plans will be based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

•	Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer will be required to offer prescription drug benefits. It is not known at this time whether the governmental payments will be adequate to cover the costs for this benefit. In addition, most Medicare Advantage enrollees will be required to obtain their drug benefit from their Medicare Advantage plan. Enrollees may prefer a stand-alone drug plan and may disenroll from the Medicare Advantage plan altogether in order to participate in another drug plan. Accordingly, the new prescription drug benefit could reduce our profitability and membership enrollment following its implementation in 2006.

•	Some enrollees may have chosen our Medicare Advantage plan in the past rather than a Medicare fee-for-service plan because of the added drug benefit that we offer with our Medicare Advantage plan. Following the implementation of the new prescription drug benefit, Medicare beneficiaries will have the opportunity to obtain a drug benefit without joining a managed care plan. As a result, our membership enrollment may decline.

•	Beginning in 2006, individuals eligible for both Medicare and Medicaid, or dual-eligibles, will generally receive their drug coverage from Medicare rather than from Medicaid. Because Medicaid will no longer be directly responsible for most drug coverage for dual-eligibles, Medicaid payments to plans will be reduced. We cannot predict whether this change in Medicaid payments will have an adverse effect on our operating results.

We may be unsuccessful in implementing our growth strategy if we are unable to meet submission and approval deadlines imposed by CMS.

CMS has imposed rigorous deadlines for the filing of applications that are important to support our growth strategy. These applications must be filed with CMS in order for us to offer a new plan in a new location, or to expand an existing plan into additional service areas. In order for any such application to be effective in 2005, it must be submitted to CMS by February 15, 2005 for opening a new plan, or by March 1, 2005 for expansion of an existing plan into additional service areas. In order for any such application to be effective by January 2006, it also must be submitted to CMS by late winter or early spring 2005. In addition, to be effective in 2005 or 2006, any such application must be approved by CMS by June 2005. If an application is not approved by the June 2005 deadline, then any approval would not be effective before 2007, or in the case of new local (as opposed to regional) PPO plans, 2008. As a result, we must devote extensive resources to preparing and timely filing applications, and we cannot be sure that any applications we submit will be approved by the deadline imposed by CMS. If we are unable to submit these applications by the applicable deadlines, or if CMS does not approve our applications by the June 2005 deadline, we may be unsuccessful in implementing our growth strategy. In addition, CMS has imposed an annual deadline of the first Monday of each June for submission of competitive bid proposals for participation in the Medicare Advantage program beginning in the following year, and may impose an even earlier deadline for submission of some portions of the bid, and our failure to submit those proposals on time could prevent our continued participation in the Medicare Advantage program, which could materially affect our revenues and profits.

Changes, other than the new Medicare legislation, in federal funding mechanisms also could reduce our profitability.

In addition to changes pursuant to the new Medicare legislation, other changes in federal funding mechanisms could reduce our profitability. For example, as a part of the administration’s 2004 budget submission to Congress, the Department of Health and Human Services announced principles for Medicaid reform. The proposal would establish two capped allotments for states combining both Medicaid and SCHIP funds, one for acute care and one for long-term care. Under this proposal, all mandatory populations and benefits would continue to be covered as required under current law. States, however, would be given flexibility for optional populations and benefits. The proposal would be revenue neutral over a 10-year period, although states would receive additional funds over the first seven years, with corresponding funding reductions in years eight through 10.

The proposal was meant to provide increased flexibility to the states in managing their Medicaid and SCHIP programs, in particular in the design of benefit packages for optional populations. Governors working in concert with the Department of Health and Human Services were unable to reach agreement on these principles and for the time being, Congress has not considered the proposal. It is uncertain whether this proposal, or a variation thereof, will eventually be enacted. Congress instead passed a $20.0 billion fiscal relief program for the states, which included a $10.0 billion increase in the share of medical assistance expenditures provided to each state’s Medicaid program, known as the Federal Medical Assistance Percentage.

If the Department’s proposal is ultimately enacted by Congress and the number of persons enrolled in Medicaid or SCHIP decreases in the states in which we operate or the scope of benefits provided is reduced, or expanded without a corresponding increase in payments made to us, our growth, revenues and profitability could be reduced.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties, such as healthcare providers, business associates, and our members. These include standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, unique identifiers for providers and employers, security, privacy and enforcement.

The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While we initially were required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delayed the compliance date until October 16, 2003, but only for entities that submitted a compliance plan by the original implementation deadline, which we did. On February 20, 2003, the Department published certain modifications to the final transaction standards, but these changes did not affect the October 16, 2003 compliance deadline. In July 2003, CMS urged the adoption of “contingency plans” to help prevent disruptions in the healthcare payment system. In response, we adopted a contingency plan, pursuant to which we continue to process HIPAA standard transactions and also engage in legacy transactions as appropriate. The Department issued the privacy standards on December 28, 2000, and after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions. The security standards became effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities.

HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws or state laws concern certain specified areas, such state standards and laws will not be preempted. The states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations, make compliance with the relatively new regulatory regime difficult and more expensive.

We believe we have or will have met the HIPAA deadlines for the adoption and implementation of appropriate policies and procedures. However, given its complexity, the recent adoption of several final regulations, the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, our ability to comply with all of the HIPAA requirements is uncertain. Moreover, due to the evolving nature of the HIPAA requirements we have not yet determined what our total compliance costs will be.

Future changes in healthcare law may reduce our profitability or liquidity.

Healthcare laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could reduce our profitability, among other things, by:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	forcing us to undergo a corporate restructuring;

•	increasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

Changes in state law also may adversely affect our profitability. Laws relating to managed care consumer protection standards, including increased plan information disclosure, limits to premium increases, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or continue to be under discussion. New healthcare reform legislation may require us to change the way we operate our business, which may be costly. Further, although we believe we have exercised care in structuring our operations to attempt to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we or transactions in which we are involved are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under the Medicaid, Medicare and SCHIP programs and to continue to serve our members and attract new members.

The statutory framework for our regulated subsidiaries’ statutory net worth or reserve requirements may change over time. For instance, New York has proposed a 150% increase in reserve requirements. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners. Currently, our operations in Illinois, Indiana, Connecticut and Louisiana are subject to these requirements. Our subsidiaries are also subject to their state regulators’ general oversight powers. Regardless of whether they adopt the risk-based capital requirements, these state regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members. The proposed increase in reserve requirements to which our New York managed care plan would be subject would materially increase our reserve requirements in New York. If our subsidiaries are required to maintain higher levels of statutory net worth due to the adoption of the risk-based capital requirements by the states in which we operate, or because state regulators otherwise deem this to be in the best interests of our members, our liquidity could be materially reduced, which could harm our ability to implement our business strategy, for example by hindering our ability to make debt service payments on amounts drawn from our credit facilities.

Restrictions on our ability to market would adversely affect our revenue.

Although we enroll some of our new members through auto enrollment programs and voluntary member enrollment, we rely on our marketing and sales efforts for a significant portion of our membership growth. All of the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that are permitted. In Florida and New York, other plans have been prohibited from engaging in marketing activities for a period of time after being found to have violated the state’s requirements. While no such action is currently pending or threatened by the State of Florida against us, from time to time we have been cited, and in some cases fined, for alleged marketing violations. Until recently, our New York Medicare business was prohibited from marketing as a result of past audits and regulatory deficiencies. In addition, the state of Connecticut recently imposed a prohibition of marketing on our Connecticut plan as the result of allegedly having engaged in a repeated practice of marketing violations. The state has since lifted the marketing prohibition after imposing a monetary fine and accepting our corrective action plan. In circumstances where our marketing efforts are prohibited or curtailed, our ability to increase or sustain membership will be significantly harmed, which will adversely affect our revenue.

Persistent operational deficiencies related to our New York business may adversely affect our operations or growth in New York.

We inherited a number of operational deficiencies when we acquired our New York business, which resulted in a prohibition on marketing our Medicare program in New York. Although we have made investments in our New York business to address these deficiencies and are once again permitted to market our Medicare health plan in New York, we continue to experience problems related to these deficiencies, including gaps in our provider network. Moreover, government regulators, members and providers, and potential members and providers, may have a negative perception of our New York health plans as a result of these operational deficiencies. These issues may result in continued heightened scrutiny by federal, state and/or county and city regulators and may adversely affect the operations or growth of our business in New York.

If we are unable to maintain satisfactory relationships with our providers, our profitability could decline and we may be precluded from operating in some markets.

Our profitability depends, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. If such a provider or any of our other providers refuse to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could adversely affect our operating results in that market area. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market and could preclude us from renewing our Medicaid or Medicare contracts in those markets or from entering into new markets.

Our provider contracts with network primary care physicians and specialists generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 120 days prior written notice. We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability could decline.

If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

A significant percentage of our Medicaid plan enrollment results from mandatory Medicaid enrollment in managed care plans. States may only mandate Medicaid enrollment into managed care through CMS-approved plan amendments or under federal waivers or demonstrations. Waivers and programs under demonstrations are generally approved for two-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

We rely on the accuracy of eligibility lists provided by the government. Inaccuracies in those lists could reduce our revenues or profitability.

Premium payments to us are based upon eligibility lists produced by the government. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for any government-sponsored program or are eligible for a different premium category or a different program. Recently, for example, we received a notice from the state of Florida concerning an audit of individuals who are eligible under both Medicare and Medicaid. The state contends that Medicare, rather than Medicaid, should have been the primary payor for these individuals, and is seeking recoupment of excess premiums allegedly paid in error. We are currently evaluating the financial impact to us. In other cases, a state could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of such reimbursement to the state or failure of payment from the state if we had made related payments to providers and were unable to recoup such payments from the providers. During the years ended December 31, 2004, 2003 and 2002, premium payment adjustments by the government ranged from 0% to 3%, both negative and positive, of total premiums.

Our business depends on our information systems, and our inability to effectively integrate, manage and keep secure our information systems could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our healthcare management techniques, processing provider claims and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected. In addition, many of our key software applications are licensed from third parties. If the owner of the software becomes insolvent or is otherwise unable to support the software, our operations could be adversely affected. Our operations could also be adversely affected if the software owner is unwilling to continue to support the software or charges materially increased fees for such support.

Our disaster recovery plan was tested and implemented in May 2004. We will not have a fully implemented business continuity program until the end of 2005. Events outside our control, including acts of nature, such as hurricanes, earthquakes or fires, or terrorism, could significantly impair our information systems and applications.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be adversely affected by cancellation of contracts and loss of members if they are not prevented.

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce such rights.

Our success depends, in part, upon our ability to market our health plans under our brand names, including “WellCare,” “HealthEase,” “Staywell” and “Harmony.” While we hold federal trademark registrations for the “WellCare” trademark, we have not taken enforcement action to prevent infringement of our federal trademark and have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

We are subject to competition that may limit our ability to increase or maintain membership in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, new strategic alliances and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location and quality of provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. In addition, changes resulting from the new Medicare legislation may bring additional competitors into our market area. As a result, we may be unable to increase or maintain our membership.

We have substantial debt obligations that could restrict our operations.

We have a significant amount of outstanding indebtedness, including $158.5 million in borrowings under our senior secured credit facilities and $25.0 million in outstanding debt to the parties that sold our Florida operations to us. We have available borrowing capacity under our senior secured revolving credit facility of approximately $50.0 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	exposing us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

Restrictions and covenants in our credit facilities and instruments governing our additional indebtedness may limit our ability to make certain acquisitions and declare dividends.

The documents governing our senior secured credit facilities and our indebtedness to the parties that sold our Florida operations to us contain various restrictions and covenants, including prescribed fixed charge coverage and leverage ratios and limitations on capital expenditures and acquisitions, that restrict our financial and operating flexibility, including our ability to make certain acquisitions and declare dividends without lender approval.

Our failure to comply with covenants in our debt instruments could result in our indebtedness being immediately due and payable and the loss of our assets.

Our indebtedness to the parties that sold our Florida operations to us is secured by a pledge of 51% of the outstanding capital stock of our subsidiary, WCG Health Management, Inc., which is the indirect parent corporation of all of our operating subsidiaries. Our credit facilities are similarly secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default, including cross-defaults among multiple portions of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

We are dependent on our executive officers and other key associates.

Our operations are highly dependent on the efforts of our President and Chief Executive Officer and our other senior executives. Although some of our executives have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. While we believe that we could find replacements, the loss of their leadership, knowledge and experience could adversely affect our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. We do not currently maintain key-man life insurance on any of our executive officers other than our President and Chief Executive Officer, and such insurance may not be sufficient to cover the costs of recruiting and hiring a replacement Chief Executive Officer or the loss of his services. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could adversely affect our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. Due to increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase, particularly in Florida, our largest current source of revenue. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization such as us should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability; however, the Florida legislature has enacted legislation that has partially limited liability of managed care organizations for provider malpractice. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations.

From time to time, we are party to various other litigation matters, some of which seek monetary damages. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

We maintain errors and omissions insurance with a policy limit of $10 million and other insurance coverage and, in some cases, indemnification rights that we believe are adequate based on industry standards. However, potential liabilities may not be covered by insurance or indemnity, our insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations, or the amount of our insurance or indemnification coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Growth in the number of Medicaid eligibles may be counter-cyclical, which could adversely affect our operating results when general economic conditions are improving.

The number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions continue to improve. Therefore, improvements in general economic conditions may cause our membership levels to decrease, thereby causing our operating results to suffer, which could lead to decreases in our stock price during periods in which stock prices in general are increasing.

Negative publicity regarding the managed care industry may harm our business and operating results.

In the past, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

If state regulators do not approve payments of dividends and distributions by our affiliates to us, our liquidity could be materially impaired.

We operate principally through our health plan subsidiaries. These subsidiaries are subject to laws and regulations that limit either the amount of dividends and distributions that they can pay to us or the amount of fees that may be paid to affiliates of our health plan subsidiaries without prior approval of, or notification to, state regulators. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date of a non-extraordinary dividend. The aggregate amounts our Florida health plan subsidiaries could have paid us at December 31, 2002, 2003 and 2004 without approval of the regulatory authorities were $2,215,000, $568,000 and $7,170,000, respectively, assuming no dividends had been paid during the respective calendar years. No dividends were available to be paid from our New York and Connecticut health plan subsidiaries during those years. None of our health plan subsidiaries paid any dividends during 2002, 2003 or 2004. Moreover, the proposed increase in reserve requirements in New York may further hinder the ability of our New York managed care plan to pay dividends. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay fees to the affiliates of our health plan subsidiaries, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facilities.

Recently enacted changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in some of our corporate governance practices. In addition, the New York Stock Exchange has recently adopted revisions to its requirements for listed companies. We expect these new rules, and interpretations of these rules, to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

Risks Related to Our Common Stock

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	state and federal budget decreases;

•	adverse publicity regarding health maintenance organizations, other managed care organizations and health insurers in general;

•	government action regarding eligibility;

•	changes in government payment levels;

•	changes in state mandatory programs;

•	changes in expectations of our future financial performance or changes in financial estimates, if any, of public market analysts;

•	announcements relating to our business or the business of our competitors;

•	conditions generally affecting the managed care industry or our provider networks;

•	the success of our operating or acquisition strategy;

•	the operating and stock price performance of other comparable companies;

•	the termination of any of our contracts;

•	regulatory or legislative changes; and

•	general economic conditions, including inflation and unemployment rates.

Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to that volatility. Our stock may not trade at the same levels as the stock of other healthcare companies, and the market in general may not sustain its current prices.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

We, along with our executive officers, directors and certain of our stockholders, have agreed, subject to limited exceptions, not to sell or transfer any shares of our common stock until approximately March 17, 2005 without the consent of the underwriters in our recent public offering. Upon that date, approximately 19,802,641 shares will be released from these restrictions and will be available for sale in the public market. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters.

Soros Private Equity Investors LP, or SPEI, owned 43.4% of our outstanding capital stock as of February 15, 2005. In addition, as of February 15, 2005, our executive officers and directors together beneficially owned approximately 9% of our outstanding capital stock (excluding shares owned by SPEI which may be deemed to be beneficially owned by one of our directors). The chairman of our board of directors is associated with SPEI. As a result, this director may have the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets.

The concentration of our capital stock ownership, as well as provisions in our charter documents and under Delaware law, could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

As of February 15, 2005, SPEI beneficially owned 16,733,784 shares of our common stock, representing 43.4% of the voting power of our common stock. As a result, it will be difficult for holders of our common stock to approve a takeover of our company, or to approve the election of our directors, without SPEI’s approval.

In addition, provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. These provisions could also discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that stockholders may consider unfavorable.

Item 2: Properties

Our principal administrative, sales and marketing facilities are located at our headquarters in Tampa, Florida. We currently occupy approximately 140,000 square feet of office space in the Tampa facility for a term that is scheduled to expire in 2011. We also lease office space for our health plans in New York, New York, North Haven, Connecticut, Chicago, Illinois, Gary, Indiana and Baton Rouge, Louisiana, as well as in other locations within those states. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3: Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

We believe that we have obtained adequate insurance or rights to indemnification or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed for trading on the New York Stock Exchange under the symbol “WCG” since our initial public offering on July 1, 2004. The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2004
Third Quarter ended September 30, 2004	$20.80	$17.91
Fourth Quarter ended December 31, 2004	$33.66	$19.17

The last reported sale price of our common stock on the New York Stock Exchange on February 10, 2005 was $35.17. As of December 31, 2004, we had approximately 52 holders of record of our common stock, including record holders and individual participants in a security position listing.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the future.

Our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries. Laws of the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate, limit the ability of our subsidiaries to pay dividends to us. In addition, the terms of our credit facility and other indebtedness limit our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Initial Public Offering

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004. On July 7, 2004, we closed the sale of all 8,433,333 shares of our common stock registered under the Registration Statement. Of this amount, a total of 7,333,333 shares were sold by us and 1,100,000 shares were sold by a selling stockholder. The shares sold by the selling stockholder were sold pursuant to the exercise in full of the underwriters’ over-allotment option. Morgan Stanley & Co. Incorporated, SG Cowen & Co., LLC, UBS Securities, LLC and Wachovia Capital Markets, LLC served as the managing underwriters.

The initial public offering price was $17 per share. The aggregate sale price for all of the shares sold by us was approximately $124.7 million, resulting in net proceeds to us of approximately $112.3 million after payment of underwriting discounts and commissions of approximately $8.7 million and legal, accounting and other fees incurred in connection with the offering of approximately $3.7 million. The aggregate sales price for all of the shares sold by the selling stockholder was $18.7 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of December 31, 2004, we have not used any of the proceeds from the offering.

Follow-On Public Offering

On December 22, 2004, the Company closed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by the Company. The Company received net proceeds of $44.9 million from this offering after deducting underwriting and other offering costs.

Item 6: Selected Financial Data

The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. WellCare, as it existed prior to the July 31, 2002 acquisition of the WellCare group of companies, is referred to as “Predecessor.” WellCare, as it existed on and after July 31, 2002, is referred to as “Successor.” The data for the years ended December 31, 2004, 2003, five-month period ended December 31, 2002, seven-month period ended July 31, 2002 and as of December 31, 2004 and 2003 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 are derived from audited financial statements not included in this filing.

	Predecessor			Successor
	Year Ended December 31,		Seven-Month Period Ended July 31, 2002	Five-Month Period Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	2000	2001
	(in thousands, except per unit/share data)
Consolidated and Combined Statements of Income (Loss):
Revenues:
Premium:
Medicaid	$272,497	$451,210	$329,164	$267,911	$740,078	$1,055,000
Medicare	72,992	233,626	170,073	120,814	288,330	334,760
Other(1)	80,430	55,027	17,976	9,928	14,444	1,136

Total premium	425,919	739,863	517,213	398,653	1,042,852	1,390,896
Investment and other income	5,548	10,421	2,819	3,152	3,130	4,307

Total revenues	431,467	750,284	520,032	401,805	1,045,982	1,395,203
Expenses:
Medical benefits:
Medicaid	202,876	364,293	274,672	222,007	609,233	851,153
Medicare	78,542	219,505	145,768	107,384	238,933	275,348
Other(2)	86,818	53,708	14,484	12,372	12,887	(941)

Total medical benefits	368,236	637,506	434,924	341,763	861,053	1,125,560
Selling, general and administrative	70,050	86,279	54,492	45,384	126,106	171,257
Depreciation and amortization	1,913	2,234	1,239	3,734	8,159	7,715
Interest	1,785	2,860	1,446	1,462	10,172	10,165

Total expenses	441,984	728,879	492,101	392,343	1,005,490	1,314,697

Income (loss) before income taxes	(10,517)	21,405	27,931	9,462	40,492	80,506
Income tax expense(3)	—	—	—	4,805	16,955	31,256

Net income (loss)	$(10,517)	$21,405	$27,931	$4,657	$23,537	$49,250

Net income per share:
Net income per share—basic						$1.70
Net income per share—diluted						$1.56
Net income attributable per common unit:
Net income attributable per unit—basic				$0.09	$0.66
Net income attributable per unit—diluted				$0.08	$0.60
Pro forma net income per common share:(4)
Basic					$0.82
Diluted					$0.73
Pro forma common shares outstanding:(4)
Basic					21,466,300
Diluted					23,937,664

	As of December 31,
	2000	2001	2002	2003	2004
Operating Statistics:
Medical benefits ratio—consolidated(5)	86.5%	86.2%	84.8%	82.6%	80.9%
Medical benefits ratio—Medicaid(5)	74.5%	80.7%	83.2%	82.3%	80.7%
Medical benefits ratio—Medicare(5)	107.6%	94.0%	87.0%	82.9%	82.3%
Medical benefit ratio—other(5)	107.9%	97.6%	96.2%	89.2%	(82.8%)
Selling, general and administrative expense ratio(6)	16.2%	11.5%	10.8%	12.1%	12.3%
Members—consolidated	317,000	374,000	470,000	555,000	747,000
Members—Medicaid	256,000	323,000	420,000	512,000	701,000
Members—Medicare	20,000	35,000	42,000	42,000	46,000
Members—commercial	41,000	16,000	8,000	1,000	—

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,730	$129,791	$146,784	$237,321	397,627
Total assets	173,007	221,456	409,504	497,107	799,036
Long-term debt (including current maturities)(7)	1,174	154	156,295	135,755	184,200
Total liabilities	180,186	199,411	334,587	397,530	490,405
Total stockholders’/members equity (deficit)(8)	(7,179)	22,045	74,917	99,577	308,631

(1)	Other premium revenue relates to our commercial business, which is no longer operated.
(2)	Other medical benefits relates to our commercial business, which is no longer operated.
(3)	Income tax expense was not recorded by the Predecessor because its tax structure included entities that had elected subchapter S status under the Internal Revenue Code, the income of which was taxed at the stockholder level, as well as entities that were subject to tax, but did not generate tax liabilities or benefits due to operating losses. Pro forma tax expense for each of the years 2000, 2001, and the seven months ended July 31, 2002 at an estimated tax rate of 42% (our effective tax rate as the Successor) is $0, $8,990, and $11,731, respectively.
(4)	Pro forma net income per share is computed using the pro forma weighted average number of common shares outstanding, which gives effect to the automatic conversion of all outstanding common units of WellCare Holdings, LLC into shares of common stock of WellCare Health Plans, Inc. upon the closing of our initial public offering. For a discussion of the difference between pro forma net income per common share and net income attributable per common unit, see Note 1 to the consolidated financial statements of WellCare Health Plans, Inc.
(5)	Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.
(6)	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total revenue and excludes depreciation and amortization expense for purposes of determining the ratio.
(7)	Long-term debt (including current maturities) at December 31, 2004 includes total short and long-term debt of $183,501 plus the unamortized portion of the discount on the term loan of $699.
(8)	Total stockholders’/members’ equity (deficit) reflects stockholders’ equity for Predecessor and for Successor as of December 31, 2004 (actual and as adjusted) and reflects limited liability company membership interests during 2002 and 2003.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of WellCare should be read in conjunction with “Selected Consolidated and Combined Financial Data” and WellCare’s combined and consolidated financial statements and related notes appearing elsewhere in this filing. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this filing.

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. As of December 31, 2004, we operated health plans in Florida, New York, Illinois, Indiana, Connecticut and Louisiana serving approximately 747,000 members. The following tables summarize our membership by state and our membership by program as of December 31, 2004.

State	Total Members
Florida	532,000
New York	69,000
Illinois	67,000
Indiana	45,000
Connecticut	34,000

Program	Total Members
Medicaid	701,000
Medicare	46,000

The Company recently began offering Medicare services to beneficiaries in Louisiana. As of December 31, 2004, total membership was less than 100.

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

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive. Our arrangements with providers fall into two broad categories: capitation arrangements, where we pay the providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the healthcare provided. Generally, capitation payments represent 20% or less of our total medical benefits expense. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

Estimation of medical benefits expense is our most significant critical accounting estimate. See “—Critical Accounting Policies.”

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

Corporate History and Acquisitions

Our WellCare of Florida subsidiary was established in 1985 by a group of physicians located in Tampa, Florida, and began offering Medicaid managed care services in 1994 and Medicare services in 2000. Our HealthEase subsidiary was formed in May 2000 to acquire the business of Tampa General Health Plan, Inc., including its HMO license and approximately 5,900 Medicaid members. HealthEase subsequently acquired almost 100,000 Medicaid members from Humana, Inc. in June 2000.

In July 2002, our current management acquired the WellCare group of companies in two concurrent transactions. In the first transaction, we acquired our Florida operations, including our WellCare of Florida and HealthEase subsidiaries, in a stock purchase from a number of individuals, including Dr. Kiran C. Patel and Rupesh Shah, our Senior Vice President, Market Expansion. The purchase price for this transaction consisted of:

•	$50 million in cash;

•	the issuance of a senior subordinated promissory note in the original principal amount of $53 million, subject to adjustments for earnouts and other purchase price adjustments; and

•	warrants to purchase 1,859,704 shares of our common stock.

The purchase price was subject to adjustment in both 2003 and 2004, based upon a number of earnouts and other calculations. In February 2004, we entered into a settlement agreement with the selling stockholders that fixed the amount of the purchase price and principal balance of the note at $209.6 million and $119.7 million, respectively. In May 2004, we entered into a further agreement with the selling stockholders, pursuant to which we prepaid $85.0 million of the principal balance of the note, using proceeds from our new senior secured term loan facility, and $3.0 million of the principal balance was forgiven in consideration for the prepayment.

In the second transaction, we acquired The WellCare Management Group, Inc., a publicly-traded holding company and the parent company of our New York and Connecticut operations, through a merger of that company into a wholly-owned subsidiary of ours. The purchase price for this transaction consisted of approximately $7.72 million in cash.

In June 2004, we acquired Harmony Health Systems, Inc., a provider of Medicaid managed care plans in Illinois and Indiana. As a result of the acquisition, we increased our Medicaid membership by approximately 84,000. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing distributions of cash by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. The purchase price is to be adjusted by the amount of any excess or shortfall in the amount of Harmony’s reserves for medical claims as of December 31, 2003, compared to medical claims actually incurred as of that date as measured on or about December 31, 2004.

From May 2002 until July 2004, we were organized as a Delaware limited liability company, WellCare Holdings, LLC. Immediately prior to our initial public offering, WellCare Holdings, LLC merged with and into WellCare Group, Inc., a wholly-owned subsidiary of WellCare Holdings, LLC. At that time, our name changed to WellCare Health Plans, Inc. Each outstanding limited liability company unit of WellCare Holdings, LLC was converted into shares of common stock according to the relative rights and preferences of such units and the initial public offering price of the common stock offered.

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

Basis of Presentation

WellCare, as it existed prior to the July 31, 2002 acquisition of the WellCare group of companies, is referred to as “Predecessor.” WellCare, as it existed on and after July 31, 2002, is referred to as the “Successor,” “we” or “us.”

The consolidated results of operations include the accounts of the Successor and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The combined results of operations include all of the accounts of the Predecessor’s entities under common control prior to the July 31, 2002 acquisition of the WellCare group of companies. Significant intercompany accounts and transactions have been eliminated.

The combined results of operations of the Predecessor also do not reflect the effects of our change in corporate structure and management. The Predecessor’s combined financial results do not reflect the effects of:

•	additional debt incurred by Successor management, which results in increased interest expense;

•	a C corporation tax structure, which results in taxes being incurred by us, whereas previously, because the Predecessor had an S corporation tax structure, taxes were incurred by the stockholders; and

•	accounting for amortization of the acquired intangible assets, which resulted from the purchase of the businesses.

In addition, due to prior management’s preparation of the Predecessor for sale, certain costs and expenses were temporarily eliminated and opportunities to increase membership were not pursued during the relevant time periods.

WellCare Holdings, LLC was taxed as a partnership for federal income tax purposes. It was not included in the consolidated federal tax return of its subsidiaries, which file as C corporations. See Note 12 to the notes to the WellCare Health Plans, Inc. audited combined and consolidated financial statements appearing elsewhere in this filing.

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

SCHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering SCHIP through their Medicaid programs.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services.

Under the Medicare Advantage program, managed care plans can contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare Advantage program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the service provided by the HMO exclusively and may be required to pay a premium to the federal Medicare program unless the HMO chooses to pay the premium as part of its benefit package.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting policies discussed below are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various healthcare providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services. Participating physician capitation payments for the years ended December 31, 2004, December 31, 2003 and five-month period ended December 31, 2002, and the Predecessor seven-month period ended July 31, 2002 and year ended December 31, 2001 were 13.8%, 11.0%, 10.2%, 10.2% and 10.3%, respectively, of total medical benefits expense.

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

We have used the same methodology for estimating our medical benefits expense and medical benefits payable since our acquisition of the WellCare group of companies. Our policy is to record management’s best estimate of medical benefits payable. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births, and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated as opposed to a fee-for-service basis. These considerations are aggregated in trend in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

Changes in estimates of medical benefits payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submission and our payment processes results in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon per member, per month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Predecessor	Successor
	Seven-Month Period Ended July 31, 2002	Five-Month Period Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Balances as of beginning of period	$98,314	$109,054	$113,670	$148,297

Opening medical benefits payable related to Harmony Acquisition	—	—	—	18,160
Medical benefits incurred related to:
Current period	436,444	348,079	884,703	1,151,948
Prior periods	(1,520)	(6,316)	(23,650)	(26,388)

Total	434,924	341,763	861,053	1,125,560

Medical benefits paid related to:
Current period	(335,938)	(249,076)	(751,826)	(985,844)
Prior periods	(88,246)	(88,071)	(74,600)	(115,578)

Total	(424,184)	(337,147)	(826,426)	(1,101,422)

Balances as of end of period	$109,054	$113,670	$148,297	$190,595

Medical benefits payable recorded at December 31, 2003 developed favorably by approximately $26.4 million. The favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 6.9% and 3.4% for the Medicaid and Medicare segments, respectively, at December 31, 2003. Based on payments made subsequent to December 31, 2003, for the dates of service prior to December 31, 2003, the realized trends were an increase of 3.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

Medical benefits payable recorded at December 31, 2002 developed favorably by approximately $23.7 million. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. We initially assumed a medical benefits expense trend increase of 7.8% and a decrease of 4.1% for the Medicaid and Medicare segments, respectively, at December 31, 2002. Based upon payments made subsequent to December 31, 2002, for dates of service prior to December 31, 2002, the realized trends were an increase of 4.5% for the Medicaid segment and a decrease of 5.4% for the Medicare segment.

We believe that the amount of medical benefits payable as of December 31, 2004 is adequate to cover our ultimate liability for unpaid claims recorded as of that date; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2004 medical benefits ratio due to changes between estimated medical benefits payable and actual medical benefits payable, net income for the year ended December 31, 2004 would have increased or decreased by $8.3 million and diluted earnings per share would have increased or decreased by approximately $0.26 per share, after giving effect to our reorganization into a corporation.

Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademark, noncompete agreements, government contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the third quarter for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process. During the third quarter ended September 30, 2004, we assessed the earnings forecast for our two reporting units and concluded that the fair value of the individual reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets of each reporting unit. As of December 31, 2004, we believe that there is no impairment to the value of goodwill or intangible assets.

The purchase of our Florida subsidiaries was partially financed through a contingent note payable to the former shareholders of those subsidiaries, including Rupesh Shah, our Senior Vice President, Market Expansion, and his spouse. The principal amount of this note was subject to adjustment for various contingencies including based on the adequacy of the statutory capital of certain subsidiaries, the actual medical benefits payable of certain subsidiaries, the earnings (or losses) of certain products and potential indemnifications under the purchase agreement. Adjustments to the note resulted in a change in the purchase price and the amount of goodwill acquired of $41.6 million. See “—Corporate History and Acquisitions.”

In June 2004, we acquired Harmony Health Systems, Inc., a provider of Medicaid managed care plans in Illinois and Indiana. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing cash distributions made by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. The purchase price will be either increased or reduced, as applicable, by the amount of Harmony’s reserves for medical claims as of December 31, 2003 compared to medical claims actually incurred as of that date, as measured on or about December 31, 2004. Goodwill and other intangibles associated with the Harmony acquisition are $40.2 million.

Results of Operations

The following table sets forth the consolidated and combined statements of income data, expressed as a percentage of revenues for each period indicated. The pro forma combined year ended December 31, 2002 amounts consist of combined financial data from the Predecessor for the seven-month period ended July 31, 2002 and from the Successor for the five-month period ended December 31, 2002. The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Revenues
	Predecessor/ Successor		Successor
	Pro Forma Combined Year Ended December 31, 2002 (combined)		Consolidated Year Ended December 31, 2003	Consolidated Year Ended December 31, 2004
Statement of Operations Data:
Revenues:
Premium	99.4%		99.7%	99.7%
Investment and other income	0.6%		0.3%	0.3%

Total revenues	100.0%		100.0%	100.0%
Expenses:
Medical benefits	84.3%		82.3%	80.7%
Selling, general and administrative	10.8%		12.1%	12.3%
Depreciation and amortization	0.5%		0.8%	0.6%
Interest	0.3%		1.0%	0.7%

Total expenses	95.9%		96.2%	94.3%

Income before income taxes	4.1%		3.8%	5.7%
Income tax expense	0.5	%(1)	1.6%	2.2%

Net income	3.6%		2.2%	3.5%

(1)	Income tax expense was not recorded by the Predecessor because its tax structure included entities that had elected subchapter S status under the Internal Revenue Code, the income of which was taxed at the stockholder level, as well as entities that were subject to tax, but did not generate tax liabilities or benefits due to operating losses.

The Predecessor financial statements do not reflect any provision for doubtful receivables. The necessity for the provision for doubtful receivables became evident during the second half of 2002, based upon management’s experience following the acquisition of the WellCare group of companies. Factors considered included the age and amounts of receivables, the effort and timeframe necessary to collect those receivables and the strategic nature of the applicable relationships. Management’s evaluation of the history of the relationships indicated doubt that certain of the receivables would ultimately be fully collected. Therefore, a provision for the doubtful receivables was deemed to be appropriate and necessary for the years ended 2004 and 2003.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Premium revenue. For the year ended December 31, 2004, premium revenue increased $348.0 million, or 33%, to $1,390.9 million from $1,042.9 million for the same period last year. The increase was due in part to the addition of 84,000 Medicaid members resulting from the acquisition of Harmony in June 2004, organic growth in our total membership of 19% and rate increases on our products. Total membership grew by 192,000 members, or 35%, from 555,000 at December 31, 2003 to 747,000 at December 31, 2004.

Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. For the year ended December 31, 2004, Medicaid segment premium revenue increased $314.9 million, or 43%, to

$1,055.0 million from $740.1 million for the same period last year. The increase was primarily due to organic growth in Medicaid membership of 21%, the increase in rates in the State of Florida effective July 1, 2004 of approximately 9%, and the members acquired through the acquisition of Harmony in June 2004. Aggregate membership in the Medicaid segment grew by 189,000 members, or 37%, from 512,000 members at December 31, 2003 to 701,000 at December 31, 2004.

For the year ended December 31, 2004, Medicare segment premium revenue increased $46.4 million, or 16%, to $334.8 million from $288.3 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of increased rates received for Medicare members, averaging approximately 10% based on the demographic mix of our membership, and increased membership. Membership within the Medicare segment grew by 4,000 members, or 10%, from 42,000 members at December 31, 2003 to 46,000 members at December 31, 2004.

Investment income. For the year ended December 31, 2004, investment income increased $1.2 million, or 38%, to $4.3 million from $3.1 million for the same period last year. The increase was due to greater available cash and investment balances and higher returns in the current interest rate environment.

Medical benefits expense. For the year ended December 31, 2004, medical benefits expense increased $264.5 million, or 31%, to $1,125.6 million from $861.1 million for the same period last year. The increase in medical benefits expense was primarily due to organic growth in membership as well as through the acquisition of Harmony in June 2004. The methodology used in estimating medical benefits payable was consistent with prior periods. The medical benefits ratio was 80.9% compared to 82.6% for the same period last year. The medical benefits ratio decreased in 2004 primarily as a result of the increased premium rate received for Medicare members and lower overall utilization of services by our members. Additionally, pharmacy and professional costs were reduced by approximately $1.3 million due to the inaccessibility of services as a result of the four hurricanes that affected the State of Florida during the third quarter of 2004.

For the year ended December 31, 2004, Medicaid medical benefits expense increased $241.9 million, or 40%, to $851.2 million from $609.2 million for the same period last year. The increase in medical benefits expense was primarily due to the acquisition of Harmony and organic growth in membership. The membership increase and the inclusion of Harmony accounted for $222.6 million of the increase. Increases in healthcare costs accounted for $15.2 million of the increase, while changes in membership mix resulted in cost increases of $4.1 million. For the year ended December 31, 2004, the Medicaid medical benefits ratio was 80.7% compared to 82.3% for the same period last year.

For the year ended December 31, 2004, Medicare medical benefits expense increased $36.4 million, or 15%, to $275.3 million from $238.9 million for the same period last year. The increase was partially due to the growth in membership, which accounted for $13.2 million of the increase. Increased healthcare costs accounted for $22.1 million of the increase with changes in membership mix resulting in cost increases of $1.2 million. For the year ended December 31, 2004, the Medicare medical benefits ratio was 82.3% compared to 82.9% for the same period last year. The medical benefits ratio decreased as a result of the premium rate increases and lower overall utilization.

Selling, general and administrative expense. For the year ended December 31, 2004, selling, general and administrative expense increased $45.2 million, or 36%, to $171.3 million from $126.1 million for the same period last year. Our selling, general and administrative expense to revenue ratio was 12.3% and 12.1% for the years ended December 31, 2004 and 2003, respectively. The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

Interest expense. Interest expense was $10.2 million for the years ended December 31, 2004 and 2003. Interest expense for the year ended December 31, 2004 is reduced by an approximately $0.7 million net gain on early repayment of long term indebtedness.

Income tax expense. Income tax expense for the year ended December 31, 2004 was $31.3 million with an effective tax rate of 38.8% as compared to $17.0 million with an effective tax rate of 41.9% for the same period last year. This decrease was due to increased investment in tax-exempt securities, more effective state tax planning in the current year and additional taxes incurred in the third quarter of last year as a result of the purchase price adjustments arising from the acquisition of the WellCare group of companies in August 2002.

Net income. For the year ended December 31, 2004, net income was $49.3 million compared to $23.5 million for the same period last year, representing an increase of 109%.

Comparison of Consolidated Year Ended December 31, 2003 to Combined Year Ended December 31, 2002

Premium revenue. Premium revenue for the year ended December 31, 2003 increased $127.0 million, or 14%, to $1.04 billion from $915.9 million for the combined year ended December 31, 2002. The increase was principally due to internal growth in overall membership within the Medicaid segment and to a lesser extent increased premium rates per member. Premium rate increases were partially offset by a lower average premium per member primarily as a result of changes in the demographics of Medicaid members by product. During 2003, membership increased by 85,000 members, or 18%, from 470,000 members at December 31, 2002 to 555,000 members at December 31, 2003.

Medicaid segment premium revenue for the year ended December 31, 2003 increased $143.0 million, or 24%, to $740.1 million from $597.1 million for the combined year ended December 31, 2002. The increase was primarily due to an increase in membership of approximately $166.7 million and a change in membership demographics and premium rates, which offset the increase by $23.7 million. During 2003, membership within the Medicaid segment increased 92,000 members, or 22%, from 420,000 members at December 31, 2002 to 512,000 members at December 31, 2003. Membership increased by approximately 44,000 as a result of assignment of SCHIP members in Florida under a competitive bidding process, and the remaining growth in Medicaid membership resulted from a combination of mandatory assignment and successful marketing efforts.

Medicare segment premium revenue for the year ended December 31, 2003 decreased $2.6 million, or 1.0%, to $288.3 million from $290.9 million for the combined year ended December 31, 2002. The decrease was primarily due to a decrease in the aggregate time our members were covered by our plans, partially offset by an increase in premium rates and change in membership demographics of approximately $7.2 million. We continually review the medical loss ratio of our business and make strategic decisions based on those analyses. During 2003, our medical benefits expense in certain areas of Florida was higher than expected. We addressed this concern by withdrawing from areas where financial performance was unfavorable. Overall membership levels remained flat at approximately 42,000.

Investment income. Investment income for the year ended December 31, 2003 decreased $2.9 million, or 53%, to $2.6 million from $5.5 million for the combined year ended December 31, 2002. The decrease in investment income was primarily due to the continued decline in market interest rates and maintaining investments with shorter maturities, which was partially offset by an increase in overall cash levels. Cash levels increased primarily due to increased profitability and differences in the timing of our receipt of premiums as compared to the timing of our payment of the related medical benefits expense.

Medical benefits expense. Medical benefits expenses for the year ended December 31, 2003 increased $84.4 million, or 11%, to $861.1 million from $776.7 million for the combined year ended December 31, 2002. The increase was primarily due to the increase in membership. The medical benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2003 was 82.6% compared to 84.8% in 2002. The medical benefits ratio decreased in 2003 primarily as a result of our initiatives to enter into contracts with providers that offer more economical benefits, to focus on preventative and disease management programs, and to increase the effectiveness of medical management to ensure that medical benefits are utilized efficiently.

The Medicaid segment medical benefits expense for the year ended December 31, 2003 increased $112.5 million, or 23%, to $609.2 million from $496.7 million for the combined year ended December 31, 2002. The increase was principally due to internal growth in overall membership within the Medicaid segment, which accounted for an increase of $138.7 million, and to a lesser extent increased healthcare costs, which accounted for an increase of $3.8 million. This was offset by $30.0 million resulting from a change in membership demographics. The Medicaid medical benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2003 was 82.3% compared to 83.2% in 2002.

Medicare segment medical benefits expense for the year ended December 31, 2003 decreased $14.3 million, or 6%, to $238.9 million from $253.2 million for the combined year ended December 31, 2002. The decrease was principally a result of our withdrawal from certain areas of Florida where financial performance was unfavorable and, to a lesser extent, as a result of revised contracts with providers containing improved contract terms. The decrease in membership accounted for $8.5 million of the reduction in expense, and the changes in contract terms accounted for the remainder. The Medicare medical benefits ratio, as a percentage of premium revenue, for the year ended December 31, 2003 was 82.9% compared to 87.0% in 2002.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2003 increased $26.2 million, or 26%, to $126.1 million from $99.9 million for the combined year ended December 31, 2002. Our selling, general and administrative expense to premium revenue ratio was 12.1% and 10.8% for the years ended December 31, 2003 and 2002, respectively. The increase in the ratio was the result of increased marketing efforts, servicing our increased membership, amortization of purchased intangible assets and costs incurred to strengthen our infrastructure. These costs include additional management staff, information technology system enhancements, and consulting services. Additionally, certain expenses to expand the business or make the operations more efficient were not incurred in 2002 as the predecessor management was preparing the company for sale.

Interest expense. Interest expense for the year ended December 31, 2003 increased $7.3 million, or 252%, to $10.2 million from $2.9 million for the combined year ended December 31, 2002. The increase was due to increased debt as a result of the purchase of the business from the predecessor owners.

Income tax expense. Income tax expense for the year ended December 31, 2003 increased $12.2 million, or 254%, to $17.0 million from $4.8 million for the combined year ended December 31, 2002. The increase resulted from being taxed as a C corporation for 12 months in 2003 compared to being taxed as a C corporation for only five months in 2002. Prior to August 1, 2002, our Predecessor was an S corporation and was a disregarded entity for federal and state income taxes. Our effective tax rate for the year ended December 31, 2003 was 41.9% and for the five-month period ended December 31, 2002 was 50.8%.

Net income. Net income for the year ended December 31, 2003 was $23.5 million compared to $32.6 million for the combined year ended December 31, 2002.

Liquidity and Capital Resources

We have financed our operations principally through internally generated funds. We generate cash mainly from premium revenue. Our primary use of cash is the payment of expenses related to medical benefits and administrative expenses. We generally receive premium revenue in advance of payment of claims for related healthcare services. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from these resources.

In July 2004, we received $112.3 million of net proceeds from our initial public offering. Additionally, in December 2004, we received $44.9 million of net proceeds from a secondary offering. From time to time, we may need to raise additional capital or draw on our credit facility to fund planned geographic and product expansion or acquire healthcare businesses.

Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on Page 18.

Because we generally receive premiums in advance of payments of claims for healthcare services, we maintain estimated balances of cash and cash equivalents pending payment of claims. At December 31, 2004 and December 31, 2003, cash and cash equivalents were $397.6 million and $237.3 million, respectively. We also had short-term investments with maturities of three to 12 months of $75.5 million and $33.8 million at December 31, 2004 and December 31, 2003, respectively.

Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of December 31, 2004 and December 31, 2003, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 30 days and 138 days, respectively. The average portfolio yield for the year ended December 31, 2004 and year ended December 31, 2003 was approximately 1.5% and 1.2%, respectively.

Overview of Cash Flow Activities

For the years ended December 31, 2004 and 2003 our cash flows from operations are summarized as follows:

	2004	2003
Net cash provided by operations	$48,762	$122,798
Net cash used in by investing activities	(96,466)	(18,313)
Net cash provided by (used in) financing activities	208,010	(13,948)

Cash Provided by Operations. The growth in cash from operations was primarily due to increased membership, improved profitability and changes in outstanding receivables and liabilities on the timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash has historically increased during period of enrollment growth.

Cash Used In Investing Activities. The increase in cash used in investing activities is due to our acquisition of Harmony in June 2004 which required a net cash outlay of $36.5 million. We invested excess cash obtained from our public offerings and operations totaling approximately $41.7 million. To fulfill certain State requirements, $9.5 million was invested into restricted investment accounts. A total of $8.7 million was invested in property and equipment, principally at the Company’s new location.

Cash From Financing Activities. The change in cash from financing activities is primarily due to the public offerings which generated net proceeds of $157.5 million. Additionally, the Company obtained $159.2 million from the proceeds of a new debt issuance. These proceeds were partially offset by payments made on existing debt facilities totaling approximately $108.8 million.

Regulatory Capital and Restrictions on Dividends. Our operations are conducted through our HMO subsidiaries. These subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state. These regulations may restrict the amount, payment, and timing of the distribution of dividends that may be paid to our parent company. The states can, in their sole discretion, require individual subsidiaries to maintain statutory capital levels higher than state mandated minimums. Management believes that we were in compliance with all minimum statutory capital requirements at December 31, 2004, and will continue to be so for the foreseeable future.

The National Association of Insurance Commissioners has adopted rules which, to the extent they are implemented by the states in which we operate, set minimum capitalization requirements for subsidiaries and other risk bearing entities. The requirements take the form of risk-based capital rules. Florida and New York have not yet adopted the risk-based capital standard as a net worth requirement. Our operations in Illinois, Indiana, Connecticut and Louisiana are subject to the National Association of Insurance Commissioners’ guidance. Our subsidiaries are required to maintain minimum capital amounts as prescribed by the various states in which we operate. Our restricted assets consist of cash and cash equivalents that are deposited or pledged to state agencies in accordance with state rules and regulations. At December 31, 2004 and 2003, all of our restricted assets consisted of cash and cash equivalents. As of December 31, 2004 and 2003, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. New York regulators have proposed a 150% increase in reserve requirements to be implemented over a six-year period, which would materially increase the capital requirements of our New York managed care plan.

If our regulators were to deny or significantly further restrict our subsidiaries’ ability to pay dividends to us or to pay management fees to our affiliates, the funds available to us as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facility.

Debt and Credit Facilities. As part of the consideration for the acquisition of the WellCare group of companies, we issued a senior subordinated non-negotiable promissory note in the original principal amount of $53.0 million to the stockholder representative on behalf of the stockholders of the Florida business, including Rupesh Shah, our Senior Vice President, Market Expansion, and his spouse. In February 2004, we entered into a settlement agreement with the selling stockholders that fixed the remaining amount of the seller note at $119.7 million. In May 2004, we entered into a further agreement with the selling stockholders, pursuant to which we prepaid $85.0 million of the principal balance of the note, using proceeds from the senior secured term loan facility described below, and $3.0 million of the principal balance was forgiven in consideration of that prepayment. In August 2004, we prepaid an additional $3.2 million of the principal balance of the note. The remaining balance of the note, $25.0 million, is due on September 15, 2006, and would be due immediately upon a sale of our business. Interest on the principal amount of the note accrues at the rate of 5.25% per year.

In May 2004, we entered into a credit agreement pursuant to which we obtained two senior secured credit facilities, consisting of a term loan facility in an amount of $160.0 million and a revolving credit facility in the amount of $50.0 million, of which $10.0 million is available for short-term borrowings on a swingline basis. These facilities are provided by a group of banks and other financial institutions led by Credit Suisse First Boston and Morgan Stanley Senior Funding, Inc. We used the proceeds from the term loan to prepay $85.0 million of the principal balance of the seller note discussed above, to prepay in full, for $18.3 million, certain senior discount notes previously issued by one of our subsidiaries, to pay the $50.3 million purchase price for the Harmony acquisition, and to pay approximately $4.3 million in transaction fees and expenses. No amounts had been drawn on the $50.0 million revolving credit facility since its inception.

Each of these credit facilities has a floating interest rate based on a specified margin over, at our option, the Eurodollar rate or the higher of the prime rate or the federal funds effective rate. The term loan facility requires quarterly payments of 1% of the outstanding principal through the maturity date, with the balance due on the maturity date, and any principal amount outstanding under the revolving credit facility would be payable on its maturity date. The term loan facility will mature in May 2009, and the revolving credit facility will mature in May 2008.

Our credit facilities include financial and operational covenants that limit our ability to incur additional indebtedness as well as purchase or dispose of significant assets. Covenants in the credit facilities include maintenance of a fixed charge coverage ratio above a set minimum, maintenance of a leverage ratio below a set maximum, and limitations on capital expenditures and acquisitions. We believe that we were in compliance with all of these covenants as of December 31, 2004.

As of December 31, 2004, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K.

In May 2004, our debt was rated below investment grade by the major credit rating agencies as follows:

Agency	Outlook	Credit Rating
Moody’s	Stable	B2
Standard & Poor’s	Stable	B

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next several years from our cash flow from operations, from public offerings or other possible future capital markets transactions. We have taken a number of steps to increase our internally generated cash flow, including reducing our health care expenses by, among other things, exiting from unprofitable markets and undertaking cost savings initiatives. If our cash flow is less than we expect due to one or more of the risks described in “Risk Factors,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw upon available funds under our revolving line of credit, which matures in May 2008, or issue additional debt or equity securities. Because we currently intend to make select acquisitions as part of our growth strategy, we likely will draw upon such funds and credit facilities and/or issue additional debt or equity securities. Based on the above, we believe that we will be able to adequately fund our current and long-term capital needs.

A failure to comply with any covenant in our credit facilities could make funds under our credit facilities unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations:

	Payments due to period
Contractual Obligations at December 31, 2004	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt(1)	$184,200	$1,600	$28,200	$154,400	$—
Operating leases	31,997	5,129	9,565	9,547	7,756
Other liabilities	1,349	1,349	—	—	—

Total	$217,546	$8,078	$37,765	$163,947	$7,756

(1)	Long-term debt (including current maturities) at December 31, 2004 includes total short and long-term debt of $183,501 plus the unamortized portion of the discount on the term loan of $699.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of healthcare providers under contract with us who are not able to pay costs of medical services provided by other providers. We have no off-balance sheet financing arrangements except for the operating leases described above.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest. As of December 31, 2003, we did not have any entities that require disclosure or new consolidation as a result of the adoption of FASB Interpretation No. 46.

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities who file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not elected to implement SFAS 123(R) for the year ended December 31, 2004.

Item 7A: Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk

As of December 31, 2004 and December 31, 2003, we had short-term investments of $75.5 million and $33.8 million, respectively, and investments classified as long-term of $31.5 million and $21.4 million, respectively, principally restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2004, the fair value of our fixed income investments would decrease by less than $0.8 million. Similarly, a 1% decrease in market interest rates at December 31, 2004 would result in an increase of the fair value of our investments by less than $0.8 million.

Item 8: Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set out in the WellCare Health Plans, Inc. financial statements included in Part IV of this filing.

Item 9: Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of December 31, 2004, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

PART III

Item 10: Directors and Executive Offices of the Registrant

Except as set forth below, the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Our directors and executive officers and their respective ages and positions as of February 15, 2005 are as follows:

Name	Age	Position
Todd S. Farha	36	President and Chief Executive Officer, Director
Paul L. Behrens	43	Senior Vice President and Chief Financial Officer
Thaddeus Bereday	39	Senior Vice President and General Counsel
Ace Hodgin, M.D	48	Senior Vice President and Chief Medical Officer
Kate Longworth-Gentry	47	Senior Vice President, Operations & Technology
Heath Schiesser	37	Senior Vice President, Marketing & Sales
Rupesh Shah	42	Senior Vice President, Market Expansion
Randall Zomermaand	54	Senior Vice President, Health Services
Imtiaz (“MT”) Sattaur	41	President, Florida
Regina Herzlinger	60	Director
Kevin Hickey	53	Director
Alif Hourani	51	Director
Glen R. Johnson, M.D	61	Director
Ruben Jose King-Shaw, Jr	42	Director
Christian P. Michalik	35	Director
Neal Moszkowski	39	Chairman of the Board of Directors
Jane Swift	40	Director

Executive Officers

Todd S. Farha has served as our President and Chief Executive Officer and as a member of our board of directors since May 2002. From 2000 to 2001, Mr. Farha served as Chief Executive Officer of Best Doctors, Inc., a provider of information and referral services for patients suffering from critical illnesses. Prior to that, from 1998 to 2002, Mr. Farha served as President and Chief Executive Officer of a company he founded, Medical Technology Management LLC, a provider of shared medical equipment and services for physicians and hospitals. From 1996 to 1998, Mr. Farha served as Chief Executive Officer of Oxford Specialty Management, a subsidiary of Oxford Health Plans focusing on the management of acute clinical conditions in six specialty areas. In 1995, Mr. Farha served in the Office of the Chief Executive Officer of Oxford Health Plans. Prior to that, from 1990 to 1993, he held various positions with Physician Corporation of America, a Florida-based health plan focused on Medicaid recipients. Mr. Farha received his undergraduate degree from Trinity University and a masters of business administration from Harvard Business School. Mr. Farha is a cousin of Mr. Hourani.

Paul L. Behrens has served as our Senior Vice President and Chief Financial Officer since September 2003. Prior to that, Mr. Behrens was a partner in the healthcare practice of Ernst & Young LLP, which he joined in 1983. Mr. Behrens received his undergraduate degree from Dana College. Mr. Behrens is a certified public accountant.

Thaddeus Bereday has served as our Senior Vice President and General Counsel since November 2002. From 2001 to 2002, Mr. Bereday was a partner at Brobeck, Phleger & Harrison, LLP, and from 2000 to 2001, he was a partner at Morgan, Lewis & Bockius, LLP. From 1998 to 1999, Mr. Bereday served as Vice President and General Counsel of SmarTalk TeleServices, Inc., a publicly-traded telecommunications company, and as its

President and Acting General Counsel from 1999 to 2000, after the company filed for Chapter 11 bankruptcy protection. Mr. Bereday received his undergraduate degree from Brown University and a juris doctor, magna cum laude, from Case Western Reserve University School of Law.

Ace Hodgin, M.D. has served as our Senior Vice President and Chief Medical Officer since July 2004. From June 2003 to July 2004, Dr. Hodgin served as the Medical Director for HealthCare Partners, a New York based managed care provider. From 1994 to 2002, Dr. Hodgin served in several different capacities with PacifiCare Health Systems, Inc., including as President and Chief Executive Officer of PacifiCare of Arizona, Regional Vice President, Desert Region and Senior Vice President, PPO Product. From 1991 to 1994, Dr. Hodgin served as the Director of Medical Examination and Associate Dean for Clinical Education at the Summa Health System, Northeastern Ohio Universities College of Medicine. Prior to that, he served as the Medical Services Administrator for the Maricopa Medical Center from 1985 to 1991 and as a Staff Physician for CIGNA Healthplan of Arizona from 1984 to 1985. Dr. Hodgin was appointed to serve on the Arizona Governor’s Advisory Council on Quality from 1997 to 2001 and served on the Arizona Select Task Force on Managed Care Reform in 1999. Dr. Hodgin received his undergraduate degree and his doctorate from the University of Arizona. He has also received a Masters in Health Administration for the University of Colorado.

Kate Longworth-Gentry has served as our Senior Vice President, Operations & Technology since May 2004. From July 1999 to May 2004, Ms. Longworth-Gentry worked with HealthNet, Inc. in several capacities, including Senior Vice President, Health Plan Operations. From November 1998 to July 1999, Ms. Longworth-Gentry served as Senior Vice President, Commercial Call Center Operations of First Union, N.A. Ms. Longworth-Gentry has over 25 years experience in the financial services and insurance industries. Ms. Longworth-Gentry attended Augustana College.

Heath Schiesser has served as our Senior Vice President, Marketing & Sales since July 2002. Prior to that, from May 2002 to July 2002, Mr. Schiesser was a consultant to us. For part of 2001, Mr. Schiesser served as Vice President of the Emerging Business Group at Enron Corporation. In 2000 and 2001, Mr. Schiesser served as a Managing Director at Idealab, an investment firm that developed and funded seed-stage businesses. During 2000, he led the turnaround and sale of an Idealab portfolio company, iExchange, as President and Chief Executive Officer. From 1998 to 1999, he co-founded and served as the Vice-President of Business Development for YourPharmacy.com, which was sold in October 1999. From 1993 to 1998, Mr. Schiesser worked at McKinsey & Company, an international management consulting firm. Mr. Schiesser received his undergraduate degree from Trinity University and a masters of business administration from Harvard Business School.

Rupesh Shah has served as our Senior Vice President, Market Expansion since July 2002. From 1994 to 2002, he served as the Chief Executive Officer of Well Care HMO, Inc., one of our predecessor companies, of which he was also a co-founder. Mr. Shah received his bachelor’s degrees from St. Xavier’s College and Gujarat University in India and received his masters of business administration from the University of South Florida.

Randall Zomermaand has served as our Senior Vice President, Health Services since May 2003. From October 1997 to May 2003, Mr. Zomermaand served as President of Zomermaand Management Services, Inc., a healthcare consulting company, where he worked with numerous healthcare companies, including us from September 2002 to May 2003. Mr. Zomermaand received his undergraduate degree from Hope College and his masters of business administration from Fordham University.

Imtiaz (“MT”) Sattaur has served as the President of our Florida business since April 2004 and as Senior Vice President, Medicare from January 2004 to April 2004. From October 2002 to December 2003, Mr. Sattaur served as President and Chief Executive Officer of Amerigroup Florida, Inc. From April 1999 to September 2002, Mr. Sattaur served as Vice President and Chief Operating Officer of Affinity Health Plan in New York. Mr. Sattaur has over 20 years experience in health and managed care. Mr. Sattaur received his undergraduate degree from Florida International University.

Non-Employee Directors

Regina Herzlinger has been a member of our board of directors since August 2003. Dr. Herzlinger is the Nancy R. McPherson Professor of Business Administration at the Harvard Business School and has been teaching at Harvard since 1971. She is a member of the board of directors of Zimmer Holdings, Inc. Dr. Herzlinger received her undergraduate degree from Massachusetts Institute of Technology and her doctorate from the Harvard Business School.

Kevin Hickey has been a member of our board of directors since November 2002. From 1999 until January 2005, Mr. Hickey served as the Chairman and Chief Executive Officer of IntelliClaim, Inc., a privately-held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity. From 1997 until 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans. Mr. Hickey has also served as a director of the American Association of Preferred Provider Organizations from 1999 until 2002; a director of First Health/HealtheSolutions, a privately-held company, since 1982; a director of Benefit Management Group, a privately-held company, since 1997; a director of Healthaxis Inc., a technology and business process services firm for the health benefits industry, since 2001; and a director of HealthMarket, Inc., a consumer directed health plan, from 2002 until 2004. Mr. Hickey received his undergraduate degree from Harvard University, a masters in health services administration from the University of Michigan and a juris doctor from Loyola College of Law.

Alif Hourani has been a member of our board of directors since August 2003. Since 1997, Mr. Hourani has served as Chairman and Chief Executive Officer of Pulse Systems, Inc. a practice management and clinical records software company. From 1987 to 1997, Mr. Hourani held various positions, including Chief Executive Officer of Physician Corporation of America/Data Systems, Senior Vice President of Management Information Systems of Physician Corporation of America, and Manager of Computer Engineering at the Wolf Creek Nuclear Operating Corporation. Mr. Hourani received his undergraduate degree from the University of Lyon and his masters of science degree and doctorate degrees from the University of Strasbourg. Mr. Hourani is a cousin of Mr. Farha.

Glen R. Johnson, M.D. has been a member of our board of directors since February 2004. Since May 1998, Dr. Johnson has served as President and Chief Executive Officer of Community Health Choice, Inc., a managed health care organization that provides healthcare services to Medicaid members in the Houston, Texas area. Since March 2003, Dr. Johnson has also served as an expert consultant to the Texas State Board of Medical Examiners, and since 1999 he has been a clinical associate professor in the Department of Family Medicine at Baylor College of Medicine in Houston. From 1990 to October 1997, Dr. Johnson served as Senior Vice President for Medical Affairs and as Corporate Chief Medical Officer of Physician Corporation of America. Dr. Johnson is a delegate of the American Academy of Family Physicians to the American Medical Association and is the former Vice President of The American Academy of Family Physicians. Dr. Johnson received his undergraduate degree and his doctorate from Howard University, and is a certified physician executive.

Ruben Jose King-Shaw, Jr. has been a member of our board of directors since August 2003. Since February 2004, Mr. King-Shaw has served as the President of UBC Solutions, a provider of science- and evidence-based services and information to the pharmaceutical and life sciences industries. Mr. King-Shaw served as Senior Advisor to the Secretary of the Department of the Treasury from January 2003 to June 2003. From July 2001 to April 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of CMS. Prior to that, from January 1999 to July 2001, he served as Secretary of the Agency for Health Care Administration of the State of Florida. Mr. King-Shaw received his undergraduate degree from Cornell University and a masters of business administration from Florida International University.

Christian P. Michalik has been a member of our board of directors since May 2002. Since July 2004, Mr. Michalik has served as Managing Director of Kinderhook Industries, a private equity investment firm, and prior to that was a partner in Soros Private Equity Partners LLC, the private equity investment business of Soros Fund Management LLC, from 1999 through 2003. From 1997 to 1998, Mr. Michalik was an investment manager with Capital Resource Partners, a private equity investment firm. From 1995 to 1996, Mr. Michalik was an associate at Colony Capital, a real estate investment firm. Mr. Michalik currently serves as a director of Notification Technologies, Inc., a provider of school-to-parent communications for emergency, attendance and community outreach, NACT Telecommunications, a leading provider of fully integrated advanced telecommunications applications, switching gateways and billing systems, and RLX Technologies, Inc., a provider of modular computing solutions. Mr. Michalik received his undergraduate degree from Yale University and his masters of business administration from Harvard Business School.

Neal Moszkowski has been the Chairman of our board of directors since May 2002. Mr. Moszkowski is a Managing Director and Co-Head of Soros Private Equity, the private equity investment business of Soros Fund Management LLC, where he has served since August 1998. From August 1993 to August 1998, Mr. Moszkowski worked for Goldman, Sachs & Co. and affiliates, where he served as a Vice President and an Executive Director in the Principal Investment Area. Mr. Moszkowski currently serves as a director of Bluefly, Inc., an online discount apparel retailer, Day International Group, Inc., a producer and distributor of precision-engineered products, Integra LifeSciences Holdings Corporation, a developer and marketer of medical products primarily for surgical and neurosurgical applications, and JetBlue Airways Corporation, a passenger airline. Mr. Moszkowski received his undergraduate degree from Amherst College and his masters of business administration from the Graduate School of Business of Stanford University.

Jane Swift has been a member of our board of directors since November 2004. Since May 2003, Ms. Swift has been a General Partner of Arcadia Partners, a venture capital firm focused exclusively on the for-profit education and training industry. From April 2001 until January 2003, Ms. Swift served as the Governor of Massachusetts. Prior thereto, she served as the Lieutenant Governor of Massachusetts from January 1999 until April 2001. Ms. Swift is a member of the Board of Directors of both Teachscape and the Brigham and Women’s Hospital.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(3) Exhibits—See the Exhibit Index beginning after Page F-39 of this report which is incorporated herein by this reference.

(b) We will provide, without charge, to our shareholders, upon written request of any such person, a copy of our Annual Report on Forms 10-K (without exhibits) for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission. We will also provide to any person without charge, upon request, a copy of our corporate ethics and compliance program, called the Trust Program, which is applicable to our Board of Directors, our associates, including our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer or Controller, and, in certain cases, our business partners. Any such requests should be made in writing to the Investor Relations Department of WellCare Health Plans, Inc., 8725 Henderson Road, Renaissance One, Tampa, FL 33634. Our 2004 Annual Report, this 2004 Annual Report on Form 10-K and the Trust Program (all without exhibits) and other Securities and Exchange Commission filings are also available on the Internet at www.wellcare.com We intend to disclose future amendments to the provisions of the Trust Program and waivers thereto, if any, made with respect to any of our directors or executive officers on our Internet site.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: February 14, 2005	By:	/s/ TODD S. FARHA
Todd S. Farha
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TODD S. FARHA Todd S. Farha	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2005

/s/ PAUL BEHRENS Paul Behrens	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2005

/s/ REGINA HERZLINGER Regina Herzlinger	Director	February 14, 2005

/s/ KEVIN HICKEY Kevin Hickey	Director	February 14, 2005

/s/ ALIF HOURANI Alif Hourani	Director	February 14, 2005

/s/ GLEN R. JOHNSON Glen R. Johnson	Director	February 14, 2005

/s/ RUBEN JOSE KING-SHAW, JR. Ruben Jose King-Shaw, Jr.	Director	February 14, 2005

/s/ CHRISTIAN P. MICHALIK Christian P. Michalik	Director	February 14, 2005

/s/ NEAL MOSZKOWSKI Neal Moszkowski	Director	February 14, 2005

/s/ JANE SWIFT Jane Swift	Director	February 14, 2005

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Page
Report of Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Income for the years ended December 31, 2004 and 2003 and five-month period ended December 31, 2002, and Combined Predecessor Statement of Income for the seven-month period ended July 31, 2002

F-4

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2004 2003 and the period from May 8, 2002 (date of inception) to December 31, 2002, and Combined Predecessor Statement of Changes in Stockholders’ Equity and Comprehensive Income for the seven-month period ended July 31, 2002

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and five-month period ended December 31, 2002, and Combined Predecessor Statement of Cash Flows for the seven-month period ended July 31, 2002

F-6
Notes to Consolidated and Combined Financial Statements	F-7

WellCare Health Plans, Inc. Pro Forma

Pro Forma Unaudited Statements of Income	F-35
Pro Forma Unaudited Statements of Income for the years ended December 31, 2004 and 2003	F-36
Notes to Pro Forma Unaudited Statements of Income	F-38

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WellCare Health Plans, Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, of changes in stockholders’ and members’ equity, and of cash flows for the years ended December 31, 2004 and 2003 and the five-month period ended December 31, 2002, and the combined statements of income, of changes in stockholders’ equity, and of cash flows for the seven-month period ended July 31, 2002 of The WellCare Management Group, Inc. and subsidiaries, Well Care HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management, Inc. and Comprehensive Health Management of Florida, L.C.; these companies are under common ownership and common management (the Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated financial position of WellCare Health Plans, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the five-month period ended December 31, 2002, and the Predecessor combined results of operations and cash flows for the seven-month period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 10, 2005

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and unit data)

	December 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$397,627	$237,321
Investments	75,515	33,778
Premiums and other receivables, net	52,170	12,792
Prepaid expenses and other current assets	6,119	3,663
Income taxes receivable	1,615	—
Deferred income taxes	15,362	12,036

Total current assets	548,408	299,590
Property and equipment, net	12,587	4,717
Goodwill	180,848	158,725
Other intangibles, net	25,441	12,403
Restricted investment assets	31,473	21,392
Other assets	279	280

Total Assets	$799,036	$497,107

Liabilities and Stockholders’ and Members’ Equity
Current Liabilities:
Medical benefits payable	$190,595	$148,297
Unearned premiums	63,449	76,248
Accounts payable and accrued expenses	35,520	29,830
Income taxes payable	—	143
Deferred income taxes	—	1,252
Current portion of notes payable to related party	—	48,170
Current portion of long-term debt	1,600	—

Total current liabilities	291,164	303,940
Notes payable to related party	25,000	71,568
Long-term debt	156,901	16,017
Accrued interest	1,349	1,782
Deferred income taxes	14,818	3,971
Other liabilities	1,173	252

Total liabilities	490,405	397,530

Commitments and Contingencies (Note 9)
Stockholders’ and Members’ Equity:
Preferred units, no par value (no units issued or outstanding)
Class A Common Units no par value (0 and 23,507,839 units issued and outstanding)	—	—
Class B Common Units no par value (no units issued and outstanding)	—	—
Class C Common Units no par value (0 and 4,842,508 units issued and outstanding)	—	—
Preferred Stock no par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common Stock, $0.01 par value (100,000,000 authorized, and 38,590,655 and 0 shares issued and outstanding at December 31, 2004 and 2003, respectively)	386	—
Paid-in capital	230,804	71,382
Retained earnings	77,444	28,194
Accumulated other comprehensive income/(expense)	(3)	1

Total stockholders’ and members’ equity	308,631	99,577

Total Liabilities and Stockholders’ and Members’ Equity	$799,036	$497,107

See notes to consolidated and combined financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(Dollars in thousands, except per share and per unit data)

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002	Seven-Month Period Ended July 31, 2002
Revenues:
Premium	$1,390,896	$1,042,852	$398,653	$517,213
Investment and other income	4,307	3,130	3,152	2,819

Total revenues	1,395,203	1,045,982	401,805	520,032

Expenses:
Medical benefits	1,125,560	861,053	341,763	434,924
Selling, general and administrative	171,257	126,106	45,384	54,492
Depreciation and amortization	7,715	8,159	3,734	1,239
Interest	10,165	10,172	1,462	1,446

Total expenses	1,314,697	1,005,490	392,343	492,101

Income before income taxes	80,506	40,492	9,462	27,931
Income tax expense	31,256	16,955	4,805	—

Net income	$49,250	23,537	4,657	$27,931

Class A common unit yield		(5,997)	(2,356)

Net income attributable to common units		$17,540	$2,301

Net income per share (Note 1):
Net income per share—basic	$1.70
Net income per share—diluted	$1.56
Net income attributable per common unit (Note 1):
Net income attributable per common unit—basic		$0.66	$0.09
Net income attributable per common unit—diluted		$0.60	$0.08
Pro forma net income per common share—(unaudited) (see Note 1)		$0.82
Pro forma net income per common share—diluted (unaudited) (see Note 1)		$0.73
Pro forma weighted average common shares outstanding—basic (unaudited) (see Note 1)		21,466,300
Pro forma weighted average common shares outstanding—diluted (unaudited) (see Note 1)		23,937,664

See notes to consolidated and combined financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except share and unit data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Predecessor:
Balance at January 1, 2002	$255	$81,314	$(59,283)	$(241)	$22,045
Issuance of common stock	96				96
Shareholder withdrawals		(9,209)			(9,209)
Comprehensive income:
Net income			27,931		27,931
Change in unrealized gain/loss on investments, net of deferred taxes of $243				693	693

Comprehensive income					28,624

Balance at July 31, 2002	$351	$72,105	$(31,352)	$452	$41,556

	Common Units Outstanding			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Members’ Equity
	Class A	Class B	Class C
Balance at May 8, 2002 (date of inception)	—	—	—	$—	$—	$—	$—
Issuance of common units	23,351,667		2,093,518	70,227			70,227
Comprehensive income:
Net income					4,657		4,657
Change in unrealized gain/loss on investments, net of deferred taxes of $20						33	33

Comprehensive income							4,690

Balance at December 31, 2002	23,351,667	—	2,093,518	$70,227	$4,657	$33	$74,917
Issuance of common units	174,505	2,287,037	2,910,117	8,152			8,152
Receivables from related parties	(15,000)	(2,287,037)		(6,906)			(6,906)
Purchase of treasury units	(3,333)		(161,127)	(91)			(91)
Comprehensive income:
Net income					23,537		23,537
Change in unrealized gain/loss on investments, net of deferred taxes of $20						(32)	(32)

Comprehensive income							23,505

Balance at December 31, 2003	23,507,839	—	4,842,508	$71,382	$28,194	$1	$99,577

	Common Stock		Common Units Outstanding			Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’/ Members’ Equity
	Shares	Amount	Class A	Class B	Class C
Balance at December 31, 2003	—	$—	23,507,839	—	4,842,508	$71,382	$28,194	$1	$99,577
Issuance of common units			22,386	2,287,037		95			95
Forfeiture of restricted units					(35,000)				—
Issuance of common stock	8,833,333	89				157,079			157,168
Common stock issued for stock options	21,565					83			83
Conversion of common units to Common stock	24,902,513	297	(23,530,225)	(2,287,037)	(4,807,508)				297
Conversion of Class A Common Yield to Common stock	4,833,244	—							—
Equity-based compensation expense						2,165			2,165
Comprehensive income:
Net income							49,250		49,250
Change in unrealized gain/loss on investments, net of deferred taxes of $1								(4)	(4)

Comprehensive income									49,246

Balance at December 31, 2004	38,590,655	$386	—	—	—	$230,804	$77,444	$(3)	$308,631

See notes to consolidated and combined financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002	Seven-Month Period Ended July 31, 2002
Cash from operating activities:
Net income	$49,250	$23,537	$4,657	$27,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,715	8,159	3,734	1,239
Write-off of fixed assets	—	—	790	—
Equity-based compensation expense	2,044	746	172	—
Accreted interest	378	903	—	—
Provision for doubtful receivables	1,195	4,247	580	—
Net gain on loan prepayment	(2,697)	—	—	—
Changes in operating accounts, net of effect of acquisitions
Premiums and other receivables	(23,408)	6,048	(2,961)	3,525
Prepaid expenses and other current assets	(6,680)	(1,194)	(1,286)	(121)
Deferred income tax asset	(2,221)	(3,139)	(8,377)	—
Medical benefits payable	24,138	34,627	2,958	11,363
Unearned premiums	(12,901)	52,584	22,060	(22,451)
Accounts payables and other accrued expenses	2,889	149	18,680	(6,371)
Accrued interest	(433)	530	1,252	568
Taxes payable and deferred liability	9,913	(4,409)	9,255	—
Other, net	(420)	10	755	(1,029)

Net cash provided by operations	48,762	122,798	52,269	14,654
Cash from investing activities:
Purchase of business	(36,542)	—	9,387	—
Proceeds from sale of investments	103,434	10,450	24,474	27,183
Purchases of investments	(145,174)	(25,012)	(4,399)	(20,761)
Purchases and dispositions of restricted investments, net	(9,505)	(709)	(4,395)	(4,237)
Additions to property and equipment, net	(8,679)	(3,042)	(53)	(1,495)

Net cash (used in) provided by investing activities	(96,466)	(18,313)	25,014	690
Cash from financing activities:
Shareholder withdrawals	—	—	—	(9,209)
Contribution of capital	95	400	70,055	—
Proceeds from debt issuance, net	159,200	14,568	1,069	—
Payments on debt	(108,833)	(28,916)	(1,623)	(589)
Proceeds from options exercised	82	—	—	—
Proceeds from initial and secondary public offerings, net	157,466	—	—	—

Net cash provided by (used in) financing activities	208,010	(13,948)	69,501	(9,798)

Cash and cash equivalents:
Increase during period	160,306	90,537	146,784	5,546
Balance at beginning of period	237,321	146,784	—	75,414

Balance at end of period	$397,627	$237,321	$146,784	$80,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for taxes	$27,151	$16,101	$1,270	$—

Cash paid for interest	$11,343	$7,416	$—	$—

See notes to consolidated and combined financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wellcare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (S-CHIP), and Medicare programs, serving approximately 747,000 members as of December 31, 2004. Through its HMO subsidiaries, the Company operates in the states of Florida, Illinois, Indiana, New York, Connecticut and Louisiana.

History

Wellcare Holdings, LLC (“Holdings”), a Delaware limited liability corporation, was formed in May 2002 for the purpose of acquiring various subsidiaries that operate health plans focused on government programs in various states. Holdings began operating in August 2002 in conjunction with the acquisition of its indirect operating subsidiaries and did not have any activity from May 2002 through July 2002. The Company, formerly known as WellCare Group, Inc., became the successor to Holdings following a reorganization (the “Reorganization”) that took place immediately prior to the closing of the Company’s initial public offering in July 2004. The Reorganization was effected through a merger of Holdings with and into the Company, a wholly-owned subsidiary of Holdings. The Company issued an aggregate of 29,735,757 shares of the Company’s common stock in exchange for all of the outstanding membership interests in Holdings, plus accrued yields, pursuant to the merger. Upon consummation of the merger, the Company changed its name to WellCare Health Plans, Inc. The Company’s direct and indirect subsidiaries are WCG Health Management, Inc., a Delaware-domiciled holding company, Well Care of Florida, Inc. (“WC”) and HealthEase of Florida, Inc. (“HE”), both Florida-licensed health maintenance organizations (“HMOs”); WellCare of New York, Inc. (“WCNY”), a New York-licensed HMO; FirstChoice HealthPlans of Connecticut, Inc. (“FC”), a Connecticut-licensed HMO; The WellCare Management Group, Inc. (“WCMG”), a New York-domiciled holding company; Comprehensive Health Management, Inc. (“CHMI”), a Florida-domiciled third-party administrator (“TPA”); Comprehensive Health Management of Florida, L.C. (“LLC”), a Florida-domiciled limited liability company; WellCare of Louisiana, Inc. (“LA”); a Louisiana-licensed HMO; Harmony Behavioral Health, Inc. (“BH”); a Delaware-domiciled behavioral health services company; Comprehensive Reinsurance, Ltd., a Cayman Island Reinsurance Company (“Comp Re”), Harmony Health Systems, Inc. (“HHS”), a New-Jersey-domiciled holding company; Harmony Health Plan of Illinois, Inc. (“HHP”), an Illinois-licensed HMO; and Harmony Health Management, Inc. (“HHM”), a New Jersey-domiciled TPA (collectively, “the Subsidiaries”). WC, HE, WCNY, FC, WCMG, CHMI and LLC are referred to collectively as the “Acquired Subsidiaries.”

On June 30, 2004, the Company completed its initial public offering, at a price of $17 per share. The aggregate sale price for all the shares sold by the Company was approximately $124.7 million, resulting in net proceeds to the Company of approximately $112.3 million after payment of underwriting discounts and commissions of approximately $8.7 million and legal, accounting and other fees incurred in connection with the offering of approximately $3.7 million.

On December 22, 2004, the Company closed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by the Company. The Company received net proceeds of $44.9 million from this offering after deducting underwriting discounts and commissions of approximately $2.4 million and other offering costs of approximately $716.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Basis of Presentation

The Acquired Subsidiaries, as they existed under common control prior to their July 2002 acquisition by the Company, are referred to collectively as “Predecessor.” The Company, as it existed on and after July 2002, is referred to as the “Company” or “Successor.”

The consolidated balance sheets, statements of income, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of the Successor and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The combined statements of income, changes in stockholders’ and members’ equity and comprehensive income and cash flows include all of the accounts of the Predecessor prior to the July 2002 acquisition of the Acquired Subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The accompanying Predecessor’s historical combined financial statements for the period ended July 2002 represent the financial position and corporate structure as of the date indicated. The Predecessor’s historical combined financial statements do not reflect the effects of the Company’s new capital structure (debt and equity), C Corporation tax structure (previously an S Corporation), purchase accounting as a result of the acquisition of the Acquired Subsidiaries, and accounting for the acquired intangible assets and goodwill.

The following table describes the periods presented in these consolidated and combined financial statements and related notes thereto:

Period	Referred to as:
Consolidated results for the Successor from January 1, 2004 through December 31, 2004	“Year ended December 31, 2004”
Consolidated results for the Successor from January 1, 2003 through December 31, 2003	“Year ended December 31, 2003”
Consolidated results for the Successor from August 1, 2002 through December 31, 2002	“Five-month period ended December 31, 2002”
Combined results for the Predecessor from January 1, 2002 through July 31, 2002	“Predecessor seven-month period ended July 31, 2002”
Combined results for the Predecessor from January 1, 2002 through July 31, 2002 and results for the Successor from August 1, 2002 through December 31, 2002	“Combined year ended December 31, 2002”

Use of Estimates

The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates. The most significant estimate made by management is the medical benefits payable.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

Investments

The Company’s fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other-than-temporary. These adjustments are recorded as investment losses. Investment gains and losses on sales of securities are determined on a specific identification basis. Short-term investments are stated at amortized cost, which approximates fair value.

The Company’s fixed maturity investments are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances.

Restricted Investment Assets

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes to be deposited or pledged to state agencies. At December 31, 2004 and 2003, all restricted investment assets consisted of cash and cash equivalents. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements.

Premiums and Other Receivables, Net

Premiums and other receivables consist of premiums due from federal and state agencies, and amounts advanced to hospitals that are under contract with the Company to provide medical services to members. Such

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

advances provided funding to these providers for medical benefits payable. The Company performs an analysis of collectibility on its outstanding advances and records a provision for these accounts which are judged to be at collection risk based upon a review of financial condition and solvency of the provider. The Company’s allowance for uncollectible premiums and other receivables was approximately $6,022 and $4,827 at December 31, 2004 and 2003, respectively.

Property and Equipment, Net

Property and equipment is stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for computer equipment and software and five years for furniture and other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. On an ongoing basis, the Company reviews events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable, or the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. The Company’s other intangible assets were obtained as a result of its acquisitions of the Acquired Subsidiaries and Harmony and include provider networks, membership contracts, trademark, noncompete agreements, state contracts, licenses and permits. The Company’s other intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

The Company reviews goodwill and other intangible assets for impairment at least annually or sooner if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill. The Company’s management has selected the third quarter for its annual impairment test, which generally coincides with the finalization of state and federal negotiations and its initial budgeting process. During the third quarter ended September 30, 2004, management assessed the earnings forecast for its reporting unit and concluded that the fair value of the reporting unit, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets. As of December 31, 2004, management believes that there are no indicators of impairment to the value of goodwill or other intangible assets.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. The Company contracts with various healthcare providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Medical benefits expense consists of capitation expenses and health benefit claims. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists, as compensation for providing comprehensive health services. Participating physician capitation payments for the years ended

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

December 31, 2004, December 31, 2003, five-month period ended December 31, 2002, and seven-month period ended July 31, 2002, were 14%, 11%, 10%, and 10%, respectively, of total medical benefits expense.

Medical benefits payable consists primarily of liabilities established for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, and contractual liabilities under risk sharing arrangements established through an estimation process utilizing company-specific, industry-wide, and general economic information and data. The liability includes both direct medical expenses and medically-related administrative costs. The estimation process also involves continuous monitoring and evaluation of the submission, adjudication, and payment cycles of claims. The Company’s year-end medical benefits payable is substantially satisfied through claims payment in the subsequent year. The Company estimates ultimate claims based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. Significant assumptions used in the estimation process include trends in benefit costs, seasonality, changes in member demographics, utilization, provider contract terms and reimbursement strategies, frequency and severity of claims incurred, known and adjudicated claims and changes in the timing of the reporting of claims. Additionally, as part of the review, the Company estimates and accrues for the costs necessary to process unpaid claims. The Company includes estimates for provider settlements within its medical benefits payable liability. Such settlements are typically due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements. Estimates are made by management using historical claims history and such losses are not expected to be significant.

The Company records reserves for estimated referral claims related to healthcare providers under contract with the Company who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, the Company may be required to honor these obligations for legal or business reasons. Based on the Company’s current assessment of providers under contract with the Company, such losses have not been and are not expected to be significant.

Due to the numerous factors influencing this liability, the Company develops a series of estimates based upon generally accepted actuarial projection methodologies using various scenarios with respect to claim submission and payment patterns and cost trends. The Company’s policy is to record management’s best estimate of medical and other benefits payable that adequately provides for future payments of claims incurred but not paid under moderately adverse conditions. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period of claim payment on a consistent basis. The Company continually monitors the reasonableness of the assumptions and judgments used in prior estimates by comparison with actual claim patterns and considers this information in future estimates.

Medical and other benefits paid can also be significantly impacted by outcomes from court decisions, interpretations by regulatory authorities, and legislative changes involving healthcare matters. As a result, amounts ultimately paid may differ from initial estimates that did not consider such outcomes, interpretations and changes.

Premium Deficiency Reserves

Premium deficiency reserves are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums, investment income and stop-loss reinsurance

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

recoveries on those contracts. For purposes of determining whether a premium deficiency exists, contracts are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring profitability of such contracts. At December 31, 2004 and 2003, the Company recorded premium deficiency reserves of $0 and $500, respectively, in the accompanying Consolidated Balance Sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax assets may not be realized.

Revenue Recognition

The Company generally receives premiums in advance of providing services, and recognizes premium revenue during the period in which the Company is obligated to provide services to its members. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying Consolidated Balance Sheets, any amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

The Company records adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. Management estimates the amount of outstanding retroactivity each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.

Reinsurance

Certain premiums and medical benefits are ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company is contingently liable in the event that the reinsurers do not meet their contractual obligations.

Reinsurance premiums and medical benefits are accounted for consistently with the accounting for the original policies issued and other terms of the reinsurance contracts. The Company had payments of $610, $2,724, $1,071, and $1,616, respectively, for the years ended December 31, 2004, December 31, 2003, the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002. The Company had recoveries of $591, $715, $985, and $1,751, respectively, for the years ended December 31, 2004, December 31, 2003, the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that the Company incurs to acquire new members. The Company does not defer member acquisition costs. Member acquisition costs are expensed in the period in which they are incurred.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Advertising

The Company expenses the production costs of advertising as incurred. Costs of communicating an advertising campaign are expensed over the period the advertising takes place. Advertising expense was $6,723, $1,974, and $1,982, respectively, for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.

Equity-Based Employee Compensation

The Company has four equity-based employee compensation plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for unit options is reflected in net income and is measured as the excess of the market price of the Company’s unit at the date of grant over the amount an employee must pay to acquire the unit.

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for equity-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to equity-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee equity options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with equity-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities who file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

The following table illustrates the effect on net income and net income attributable to common units if the fair value based method had been applied to all awards.

	Successor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002
Net income, as reported	$49,250	$23,537	$4,657
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense determined under the intrinsic-value based method for all awards	1,256	434	4
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(3,392)	(819)	(4)

Net adjustment	(2,136)	(385)	—

Net income, as adjusted	$47,114	23,152	4,657

Class A common unit yield		(5,997)	(2,356)

Net income attributable to common unit, as adjusted		$17,155	$2,301

Net income per common share:
Basic—as reported	$1.70
Basic—as adjusted	$1.62
Diluted—as reported	$1.56
Diluted—as adjusted	$1.51
Net income attributable per common unit:
Basic-as reported		$0.66	$0.09
Basic-as adjusted		$0.65	$0.09
Diluted-as reported		$0.60	$0.08
Diluted-as adjusted		$0.58	$0.08

The Predecessor seven-month period ended July 31, 2002 did not have any equity-based employee compensation and as a result, this period is not displayed in the table above.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Diluted net income attributable per unit is computed by dividing the net income for the period less the Class A common unit yield by the weighted average number of units outstanding during the period, including the unvested units that are subject to provisions that allow the Company to repurchase units at its sole discretion.

Holdings’ historic capital structure is not indicative of the Company’s current structure due to the automatic conversion of all units of Holdings into common stock of the Company immediately prior to the closing of the Company’s initial public offering. Accordingly, historic basic and diluted net income attributable per common unit should not be used as an indicator of future earnings per common share. The pro forma information in the Consolidated and Combined Statements of Income assumes conversion of all outstanding units of Holdings into shares of the Company’s common stock resulting from the completion of the initial public offering as if it had occurred at the beginning of all periods presented. Pro forma net income per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding units into shares of the Company’s common stock effective immediately prior to the closing of the Company’s initial public offering on July 7, 2004.

The components of total shares and units outstanding at December 31, 2004 and December 31, 2003, are as follows:

	Successor
	December 31, 2004	December 31, 2003
Common shares outstanding	34,681,436	—
Units outstanding	—	23,507,839
Vested restricted shares	2,432,280	—
Vested restricted units	—	1,702,978
Unvested restricted shares	1,476,939	—
Unvested restricted units	—	3,139,530
Options outstanding	2,415,075	1,099,500

Total shares/units outstanding, including options	41,005,730	29,449,847

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

The following table presents the calculation of net income attributable per common share—basic and diluted and net income attributable per common unit—basic and diluted:

	Successor
	Year Ended December 31, 2004	Year ended December 31, 2003	Five-Month Period ended December 31, 2002
Numerator:
Net income—basic and diluted	$49,250	$23,537	$4,657
Class A Common unit yield	—	(5,997)	(2,356)

Net income attributable to common share/unit	$49,250	$17,540	$2,301

Denominator
Weighted average common shares outstanding—basic	29,011,115
Adjustment for unvested restricted common shares	2,077,990
Dilutive effect of stock options (as determined by the treasury stock method)	506,075

Weighted average common shares outstanding—diluted	31,595,180

Weighted average units outstanding—basic		26,398,962	25,752,459
Adjustments for unvested outstanding Class C Common units and equity options issued		3,039,250	1,486,778

Weighted average units outstanding—diluted		29,438,212	27,239,237

Net income per common share:
Net income per common share—basic	$1.70
Net income per common share—diluted	$1.56
Net income attributable per common unit:
Net income attributable per unit—basic		$0.66	$0.09
Net income attributable per unit—diluted		$0.60	$0.08
Pro forma net income per common share—basic		$0.82	$0.11
Pro forma net income per common share—diluted		$0.73	$0.10

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on investments that are not recorded in the statements of income but instead are recorded directly to stockholders’ and members’ equity. The Company’s components of accumulated other comprehensive income include net unrealized gain/(losses) on available-for-sale securities, net of taxes.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Concentrations

The operations of the Company’s subsidiaries in Florida represent a significant concentration of the Company’s revenues. The following table illustrates the Company’s Florida subsidiaries’ revenue as a percentage of the total revenue.

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002	Seven-Month Period Ended July, 31 2002
Medicare	24%	27%	29%	31%
Medicaid	55%	59%	57%	54%

Total	79%	86%	86%	85%

The Company expects that the Florida subsidiaries’ Medicare and Medicaid contracts, which expire on various dates between March 2005 and June 2006, will be renewed. The Company’s operating results could be significantly constrained in the event that the compensation provided under its Florida subsidiaries’ Medicare and Medicaid contracts is inadequate to fund medical benefits expense or in the event that these contracts are not renewed.

Fair Value Information

The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable, and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the notes payable to a related party is estimated by management to approximate fair value based upon the term, nature of the obligation and the arms-length negotiations conducted during the purchase transaction. The carrying value of other long-term debt obligations approximates their fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) when the VIEs either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. As of December 31, 2004, the Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FASB Interpretation No. 46.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to their 2004 financial statement presentation.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

2. BUSINESS ACQUISITION

a) Acquired Subsidiaries

In July 2002, Holdings acquired (directly or indirectly) 100 percent of the outstanding stock or other ownership interests of the Acquired Subsidiaries. The results of the Acquired Subsidiaries’ operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was $170,060, plus a warrant to purchase 2,287,037 Class B Common Units at an adjusted purchase price of $3.00 per unit with an estimated value of $250. The valuation of the warrants was made utilizing Black-Scholes valuation model. Significant assumptions utilized were: dividend yield of 0%; expected term of one year; risk-free interest rate of 1.8%; and an expected volatility of 50.2%. The Company entered into a settlement agreement in February 2004, which finalized all outstanding purchase price adjustments with the sellers. Goodwill and other intangibles totaling $117,064 and $19,970, respectively were recorded. Identifiable intangibles with definite useful lives are being amortized based on their estimated useful lives.

b) Harmony Health Systems, Inc.

In June 2004, the Company acquired HHS and its subsidiaries, HHP and HHM (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. The purchase price will be increased or reduced, as applicable, by the amount of any excess or shortfall in the amount of Harmony’s reserves for medical claims as of December 31, 2003 compared to medical claims actually incurred as of that date, as measured on or about December 31, 2004. The results of the Harmony’s operations have been included in the consolidated financial statements since the acquisition date.

Harmony is a provider of Medicaid managed care plans in Illinois and Indiana. Harmony, through HHP, operates the largest Medicaid managed care plan in Illinois.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 31, 2004. No material transactions occurred between May 31, 2004 and the transaction date. Goodwill and other intangibles totaled $40,186.

May 31, 2004
(unaudited)
Cash and cash equivalents	$13,754
Premiums and other receivables	16,223
Other assets	3,706

Total assets acquired	33,683

Claims payable	(18,160)
Short-term debt and other liabilities	(1,813)
Deferred tax liability	(3,600)

Total liabilities assumed	(23,573)

Net assets acquired	$10,110

The following pro forma summary financial information presents the consolidated and combined income statement information for the years ended December 31, 2004 and 2003 as if the Harmony transaction had been

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

consummated on January 1, of each year respectively, and adjusted for the proforma effects of converted shares outstanding subsequent to the IPO as if those share counts were outstanding for the full year. Additionally, the proforma does not purport to be indicative of what would have occurred had the acquisition been completed at that date or the results that may occur in the future.

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(unaudited)	(unaudited)
Premium Revenue	$1,443,872	$1,155,950

Net Income	$50,299	$25,664

Net income per common share:
Basic	$1.73
Diluted	$1.59
Net income attributable per common unit:
Basic		$0.69
Diluted		$0.66

Weighted average common shares outstanding
Basic	29,011,115
Diluted	31,595,180
Weighted average units outstanding
Basic		37,069,090
Diluted		38,871,400

3. GOODWILL AND INTANGIBLE ASSETS

a) Goodwill

Goodwill balances and the changes therein are as follows:

Balance as of December 31, 2002	$117,095
Goodwill acquired during the year	—
Adjustments to goodwill for purchase price allocated	41,630

Balance as of December 31, 2003	158,725
Goodwill acquired during the year	22,123

Balance as of December 31, 2004	$180,848

The aggregate amount of goodwill related to the Acquired Subsidiaries in 2002 was $117,064 and was increased in 2003 by $41,630 to account for the purchase price adjustments. The purchase price adjustment during 2003 was assigned to each unit based upon the corresponding impact of the purchase price adjustments. Goodwill was assigned to its two reporting units, which are also its reporting segments. At December 31, 2004 and 2003 goodwill of $78,339 and $78,339, respectively, was assigned to the Medicare reporting unit, and $102,509 and $80,386, respectively, was assigned to the Medicaid reporting unit. The aggregate amount of goodwill relating to the purchase of Harmony effective June 2004 was $22,123 and was all assigned to the Medicaid reporting unit. The Company had no impairment losses or any write-offs of goodwill during 2004 and 2003.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

b) Intangibles

The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2004 and 2003:

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Provider network	$5,517	$(2,467)	$3,800	$(1,274)
Membership contracts	10,960	(6,867)	6,000	(4,870)
Trademark	10,443	(1,243)	6,500	(661)
Noncompete agreements	4,433	(1,393)	2,500	(652)
Licenses and permits	985	(159)	985	(93)
State contracts	5,467	(235)	185	(17)

	$37,805	$(12,364)	$19,970	$(7,567)

Amortization expense for the years ended December 31, 2004 and 2003 and the five-month period ended December 31, 2002 was $4,797, $4,537, and $3,030, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2004 is as follows:

2005	$4,636
2006	4,180
2007	2,146
2008	1,845
2009	1,620
2010 and thereafter	11,014

$25,441

The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

Weighted-Average Amortization Period (In Years)
Provider network	8.94
Membership contracts	3.42
Trademark	15.00
Noncompete agreements	5.00
Licenses and permits	15.00
State contracts	15.00
Total intangibles	10.74

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

4. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available for sale short-term investments are as follows at December 31, 2004 and 2003.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$—	$10,630
Certificates of deposit	39,711	—	—	39,711
Treasury Bills	25,174	—	—	25,174

	$75,515	$—	$—	$75,515

December 31, 2003
Available for sale:
Certificate of deposit	$33,777	$1	$—	$33,778

Contractual maturity available for sale short-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$770	$2,550	$7,310
Certificates of deposit	39,711	14,127	25,584	—	—
Treasury Bills	25,174	25,174	—	—	—

	$75,515	$39,301	$26,354	$2,550	$7,310

December 31, 2003
Available for sale:
Certificates of deposit	$33,778	$33,675	$103	$—	$—

Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Available for sale investments are accounted for using a specific identification basis. During the year ended December 31, 2004, bond investments totaling $94,706 were sold. No realized gains/(losses) were recorded for the years ended December 31, 2004 and 2003, the five-month period ended December 31, 2002 and the seven-month period ended July 31, 2002.

Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

5. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the state’s requirements, these assets are classified as long-term

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

regardless of their contractual maturity dates. Accordingly, at December 31, 2004 and 2003, the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of these securities are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Certificates of deposit	$5,522	$—	$—	$5,522
Money market funds	25,951	—	(3)	25,948

	$31,473	$—	$(3)	$31,470

December 31, 2003
Certificates of deposit	$4,001	$—	$—	$4,001
Money market funds	17,391	2	—	17,393

	$21,392	$2	$—	$21,394

The contractual maturity of all assets categorized as restricted investment assets are within one year.

At December 31, 2004 an unrealized loss of $3 was recorded on certain money market funds. Unrealized losses on money market funds are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2004.

No realized gains/(losses) were recorded for the years ended December 31, 2004 and 2003, the five-month period ended December 31, 2002 and the seven-month period ended July 31, 2002.

6. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2004	2003
Land	$42	$42
Leasehold improvements	3,393	2,991
Computer equipment and software	6,908	3,570
Furniture and other equipment	4,664	3,389

	15,007	9,992
Less accumulated depreciation	(2,420)	(5,275)

	$12,587	$4,717

The Company recognized depreciation expense on property and equipment of $2,896, $2,547, $703, and $1,239 for the years ended December 31, 2004 and 2003, the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002, respectively.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

7. MEDICAL BENEFITS PAYABLE

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002	Seven-Month Period Ended July 31, 2002
Balances as of beginning of period	$148,297	$113,670	$109,054	$98,314

Opening medical benefits payable related to Harmony acquisition	18,160	—	—	—
Medical benefits incurred related to:
Current period	1,151,948	884,703	348,079	436,444
Prior periods	(26,388)	(23,650)	(6,316)	(1,520)

Total	1,125,560	861,053	341,763	434,924

Medical benefits paid related to:
Current period	(985,844)	(751,826)	(249,076)	(335,938)
Prior periods	(115,578)	(74,600)	(88,071)	(88,246)

Total	(1,101,422)	(826,426)	(337,147)	(424,184)

Balances as of end of period	$190,595	$148,297	$113,670	$109,054

Medical benefits payable recorded at December 31, 2003 developed favorably by $26,388. The favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 6.9% and 3.4% for the Medicaid and Medicare segments, respectively, at December 31, 2003. Based on payments made subsequent to December 31, 2003, for the dates of service prior to December 31, 2003, the realized trends were an increase of 3.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

Medical benefits payable recorded at December 31, 2002 developed favorably by $23,650. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 7.8% and a decrease of 4.1% for the Medicaid and Medicare segments, respectively, at December 31, 2002. Based upon payments made subsequent to December 31, 2002, for dates of service prior to December 31, 2002, the realized trends were an increase of 4.5% for the Medicaid segment and a decrease of 5.4% for the Medicare segment. Medical benefits payable at July 31, 2002 developed favorably by $6,316 due primarily to lower utilization of medical services than anticipated.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

8. DEBT

The Company’s outstanding debt at December 31, 2004 and 2003 consists of the following:

	Debt		Other
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Line of credit	$—	$—	$—	$—
Note payable	25,000	119,738	—	15,903
Term loan facity	158,501	—	—	—
Other	—	—	—	114

Total	183,501	119,738	—	16,017
Less: current portion of long term debt	(1,600)	(48,170)	—	—

	$181,901	$71,568	$—	$16,017

Credit Agreement

In May 2004, the Company and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) and obtained two new credit facilities, consisting of a senior secured term loan facility in the amount of $160,000 and a revolving credit facility in the amount of $50,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly at a rate per annum based on the optional rates available to the Company. The Company has the option to select either (a) LIBOR plus a 4 percent margin or (b) the greater of (i) prime or (ii) the federal funds rate plus 0.50%, plus a margin of 3 percent. In May 2004, the Company chose the six month LIBOR rate option of 5.5625%. On December 2004, the Company also selected the six month LIBOR rate option of 6.49%. The term loan facility will mature in May 2009, and the revolving credit facility will mature in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement.

Proceeds from the term loan were used to make the $85,000 principal payment on the note payable to related party described below. Additionally, the Company used $18,263 of the term loan proceeds to prepay the $16,271 senior discount note issued in March 2003 by a subsidiary of the Company, and terminated the previously available $15,000 line of credit obtained in March 2003 by a subsidiary of the Company. The Company also used $3,508 of the proceeds to pay transaction fees and expenses. No amounts have been drawn on the $50,000 revolving credit facility since its inception.

The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. In addition, the Company must maintain certain fixed charge and leverage ratios. The Company believes that it is in compliance with the financial ratios at December 31, 2004.

Note Payable to Related Party

In conjunction with the Company’s acquisition of the Acquired Subsidiaries described in Note 2, the Company issued a note (the “Seller Note”) payable to the former stockholders of WC, HE, CHMI and LLC (the “Florida Companies”). The Seller Note is secured by a portion of WCG (the “Seller Note”) common stock, had

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

an initial principal amount of $53,000, bears interest at the rate of 5.25% per annum and is payable from September 15, 2003 through September 15, 2006. The principal amount of the Seller Note was subject to adjustment in 2003 and 2004 based upon a number of earnouts and other contingencies set forth in the purchase agreement, including the capital adequacy of certain of the Florida Companies as of the closing date and the earnings of the Florida Medicare business during fiscal 2002, as described in Note 2. The Company entered into a settlement agreement in February 2004 that fixed the amount of the purchase price and the Seller Note. Concurrently upon entering into the Credit Agreement, the Company entered into an agreement with the former stockholders to repay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted off against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The remaining principal balance of the Seller Note, $25,000, is due on September 15, 2006 and would be due immediately upon a sale of the Company.

Maturities of Debt

Scheduled maturities of the Company’s debt, including the accreted amount of the senior discount notes, during fiscal years subsequent to December 31, 2004 are as follows:

2005	$1,600
2006	26,600
2007	1,600
2008	1,600
2009 and thereafter	152,101

$183,501

9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Operating Leases

The Company has operating leases for office space, electronic data processing equipment, automobiles, software and terminal lines. Rental expense totaled $4,139, $2,273, $773 and $993 for the years ended December 31, 2004 and 2003, the five-month period ended December 31, 2002, and the seven-month period ended July 31, 2002, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2004 were:

2005	$5,129
2006	4,760
2007	4,805
2008	4,860
2009	4,687
2010 and thereafter	7,756

$31,997

10. MEMBERS’ EQUITY

Under Holdings’ Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), membership interests in Holdings were represented by issued and outstanding Units, which were classified into Class A Common Units, Class B Common Units and Class C Common Units.

Upon the execution of the LLC Agreement as of September 5, 2002, Holdings effected a unit split, pursuant to which each common unit then issued and outstanding was automatically converted into 333 1/3 units of the same class of common unit.

Each Class A Common Unit issued accrued, on a quarterly basis, an amount, referred to as the “Class A Common Yield,” equal to 8% per annum on the sum of (i) the Class A Common Capital Value of $3.00 per Class A Common Unit, less any portion of such amount previously distributed to the holder thereof pursuant to the terms of the LLC Agreement, and (ii) the accrued but unpaid portion of the Class A Common Yield for all prior quarterly periods.

Class A Common Units and Class C Common Units were voting units, and entitled the holders thereof to one vote for each such Common Unit on all matters voted upon by members of the Company. Class B Common Units were non-voting units.

Pursuant to the terms of the LLC Agreement, any distribution of cash or assets of the Company was required to be made in the following order and priority:

First, to the holders of Class A Common Units, in proportion to and to the extent of the accrued but unpaid Class A Common Yield on all outstanding Class A Common Units at the time of the distribution, until the entire amount of the accrued but unpaid Class A Common Yield on all outstanding Class A Common Units has been paid in full;

Second, to the holders of Class A Common Units, in proportion to and to the extent of the Class A Common Capital Value of $3.00 per Class A Common Unit not distributed to the holders prior to the time of the distribution, until the entire amount of the Class A Common Capital Value on all outstanding Class A Common Units has been paid in full;

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Third, to the holders of Class B Common Units, in proportion to and to the extent of the Class B Common Capital Value per Class B Common Unit not distributed to the holders prior to the time of the distribution, until the entire amount of the Class B Common Capital Value on all outstanding Class B Common Units has been paid in full; and

Fourth, pro rata, based on the total number of common units of all classes outstanding, to the holders of all common units of all classes.

Holdings did not make any distributions during the year ended December 31, 2003. The aggregate amount of cumulative distribution preference, Class A Common Yield, in arrears at December 31, 2003 was $8,353. A cumulative yield of $11,525 was distributed as common shares pursuant to the Reorganization.

Prior to the Reorganization, Holdings entered into agreements with certain members of management and others providing for the sale and issuance of Class A Common Units and Class C Common Units. The Class C Common Units issued to management are subject to certain vesting restrictions, as set forth in the applicable agreements. As of December 31, 2003, a receivable has been recorded as a reduction of units outstanding and paid in capital for the amount of units issued to one of the Company’s board members. The receivable was collected in 2004.

In September 2002, the Company adopted two equity plans, the 2002 Senior Executive Equity Plan (the “Executive Plan”) and the 2002 Employee Option Plan (the “Employee Plan”). Both plans permit senior executives and other key employees selected to participate to acquire ownership interests in the Company. The Board of Directors reserved an aggregate of 4,432,693 Common Units for issuance under the Executive Plan and the Employee Plan.

Under the Executive Plan, participants were given the opportunity to purchase a specified number of Class A Common Units. As a result of such purchase, participants were granted a specified number of Class C Common Units, which are subject to vesting over time. During the six months ended June 30, 2004 (prior to the Company’s initial public offering), year ended December 31, 2003 and the five-month period ending December 31, 2002, the Company sold 7,386, 98,333 and 0 Class A Common Units, respectively, pursuant to the plan, for net proceeds of $50, $295 and $0, respectively.

Under the Employee Plan, participants were granted options to purchase Class A Common Units, at an exercise price specified in each individual option grant agreement.

In general, Class A Common Units sold and Class C Common Units granted under the Executive Plan, and all Class A Common Units issued upon exercise of options granted under the Employee Plan, are subject to the Company’s right of repurchase upon the termination of the participant’s employment with the Company or any of its subsidiaries. During the years ended December 31, 2004 and 2003, 0 and 3,333 Class A Common Units and 0 and 36,925 Class C Common Units, respectively, were repurchased at the then fair market value at date of repurchase.

Upon the closing of the Reorganization, the Class A Common Units and Class C Common Units issued and granted under the Senior Executive Equity Plan were converted automatically into shares of common stock and the options granted under the Employee Option Plan were converted automatically into equivalent options to purchase the Company’s common stock. Each granted share and option is subject to the same vesting terms as in each holder’s original subscription or option agreement, as applicable. The number of shares subject to each

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

option and their exercise price were adjusted to reflect the effect of the restructuring. The Company does not intend to issue any additional securities under the Executive Plan or the Employee Plan.

Based on the initial public offering price of $17.00 per share, holders of common units received an aggregate of 29,735,757 shares of common stock in connection with the merger, reflecting (1) a conversion ratio equivalent to 0.813 shares of common stock for each common unit and (2) a distribution of the Class A Common Yield as 4,833,244 common shares.

In July 2004, the Company’s board of directors approved and its shareholders adopted the Company’s 2004 Equity Incentive Plan. Subject to certain discretionary increases by the Company’s board of directors, a maximum of 4,688,532 shares of common stock is reserved for issuance to the Company’s directors, associates and others under this plan.

In November 2004, the Company’s board of directors approved the Company’s 2005 Employee Stock Purchase Plan. A maximum of 387,714 shares of common stock is reserved for issuance under the plan.

Warrants

On July 31, 2002, in conjunction with the acquisition of the Florida Companies, Holdings issued to WCG warrants to purchase 2,287,037 Class B Common Units at an exercise price of $3.00 per Class B Common Unit. On the same date, in connection with WCG’s acquisition of the Florida Companies, WCG transferred the warrants to certain of the former stockholders of the Florida Companies as part of the purchase price paid by WCG for the Florida Companies. The warrants had a 10-year term and were nontransferable during a restricted period from the date of issuance until the closing of a public offering registered with the Securities and Exchange Commission under the Securities Act of 1933. Management believes the warrants were issued at the then fair market value. The warrants were exercised in December 2003 by the former stockholders. The former stockholders issued a non-recourse note for the aggregate purchase price of $6,861 for the units; accordingly, the note has been shown as an offset to the number of units issued and outstanding and paid in capital at December 31, 2003.

Restricted Common Share Activity

All equity amounts hereafter reflect the conversion to common stock.

The following table summarizes information with respect to restricted common share activity:

Restricted common shares granted in 2003	2,366,360
Restricted common shares granted in 2004	—
Equity-based compensation for year ended December 31, 2003	$168
Equity-based compensation for year ended December 31, 2004	$474
Restricted common shares subject to repurchase at December 31, 2003	1,384,776
Restricted common shares subject to repurchase at December 31, 2004	2,432,280
Restricted common shares forfeited in 2003	100,995
Restricted common shares forfeited in 2004	28,460

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

Equity Option Activity

The following table summarizes equity option activity:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	894,058	$4.54	—	—
Granted	1,709,150	$16.93	894,058	$4.54
Exercised	(21,565)	$3.83	—	—
Forfeited	(166,568)	$7.30	—	—

Outstanding at end of period	2,415,075	$13.12	894,058	$4.54

Exercisable at end of period	358,674	$4.76	61,326	$3.69

The following table summarizes information regarding options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
December 31, 2004
$ 3.69	544,623	8.7	$3.69	254,735	$3.69
$ 6.47—$ 8.33	690,684	9.1	$7.73	98,731	$6.88
$17.00—$23.80	1,116,768	9.7	$20.02	5,208	$17.00
$26.38—$33.66	63,000	9.9	$31.37	—	$—

	2,415,075	9.3	$13.12	358,674	$4.76
December 31, 2003
$3.69—$6.47	894,058	9.5	$4.54	61,326	$3.69

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants during the period:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Weighted average risk-free interest rate	4.30%	3.98%
Range of risk-free interest rates	3.89% - 4.85%	3.37% - 4.52%
Term	6.69	6.75
Expected dividend yield	0%	0%
Volatility	50.2%	50.2%
Weighted average fair value for options granted	$14.98	$4.54

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

11. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2004, the Company’s HMO subsidiaries were in compliance with these minimum compulsory surplus requirements. The combined statutory capital and surplus of the Company’s HMO subsidiaries was $116,725 and $59,534 at December 31, 2004 and 2003, respectively, compared to the required surplus of $53,204 and $34,544 at December 31, 2004 and 2003, respectively.

Dividends paid by the Company’s HMO subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the HMO based on its statutory surplus and net income.

12. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. The Company and the subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax expense for the following periods:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002
Current:
Federal	$23,411	$13,465	$8,705
State	4,065	1,906	1,820

	27,476	15,371	10,525

Deferred:
Federal	3,335	1,398	(4,980)
State	445	186	(740)

	3,780	1,584	(5,720)

Total	$31,256	$16,955	$4,805

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002
Income tax expense at statutory rate	$28,176	$14,256	$3,312
Increase (reduction) resulting from:
State income tax, net of federal benefit	2,932	1,611	708
Provision to return differences	—	403	—
Effect of non-deductible expenses and other, net	148	685	785

Total income tax expense	$31,256	$16,955	$4,805

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003	2002
Deferred tax assets:
Medical and other benefits discounting	$6,215	$2,178	$1,890
Unearned premium discounting	4,964	5,968	1,809
Accrued expenses and other	4,183	3,890	5,198

	15,362	12,036	8,897

Deferred tax liabilities:
Goodwill, other intangibles and other	14,818	4,155	99
Prepaid liabilities	—	1,068	421

	14,818	5,223	520

Net deferred tax asset	$544	$6,813	$8,377

13. RELATED-PARTY TRANSACTIONS

Transaction Expenses

The Company reimbursed expenses and paid transaction fees of $0, $83 and $3,668, for the years ended December 31, 2004, 2003 and the five-month period ended December 31, 2002, respectively, to the majority stockholder of the Company. These reimbursed expenses have been included within selling, general and administrative expenses.

Seller Note

The Seller Note described in Note 8 related to the acquisition of the Acquired Subsidiaries are due to the former stockholders of the Florida Companies, one of whom also serves as a director of WC and HE and one of whom is an executive officer of the Company. The Seller Note is secured by a portion of WCG’s common stock, had an initial principal amount of $53,000 plus earnouts and other purchase price adjustments that were subject to certain balance sheet amounts and operating results during 2002, as determined in accordance with the purchase agreement, bears interest at the rate of 5.25% per annum, and is payable from September 15, 2003 through September 15, 2005. The Company entered into a settlement agreement on February 12, 2004 that fixed the amount of the purchase price and Seller Note. Concurrently, upon entering into the Credit Agreement as described in Note 8, the Company entered into an agreement with the former stockholders to prepay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted off against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The remaining principal balance of the Seller Note, $25,000, is due on September 15, 2006 and would be due immediately upon sale of the Company.

Consulting Fees

For the years ended December 31, 2004, 2003 and the five-month period ended December 31, 2002, the Company incurred consulting fees of $0, $35 and $190, respectively, to former stockholders of the Acquired Subsidiaries.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

IntelliClaim

In March 2003, the Company entered into an agreement with IntelliClaim, Inc. pursuant to which the Company licenses software and purchases maintenance, support and related services from IntelliClaim. A member of the Company’s board of directors is the Chairman and Chief Executive Officer of IntelliClaim. In 2004 and 2003, the Company purchased $219 and $263 of services in the aggregate from IntelliClaim, respectively.

Bay Area Primary Care and Bay Area Multi Specialty Group

The Company conducts business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of the Company’s membership base. These entities are owned and controlled by a former stockholder of the Florida Companies, who also serves as a director of WC and HE. In 2004, 2003 and 2002, the Company purchased $1,104, $1,131 and $2,280 in services, respectively, in the aggregate from Bay Area Primary Care and Bay Multi Specialty Group.

WellCare Healthy Communities Foundation

During 2004, the Company contributed $500 to its newly created charitable foundation, WellCare Healthy Communities Foundation.

14. EMPLOYEE BENEFIT PLAN

The Company, through its subsidiary, CHMI, began offering a defined contribution 401(k) in December 2002. The amount of matching contribution expense incurred in the years ended December 31, 2004 and 2003 and the five-month period ended December 31, 2002 was $266, $241 and $14, respectively. The Predecessor had a separate defined contribution 401(k) plan and made matching contributions of $127 for the Predecessor seven-month period ended July 31, 2002.

15. SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are the same as those described in Note 1.

The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. The Medicare segment includes operations to provide healthcare services to recipients who are eligible for the federally supported Medicare program. The Company no longer operates a commercial line of business.

Assets and equity details by segment have not been disclosed, as they are not reported internally by the Company.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Five-Month Period Ended December 31, 2002	Seven-Month Period Ended July 31, 2002
Premium Revenue:
Medicaid	$1,055,000	$740,078	$267,911	$329,164
Medicare	334,760	288,330	120,814	170,073
Corporate and other	1,136	14,444	9,928	17,976

	1,390,896	1,042,852	398,653	517,213

Medical benefits expense:
Medicaid	851,153	609,233	222,007	274,672
Medicare	275,348	238,933	107,384	145,768
Corporate and other	(941)	12,887	12,372	14,484

	1,125,560	861,053	341,763	434,924

Gross Margin:
Medicaid	203,847	130,845	45,904	54,492
Medicare	59,412	49,397	13,430	24,305
Corporate and other	2,077	1,557	(2,444)	3,492

	$265,336	$181,799	$56,890	$82,289

16. QUARTERLY FINANCIAL INFORMATION (unaudited)

Selected unaudited quarterly financial data in 2004 and 2003 are as follows:

	For the Three-Month Period Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$301,836	$321,431	$374,644	$397,292
Income before income taxes	9,686	14,654	26,912	29,254
Net income	5,822	8,936	$16,793	$17,699

Class A common unit yield	(1,571)	(1,601)	—	—
Net income attributable to common units	$4,251	$7,335	—	—

Income per unit—basic	$0.15	$0.26	—
Income per unit—diluted	$0.13	$0.23	—
Net income attributable per common unit
Net income attributable per common unit—basic	—	—	$0.48	$0.50
Net income attributable per common unit—diluted	—	—	$0.45	$0.46
Pro forma net income per common share
Pro forma net income per common share—basic	$0.19	$0.32	—	—
Pro forma net income per common share—diluted	$0.16	$0.28	—	—
Period end membership	665,000	695,000	734,000	747,000

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004 and 2003, five-month period ended December 31, 2002,

predecessor seven-month period ended July 31, 2002

(Dollars in thousands, except member, share and unit data)

	For the Three-Month Period Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$251,557	$254,157	$260,548	$279,720
Income before income taxes	5,910	11,221	15,713	7,648
Net income	3,428	6,508	7,687	5,914
Class A common unit yield	(1,448)	(1,478)	(1,511)	(1,560)
Net income attributable to common units	$1,980	$5,030	$6,176	$4,354

Income per unit—basic	$0.07	$0.19	$0.23	$0.16
Income per unit—diluted	$0.07	$0.17	$0.20	$0.14
Period end membership	482,000	489,000	497,000	555,000

The sum of the quarterly earnings per unit amounts do not equal the amount reported since per unit amounts are computed independently for each quarter and for the full year based on respective weighted-average units outstanding and other dilutive potential units.

WELLCARE HEALTH PLANS, INC. PRO FORMA

PRO FORMA UNAUDITED STATEMENTS OF INCOME

The pro forma unaudited statements of income presented below give effect to the acquisition of Harmony Health Systems, Inc. (“Harmony”), an Illinois Corporation, by WCG Health Management, Inc, a subsidiary of WellCare Health Plans, Inc. (the “Company”). The pro forma unaudited financial statements assume the merger had occurred as of January 1 for purposes of the pro forma unaudited income statements for the years ended December 31, 2004 and 2003. The pro forma unaudited financial statements include the historical amounts of the Company and Harmony adjusted to reflect the effects of the Company’s acquisition of Harmony.

The Company has accounted for the acquisition using the purchase method of accounting. Therefore, the Company recorded the assets (including identifiable intangible assets) and liabilities of Harmony at their estimated fair value. The difference between the purchase price and the estimated fair value of the net assets and liabilities will result in goodwill. The effects of the acquisition have been recorded in the Company’s consolidated balance sheet as of December 31, 2004.

The pro forma information, while helpful in illustrating the financial characteristics of the combined Company under one set of assumptions, should not be relied upon as being indicative of the results that would actually have been obtained if the merger had been in effect for the periods described above or the future results of the combined Company.

The pro forma information should be read in conjunction with the historical consolidated financial statements of the Company.

WELLCARE HEALTH PLANS, INC. PRO FORMA

UNAUDITED PRO FORMA STATEMENT OF INCOME

(Dollars in thousands)

	Year Ended December 31, 2004
	WellCare Health Plans, Inc.	Harmony Health Systems, Inc.	Pro Forma Adjustments		WellCare Health Plans, Inc. Pro Forma
Revenues:
Premium	$1,390,896	$52,976			$1,443,872
Investment and other income	4,307	66	$(64	)(A)	4,309

Total revenues	1,395,203	53,042	(64)		1,448,181
Expenses:
Medical benefits	1,125,560	39,924			1,165,484
Selling, general and administrative	171,257	16,157	(5,470	)(B)(C)	181,944
Depreciation and amortization	7,715	304			8,019
Interest	10,165	14	927	(D)	11,106

Total expenses	1,314,697	56,399	(4,543)		1,366,553

Income/(loss) before income taxes	80,506	(3,357)	4,479		81,628
Income tax expense (benefit)	31,256	(1,665)	1,738	(E)	31,329

Net income	$49,250	$(1,692)	$2,741		$50,299

Net Income Per Share:
Basic	$1.70				$1.73	(F)
Diluted	$1.56				$1.59	(F)
Number of Shares Outstanding:
Basic	29,011,115				29,011,115
Diluted	31,595,180				31,595,180

See notes to the unaudited pro forma financial statements.

WELLCARE HEALTH PLANS, INC. PRO FORMA

UNAUDITED PRO FORMA STATEMENT OF INCOME

(Dollars in thousands)

	Year Ended December 31, 2003
	WellCare Health Plans Inc.	Harmony Health Systems, Inc.	Pro Forma Adjustments		WellCare Health Plans, Inc. Pro Forma
Revenues:
Premium	$1,042,852	$113,098			$1,155,950
Investment and other income	3,130	179	$(123	)(A)	3,186

Total revenues	1,045,982	113,277	(123)		1,159,136
Expenses:
Medical benefits	861,053	81,103			942,156
Selling, general and administrative	126,106	22,748	3,178	(B)	152,032
Depreciation and amortization	8,159	993			9,152
Interest	10,172	—	2,225	(D)	12,397

Total expenses	1,005,490	104,844	5,403		1,115,737

Income before income taxes	40,492	8,433	(5,526)		43,399
Income tax expense (benefit)	16,955	3,096	(2,316	)(E)	17,735

Net income	$23,537	$5,337	$(3,210)		$25,664

Net Income Per Share:
Basic	$0.63				$0.69	(F)
Diluted	$0.61				$0.66	(F)
Number of Shares Outstanding:
Basic	37,069,090				37,069,090
Diluted	38,871,400				38,871,400

See notes to the unaudited pro forma financial statements.

WELLCARE HEALTH PLANS, INC. PRO FORMA

NOTES TO PRO FORMA UNAUDITED STATEMENTS OF INCOME

(Dollars in thousands)

(A)	Represents the estimated loss of investment income earned on the $10,291 cash paid to Harmony’s equityholders of $64 and $123 for the five months ended May 31, 2004 and the year ended December 31, 2003, respectively.

(B)	Represents the amortization expense recorded related to management’s estimation of the identifiable intangible assets of $1,329 and $3,178 for the five months ended May 31, 2004 and the year ended December 31, 2003, respectively.

(C)	Represents one time expenses relating to the purchase of Harmony, including termination of preferred stock of approximately $5,199 and legal and transaction fees of approximately $1,600.

(D)	Represents interest expense for the $40,000 additional borrowing of $927 and $2,225 for the five months ended May 31, 2004 and the year ended December 31, 2003, respectively.

(E)	The income tax expense/benefit related to all adjustments is projected at the Company’s effective tax rate of 38.8% and 49.1% for the years ended December 31, 2004 and 2003. The income tax expense calculated using the effective tax rates was $1,738 for the five months ended May 31, 2004 and the income tax benefit was $2,316 for the year ended December 31, 2003.

(F)	The unaudited pro forma earnings per share is calculated using outstanding common stock and common stock options, as applicable, on December 31, 2004. The December 31, 2003 unaudited pro forma earnings per share is calculated using outstanding common stock and common stock options, as applicable, at the initial public offering plus common stock options issued contemporaneously with the offering, as applicable, and common stock sold in the initial public offering.

Schedule II—Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended
December 31, 2004
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	$4,827	$1,858	$663	$6,022

Year Ended
December 31, 2003
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	$580	$4,479	$232	$4,827

Year Ended
December 31, 2002
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	—	$580	—	$580

EXHIBIT INDEX

Exhibits	Description
2.1(1)	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen common stock certificate.

10.1(4)	Form of AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 1, 2002.

10.2(4)	Amendment Nos. 1 through 7 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for Well Care HMO, Inc.

10.3(4)	Amendment Nos. 1 through 9 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for HealthEase of Florida, Inc.

10.4(4)	Contract, dated September 26, 2003, between Centers for Medicare & Medicaid Services and Well Care HMO, Inc.

10.5(4)	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, Well Care HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.

10.6(3)	Amended and Restated Senior Subordinated Non-Negotiable Promissory Note, dated February 12, 2004.

10.7(3)	Amendment and Settlement Agreement, dated February 12, 2004, among WellCare Holdings, LLC, WellCare Health Plans, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah.

10.8(4)	Equity and Warrant Agreement, dated as of July 31, 2002, among WellCare Holdings, LLC, Kiran C. Patel, M.D., Pradip C. Patel and Rupesh Shah.

10.9(4)	Investor Rights Agreement, dated as of July 31, 2002, by and among WellCare Holdings, LLC, Kiran C. Patel, M.D., Pradip C. Patel and Rupesh Shah.

10.10(4)	Pledge Agreement, dated as of July 31, 2002, by and between WellCare Holdings, LLC and Kiran C. Patel, as Stockholder Representative.

10.11(4)	Merger Agreement, dated as of May 17, 2002, by and among WellCare Acquisition Company, WellCare Merger Sub, Inc. and The WellCare Management Group, Inc.

10.12(4)	Contribution Agreement, dated as of July 31, 2002, by and between WellCare Holdings, LLC and Soros Private Equity Investors LP.

10.13(4)	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equityholders.

10.14(4)	WellCare Holdings, LLC 2002 Senior Executive Equity Plan.

10.15(4)	Form of Subscription Agreement under 2002 Senior Executive Equity Plan.

10.16(4)	WellCare Holdings, LLC 2002 Employee Option Plan.

10.17(4)	Form of Time Vesting Option Agreement under 2002 Employee Option Plan.

10.18(2)	Registrant’s 2004 Equity Incentive Plan.

10.19(2)	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.

Exhibits	Description
10.20(2)	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan.

10.21(5)	2005 Employee Stock Purchase Plan.

10.22(3)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Acquisition Company, Comprehensive Health Management, Inc. and Todd S. Farha.

10.23(3)	Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Acquisition Company, Comprehensive Health Management, Inc. and Heath Schiesser.

10.24(3)	Employment Agreement, dated as of November 18, 2002, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday.

10.25(3)	Employment Agreement, dated as of September 15, 2003, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens.

10.26(1)	Form of Indemnification Agreement.

10.27(4)	Management Subscription Agreement, dated as of September 6, 2002, between WellCare Holdings, LLC and Todd S. Farha.

10.28(4)	Agreement, dated March 25, 2003, between Comprehensive Health Management, Inc. and IntelliClaim, Inc.

10.29(4)	Consulting Agreement, dated November 2003, between Comprehensive Health Management, Inc. and Ruben King-Shaw, Jr.

10.30(6)	Merger Agreement, dated as of March 3, 2004, by and among WellCare Health Plans, Inc., Zephyr Acquisition Sub, Inc., Harmony Health Systems, Inc. and the stockholders and option holders listed on the signature page thereto.

10.31(1)	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent.

10.32(3)	Prepayment and Amendment Agreement, dated as at May 11, 2004, among WellCare Holdings LLC, WellCare Health Plans, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah.

10.33(2)	Amendment No. 1 to Management and Subscription Agreement, dated as of September 6, 2002, between WellCare Holdings, LLC and Todd S. Farha.

10.34(2)	Amendment Nos. 8 and 9 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for Well Care HMO, Inc.

10.35(2)	Amendment Nos. 10 and 11 to AHCA 2002-2004 Medicaid Health Maintenance Organization Contract, dated July 2002, for HealthEase of Florida, Inc.

10.36(7)	Form of AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated July 1, 2004.

10.37(7)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for Well Care HMO, Inc.

10.38(7)	Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for HealthEase of Florida, Inc.

10.39(7)	Prepayment and Settlement Allocation Agreement, dated August 31, 2004, among WellCare Health Plans, Inc., WCG Health Management, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah.

10.40(8)	Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan, as amended.

Exhibits	Description
10.41(8)	Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.

10.42(8)	Contract with eligible Medicare+Choice Organization between Centers for Medicare & Medicaid Services and WellCare of New York, Inc.

10.43(8)	Family Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.44(8)	Child Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended.

10.45(8)	Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.46(8)	Husky B Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended.

10.47(8)	State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc., as amended.

10.48(8)	Contract between the Indiana Office of Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Harmony Health Plans, Inc., as amended.

10.49(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Orange County, New York, as amended.

10.50(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Rockland County, New York, as amended.

10.51(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Dutchess County, New York, as amended.

10.52(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Greene County, New York, as amended.

10.53(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Columbia County, New York, as amended.

10.54(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Sullivan County, New York, as amended.

10.55(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and New York County, New York, as amended.

10.56(8)	Medicaid Managed Care Contract between WellCare of New York, Inc. and Ulster County, New York, as amended.

10.57(9)	Amendment to Contract P00036 and P00042 between WellCare of Florida, Inc. and the Secretary of the Department of Health and Human Services.

10.58(9)	Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.

10.59(9)	Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1 (Husky B) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.

10.60(9)	Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.

10.61(9)	Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky B) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.

10.62(10)	Underwriting Agreement, dated December 16, 2004, by and among Soros Private Equity Investors LP, certain non-management selling shareholders, certain management selling shareholders and Morgan Stanley & Co. Incorporated, SG Cowen & Co., LLC, UBS Securities, LLC and Wachovia Capital Markets, LLC.

Exhibits	Description
21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).
(2)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).
(4)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).
(5)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-8 filed by the Registrant on November 5, 2004 (No. 333-120257).
(6)	Incorporated by reference to an exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on May 13, 2004 (No. 333-112829).
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.
(8)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 16, 2004.
(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 20, 2004.