Form 10-Q
period 2005-03-31
WELLCARE HEALTH PLANS, INC.
filed 2005-05-10
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-32209

WELLCARE HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0937650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8725 Henderson Road, Renaissance One Tampa, Florida (Address of principal executive offices)	33634 (Zip Code)

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

Yes ☑           No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☑

     As of May 6, 2005, there were 38,774,192 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

-i-

Part I– FINANCIAL INFORMATION

Item 1: Financial Statements

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$340,745	$397,627
Investments	173,746	75,515
Premiums and other receivables, net	44,534	52,170
Prepaid expenses and other current assets	5,512	6,119
Income taxes receivable	—	1,615
Deferred income taxes	18,123	15,362

Total current assets	582,660	548,408
Property and equipment, net	13,943	12,587
Goodwill	180,848	180,848
Other intangibles, net	24,140	25,441
Restricted investment assets	31,502	31,473
Other assets	256	279

Total Assets	$833,349	$799,036

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$206,931	$190,595
Unearned premiums	64,453	63,449
Accounts payable and accrued expenses	34,474	35,520
Income taxes payable	5,631	—
Current portion of long-term debt	1,600	1,600

Total current liabilities	313,089	291,164
Notes payable to related party	25,000	25,000
Long-term debt	156,541	156,901
Deferred income taxes	15,588	14,818
Other liabilities	2,743	2,522

Total liabilities	512,961	490,405

Commitments and Contingencies (see Note 4)
Stockholders’ Equity:
Preferred Stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)
Common Stock, $0.01 par value (100,000,000 authorized, 38,768,293 and 38,590,655 shares issued and outstanding)	388	386
Paid-in capital	231,912	230,804
Retained earnings	88,084	77,444
Accumulated other comprehensive income (expense)	4	(3)

Total stockholders’ equity	320,388	308,631

Total Liabilities and Stockholders’ Equity	$833,349	$799,036

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share and unit data)

	Three Months
	Ended March 31,
	2005	2004
Revenues:
Premium	$415,866	$301,250
Investment and other income	3,015	586

Total revenues	418,881	301,836

Expenses:
Medical benefits	344,926	251,435
Selling, general and administrative	51,248	36,791
Depreciation and amortization	2,042	1,659
Interest	3,205	2,265

Total expenses	401,421	292,150

Income before income taxes	17,460	9,686
Income tax expense	6,820	3,864

Net income	$10,640	5,822

Class A common unit yield		(1,571)

Net income attributable to common units		$4,251

Net income per share (see Note 1):
Net income per share — basic	$0.29
Net income per share — diluted	$0.27

Net income attributable per common unit (see Note 1):
Net income attributable per common unit - basic		$0.15
Net income attributable per common unit - diluted		$0.13

Pro forma net income per common share (see Note 1) (unaudited):
Pro forma net income per common share - basic (unaudited)		$0.19
Pro forma net income per common share - diluted (unuadited)		$0.16

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months
	Ended March 31,
	2005	2004
Cash from operating activities:
Net income	$10,640	$5,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,042	1,659
Realized gains on investments	7	—
Equity-based compensation expense	719	260
Accreted interest	40	277
Deferred taxes, net	(1,991)	(909)
Provision for doubtful receivables	—	1,416
Changes in operating accounts, net of effect of acquisition:
Premiums and other receivables	7,636	(5,347)
Prepaid expenses and other current assets	590	(769)
Medical benefits payable	16,336	106
Unearned premiums	1,004	(24,215)
Accounts payable and accrued expenses	(1,169)	(4,675)
Accrued interest	257	(1,514)
Taxes payable	7,246	3,732
Other liabilities	(53)	—

Net cash provided by (used in) operations	43,304	(24,157)

Cash from investing activities:
Proceeds from sale and maturities of investments, net	25,174	48
Purchases of investments	(123,405)	(5,201)
Purchases and dispositions of restricted investments	(29)	(4,847)
Additions to property and equipment, net	(2,098)	(774)

Net cash used in investing activities	(100,358)	(10,774)

Cash from financing activities:
Proceeds from options	572	—
Payments on debt	(400)	(3,591)

Net cash provided by (used in) financing activities	172	(3,591)

Cash and cash equivalents:
Decrease during period	(56,882)	(38,522)
Balance at beginning of period	397,627	237,321

Balance at end of period	$340,745	$198,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$1,571	$1,040

Cash paid for interest	$2,643	$2,002

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except member, share and unit data)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (“S-CHIP”), and Medicare programs, serving approximately 765,000 members as of March 31, 2005. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates in the states of Florida, Illinois, Indiana, New York, Connecticut, Louisiana and Georgia.

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

     In July 2004, the Company completed its initial public offering, at a price of $17 per share. The offering resulted in net proceeds to the Company of approximately $112.3 million.

     In December 2004, the Company completed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by the Company. The Company received net proceeds of $44.9 million from this offering.

Basis of Presentation

     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2005 (the “2004 Form 10-K”). In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

     Certain 2004 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income, total assets, liabilities or stockholders’ equity as previously reported.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

Earnings Attributable Per Common Unit

     Basic net income attributable per unit is computed by dividing the net income less the Class A common unit yield for the period by the weighted average number of units outstanding during the period, less units outstanding. Diluted net income attributable per unit is computed by dividing the net income for the period less the Class A common unit yield by the weighted average number of units outstanding during the period, plus, other potentially dilutive securities, including the unvested units.

     Holdings’ historic capital structure is not indicative of the Company’s current structure due to the automatic conversion of all units of Holdings into common stock of the Company immediately prior to the closing of the Company’s initial public offering. Accordingly, historic basic and diluted net income attributable per common unit should not be used as an indicator of the future earnings per common share. The pro forma information in the condensed consolidated statements of income assumes conversion of all outstanding units of Holdings into shares of the Company’s common stock resulting from the completion of the initial public offering as if it had occurred at the beginning of all periods presented. Pro forma net income per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding common units into shares of the Company’s common stock effective immediately prior to the closing of the Company’s initial public offering on July 7, 2004.

     The components of total shares outstanding at March 31, 2005 and December 31, 2004, are as follows:

	March 31,	December 31,
	2005	2004
Common Shares Outstanding	34,789,662	34,681,436
Vested restricted shares	2,665,598	2,432,280
Unvested restricted shares	1,313,033	1,476,939
Options outstanding	2,363,882	2,415,075

Total Shares outstanding including options	41,132,175	41,005,730

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

     The following table illustrates the effect on net income and net income attributable per common unit as if the fair value based method had been applied to all awards:

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Net income, as reported	$10,640	$5,822
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense determined under the intrinsic-value based method for all awards	438	154
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(2,093)	(487)

Net adjustment	(1,655)	(333)

Net income, as adjusted	$8,985	5,489

Class A common unit yield		(1,571)

Adjusted net income attributable to common units		$3,918

Net income per common share:
Basic-as reported	$0.29
Basic-as adjusted	$0.24
Diluted-as reported	$0.27
Diluted-as adjusted	$0.23
Net income attributable per common unit:
Basic-as reported		$0.15
Basic-as adjusted		$0.14
Diluted-as reported		$0.13
Diluted-as adjusted		$0.12

     The Company has equity-based compensation plans for the benefit of its eligible associates, consultants and directors. The Company accounts for equity-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

     The following table presents the calculation of net income per common share – basic and diluted and net income attributable per common unit – basic and diluted:

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Numerator:
Net income — basic and diluted	$10,640	$5,822

Class A common unit yield		(1,571)

Net income attributable to common unit		$4,251

Denominator
Weighted average common shares outstanding - basic	37,250,621
Adjustment for unvested restricted common shares	1,394,423
Dilutive effect of stock options (as determined by the treasury stock method)	832,044

Weighted average common shares outstanding - diluted	39,477,088

Weighted average units outstanding — basic		27,613,922
Adjustment for unvested outstanding Class C common units and equity options issued		4,606,674

Weighted average units outstanding — diluted		32,220,596

Pro forma weighted average shares outstanding - basic		22,454,244

Pro forma weighted average shares outstanding - diluted		26,200,158

Net income per common share:
Net income per common share — basic	$0.29
Net income per common share — diluted	$0.27
Net income attributable per common unit:
Net income attributable per common unit - basic		$0.15
Net income attributable per common unit - diluted		$0.13
Pro forma net income per common share:
Pro forma net income per common share - basic		$0.19
Pro forma net income per common share - diluted		$0.16

2.	BUSINESS ACQUISITION

     In June 2004, the Company acquired Harmony Health Systems, Inc. and its subsidiaries, (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. The results of Harmony’s operations have been included in the condensed consolidated financial statements since the acquisition date.

     The following unaudited pro forma summary information presents the consolidated income statement information for the three-month period ended March 31, 2004 as if the acquisition had been consummated on January 1, 2004, and does not purport to be indicative of what would have occurred had the acquisition been completed at that date or the results that may occur in the future.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except member, share and unit data)

Three Months
Ended
March 31,
2004
Premium Revenue	$332,935

Net Income	$6,161

Net income per share - basic
Net income per share - diluted
Net income attributable per common unit - basic	$0.17

Net income attributable per common unit - diluted	$0.16

3.	SEGMENT REPORTING

     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration, regulation and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are consistent with those applied at the December 31, 2004 year end.

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

     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months
	Ended March 31,
	2005	2004
Premium revenue:
Medicaid	$309,210	$216,120
Medicare	106,656	84,560
Corporate and other	—	570

Total	415,866	301,250
Medical benefits expense:
Medicaid	257,996	183,062
Medicare	86,930	67,969
Corporate and other	—	404

Total	344,926	251,435
Gross profit:
Medicaid	51,214	33,058
Medicare	19,726	16,591
Corporate and other	—	166

Total	$70,940	$49,815

WELLCARE HEALTH PLANS, INC.
(SUCCESSOR TO WELLCARE HOLDINGS, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

(In thousands, except members, share and unit data)

4.	COMMITMENTS AND CONTINGENCIES

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

5.	INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005, net deferred tax assets were approximately $2,535. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

6.	CREDIT AGREEMENT

     In May 2004, the Company and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) and obtained two new credit facilities, consisting of a senior secured term loan facility in the amount of $160,000 and a revolving credit facility in the amount of $50,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at the six month LIBOR rate option of 6.49%. The term loan matures in May 2009, and the revolving credit facility will mature in May 2008. The revolving credit facility has not been utilized.

     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. In addition, the Company must maintain certain fixed charge and leverage ratios. The Company believes that it is in compliance with all the financial and non-financial covenants at March 31, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in the 2004 Form 10-K.

     This Quarterly Report on Form 10-Q contains “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “potential,” “continues” and similar expressions are forward-looking statements.

     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our state and federal contracts;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	our ability to accurately estimate incurred but not reported medical costs;

•	risks associated with future changes in healthcare laws;

•	potential reductions in funding for government healthcare programs;

•	risks associated with our acquisition strategy;

•	risks associated with our efforts to expand into additional states and counties;

•	risks associated with our substantial debt obligations; and

•	risks associated with our business obligations, including our ability to attract and retain qualified management personnel.

     Additional information concerning these and other important risks and uncertainties can be found under the heading “Risk Factors” in the 2004 Form 10-K. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Our business currently operates health plans in Florida, New York, Connecticut, Illinois, Indiana, Louisiana and Georgia, serving approximately 765,000 members as of March 31, 2005. The following tables summarize our membership by state and by program as of March 31, 2005 and 2004.

	March 31,	March 31,
	2005	2004
State
Florida	530,000	495,000
New York	75,000	60,000
Connecticut	33,000	26,000
Illinois	68,000	—
Indiana	58,000	—
Louisiana	600	—

	764,600	581,000

Program
Medicaid	711,000	538,000
Medicare	53,600	43,000

	764,600	581,000

     The Company recently became licensed to offer Medicare services to beneficiaries in Georgia. As of March 31, 2005, the Company did not have any members in Georgia.

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

     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends in part on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive. Our arrangements with providers fall into two broad categories: capitation arrangements, where we pay the providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the healthcare provided. Generally, capitation payments represent less than 20% of our total medical benefits expense. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

     The State Children’s Health Insurance Program (“S CHIP”), developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. S CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering S CHIP through their Medicaid programs.

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

     Under the Medicare Advantage program, managed care plans can contract with The Centers for Medicare and Medicaid Services (“CMS”) to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare Advantage program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the service provided by the HMO exclusively and may be required to pay a premium to the federal Medicare program unless the HMO chooses to pay the premium as part of its benefit package.

Acquisitions

     We continually identify markets for potential acquisitions or expansion that would increase our membership and broaden our geographic presence. These potential acquisitions or expansion efforts are at various stages of internal consideration, and we may enter into letters of intent, transactions or other arrangements supporting our growth strategy at any time. However, we cannot predict when or whether such transactions or other arrangements will actually occur, and we may not be successful in completing potential acquisitions.

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

     We have used the same methodology for estimating our medical benefits expense and medical benefits payable since our acquisition of the WellCare group of companies in August 2002. Our policy is to record management’s best estimate of medical benefits payable. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.

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

     Changes in estimates of medical benefits payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon per member per month claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.

     Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries and the Harmony acquisition. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademarks, noncompete agreements, government contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

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

     We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the third quarter of each fiscal year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.

Results of Operations

     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months
	Ended March 31,
	2005	2004
Statement of Operations Data:
Revenues
Premium	99.3%	99.8%
Investment and other income	0.7%	0.2%

Total revenues	100.0%	100.0%

Expenses
Medical benefits	82.3%	83.3%
Selling, general and administrative	12.2%	12.2%
Depreciation and amortization	0.5%	0.5%
Interest	0.8%	0.8%

Total expenses	95.8%	96.8%

Income before income taxes	4.2%	3.2%
Income tax expense	1.6%	1.3%

Net Income	2.6%	1.9%

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

Three Month Period Ended March 31, 2005 Compared to the Three Month Period Ended March 31, 2004

     Premium revenue. Premium revenues for the three months ended March 31, 2005 increased $114.6 million, or 38%, to $415.9 million from $301.3 million for the same period last year. The increase is due to the addition of 84,000 Medicaid members resulting from the acquisition of Harmony in June 2004, organic growth in membership of 17%, and rate increases on our products. Total membership grew by 184,000 members, or 32%, from 581,000 at March 31, 2004 to approximately 765,000 at March 31, 2005.

     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended March 31, 2005 increased $93.1 million, or 43%, to $309.2 million from $216.1 million for the same period last year. The increase was primarily due to the members acquired through the acquisition of Harmony in June 2004, organic growth of 17%, and the increase in rates in the State of Florida effective July 1, 2004 of approximately 9%. Aggregate membership in the Medicaid segment grew by 173,000 members, or 32%, from 538,000 members at March 31, 2004 to approximately 711,000 at March 31, 2005.

     Medicare segment premium revenue for the three months ended March 31, 2005 increased $22.1 million, or 26%, to $106.7 million from $84.6 million for the same period last year. Growth in premium revenue within the Medicare segment was due to membership growth and the result of increased rates received for Medicare members, averaging approximately 10% based on the health status and demographic mix of our membership. Membership within the Medicare segment grew by 11,000 members, or 26%, from 43,000 members at March 31, 2004 to 54,000 members at March 31, 2005.

     Investment income. Investment income for the three months ended March 31, 2005 increased $2.4 million, or 415%, to $3.0 million from $0.5 million for the same period last year. For the three months ended March 31, 2005, the increase was due primarily to the investment of the net proceeds we received from our initial and follow-on public offerings of approximately $157.2 million and higher interest rate environment.

     Medical benefits expense. Medical benefits expense for the three months ended March 31, 2005 increased $93.5 million, or 37%, to $344.9 million from $251.4 million for the same period last year. The increase in medical benefits expense was due to organic growth in membership as well as through the acquisition of Harmony in June 2004. The medical benefits ratio, as a percentage of premium revenue, for the three months ended March 31, 2005 was 82.9% compared to 83.5% for the same period last year. The medical benefits ratio decreased in 2005 primarily as a result of lower overall utilization of services and increased premium rates received for Medicare members.

     The Medicaid segment medical benefits expense for the three months ended March 31, 2005 increased $74.9 million, or 41%, to $258.0 million from $183.1 million for the same period last year. The increase in medical benefits expense was primarily due to growth in membership and the acquisition of Harmony. The membership increase and the inclusion of Harmony accounted for $61.0 million of the increase when comparing the three-month periods. Increased healthcare costs and changes in membership mix accounted for $13.9 million of the quarterly increase. The Medicaid medical benefits ratio, as a percentage of premium revenue, for the three months ended March 31, 2005 was 83.4% compared to 84.7% for the same period last year. The Medicaid benefits ratio decreased in 2005 primarily as a result of lower overall utilization of services and increased premium rates received for Medicaid members.

     Medicare segment medical benefits expense for the three months ended March 31, 2005 increased $19.0 million, or 28%, to $86.9 million from $68.0 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $14.1 million of the increase in the quarter. Increased healthcare costs accounted for $4.9 million of the quarterly increase. The Medicare medical benefits ratio, as a percentage of premium revenue, for the three months ended March 31, 2005 was 81.5% compared to 80.4% for the same period last year. The medical benefits ratio increased due to changes in benefits design and higher utilization of services by our members.

     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2005 increased $14.5 million, or 39%, to $51.2 million from $36.8 million for the same period last year. Our SG&A expense to revenue ratio was 12.2% for the three months ended March 31, 2005 and 2004. The increase in SG&A expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

     Interest expense. Interest expense was $3.2 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase primarily relates to the additional amount of debt outstanding during the quarter ended March 31, 2005.

     Income tax expense. Income tax expense for the three months ended March 31, 2005 was $6.8 million with an effective tax rate of 39.1% as compared to $3.9 million for the same period last year with an effective tax rate of 39.9%.

     Net income. Net income for the three months ended March 31, 2005 was $10.6 million compared to $5.8 million for the same period last year, representing an increase of 82.8%.

Liquidity and Capital Resources

     We have financed our operations principally through internally generated funds. We generate cash mainly from premium revenue. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. We generally receive premium revenue in advance of payment of claims for related healthcare services. We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from these resources.

From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of March 31, 2005, no amounts have been drawn on the revolving credit facility.

     Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see our risk factor discussion included in the 2004 Form 10-K.

     As we generally receive payments in advance of payments of claims for healthcare services, we maintain estimated balances of cash and cash equivalents pending payment of claims. At March 31, 2005 and March 31, 2004, cash and cash equivalents were $340.7 million and $397.6 million, respectively. We also had short-term investments with maturities of three to twelve months of $173.7 million and $75.5 million at March 31, 2005 and March 31, 2004, respectively.

     Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of March 31, 2005 and March 31, 2004, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 54 days and 60 days, respectively. The average portfolio yield for the three month periods ended March 31, 2005 and March 31, 2004, was approximately 2.02% and 1.29%, respectively.

Overview of Cash Flow Activities

     For the periods ended March 31, 2005 and 2004 our cash flows are summarized as follows:

	2005	2004
Net cash provided by (used in) operations	$43,304	$(24,157)
Net cash used in investing activities	(100,358)	(10,774)
Net cash provided by (used in) financing activities	172	(3,591)

     Cash Used In Operations: The growth in cash provided by operations was primarily due to increased membership, improved profitability and changes in outstanding receivables and liabilities based on the timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash has historically increased during periods of enrollment growth.

     Cash Used in Investing Activities: The increase in cash used in investing activities is due to additional investments made during the quarter ended March 31, 2005.

     Cash from Financing Activities: The change in cash from financing activities is primarily due to option activity and debt payments.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2005, we had cash and cash equivalents of $340.7 million, investments classified as current assets of $173.7 million, and restricted investments on deposit for licensure of $31.5 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2005, the fair value of our fixed income investments would decrease by less than $1.8 million.

Similarly, a 1% decrease in market interest rates at March 31, 2005 would result in an increase of the fair value of our investments of less than $1.8 million.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of March 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Part II – OTHER INFORMATION

Item 1: Legal Proceedings.

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

     Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of March 31, 2005, we have not used any of the proceeds from the offering.

Follow-On Public Offering

     On December 22, 2004, we closed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by us. We received net proceeds of $44.9 million from this offering after deducting underwriting and other offering costs. As of March 31, 2005, we have not used any of the proceeds from the offering.

Item 3: Defaults Upon Senior Securities.

     None.

Item 4: Submission of Matters to a Vote of Security Holders.

     None.

Item 5: Other Information.

     None.

Item 6: Exhibits.

     The following exhibits are included herein:

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Amendment to Medicaid Managed Care Model Contract between Ulster County, New York and WellCare of New Work, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.2	Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the City of New York Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.3	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Greene County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.4	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Rensselear County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.5	Contract between the Indiana Office of Medicaid Policy, the Office of Children’s Health Insurance Program and Harmony Health Plan of Illinois, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 20, 2005.

10.6	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Columbia County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 20, 2005.

10.7	Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.8	Amendment No. 3 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.9	Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.10	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Dutchess County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

Exhibit
Number	Description
10.11	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Sullivan County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.12	Amendment to Contract P01162 between the Secretary of the Department of Health and Human Services and WellCare Health Plans, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 1, 2005.

10.13	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.14	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.15	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Orange County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 17, 2005.

10.16	Amendment to Medicare Managed Care Contract Pursuant to Section 1860D-31 of the Social Security Act for the Operation of a Medicare-Approved Prescription Drug Discount Card between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 29, 2005.

10.17	Amendment to Contract Number C-014386 between The State of New York and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 29, 2005.

10.18	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003.*

10.19	Offer letter to Rupesh Shah, dated July 15, 2004.*

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 10, 2005.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Paul L. Behrens

Paul L. Behrens, Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Amendment to Medicaid Managed Care Model Contract between Ulster County, New York and WellCare of New Work, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.2	Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the City of New York Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.3	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Greene County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.4	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Rensselear County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.5	Contract between the Indiana Office of Medicaid Policy, the Office of Children’s Health Insurance Program and Harmony Health Plan of Illinois, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 20, 2005.

10.6	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Columbia County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 20, 2005.

10.7	Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.8	Amendment No. 3 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.9	Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.10	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Dutchess County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

Exhibit
Number	Description
10.11	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Sullivan County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.12	Amendment to Contract P01162 between the Secretary of the Department of Health and Human Services and WellCare Health Plans, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 1, 2005.

10.13	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.14	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.15	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Orange County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 17, 2005.

10.16	Amendment to Medicare Managed Care Contract Pursuant to Section 1860D-31 of the Social Security Act for the Operation of a Medicare-Approved Prescription Drug Discount Card between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 29, 2005.

10.17	Amendment to Contract Number C-014386 between The State of New York and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 29, 2005.

10.18	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003.*

10.19	Offer letter to Rupesh Shah, dated July 15, 2004.*

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 10, 2005.

*	Filed herewith