Form 10-K/A
period 2004-12-31
WELLCARE HEALTH PLANS, INC.
filed 2005-06-22
CIK 1279363

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on February 15, 2005 (“2004 10-K”) by WellCare Health Plans, Inc. (the “Company”). In response to a comment raised by the staff of the Securities and Exchange Commission, the Company is hereby amending the statements contained in the last sentence in the paragraph included below under the caption “Evaluation of Disclosure Controls and Procedures” of Item 9A: Controls and Procedures. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are hereby filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

      For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the 2004 10-K is hereby amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update any other disclosures contained in the 2004 10-K.

PART II

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, as of December 31, 2004, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) The following documents are filed as part of this Form 10-K/A.

(1) Exhibits.

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Todd S. Farha	President, Chief Executive Officer and
Todd S. Farha	Director (Principal Executive Officer)	June 21, 2005

/s/ Paul L. Behrens	Chief Financial Officer (Principal
Paul L. Behrens	Financial and Accounting Officer)	June 21, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002