Form 10-Q
period 2005-06-30
WELLCARE HEALTH PLANS, INC.
filed 2005-08-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
     As of July 29, 2005, there were 39,162,722 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

-i-

Part I — FINANCIAL INFORMATION
Item 1:Financial Statements
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$253,495	$397,627
Investments	178,090	75,515
Premiums and other receivables, net	64,241	52,170
Prepaid expenses and other current assets	4,138	6,119
Income taxes receivable	10,917	1,615
Deferred income taxes	10,744	15,362

Total current assets	521,625	548,408
Property and equipment, net	22,408	12,587
Goodwill	185,779	180,848
Other intangibles, net	22,974	25,441
Restricted investment assets	35,805	31,473
Other assets	136	279

Total Assets	$788,727	$799,036

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$212,327	$190,595
Unearned premiums	233	63,449
Accounts payable and accrued expenses	39,895	35,520
Current portion of long-term debt	1,600	1,600

Total current liabilities	254,055	291,164
Notes payable to related party	25,000	25,000
Long-term debt	156,181	156,901
Deferred income taxes	16,665	14,818
Other liabilities	1,622	2,522

Total liabilities	453,523	490,405

Commitments and contingencies (see Note 4)
Stockholders’ Equity:
Preferred Stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)
Common Stock, $0.01 par value (100,000,000 authorized, 39,161,067 and 38,590,655 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	392	386
Paid-in capital	232,560	230,804
Retained earnings	102,237	77,444
Accumulated other comprehensive income (expense)	15	(3)

Total stockholders’ equity	335,204	308,631

Total Liabilities and Stockholders’ Equity	$788,727	$799,036

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share and unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Premium	$450,188	$320,740	$866,054	$621,990
Investment and other income	3,488	691	6,503	1,277

Total revenues	453,676	321,431	872,557	623,267

Expenses:
Medical benefits	365,804	263,784	710,730	515,219
Selling, general and administrative	59,093	39,121	110,341	75,912
Depreciation and amortization	2,048	2,026	4,090	3,685
Interest	3,566	1,846	6,771	4,111

Total expenses	430,511	306,777	831,932	598,927

Income before income taxes	23,165	14,654	40,625	24,340
Income tax expense	9,011	5,718	15,831	9,582

Net income	$14,154	8,936	$24,794	14,758

Class A common unit yield		(1,601)		(3,172)

Net income attributable to common units		$7,335		$11,586

Net income per share (see Note 1):
Net income per share — basic	$0.38		$0.66
Net income per share — diluted	$0.36		$0.64

Net income attributable per common unit (see Note 1):
Net income attributable per common unit — basic		$0.26		$0.42
Net income attributable per common unit — diluted		$0.23		$0.36

Pro forma net income per common share (see Note 1):
Pro forma net income per common share — basic		$0.32		$0.51
Pro forma net income per common share — diluted		$0.28		$0.44
See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months
	Ended June 30,
	2005	2004
Cash from operating activities:
Net income	$24,794	$14,758
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,090	3,685
Realized gains on investments	18	(2)
Equity-based compensation expense	1,171	1,322
Accreted interest	80	298
Deferred taxes, net	6,465	373
Provision for doubtful receivables	—	1,547
Net gain on loan prepayment	—	(2,697)
Changes in operating accounts, net of effect of acquisition:
Premiums and other receivables	(12,071)	(2,809)
Prepaid expenses and other current assets	2,084	(6,538)
Medical benefits payable	21,732	7,240
Unearned premiums	(63,216)	(49,489)
Accounts payable and accrued expenses	4,250	2,822
Accrued interest	(812)	(609)
Taxes payable	(9,302)	1,516
Other liabilities	(53)	—

Net cash used in operations	(20,770)	(28,583)

Cash from investing activities:
Purchase of business	(4,931)	(36,542)
Proceeds from sale and maturities of investments, net	25,719	48
Purchases of investments	(128,294)	(5,327)
Purchases and dispositions of restricted investments	(4,332)	(4,886)
Additions to property and equipment, net	(11,496)	(1,274)

Net cash used in investing activities	(123,334)	(47,981)

Cash from financing activities:
Contribution of capital	—	95
Proceeds from options exercised	772	—
Proceeds from debt issuance, net	—	159,200
Payments on debt	(800)	(104,792)

Net cash (used in) provided by financing activities	(28)	54,503

Cash and cash equivalents:
Decrease during period	(144,132)	(22,061)
Balance at beginning of period	397,627	237,321

Balance at end of period	$253,495	$215,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$18,671	$4,601

Cash paid for interest	$6,841	$6,021

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except member, share and unit data)
1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (“S-CHIP”), and Medicare programs, serving approximately 808,000 members as of June 30, 2005. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates in the states of Florida, Illinois, Indiana, New York, Connecticut, Louisiana and Georgia. The Company has also formed a domestic Florida insurance company through which it intends to operate its prescription drug plan business.
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
     In July 2004, the Company completed its initial public offering, at a price of $17 per share, whereby 1,100,000 shares were sold by a seller shareholder and 7,333,333 shares were sold by the Company. The offering resulted in net proceeds to the Company of approximately $112.3 million.
     In December 2004, the Company completed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by the Company. The Company received net proceeds of approximately $44.9 million from this offering.
     In June 2005, the Company completed an additional follow-on public offering of common stock whereby 7,475,000 shares were sold by selling stockholders. The Company received no proceeds from this offering.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Registration Statement on Form S-1 (No. 333-125680), filed with the Securities and Exchange Commission (the “SEC”) in June 2005, as amended (the “2005 Form S-1”). In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member, share and unit data)
     Certain 2004 amounts in the condensed consolidated financials statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income, total assets, liabilities or stockholders’ equity as previously reported.
Earnings Per Common Share and Earnings Attributable Per Common Unit
     We compute basic earnings per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted earnings per common share is computed on the basis of the weighted average number of restricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method.
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
     The components of total shares outstanding at June 30, 2005 and December 31, 2004, are as follows:

	June 30,	December 31,
	2005	2004
Common Shares Outstanding	34,836,062	34,681,436
Vested restricted shares	2,918,076	2,432,280
Unvested restricted shares	1,406,929	1,476,939
Options outstanding	2,656,726	2,415,075

Total Shares outstanding including options	41,817,793	41,005,730

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except member, share and unit data)
     The following table presents the calculation of net income per common share – basic and diluted and net income attributable per common unit – basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Numerator:
Net income — basic and diluted	$14,154	$8,936	$24,794	$14,758

Class A common unit yield		(1,601)		(3,172)

Net income attributable to common unit		$7,335		$11,586

Denominator
Weighted average common shares outstanding — basic	37,573,264		37,412,929
Dilutive effects of:
Stock options	797,291		814,668
Unvested restricted common shares	486,272		646,523

Weighted average common shares outstanding — diluted	38,856,827		38,874,120

Weighted average units outstanding — basic		27,877,804		27,745,863
Adjustment for unvested outstanding Class C common units and equity options issued		4,377,773		4,492,223

Weighted average units outstanding — diluted		32,255,577		32,238,086

Pro forma weighted average shares outstanding — basic		22,668,819		22,561,532

Pro forma weighted average shares outstanding — diluted		26,228,603		26,214,381

Net income per common share:
Net income per common share — basic	$0.38		$0.66
Net income per common share — diluted	$0.36		$0.64
Net income attributable per common unit:
Net income attributable per common unit — basic		$0.26		$0.42
Net income attributable per common unit — diluted		$0.23		$0.36
Pro forma net income per common share:
Pro forma net income per common share — basic		$0.32		$0.51
Pro forma net income per common share — diluted		$0.28		$0.44
     Certain options to purchase common stock were not included in the calculation of diluted earnings per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be antidilutive. For the three months ended June 30, 2005, these excluded weighted options outstanding totaled approximately 100,000 shares with exercise prices ranging from $33.60 to $36.88 per share.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member, share and unit data)
Equity-Based Compensation
     The following table illustrates the effect on net income, and net income attributable to common units, net income per common share and net income attributable per common unit as if the fair value based method had been applied to all awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)
Net income, as reported	$14,154	$8,936	$24,794	$14,758
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense determined under the intrinsic-value based method for all awards	286	300	724	458
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(1,983)	(758)	(4,088)	(1,257)

Net adjustment	(1,697)	(458)	(3,364)	(799)

Net income, as adjusted	$12,457	8,478	$21,430	13,959

Class A common unit yield		(1,601)		(3,172)

Adjusted net income attributable to common units		$6,877		$10,787

Net income per common share:
Basic-as reported	$0.38		$0.66
Basic-as adjusted	$0.33		$0.57
Diluted-as reported	$0.36		$0.64
Diluted-as adjusted	$0.32		$0.55
Net income attributable per common unit:
Basic-as reported		$0.26		$0.42
Basic-as adjusted		$0.25		$0.39
Diluted-as reported		$0.23		$0.36
Diluted-as adjusted		$0.21		$0.33
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
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which amends FASB Statement Nos. 123 and 95. SFAS 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. The Company is required to adopt SFAS 123(R) beginning January 1, 2006 under either a modified-prospective or modified-retrospective approach. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model is disclosed under the section titled, Earnings Per Common Share and Earnings Attributable Per Common Unit. The Company is currently evaluating the provisions of SFAS 123(R) and the expected effect on the Company including, among other items, selecting an option pricing model and determining the transition method.
     In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member, share and unit data)
2. BUSINESS ACQUISITION
     In June 2004, the Company acquired Harmony Health Systems, Inc. and its subsidiaries, (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. In June 2005, the Company made a subsequent payment of $4,932 as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003. The payment was recorded as an addition to goodwill during the quarter ended June 30, 2005. The results of Harmony’s operations have been included in the condensed consolidated financial statements since the acquisition date.
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
     The Medicaid segment includes operations which provide healthcare services to recipients that are eligible for state supported programs including Medicaid and family and children’s health programs. The Medicare segment includes operations which provide healthcare services to recipients who are eligible for the federally supported Medicare program. The Company no longer operates a commercial line of business.
     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Premium revenue:
Medicaid	$330,533	$240,479	$639,743	$456,599
Medicare	119,655	79,695	226,311	164,255
Corporate and other	—	566	—	1,136

Total	450,188	320,740	866,054	621,990
Medical benefits expense:
Medicaid	269,500	197,569	527,496	380,631
Medicare	96,304	66,726	183,234	134,695
Corporate and other	—	(511)	—	(107)

Total	365,804	263,784	710,730	515,219
Gross profit:
Medicaid	61,033	42,910	112,247	75,968
Medicare	23,351	12,969	43,077	29,560
Corporate and other	—	1,077	—	1,243

Total	$84,384	$56,956	$155,324	$106,771

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(In thousands, except members, share and unit data)
4. COMMITMENTS AND CONTINGENCIES
     The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management have a material adverse effect on its financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.
5. INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2005, net deferred tax liabilities were approximately $5,921. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
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
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. In addition, the Company must maintain certain fixed charge and leverage ratios. The Company believes that it is in compliance with all the financial and non-financial covenants at June 30, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report, our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in the 2004 Form 10-K and additional disclosures made in our 2005 Form S-1 filing.
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
     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:
•	the potential expiration, cancellation or suspension of our state or federal contracts;

•	the potential denial by the Centers for Medicare & Medicaid Services of our expansion or prescription drug plan applications;

•	our lack of prior operating history, including lack of experience with network providers and health benefits management, in expansion markets or in the prescription drug plan business;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	our ability to accurately estimate incurred but not reported medical costs;

•	risks associated with future changes in healthcare laws;

•	potential reductions in funding for government healthcare programs;

•	risks associated with periodic government reimbursement rate adjustments;

•	regulatory changes and developments, including potential marketing restrictions or sanctions and premium recoupment;

•	potential fines, penalties or operating restrictions resulting from regulatory audits, examinations, investigations or other inquiries;

•	risks associated with our acquisition strategy;

•	risks associated with our efforts to expand into additional states and counties;

•	risks associated with our substantial debt obligations; and

•	risks associated with our business obligations, including our ability to attract and retain qualified management personnel.
     Additional information concerning these and other important risks and uncertainties can be found under the heading “Risk Factors” in the 2005 Form S-1. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
     We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Our business currently operates health plans in Florida, New York, Connecticut, Illinois, Indiana, Louisiana and Georgia, serving approximately 808,000 members as of June 30, 2005. The following tables summarize our membership by state and by program as of June 30, 2005 and 2004.

	June 30,	June 30,
	2005	2004
State
Florida	538,000	510,000
Indiana	82,000	35,000
New York	80,000	63,000
Illinois	73,000	59,000
Connecticut	34,000	28,000
Louisiana	1,000	—

	808,000	695,000

Program
Medicaid	749,000	653,000
Medicare	59,000	42,000

	808,000	695,000

     The Company recently became licensed and received approval to offer Medicaid and Medicare services to beneficiaries in Georgia. As of June 30, 2005, the Company did not have any members in Georgia.
     We enter into contracts generally on an annual basis with government agencies that administer health benefits programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subsequently adjusted, up or down, generally at the commencement of each new contract period, although the states also have the ability to adjust the rates during the term of the contract. As the result of these periodic premium rate adjustments, we cannot predict with certainty what our future revenues will be under each of our government contracts.
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
     Estimation of medical benefits expense is our most significant critical accounting estimate. See “Management Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Policies.”
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
     One of our primary management tools for measuring profitability is our medical benefits ratio, the ratio of our medical benefits expense to the premiums we receive. Changes in the medical benefits ratio from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use medical benefits ratios both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although medical benefits ratios play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable medical benefits ratio if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.
Segments
     We have two reportable business segments: Medicaid and Medicare. Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including the Temporary Assistance to Needy Families and Supplemental Security Income programs.
     The Temporary Assistance to Needy Families program provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. Supplemental Security Income is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.
     The State Children’s Health Insurance Program (“S-CHIP”), developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. S-CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering S-CHIP through their Medicaid programs.
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
     Under the Medicare Advantage program, managed care plans can contract with the Centers for Medicare & Medicaid Services (“CMS”) to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare Advantage program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the services provided by the Medicare Advantage plan’s network providers exclusively and may be required to pay a premium to the federal Medicare program unless the Medicare Advantage plan chooses to pay the premium as part of its benefit package.
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

Recent Developments
     Medicare Prescription Drug Plan Benefits. We have received conditional approval from CMS to participate as a stand-alone prescription drug plan (“PDP”) under Medicare Part D beginning in January 2006. In addition, in June 2005, we filed bids with CMS for PDPs in all 34 regions established by CMS. If our bids, which include our benefits plan designs and proposed rates, are approved by CMS, we intend to provide stand-alone PDPs starting January 1, 2006. We believe that many of these beneficiaries, which include dual eligibles, will enroll in Medicare Part D coverage as a cost effective way of obtaining drug coverage. We incurred expenses relating to our PDP business in the second quarter of 2005 which impacted our earnings per fully diluted share by approximately $.02. We expect to incur additional expenses relating to our PDP business in the second half of 2005, particularly in the fourth quarter of 2005, including possibly resulting in a net loss in the fourth quarter. The expenses that we will incur in the second half of 2005 will depend on the number of Medicare beneficiaries who are auto-assigned into our PDP plans and the level of interest by potential beneficiaries of those plans. Depending on auto-assignments and the level of interest, these expenses may be significant.
     Georgia Expansion. We were recently awarded a Medicaid managed care contract by the Georgia Department of Community Health (“DCH”), pursuant to which DCH will transition approximately 1.1 million Medicaid and S-CHIP beneficiaries to Medicaid managed care plans beginning in January 2006. We also recently became licensed to offer Medicare services to beneficiaries in Georgia and received approval from CMS to provide Medicare services to beneficiaries in Fulton and Dekalb counties, which together represent 140,000 eligible enrollees. As of June 30, 2005, we did not have any Medicare or Medicaid members in Georgia. We expect to incur approximately $8 million to $10 million in pre-tax expenses in the second half of 2005, with spending more heavily weighted in the fourth quarter relating to our Georgia business.
     Illinois Medicaid Managed Care Funding. The Illinois state legislature recently adopted budget legislation directing the state Medicaid agency to renegotiate its contracts with managed care plans such as ours to significantly reduce premiums beginning on July 1, 2005. We recently entered into a new contract with the state Medicaid agency that includes the premium reductions. As the result of these premium rate reductions, we are reducing spending on new sales incentives, withdrawing from three southern Illinois counties and will experience a reduction in revenues from our Illinois operations. We do not expect our net income from our Illinois operations to be materially reduced as a result of these developments.
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
     Revenue recognition. We generate revenues primarily from premiums we receive from agencies of the federal government and the states in which we operate to provide healthcare benefits to our members. We receive a fixed premium per member per month to provide healthcare benefits to our members pursuant to our contracts in each of our markets. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members. Premiums collected in advance of the period in which we are obligated to provide services are deferred and reported as unearned premiums. Any amounts that have not been received remain on the balance sheet classified as premiums receivable. We also generate revenues from investments.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Statement of Operations Data:
Revenues
Premium	99.2%	99.8%	99.3%	99.8%
Investment and other income	0.8%	0.2%	0.7%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Medical benefits	80.6%	82.1%	81.5%	82.7%
Selling, general and administrative	13.0%	12.2%	12.6%	12.2%
Depreciation and amortization	0.5%	0.6%	0.5%	0.6%
Interest	0.8%	0.6%	0.8%	0.6%

Total expenses	94.9%	95.5%	95.4%	96.1%

Income before income taxes	5.1%	4.5%	4.6%	3.9%
Income tax expense	2.0%	1.8%	1.8%	1.5%

Net Income	3.1%	2.7%	2.8%	2.4%

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
Three and Six Month Period Ended June 30, 2005 Compared to the Three and Six Month Period Ended June 30, 2004
     Premium revenue. Premium revenues for the three months ended June 30, 2005 increased $129.5 million, or 40%, to $450.2 million from $320.7 million for the same period last year. For the six months ended June 30, 2005, premium revenues increased $244.1, or 39%, to $866.1 million from $622.0 million for the same period last year. The increase is due to the addition of members both organically and from the Harmony acquisition, and premium rate increases on our products. Total membership grew by 113,000 members, or 16%, from 695,000 at June 30, 2004 to approximately 808,000 at June 30, 2005.
     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended June 30, 2005 increased $90.0 million, or 37%, to $330.5 million from $240.5 million for the same period last year. For the six months ended June 30, 2005, Medicaid segment premium revenue increased $183.1 million, or 40%, to $639.7 million from $456.6 million for the same period last year. The increase in Medicaid segment revenue is due to organic growth in membership of 15% and the inclusion of revenue generated on members acquired from Harmony in June 2004. In addition, increases in premium rates received from the State of Florida effective July 1, 2004 of approximately 9% contributed to the revenue increase. Aggregate membership in the Medicaid segment grew by 96,000 members, or 15%, from 653,000 at June 30, 2004 to approximately 749,000 at June 30, 2005.

     Medicare segment premium revenue for the three months ended June 30, 2005 increased $40.0 million, or 50%, to $119.7 million from $79.7 million for the same period last year. For the six months ended June 30, 2005, Medicare segment premium revenue increased $62.0 million, or 38%, to $226.3 million from $164.3 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily due to membership growth and the premium increases associated with the demographic mix of our membership. Membership within the Medicare segment grew by 17,000 members, or 40%, from 42,000 at June 30, 2004 to 59,000 at June 30, 2005.
     Investment income. Investment income for the three months ended June 30, 2005 increased $2.8 million, or 405%, to $3.5 million from $0.7 million for the same period last year. For the six months ended June 30, 2005, investment income increased $5.2 million, or 409%, to $6.5 million from $1.3 million for the same period last year. The increase was due primarily to the investment of the net proceeds we received from our initial and follow-on public offerings of approximately $157.2 million in the aggregate and a higher interest rate environment.
     Medical benefits expense. Medical benefits expense for the three months ended June 30, 2005 increased $102.0 million, or 39%, to $365.8 million from $263.8 million for the same period last year. For the six months ended June 30, 2005, medical benefits expense increased $195.5 million, or 38%, to $710.7 million from $515.2 million for the same period last year. The increase in medical benefits expense was due to growth in membership. The medical benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2005 was 81.3% compared to 82.2% for the same period last year. For the six months ended June 30, 2005, the medical benefits ratio was 82.1% compared to 82.8% for the same period last year. The medical benefits ratio decreased primarily as a result of lower overall utilization of services and increases in premium rates received.
     The Medicaid segment medical benefits expense for the three months ended June 30, 2005 increased $71.9 million, or 36%, to $269.5 million from $197.6 million for the same period last year. For the six months ended June 30, 2005, Medicaid medical benefits expense increased $146.9 million, or 39%, to $527.5 million from $380.6 million for the same period last year. The increase in medical benefits expense was primarily due to growth in membership. The membership increase accounted for $54.3 million of the increase when comparing the three-month periods. Increased healthcare costs accounted for the remaining $17.6 million of the quarterly increase. The Medicaid medical benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2005 was 81.5% compared to 82.2% for the same period last year. For the six months ended June 30, 2005, the Medicaid medical benefits ratio was 82.5% compared to 83.4% for the same period last year. The Medicaid medical benefits ratio decreased primarily as a result of lower overall utilization of services and increased premium rates received for Medicaid members.
     Medicare segment medical benefits expense for the three months ended June 30, 2005 increased $29.6 million, or 44%, to $96.3 million from $66.7 million for the same period last year. For the six months ended June 30, 2005, Medicare medical benefits expense increased $48.5 million, or 36%, to $183.2 million from $134.7 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $25.6 million of the increase in the quarter. Increased healthcare costs and changes in membership mix accounted for $4.0 million of the quarterly increase. The Medicare medical benefits ratio, as a percentage of premium revenue, for the three months ended June 30, 2005 was 80.5% compared to 83.7% for the same period last year. For the six months ended June 30, 2005, the Medicare medical benefits ratio was 81.0% compared to 82.0% for the same period last year. The Medicare medical benefits ratio decreased due to lower overall utilization of services by our members and increased premium rates received per Medicare member.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2005 increased $20.0 million, or 51%, to $59.1 million from $39.1 million for the same period last year. For the six months ended June 30, 2005, SG&A expense increased $34.4 million, or 45%, to $110.3 million from $75.9 million for the same period last year. Our SG&A expense to revenue ratio was 13.0% for the three months ended June 30, 2005 compared to 12.2% for the same period last year. For the six months ended June 30, 2005, our SG&A expense to revenue ratio was 12.6% compared to 12.2% for the same period last year. The increase in SG&A expense was primarily due to investments in Medicare expansion activities, information technology, and increased spending necessary to support and sustain our membership growth. Additionally, SG&A expense increased due to costs incurred to evaluate and submit our PDP proposal which approximated $0.02 per fully diluted share for the quarter ended June 30, 2005.

     Interest expense. Interest expense was $3.6 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $6.8 million and $4.1 for the six months ended June 30, 2005 and 2004, respectively. The increase primarily relates to the additional amount of debt outstanding at June 30, 2005.
     Income tax expense. Income tax expense for the three months ended June 30, 2005 was $9.0 million with an effective tax rate of 39% as compared to $5.7 million for the same period last year with an effective tax rate of 39%. Income tax expense for the six months ended June 30, 2005 was $15.8 million with an effective tax rate of 39% as compared to $9.6 million with an effective tax rate of 39% for the same period last year.
     Net income. Net income for the three months ended June 30, 2005 was $14.2 million compared to $8.9 million for the same period last year, representing an increase of 58%. For the six months ended June 30, 2005, net income was $24.8 million compared to $14.8 million for the same period last year, representing an increase of 68%.
Liquidity and Capital Resources
     We have financed our operations principally through internally generated funds. We generate cash mainly from premium revenue. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. We generally receive premium revenue in advance of payment of claims for related healthcare services. We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of June 30, 2005, no amounts have been drawn on the revolving credit facility.
     Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in the 2005 Form S-1.
     As we generally receive premiums in advance of payments of claims for healthcare services, we maintain estimated balances of cash and cash equivalents pending payment of claims. At June 30, 2005 and June 30, 2004, cash and cash equivalents were $253.5 million and $215.3 million, respectively. We also had short-term investments with maturities of three to twelve months of $178.1 million and $39.1 million at June 30, 2005 and June 30, 2004, respectively.
     Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of June 30, 2005 and June 30, 2004, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 54 days and 60 days, respectively. The average portfolio yield for the three month periods ended June 30, 2005 and June 30, 2004, was approximately 2.16% and 1.68%, respectively.
Overview of Cash Flow Activities
     For the six month periods ended June 30, 2005 and 2004 our cash flows are summarized as follows:

	2005	2004
Net cash used in operations	(20,770)	(28,583)
Net cash used in investing activities	(123,334)	(47,981)
Net cash (used in) provided by financing activities	(28)	54,503
     Cash Used In Operations: The decrease in cash used in operations was primarily due to changes in outstanding receivables, unearned premiums, tax payments and liabilities based on the timing of cash receipts and payments.

     Cash Used in Investing Activities: The increase in cash used in investing activities during the period ended June 30, 2005 is primarily due to additional investments made from cash principally generated by our public offerings.
     Cash from Financing Activities: The change in cash from financing activities is primarily due to debt repayments and proceeds during the period ended June 30, 2004.
Off-Balance Sheet Arrangements
     At June 30, 2005, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     As of June 30, 2005, we had cash and cash equivalents of $253.5 million, investments classified as current assets of $178.1 million, and restricted investments on deposit for licensure of $35.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2005, the fair value of our fixed income investments would decrease by less than $1.8 million. Similarly, a 1% decrease in market interest rates at June 30, 2005 would result in an increase of the fair value of our investments of less than $1.8 million.
Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of June 30, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Controls
     There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.
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
     Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of June 30, 2005, we have not used any of the proceeds from the offering.
Item 3: Defaults Upon Senior Securities.
     None.
Item 4: Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of WellCare Health Plans, Inc. (“WellCare”) was held on June 15, 2005. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected. At the meeting, the matters listed below were submitted to a vote of the stockholders of WellCare.

Proposal One	The election of three directors to serve as Class 1 Directors through 2008. The vote with respect to each nominee was as follows:
(a)	35,565,528 votes were cast for the election of Todd S. Farha as a Director; 29,221 votes were withheld.

(b)	35,562,289 votes were cast for the election of Regina E. Herzlinger as a Director; 32,460 votes were withheld.

(c)	34,410,173 votes were cast for the election of Kevin F. Hickey as a Director; 1,184,576 votes were withheld.

Proposal Two	The approval of WellCare Health Plans, Inc. 2005 Employee Stock Purchase plan:

For	Against	Abstentions	Broker Non-Votes
30,770,219	872,203	6,120	3,946,207

Proposal Three:	The ratification and selection of Deloitte & Touche LLP as WellCare’s independent registered public accounting firm for the year ended 2005:

For	Against	Abstentions	Broker Non-Votes
35,589,078	3,619	2,052	—
Item 5:Other Information.
     None.

Item 6: Exhibits.
     The following exhibits are included herein:

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Contract (H0712/P0138) between the Centers for Medicare & Medicaid Services and FirstChoice Health Plans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.2	Contract (P01354) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.3	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Rockland County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.4	Amendment to Contract No. C017720 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.5	Amendment to Medicare Managed Care Contract Pursuant to Section 1860D-31 of the Social Security Act for Operation of a Medicare-Approved Prescription Drug Discount Card between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 11, 2005.

10.6	Amendment to Contract No. C-014386 between The State of New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 11, 2005.

10.7	Amendment to Contract P01162 between the Department of Health and Human Services Centers for Medicare & Medicaid Services and WellCare of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.8	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.9	Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.10	Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.11	Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

Exhibit
Number	Description
10.12	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the New York City Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.13	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.14	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.15	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.16	Performance Share Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.17	Amendment No. 7 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.18	Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.19	Contract No. 0654 between The Georgia Department of Community Health and WellCare for Provision of Services to Georgia Healthy Families and WellCare Health Plans of Georgia, Inc. dated July 18, 2005.*

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

* Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 4, 2005.

WELLCARE HEALTH PLANS, INC.
By:	/ s / Paul L. Behrens
Paul L. Behrens, Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are included herein:

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Contract (H0712/P0138) between the Centers for Medicare & Medicaid Services and FirstChoice Health Plans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.2	Contract (P01354) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.3	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and Rockland County, New York, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.4	Amendment to Contract No. C017720 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on April 7, 2005.

10.5	Amendment to Medicare Managed Care Contract Pursuant to Section 1860D-31 of the Social Security Act for Operation of a Medicare-Approved Prescription Drug Discount Card between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 11, 2005.

10.6	Amendment to Contract No. C-014386 between The State of New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 11, 2005.

10.7	Amendment to Contract P01162 between the Department of Health and Human Services Centers for Medicare & Medicaid Services and WellCare of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.8	Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.9	Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.10	Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.11	Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

Exhibit
Number	Description

10.12	Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the New York City Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.13	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.14	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.15	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.16	Performance Share Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.

10.17	Amendment No. 7 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.18	Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.19	Contract No. 0654 between The Georgia Department of Community Health and WellCare for Provision of Services to Georgia Healthy Families, dated July 18, 2005.*

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2005.* * Filed herewith