Form 10-Q
period 2005-09-30
WELLCARE HEALTH PLANS, INC.
filed 2005-11-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-32209
WELLCARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0937650 (I.R.S. Employer Identification No.)

8725 Henderson Road, Renaissance One Tampa, Florida (Address of principal executive offices)	33634 (Zip Code)
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
Yes ☐       No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     As of October 31, 2005, there were 39,227,761 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

-i-

Part I— FINANCIAL INFORMATION
Item 1: Financial Statements
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$436,084	$397,627
Investments	178,403	75,515
Premiums and other receivables, net	56,167	52,170
Prepaid expenses and other current assets	7,033	6,119
Income taxes receivable	—	1,615
Deferred income taxes	19,195	15,362

Total current assets	696,882	548,408
Property and equipment, net	29,526	12,587
Goodwill	185,779	180,848
Other intangibles, net	22,854	25,441
Restricted investment assets	36,595	31,473
Other assets	111	279

Total Assets	$971,747	$799,036

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$228,712	$190,595
Unearned premiums	138,252	63,449
Income taxes payable	3,308	—
Accounts payable and accrued expenses	46,188	35,520
Current portion of long-term debt	1,600	1,600

Total current liabilities	418,060	291,164
Notes payable to related party	25,000	25,000
Long-term debt	155,821	156,901
Accrued interest	881	—
Deferred income taxes	16,110	14,818
Other liabilities	2,667	2,522

Total liabilities	618,539	490,405

Commitments and contingencies (see Note 3)
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)
Common stock, $0.01 par value (100,000,000 authorized, 39,224,921 and 38,590,655 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	392	386
Paid-in capital	234,266	230,804
Retained earnings	118,533	77,444
Accumulated other comprehensive income (expense)	17	(3)

Total stockholders’ equity	353,208	308,631

Total Liabilities and Stockholders’ Equity	$971,747	$799,036

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Premium	$490,902	$373,625	$1,356,956	$995,615
Investment and other income	4,553	1,019	11,056	2,296

Total revenues	495,455	374,644	1,368,012	997,911

Expenses:
Medical benefits	396,111	296,737	1,106,841	811,956
Selling, general and administrative	66,674	46,164	177,015	122,076
Depreciation and amortization	2,286	1,916	6,376	5,601
Interest	3,630	2,915	10,401	7,026

Total expenses	468,701	347,732	1,300,633	946,659

Income before income taxes	26,754	26,912	67,379	51,252
Income tax expense	10,459	10,119	26,290	19,701

Net income	$16,295	$16,793	$41,089	$31,551

Net income per share (see Note 1):
Net income per share — basic	$0.43	$0.48	$1.09	$1.18
Net income per share — diluted	$0.41	$0.45	$1.05	$1.07
See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months
	Ended September 30,
	2005	2004
Cash from operating activities:
Net income	$41,089	$31,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,376	5,601
Disposal of property and equipment	(42)	—
Realized losses (gains) on investments	20	(2)
Equity-based compensation expense	2,698	1,713
Accreted interest	120	338
Deferred taxes, net	(2,541)	(2,256)
Deferred rent expense	289	—
Provision for doubtful receivables	—	1,789
Net gain on loan prepayment	—	(2,697)
Changes in operating accounts, net of effect of acquisition:
Premiums and other receivables	(3,997)	(22,144)
Prepaid expenses and other current assets	(786)	(7,714)
Medical benefits payable	38,117	11,029
Unearned premiums	74,803	(9,657)
Accounts payable and accrued expenses	11,628	1,119
Accrued interest	(468)	(598)
Taxes payable	4,923	17,539
Other liabilities	(53)	(168)

Net cash provided by operating activities	172,176	25,443

Cash from investing activities:
Purchase of business	(5,931)	(36,542)
Proceeds from sale and maturities of investments, net	41,148	8,728
Purchases of investments	(144,036)	(119,776)
Purchases and dispositions of restricted investments, net	(5,122)	(8,435)
Additions to property and equipment	(19,529)	(4,471)

Net cash used in investing activities	(133,470)	(160,496)

Cash from financing activities:
Contribution of capital	—	95
Proceeds from options exercised	951	—
Proceeds from debt issuance, net	—	159,200
Payments on debt	(1,200)	(108,433)
Proceeds from initial public offering, net	—	112,295

Net cash (used in) provided by financing activities	(249)	163,157

Cash and cash equivalents:
Increase during period	38,457	28,104
Balance at beginning of period	397,627	237,321

Balance at end of period	$436,084	$265,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$23,888	$4,925

Cash paid for interest	$9,756	$8,691

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except member and share data)
1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (“S-CHIP”), and Medicare programs, serving approximately 862,000 members as of September 30, 2005. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates in the states of Florida, Illinois, Indiana, New York, Connecticut, Louisiana and Georgia. The Company has also formed a domestic Florida insurance company through which it intends to operate its prescription drug plan (“PDP”) business.
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
     In July 2004, the Company completed its initial public offering, at a price of $17 per share, whereby 1,100,000 shares were sold by a selling stockholder and 7,333,333 shares were sold by the Company. The offering resulted in net proceeds to the Company of approximately $112.3 million.
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
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) in February 2005, as amended. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member and share data)
     Certain 2004 amounts in the condensed consolidated financials statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income, total assets, liabilities or stockholders’ equity as previously reported.
Net Income Per Common Share
     The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding employee stock options and restricted shares using the treasury stock method.
     The following table presents the calculation of net income per common share — basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income — basic and diluted	$16,295	$16,793	$41,089	$31,551

Denominator:
Weighted average common shares outstanding — basic	37,848,513	35,093,632	37,559,719	26,767,093
Dilutive effects of:
Stock options	872,571	542,338	833,969	421,233
Unvested restricted common shares	947,639	1,975,458	746,895	2,229,149

Weighted average common shares outstanding — diluted	39,668,723	37,611,428	39,140,583	29,417,475

Net income per common share:
Net income per common share — basic	$0.43	$0.48	$1.09	$1.18
Net income per common share — diluted	$0.41	$0.45	$1.05	$1.07
     Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be antidilutive. For the three months ended September 30, 2005, approximately 12,000 shares with exercise prices ranging from $39.28 to $41.10 per share were excluded from diluted weighted average common shares outstanding.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member and share data)
Equity-Based Compensation
     The following table illustrates the effect on net income and net income per common share as if the fair value based method had been applied to all awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$16,295	$16,793	$41,089	$31,551
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense included in net reported income, determined under the intrinsic-value based method for all awards	945	599	1,666	1,055
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(2,900)	(1,462)	(6,985)	(2,714)

Net adjustment	(1,955)	(863)	(5,319)	(1,659)

Net income, as adjusted	$14,340	$15,930	$35,770	$29,892

Net income per common share:
Basic — as reported	$0.43	$0.48	$1.09	$1.18
Basic — as adjusted	$0.38	$0.45	$0.95	$1.12
Diluted — as reported	$0.41	$0.45	$1.05	$1.07
Diluted — as adjusted	$0.36	$0.43	$0.91	$1.03
     The Company has equity-based compensation plans for the benefit of its eligible associates, consultants and directors. The Company accounts for equity-based compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends FASB Statement Nos. 123 and 95. SFAS 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period (usually the vesting period). The grant-date fair value of the award will be estimated using option-pricing models. The Company is required to adopt SFAS 123(R) beginning January 1, 2006 under either a modified-prospective or modified-retrospective approach. The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model is disclosed under the section titled, Equity Based-Compensation. The Company is currently evaluating the provisions of SFAS 123(R) and the expected effect on the Company including, among other items, selecting an option pricing model and determining the transition method.
     In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except member and share data)
2. SEGMENT REPORTING
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
     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Premium revenue:
Medicaid	$355,346	$290,105	$995,089	$746,704
Medicare	135,556	83,516	361,867	247,772
Corporate and other	—	4	—	1,139

Total	490,902	373,625	1,356,956	995,615
Medical benefits expense:
Medicaid	285,825	229,230	813,321	609,860
Medicare	110,286	68,284	293,520	202,979
Corporate and other	—	(777)	—	(883)

Total	396,111	296,737	1,106,841	811,956
Gross profit:
Medicaid	69,521	60,875	181,768	136,844
Medicare	25,270	15,232	68,347	44,793
Corporate and other	—	781	—	2,022

Total	$94,791	$76,888	$250,115	$183,659

3. COMMITMENTS AND CONTINGENCIES
     The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, would not be covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.
4. INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005, net deferred tax assets were approximately $3,085. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(In thousands, except members and share data)
5. CREDIT AGREEMENT
     On September 1, 2005, the Company and certain subsidiaries of the Company entered into a First Amendment to the Credit Agreement (the “Amended Credit Agreement”) pursuant to which certain terms of the Credit Agreement, dated as of May 13, 2004 (the “Credit Agreement”) to which the Company and certain of its subsidiaries are parties, were amended.
     The credit facilities under the Amended Credit Agreement consist of a senior secured term loan facility in the amount of approximately $158,000 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of September 30, 2005, the revolving credit facility had not been utilized.
     The Amended Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions substantially similar to the covenants contained in the Credit Agreement prior to the effectiveness of the Amended Credit Agreement. The Amended Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis beginning in 2005. The Company believes that it is in compliance with all the financial and non-financial covenants under the Amended Credit Agreement at September 30, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report, our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in the 2004 Form 10-K and additional disclosures made in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the“SEC”) in June 2005 (the “2005 Form S-1”).
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
     Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:
•	the potential expiration, cancellation or suspension of our state or federal contracts;

•	our lack of prior operating history, including lack of experience with network providers and health benefits management, in expansion markets, including Georgia;

•	our lack of prior operating history in the prescription drug plan (“PDP”) business and potential inability to accurately predict the number of new members in our PDP plans, including those who enroll through affirmative choice as well as through auto-assignment;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	the potential for confusion in the marketplace concerning PDP programs resulting from, among other things, the proliferation of health care options facing Medicare beneficiaries and the complexity of the PDP offerings, including the benefit structures;

•	the potential that we will receive inquiries in excess of our ability to service such inquiries;

•	our ability to accurately estimate incurred but not reported medical costs;

•	risks associated with future changes in healthcare laws, including repeal or modification of the Medicare Modernization Act of 2003 or any portion thereof;

•	potential reductions in funding for government healthcare programs, including reductions in funding resulting from the escalating costs of prescription drugs;

•	risks associated with periodic government reimbursement rate adjustments, the timing of the CMS risk-corridor payments to PDP providers and the accounting treatment for the PDP programs;

•	our ability to develop processes and systems to support our operations and future growth;

•	regulatory changes and developments, including potential marketing restrictions or sanctions and premium recoupment;

•	potential fines, penalties or operating restrictions resulting from regulatory audits, examinations, investigations or other inquiries;

•	risks associated with our acquisition strategy;

•	risks associated with our efforts to expand into additional states and counties;

•	risks associated with our substantial debt obligations; and

•	risks associated with our rapid growth, including our ability to attract and retain qualified management personnel.
     Additional information concerning these and other important risks and uncertainties can be found under the headings “Forward-Looking Statements” and “Risk Factors” in the 2005 Form S-1, which contain discussions of our business and the various factors that may affect it. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview
     We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Our business currently operates health plans in Florida, New York, Connecticut, Illinois, Indiana, Louisiana and Georgia, serving approximately 862,000 members as of September 30, 2005. The following tables summarize our membership by state and by program as of September 30, 2005 and 2004.

	September 30,	September 30,
	2005	2004
State
Florida	546,000	527,000
Illinois	97,000	63,000
Indiana	94,000	45,000
New York	89,000	66,000
Connecticut	35,000	33,000
Louisiana	1,000	—

	862,000	734,000

Program
Medicaid	797,000	690,000
Medicare	65,000	44,000

	862,000	734,000

     We became licensed and received approval to offer Medicaid and Medicare services to beneficiaries in Georgia in 2005. As of September 30, 2005, we had minimal membership in Georgia.
     We enter into contracts generally on an annual basis with government agencies that administer health benefits programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subsequently adjusted, up or down, generally at the commencement of each new contract period, although the states also have the ability to adjust the rates during the term of the contract. As a result of these periodic premium rate adjustments, we cannot predict with certainty what our future revenues will be under each of our government contracts.
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
     Estimation of medical benefits expense is our most significant critical accounting estimate. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
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
     S-CHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. S-CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering S-CHIP through their Medicaid programs.
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
Recent Developments
     Medicare Prescription Drug Plan Benefits. On September 23, 2005, we received formal approval from CMS to provide stand-alone prescription drug plans under Medicare Part D in all 34 PDP regions beginning in January 2006. In addition, we received notification from CMS that we will be eligible to receive auto-assignment of Medicare dual-eligibles into our stand-alone PDPs in 33 of those 34 PDP regions, with Arizona being the sole exception.
     We incurred pre-tax administrative expenses of $4.6 million, or $0.07 per diluted share after tax related to infrastructure, technology and systems to manage our new PDP products. These expenses negatively impacted our net income in the second and third quarters of 2005 and we expect to incur approximately $22 to $30 million in pre-tax PDP-related administrative expenses in the fourth quarter of 2005.
     Georgia Expansion: In July 2005, we were awarded Medicaid managed care contracts by the Georgia Department of Community Health (“DCH”), pursuant to which DCH will transition approximately 1.1 million Medicaid and S-CHIP beneficiaries to Medicaid managed care plans beginning on April 1, 2006. In March 2005, we were also awarded a contract by CMS to offer Medicare services to beneficiaries in Fulton and DeKalb counties in Georgia, which represent 140,000 eligible enrollees. We incurred pre-tax administrative expenses of $1.1 million, or $0.02 per diluted share after tax, related to the Georgia expansion in the third quarter of 2005 and expect to incur approximately $3 to $5 million in pre-tax Georgia-related administrative expenses during the fourth quarter of 2005.
Critical Accounting Policies
     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting policies discussed below are those that are most important to the presentation of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
     We have used the same methodology for estimating our medical benefits expense and medical benefits payable since our acquisition of the WellCare group of companies in August 2002. Our policy is to record management’s best estimate of medical benefits payable. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.
     Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.
     Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in making assumptions regarding trends in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to predict accurately estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.
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

     Changes in estimates of medical benefits payable are primarily the result of obtaining more complete claims information that directly correlates with the claims and provider reimbursement trends. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period known.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Statement of Operations Data:
Revenues
Premium	99.1%	99.7%	99.2%	99.8%
Investment and other income	0.9%	0.3%	0.8%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Medical benefits	79.9%	79.2%	80.9%	81.4%
Selling, general and administrative	13.5%	12.3%	12.9%	12.2%
Depreciation and amortization	0.5%	0.5%	0.5%	0.5%
Interest	0.7%	0.8%	0.8%	0.7%

Total expenses	94.6%	92.8%	95.1%	94.8%

Income before income taxes	5.4%	7.2%	4.9%	5.2%
Income tax expense	2.1%	2.7%	1.9%	2.0%

Net Income	3.3%	4.5%	3.0%	3.2%

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
Three and Nine Month Period Ended September 30, 2005 Compared to the Three and Nine Month Period Ended September 30, 2004
     Premium revenue. Premium revenues for the three months ended September 30, 2005 increased $117.3 million, or 31%, to $490.9 million from $373.6 million for the same period last year. For the nine months ended September 30, 2005, premium revenues increased $361.4 million, or 36%, to $1,357.0 million from $995.6 million for the same period last year. The increase is mainly due to the addition of members, the mix of these members between our product lines and the demographics mix of our membership. Additionally, premium rate increases on our products and the inclusion of Harmony for the entire period ended September 30, 2005, compared to only four months for the period ended September 30, 2004, also contributed to the increase in premium revenues. Total membership grew by 128,000 members, or 17%, from 734,000 at September 30, 2004 to 862,000 at September 30, 2005.
     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended September 30, 2005 increased $65.2 million, or 22%, to $355.3 million from $290.1 million for the same period last year. For the nine months ended September 30, 2005, Medicaid segment premium revenue increased $248.4 million, or 33%, to $995.1 million from $746.7 million for the same period last year. The increase in Medicaid segment revenue is due to growth in membership and increases in premium rates. Aggregate membership in our Medicaid segment grew by 107,000 members, or 16% from 690,000 at September 30, 2004 to 797,000 at September 30, 2005, in part due to the transition of 22,000 members from another health plan exiting the Illinois Medicaid market.

     Medicare segment premium revenue for the three months ended September 30, 2005 increased $52.1 million, or 62%, to $135.6 million from $83.5 million for the same period last year. For the nine months ended September 30, 2005, Medicare segment premium revenue increased $114.1 million, or 46%, to $361.9 million from $247.8 million for the same period last year. Growth in Medicare segment premium revenue was primarily due to membership growth. Membership within the Medicare segment grew by 21,000 members, or 48%, from 44,000 at September 30, 2004 to 65,000 at September 30, 2005.
     Investment income. Investment income for the three months ended September 30, 2005 increased $3.6 million, or 360%, to $4.6 million from $1.0 million for the same period last year. For the nine months ended September 30, 2005, investment income increased $8.8 million, or 383%, to $11.1 million from $2.3 million for the same period last year. The increase was due primarily to the investment of proceeds from our public offerings, excess cash generated by operations and a higher interest rate environment.
     Medical benefits expense. Medical benefits expense for the three months ended September 30, 2005 increased $99.4 million, or 33%, to $396.1 million from $296.7 million for the same period last year. For the nine months ended September 30, 2005, medical benefits expense increased $294.8 million, or 36%, to $1,106.8 million from $812.0 million for the same period last year. The increase in medical benefits expense was due to growth in membership. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue, for the three months ended September 30, 2005 was 80.7% compared to 79.4% for the same period last year. For the nine months ended September 30, 2005 and 2004, the medical benefits ratio was 81.6%.
     The Medicaid segment medical benefits expense for the three months ended September 30, 2005 increased $56.6 million, or 25%, to $285.8 million from $229.2 million for the same period last year. For the nine months ended September 30, 2005, Medicaid medical benefits expense increased $203.4 million, or 33%, to $813.3 million from $609.9 million for the same period last year. The increase in medical benefits expense was primarily due to growth in membership. The membership increase accounted for $54.1 million of the increase when comparing the three-month periods. Increased healthcare costs accounted for the remaining $2.5 million of the quarterly increase. The Medicaid medical benefits ratio, for the three months ended September 30, 2005 was 80.4% compared to 79.0% for the same period last year. For the nine months ended September 30, 2005 and 2004, the Medicaid medical benefits ratio was 81.7%.
     Medicare segment medical benefits expense for the three months ended September 30, 2005 increased $42.0 million, or 62%, to $110.3 million from $68.3 million for the same period last year. For the nine months ended September 30, 2005, Medicare medical benefits expense increased $90.5 million, or 45%, to $293.5 million from $203.0 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $28.3 million of the increase when comparing the three-month periods. Increased healthcare costs accounted for $13.7 million of the quarterly increase. The Medicare medical benefits ratio, for the three months ended September 30, 2005 was 81.4% compared to 81.8% for the same period last year. For the nine months ended September 30, 2005, the Medicare medical benefits ratio was 81.1% compared to 81.9% for the same period last year.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2005 increased $20.5 million, or 44%, to $66.7 million from $46.2 million for the same period last year. For the nine months ended September 30, 2005, SG&A expense increased $54.9 million, or 45%, to $177.0 million from $122.1 million for the same period last year. Our SG&A expense to revenue ratio was 13.5% for the three months ended September 30, 2005 compared to 12.3% for the same period last year. For the nine months ended September 30, 2005, our SG&A expense to revenue ratio was 12.9% compared to 12.2% for the same period last year. The increase in SG&A expense was primarily due to investments in Medicare expansion activities, information technology and increased spending necessary to support and sustain our membership growth. Additionally, SG&A expense for the three month period ended September 30, 2005 increased, due to costs incurred relating to our Georgia expansion and PDP implementation costs of approximately $0.09 per fully diluted share.

     Interest expense. Interest expense was $3.6 million and $2.9 million for the three months ended September 30, 2005 and 2004, respectively, and $10.4 million and $7.0 for the nine months ended September 30, 2005 and 2004, respectively. The increase primarily relates to the additional amount of debt outstanding for the periods ended September 30, 2005 and the rising interest rate environment.
     Income tax expense. Income tax expense for the three months ended September 30, 2005 was $10.5 million with an effective tax rate of 39% as compared to $10.1 million for the same period last year with an effective tax rate of 38%. Income tax expense for the nine months ended September 30, 2005 was $26.3 million with an effective tax rate of 39% as compared to $19.7 million with an effective tax rate of 38% for the same period last year.
     Net income. Net income for the three months ended September 30, 2005 was $16.3 million compared to $16.8 million for the same period last year, representing a decrease of 3%. The decrease in net income when comparing the three month periods ended September 30, 2005 and 2004 is primarily due to our Georgia and PDP new business initiatives. For the nine months ended September 30, 2005, net income was $41.1 million compared to $31.6 million for the same period last year, representing an increase of 30%.
Liquidity and Capital Resources
     We have financed our operations principally through internally generated funds. We generate cash mainly from premium revenue. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. We generally receive premium revenue in advance of payment of claims for related healthcare services. We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from these resources. We believe we have adequate resources to fund our PDP and Georgia new business initiatives. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of September 30, 2005, the revolving credit facility had not been utilized.
     Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in the 2005 Form S-1.
     As we generally receive premiums in advance of payments of claims for healthcare services, we maintain estimated balances of cash and cash equivalents pending payment of claims. At September 30, 2005 and 2004, cash and cash equivalents were $436.1 million and $265.4 million, respectively. We also had short-term investments of $178.4 million and $144.8 million at September 30, 2005 and 2004, respectively.
     Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of September 30, 2005 and 2004, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 46 days and 30 days, respectively. The average portfolio yield for the three-month periods ended September 30, 2005 and 2004, was approximately 2.6% and 1.7%, respectively.
Overview of Cash Flow Activities
     For the nine-month periods ended September 30, 2005 and 2004 our cash flows are summarized as follows (in thousands):

	2005	2004
Net cash provided by operations	$172,176	$25,443
Net cash used in investing activities	(133,470)	(160,496)
Net cash (used in) provided by financing activities	(249)	163,157

     Cash Provided By Operations: The increase in cash provided by operations was primarily due to changes in unearned premiums, tax payments and liabilities based on the timing of cash receipts and payments and increase in net income.
     Cash Used in Investing Activities: The decrease in cash used in investing activities during the nine month period ended September 30, 2005 is primarily due to purchases of investments, the purchase of Harmony in 2004 and additions to property and equipment.
     Cash from Financing Activities: The change in cash from financing activities is due to proceeds from debt issuance, repayment of old debt and cash generated by our public offerings during the period ended September 30, 2004.
Off-Balance Sheet Arrangements
     At September 30, 2005, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of SEC Regulation S-K.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     As of September 30, 2005, we had cash and cash equivalents of $436.1 million, investments classified as current assets of $178.4 million, and restricted investments on deposit for licensure of $36.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2005, the fair value of our fixed income investments would decrease by less than $1.8 million. Similarly, a 1% decrease in market interest rates at September 30, 2005 would result in an increase of the fair value of our investments of less than $1.8 million.
Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of September 30, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Controls
     There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act) as of September 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.
     In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 29, 2004.
     Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of September 30, 2005, we have not used any of the proceeds from the offering.

Item 3: Exhibits.
     The following exhibits are included herein:

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Amendment to Contract (P01309/H1903) between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2005.

10.2	Amendment to Contract (P00813) between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on July 14, 2005

10.3	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2005.

10.4	Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.5	Amendment No. 7 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.6	Amendment to Contract No. C017720 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2005.

10.7	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2005.

10.8	Amendment No. 9 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.9	Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.10	Amendment to Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K on filed on September 20, 2005.

10.11	Contract between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.12	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.13	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare

Exhibit
Number	Description
of Florida, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.14	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.15	Contract (H11416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.16	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.17	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

* Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 2, 2005.

WELLCARE HEALTH PLANS, INC.

By:	/ s / Paul L. Behrens

Paul L. Behrens, Chief Financial Officer
(Principal Financial and Accounting Officer and duly
authorized officer)

EXHIBIT INDEX
     The following exhibits are included herein:

Exhibit
Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1	Amendment to Contract (P01309/H1903) between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2005.

10.2	Amendment to Contract (P00813) between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on July 14, 2005

10.3	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2005.

10.4	Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.5	Amendment No. 7 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.6	Amendment to Contract No. C017720 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2005.

10.7	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2005.

10.8	Amendment No. 9 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.9	Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.10	Amendment to Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K on filed on September 20, 2005.

10.11	Contract between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.12	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.13	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K

Exhibit
Number	Description
filed on October ___, 2005.

10.14	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.15	Contract (H11416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.16	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.17	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

31.1	Certificate of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 2, 2005.*

* Filed herewith