Form 10-K
WELLCARE HEALTH PLANS, INC.
filed 2006-02-14
CIK 1279363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____________ to _____________

_________________________________________________

Commission File Number 001-32209

WellCare Health Plans, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0937650
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

8725 Henderson Road, Renaissance One Tampa, Florida	33634
(Address of Principal Executive Offices)	(Zip Code)

(813) 290-6200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,289,376 shares) on June 30, 2005 was $684,965,742 (based on the closing price of $35.51 per share on June 30, 2005 as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 9, 2006 there were outstanding 39,499,056 shares of the registrant's Common Stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We have centralized core functions, such as claims processing and medical management, combined with localized marketing and strong provider relationships. We believe that this approach has allowed us to effectively grow our business, both through organic growth and through acquisitions. As of December 31, 2005, we operated health plans in Florida, New York, Illinois, Indiana, Connecticut, Louisiana and Georgia and had an aggregate of approximately 855,000 members.

We serve individuals eligible for Medicaid and Medicare benefits, including individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families and the Supplemental Security Income Medicaid programs, known as TANF and SSI, respectively, and the State Children’s Health Insurance programs, generally known as SCHIP. Medicaid is a joint federal and state health insurance program for certain low-income and disabled individuals. The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals. Families who exceed the income thresholds for Medicaid may be able to qualify for the state SCHIP program. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare Advantage is Medicare’s managed care option. We believe that our experience in managing healthcare for this broad range of beneficiaries better positions us to capitalize on growth opportunities across all of these programs. In addition, unlike many other managed care organizations that attempt to serve the general population through commercial health plans, we focus exclusively on serving individuals in government programs. We believe that this focus allows us to better serve our members and providers and to more efficiently manage our operations.

We were formed in May 2002 when we acquired our Florida, New York and Connecticut health plans. From inception to July 2004, we operated through a holding company that was a Delaware limited liability company. In July 2004, immediately prior to the closing of our initial public offering that company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc. Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200. Our website is www.wellcare.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission, or SEC. References to “WellCare,” “we,” “our” and “us” refer to WellCare Health Plans, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our Health Plans

As of December 31, 2005, we had an aggregate of approximately 855,000 Medicaid and Medicare members. The following tables summarize our Medicaid and Medicare membership by state and our membership by program as of December 31, 2005.

State	Total Members
Florida	545,000
New York	95,000
Illinois	92,000
Indiana	85,000
Connecticut	37,000
Louisiana	1,000

Program	Total Members
Medicaid	786,000
Medicare	69,000

The Company recently began offering Medicare services to beneficiaries in Georgia. As of December 31, 2005, total Medicare membership in Georgia was less than 300.

We enter into our Medicaid and Medicare contracts with government agencies that administer health benefits programs. These contracts generally have terms of one to three years. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each program. The amount of premiums we receive for each member is fixed, although it varies according to the government program at issue and according to demographics, including the member’s geographic location, age and sex.

Medicaid. The Medicaid programs and services we offer to our members vary by state and county and are designed to address the unique needs of our members within the various communities we serve. Although our Medicaid contracts determine to a large extent the type and scope of healthcare services that we arrange for our members, we also customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from all facets of primary care and preventative programs to full hospitalization and tertiary care.

Members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive healthcare from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for many of our plans.

Medicare. Through our Medicare Advantage plans, we also cover a wide spectrum of medical services. We provide an enhanced level of services relative to standard fee-for-service Medicare coverage, ranging from reduced out-of-pocket expenses to prescription drug coverage. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows them to better predict their healthcare costs.

Most of our Medicare plans require members to pay a co-payment for services provided, and the amount of the co-payment varies by benefit. None of our plans require a deductible for services. Members are required to use our network of providers, except in limited cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive healthcare from a specialist. Also, compared to our Medicaid plans, we have more flexibility in designing benefits packages, and we can charge members a premium for benefits that the Medicare fee-for-service plan does not offer. We also offer “special needs” plans in each of our markets. Special needs plans are designed to provide specialized care and support for dual-eligible beneficiaries with frailties or serious chronic conditions. We believe that our special needs plans are attractive to this population due to the enhanced benefit offerings.

As part of the Medicare reform legislation known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, beginning in January 2006, every Medicare recipient was provided the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. The Medicare Part D benefit is available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. Medicare managed care organizations are required to offer a Part D drug benefit plan, called an MA-PD plan, in every region in which they operate. We were awarded contracts to offer MA-PD plans in all regions where we currently offer Medicare Advantage plans. Our MA-PD plans are offered as part of our Medicare Advantage plans.

In addition, fee-for-service beneficiaries are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of Medicare-approved PDP plans available in their region. The Centers for Medicare & Medicaid Services, known as CMS, has created 34 PDP regions nationwide. In September 2005, CMS awarded us a contract to offer stand-alone PDP plans in all 34 CMS regions. In addition, we are eligible to receive auto-assignments of Medicare dual-eligible beneficiaries into our PDP plans in 33 of the 34 regions, with Arizona being the sole exception. At the beginning of 2006, we began offering our PDP plans nationwide in each of the 34 PDP regions to approximately 620,000 PDP plan members, including members who were automatically assigned into our PDP plans and members who voluntarily elected them. However, our ability to accurately estimate our PDP membership is currently constrained, in part, due to challenges with regard to the timing and administration of enrollments and disenrollments. We operate our PDP plans under the WellCare name. Our PDP contract with CMS expires on December 31, 2006.

Florida

We are the largest operator of Medicaid managed care plans in Florida. We began providing Medicaid services in Florida in 1994, and now operate the two largest Medicaid managed care plans in the state, Staywell Health Plans, or Staywell, and HealthEase, which operate in 15 counties and 30 counties, respectively. We also participate in Florida’s SCHIP program, known as Healthy Kids. We began providing Medicare services in Florida in 2000 and now operate our Medicare Advantage plan in 22 counties under the WellCare name. During 2005, our overall membership in Florida grew from approximately 532,000 members to approximately 545,000 members.

Our Medicaid contracts with the State of Florida for our Staywell and HealthEase plans expire on June 30, 2006. Our Medicare contract for our WellCare plan expires on December 31, 2006. Our Healthy Kids contract with the State of Florida expires on September 30, 2006.

    New York

Our New York plan began operations in 1985. We currently offer Medicaid plans in 13 counties in the State of New York. We also offer Child Health Plus and Family Health Plus plans in New York. We also operate Medicare Advantage plans in 14 counties under the WellCare name. In addition, we recently agreed to participate in a New York state-sponsored pilot program for dual-eligibles in Albany and New York Counties. We provide both our Medicaid and Medicare plans under the WellCare name. During 2005, our overall New York membership grew from approximately 69,000 members to approximately 95,000 members.

Our Medicaid and Family Health Plus contract with the State of New York expires on September 30, 2008 and our Medicaid and Family Health Plus contract with the City of New York expires on September 30, 2007. The dual-eligible pilot program contracts with New York and Albany Counties expire on December 31, 2006. Our New York Medicare contract with CMS expires on December 31, 2006. We also have a Child Health Plus contract with the State of New York that expires on December 31, 2006.

Illinois

Our Illinois subsidiary operates under the name Harmony Health Plan of Illinois, which we acquired in June 2004. Harmony began operations in Illinois in 1996. We also began offering Medicare Advantage plans in two counties commencing in May 2005. During 2005, our total membership in Illinois grew from approximately 67,000 members to approximately 92,000 members. The 2005 membership increase is in part due to the transition of 22,000 members from another health plan exiting the Illinois Medicaid market.

Our Medicaid contract with the State of Illinois expires on July 31, 2006 and our Illinois Medicare contract with CMS expires on December 31, 2006.

Indiana

Harmony also operates a Medicaid managed care plan in Indiana under the name Harmony Health Plan of Indiana. Harmony began operations in Indiana in February 2001. During 2005, Harmony’s membership in Indiana grew from approximately 45,000 members to approximately 85,000 members.

Our Medicaid contract with the State of Indiana expires on December 31, 2006.

Connecticut

In Connecticut, we operate our Medicaid managed care plans under the name PreferredOne and our Medicare Advantage plans under the WellCare name. Our Connecticut plan began operations in 1995. We currently offer Medicaid services in each of Connecticut’s eight counties and Medicare services in three Connecticut counties. During 2005, our total Connecticut membership grew from approximately 34,000 members to approximately 37,000 members.

Our Medicaid contracts with the State of Connecticut expire on June 30, 2007 and our Connecticut Medicare contract with CMS expires on December 31, 2006.

Louisiana

We began operations as a Medicare managed care plan in Louisiana in September 2004. Our Louisiana plan operates under the WellCare name in ten Louisiana parishes. During 2005, Medicare membership in Louisiana grew from less than 100 members to approximately 1,000 members.

Our Louisiana Medicare contract with CMS expires on December 31, 2006.

Georgia

We began operations as a Medicare managed care plan in Fulton and Dekalb Counties in Georgia in March 2005 under the WellCare name. In addition, in July 2005, we were awarded a Medicaid managed care contract by the Georgia Department of Community Health, or DCH, pursuant to which DCH will transition approximately 1.1 million Medicaid and SCHIP beneficiaries to Medicaid managed care plans expected to begin in the second quarter of 2006. As of December 31, 2005, our Medicare membership in Georgia was less than 300.

Our Georgia Medicare contract with CMS expires on December 31, 2006 and our Medicaid contract with DCH expires on June 30, 2006.

Our Growth Strategy

Our objective is to be the leading provider of managed care services for government-sponsored healthcare programs. To achieve this objective, we intend to expand our Medicaid business within our existing markets, leverage our established Medicaid business to continue to develop Medicare plans and enter new Medicaid and Medicare markets through internal growth, expansion of our current service territory, new product initiatives and selective acquisitions. For example, during 2005, we were awarded contracts in all six Georgia Medicaid managed care regions and in 2006 we successfully launched our PDP plans. We also may achieve our growth strategy by acquiring existing Medicaid and/or Medicare managed care businesses.

We also believe that our PDP initiative is a significant growth opportunity. We intend to capitalize on this opportunity by applying our expertise in benefit design, our experience in developing and managing prescription drug formularies, our understanding of the health conditions of Medicare beneficiaries, especially the low income eligibles, our understanding of member demographics, and our marketing. We also believe that our exclusive focus on government-sponsored healthcare programs, such as Medicaid and Medicare, will enable us to successfully attract members to our PDP plans.

Provider Networks

We have longstanding, established relationships with many of our network providers in the markets we currently serve. We arrange for the provision of healthcare services to our members through mutually non-exclusive contracts with independent primary care physicians, specialists, ancillary medical agencies and professionals and hospitals. We seek to enter into mutually beneficial arrangements with our providers which help them to develop their practices. We strive to provide quality service and to be a low-hassle partner in developing and maintaining strong relationships with our providers. In addition, our approach to contracting has allowed us to build strong provider networks, which we believe provides our members with access to physicians to whom they may not otherwise have access.

The primary care physicians in our network play an integral role in managing the healthcare of our members. The relationship between the primary care physician, or PCP, and a member is critical for the member to make the most effective use of managed care. Our PCPs are encouraged to discuss care options with new members during their first visit, and answer questions they may have about managed care, as well as to assist them in understanding the role of the PCP. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians. As of December 31, 2005, our network included over 40,000 physicians and approximately 400 hospitals.

We also have contracted with ancillary medical providers and professionals for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with a national pharmacy benefit manager that provides a local pharmacy network in each of our markets where pharmacy is a covered benefit as well as where we offer PDP plans. As of December 31, 2005, we had approximately 40,000 contracted pharmacies in this network. We also offer, through one of our subsidiaries which uses in-house resources, comprehensive management of mental health and substance abuse services.

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

In order to help ensure the quality of our providers, we credential and re-credential our providers using standards that are required by Medicare and the states in which we operate. We also continuously upgrade and review our networks to help ensure adequacy of coverage and compliance of individual providers with our network and operational standards, and we replace and add providers as appropriate.

Our contracts with hospitals, independent primary care physicians and specialists are typically for one to two year periods and automatically renew for successive one-year terms. The contracts generally can be cancelled by either party upon a specified prior written notice period, which is typically 60 or 90 days, subject to various conditions. With respect to our hospital contracts, the hospital is paid for all medically necessary inpatient and outpatient services, including emergency services, diagnostic services and therapeutic care provided to members. With the exception of admissions from the emergency room, all inpatient hospital services require precertification from our utilization review staff. All contracted hospitals are required to participate in our utilization review and quality improvement programs.

Provider Payment Methods

We utilize three primary methods of payment with our network providers: a fixed fee per member, which is commonly referred to as capitation, fee-for-service and risk sharing arrangements, the latter of which we utilize in our Medicare business. In addition, in order to encourage our PCPs to be proactive in the treatment of our members, we pay a fee-for-service rate in excess of the capitation rate to our PCPs who provide specified preventative health services, such as childhood immunizations, lead screening and well-child check-ups. In New York, PCPs to whom we pay a capitation also receive an additional payment, or bill-above, for supplying us with timely encounter data regarding the nature of members’ Medicaid visits. We use this data to improve the level of preventative healthcare available under our plans, such as vaccinations, immunizations and health screenings for newborn children. This data also helps us to monitor the amount and level of medical treatment and improve our compliance with regulatory reporting requirements to ensure our contracted providers are providing appropriate medical care. We periodically review our payment methods as necessary. Factors we generally consider in adjusting payment methods include changes to state Medicaid fee schedules, the competitive environment, current market conditions, anticipated utilization patterns and projected medical benefits expense.

Medicaid

Capitation. We pay most of our PCPs on a capitation basis. Under this arrangement, the PCP is at risk for all costs related to the services rendered by such physician, with the exception of those preventative health services that are paid in addition to the capitation and subject, in some cases, to stop-loss arrangements. In some instances, certain specialty physicians are also paid on a capitated basis. For the year ended December 31, 2005, approximately 17% of our Medicaid payments to physicians were on a capitated basis.

Fee-for-Service. We pay our other providers, including most specialists, based upon the service performed, which is referred to as fee-for-service. For the year ended December 31, 2005, approximately 83% of our Medicaid payments to providers were on a fee-for-service basis. The primary fee-for-service arrangements are payments based on a percentage of the Medicaid fee schedule and per diem and case rates. These arrangements may also be combined. The following is a description of the principal fee-for-service arrangements we utilize:

•	Percentage of Medicaid fee schedule. We pay providers a specified percentage of the amount Medicaid would pay under the fee-for-service program.

•
Per diem and case rates. Hospital facility costs are generally reimbursed at negotiated per diem or case rates, which vary depending upon the level of care. Lower intensity services are generally paid at a lower rate than high intensity services. For example, services provided on behalf of a newborn baby who needs to gain weight and stays in the hospital a few days longer than the mother would typically be paid at a lower rate; whereas a neo-natal intensive care unit stay for a baby born with severe developmental disabilities would be paid at a higher rate.

A significant percentage of our fee-for-service contracts with providers allow for automatic adjustments in payments based upon changes in government reimbursement rates.

Medicare

Risk-sharing Arrangements. Within our capitation and fee-for-service arrangements, which accounted for 23% and 77%, respectively, of our Medicare payments to providers for the year ended December 31, 2005, a small number of Medicare providers operate under specialized capitated risk arrangements in order to more efficiently align our interests. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium paid, which is evaluated on an individual or group basis, subject to monitoring and analysis by our actuaries. Based on this analysis, we estimate the amount, if any, due to the provider and establish a liability and pay the applicable provider on a periodic basis, to the extent that the balance exceeds claim payments.

Out-of-Network Providers

When our members receive services for which we are responsible from a provider outside our network, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In some cases, we may be obligated to pay the full rate billed by the provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are obligated to pay only the amount that that hospital would have received from CMS under traditional Medicare.

Sales and Marketing Programs

Our sales force consists of approximately 600 associates. Our sales force operates throughout all of our regions with the exception of Indiana, where we do not maintain a sales force because Indiana members choose their providers, each of which is associated with a particular Medicaid plan, as opposed to choosing an HMO directly. Our sales associates focus their efforts on individuals and communities, rather than on employer groups. We believe that our targeted sales and marketing efforts are primarily responsible for our rapid membership growth in several of our markets.

We have developed our sales and marketing programs on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in churches, community centers and in coordination with government agencies. We regularly participate in local events and festivals and organize community health fairs to promote our products and the benefits of preventative care. We also utilize traditional marketing methods such as direct mail, telemarketing, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, with more than eighteen languages represented, including Spanish, Russian and Chinese. This allows us to target specific demographic markets, including markets requiring specific language skills and knowledge.

In addition, we have fee-for-service relationships with third-party brokers and agents to help us promote our Medicare plans in some markets.

Our PDP marketing efforts are largely focused on individuals who are dually eligible for both Medicare and Medicaid and on applying our expertise in benefit design, developing and managing prescription drug formularies and marketing as well as our understanding of the health conditions of Medicare beneficiaries, especially low-income beneficiaries, and of member demographics. We are relying primarily on auto-assignment of members to grow our PDP plans. However, we are also marketing our PDP plans through traditional direct mail initiatives as well as through an alliance agreement with Walgreens Health Initiatives, Inc., a wholly owned subsidiary of Walgreen Co. Pursuant to this alliance we are making educational information available at pharmacy counters in each of Walgreens’ nationwide retail locations. Those PDP members who enroll via this alliance will be issued a joint WellCare/Walgreens prescription drug card allowing prescriptions to be filled at participating pharmacies nationwide, including at any Walgreens store.

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

Quality Improvement

We continually strive to improve the quality of care delivered by our network providers to our members. We believe that it is important to continuously improve the delivery of quality care and measure the results of our quality improvement efforts in order to continue to grow our managed care business.

Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines specific, ongoing processes and services designed to improve the delivery of quality healthcare services to our members, as well as to ensure compliance with regulatory and accreditation standards. Our Quality Improvement Committee includes senior executive management and other key company associates as members. The Quality Improvement Committee also has a number of subcommittees that are charged with monitoring certain aspects of care and service, such as healthcare utilization, pharmacy services and provider credentialing/recredentialing. Several of our subcommittees include physicians as members.

Elements of our Quality Improvement Program include the following: evaluation of the effects of particular preventative measures; member satisfaction surveys; grievance and appeals processes for members and providers; orientation visits to, and site audits of, select providers; provider credentialing and recredentialing; ongoing member education programs; ongoing provider education programs; health plan accreditation; and medical record audits.

As part of our Quality Improvement Program, we have implemented changes to our reimbursement methods to reward those providers who encourage preventative care, such as well-child check-ups and prenatal care. In addition, we have specialized systems to support our quality improvement activities. We gather information from our systems to identify opportunities to improve care and to track the outcomes of the services provided to achieve those improvements. Some examples of our intervention programs include: a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants; a program to reduce the number of inappropriate emergency room visits; a disease management program to decrease the need for emergency room visits and hospitalizations for asthma, congestive heart failure and diabetes patients; and a wound management program to redirect specialized care to the home setting, resulting in improved patient outcomes and reduced cost of care.

We believe that these efforts have improved the quality of care delivered by our network of providers to our members, while reducing our medical costs. As a result of our Quality Improvement Program, in 2004 we received a three-year accreditation from the Accreditation Association for Ambulatory Health Care, or AAAHC, in the State of Florida.

Corporate Compliance

Due to the increasingly complex legal and ethical questions facing all participants in the healthcare industry, we have unified our corporate ethics and compliance policies by implementing a comprehensive corporate ethics and compliance program, called the Trust Program. The Trust Program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and high standards of business ethics. The Trust Program applies to members of our board of directors, our associates, including our Chief Executive Officer and Chief Financial Officer, and in some cases, our business partners and our independent contractors. We intend to disclose any future amendments to or waivers from the Trust Program, if any, made with respect to our directors and executive officers on our Internet site.

We maintain and update training and monitoring programs to educate our directors, associates and independent contractors on the legal and regulatory requirements of their respective duties and positions and to detect possible violations. To help ensure compliance with the Trust Program, we also undergo regular, periodic compliance audits by internal and external auditors and compliance staff who have expertise in federal and state healthcare laws and regulations.

Competition

We compete with other managed care providers such as Centene Corporation, Molina Healthcare, Inc., Amerigroup Corp., Humana, Inc. and UnitedHealth Group, Inc. for government healthcare program contracts, renewals of those government contracts, members and providers  Many of our competitors are large companies that have greater financial, technological and marketing resources than we do. Our Medicaid plans collectively have approximately 52%, 2%, 11%, 58% and 17% market share based on membership in Florida, New York, Connecticut, Illinois and Indiana, respectively. Currently, our Medicare market share in Louisiana, Connecticut, Illinois, Georgia and New York is minimal. Our Medicare plan in Florida has an approximately 9% market share based on membership, competing with approximately 30 other managed care plans. In addition, we are one of only ten nationwide PDP plans.

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

In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional commercial managed care organizations that serve Medicare recipients and provider-sponsored organizations. MMA may cause a number of commercial managed care organizations already in our service areas to decide to enter the Medicare market. MMA also created a new competitive bidding process for the 2006 plan year, setting the payment and beneficiary premiums and benefits, without limiting the number of bidders that may provide the benefits.

In addition, beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program was implemented pursuant to MMA. Medicare PPOs allow their members more flexibility to select physicians than the current Medicare Advantage plans, such as HMOs, which often require members to coordinate with a primary care physician. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans, including the plans we offer. We are currently evaluating the effects of MMA and the implications for our business, which could increase competition in our Medicare markets. Although regional PPOs will be offered by at least one Medicare plan in 37 states in 2006, we did not submit bids to offer regional PPOs in 2006.

Regulation

Our healthcare operations are highly regulated by both state and federal government agencies. Regulation of managed care products and healthcare services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently.

In order to operate a health plan, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. Our health plans are licensed to operate as health maintenance organizations in Florida, New York, Connecticut, Illinois, Indiana, Georgia and Louisiana.

In order to operate a PDP, the MMA generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. However, CMS has implemented two waiver processes to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they do business, even if the state already has in place a licensing process for PDP sponsors. For plan years 2006 and 2007, PDP sponsors may seek a “single state waiver” in such states by submitting to CMS a waiver application. Prior to submitting the application to CMS, the PDP sponsor must have submitted a PDP licensure application to each such state. Once granted, this waiver permits the PDP to operate even without having obtained a license from the state. A “regional plan waiver” also is available to PDP sponsors that have obtained licensure as a risk-bearing entity in at least one state in a PDP region, and this waiver allows the PDP sponsor to operate throughout that particular PDP region pending the granting of a license by the other states in the region, if such states have a licensing process for PDP sponsors. The entity through which we operate our PDP plans currently is licensed as a domestic insurance company in the State of Florida and as a foreign insurer in thirteen states plus the District of Columbia. In the remaining states, the PDP entity is currently operating under one of the previously mentioned CMS waivers, but is applying for authority to conduct business as a foreign insurer.

As HMOs and insurance companies, we are regulated by both the state insurance departments and in some cases in respect of the HMOs, another state agency with responsibility for oversight of health management organizations. Generally, the licensing requirements are the same for us as they are for commercial managed healthcare organizations. We generally must demonstrate to the state, among other things, that:

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

Each of our health plans is required to report quarterly, if not monthly, on its performance to the appropriate regulatory agency in the state in which it is licensed. Each plan also undergoes periodic examinations and reviews by the applicable state. The plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds and prior to entering into certain transactions between the plan and a related party. Each plan must maintain a net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. In addition, any change in control of a health plan must also be approved by the state in which the plan is domiciled. For purposes of these laws, in general, control is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

In addition, our Medicaid and SCHIP activities are regulated by each state’s department of health services or equivalent agency, and our Medicare activities are regulated by CMS. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

State enforcement authorities, including state attorneys general and Medicaid fraud control units, have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry, including health insurers and managed care organizations. We routinely respond to requests for information from these entities and, more generally, we endeavor to cooperate fully with all government agencies that regulate our business.

Medicaid

Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled persons. It is state-operated and implemented, although it is funded by both the state and federal governments. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

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

Some states, such as those in which we operate, award contracts to applicants that can demonstrate that they meet the state’s requirements. Other states engage in a competitive bidding process for all or certain programs. We must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

•	we must measure provider access and availability in terms of the time needed for a member to reach the doctor’s office using public transportation;

•	our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventative services;

•
we must have linkages with schools, city or county health departments, and other community-based providers of healthcare, in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	we must have the capability to meet the needs of disabled members and others with “special needs”;

•	our providers and member service representatives must be able to communicate with members who do not speak English or who are hearing impaired; and

•	our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided and to process claims for payment in a timely fashion. We must also have adequate financial resources needed to protect the state, our providers and our members against the risk of our insolvency.

Once awarded, our Medicaid government contracts generally have terms of one to three years, with renewal options at the discretion of the states. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our health plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan such as an HMO benefit plan in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide comparable Medicare benefits as a traditional fee-for-service Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit. In 2006, Medicare beneficiaries have the option of selecting the new prescription drug benefit from an existing Medicare Advantage plan or through a PDP. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan. Under the standard drug coverage for 2006, Medicare beneficiaries have drug benefits as follows:

•	an initial annual deductible of $250;

•	cost sharing of 25% for the beneficiary and 75% for the Part D plan on the next $2,000 of prescription drug costs up to an initial limit of $2,250;

•	no insurance coverage for annual drug costs of the beneficiary between $2,250 and $5,100 (sometimes referred to as the “donut hole”); and

•	once the beneficiary has spent $3,600 in out-of-pocket drug costs in a year, the beneficiary pays the greater of 5% of the drug costs or $2 for generic drugs and $5 for brand name drugs.

Plans are not required to mirror these limits; instead, drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. The standard drug coverage will be adjusted on an annual basis and plans will submit new bids annually. The MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. The Medicare Part D drug benefit is offered by regional prescription drug plans and by Medicare Advantage plans. Medicare Advantage organizations must offer at least one plan with the new drug benefit in every region in which they operate. Medicare Advantage plans may also offer a stand-alone prescription drug plan in which fee-for-service Medicare beneficiaries may elect to participate.

The MMA also revised payment methodologies for Medicare Advantage organizations. Beginning in 2006, the MMA expands the Medicare Advantage program to include new regional PPO plans which provide out-of-network benefits in addition to in-network benefits. The Secretary of Health and Human Services, or HHS, created 26 regions for the new regional PPO program. Although regional PPOs will be offered by at least one Medicare plan in 37 states in 2006, we did not submit bids to offer regional PPOs in 2006.

In addition, the MMA created a new competitive bidding process which began in 2006 for the Medicare Advantage program. This process was established to set the payment to the Medicare Advantage plans and to establish the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program and replaces the prior Adjusted Community Rating (ACR) process. Along with other Part D plans, including PDPs and MA-PDs, we bid on the Part D benefits in June of 2005. Based on the bids submitted, CMS established a national benchmark. In 2006, CMS will pay the Part D plans a percentage of the benchmark on a per member per month basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level will qualify for the federal low income subsidy, through which the federal government will help pay the member’s Part D premium and certain other cost sharing expenses.

The MMA shifts coverage responsibility for the drug benefit for those individuals dually eligible for both Medicaid and Medicare. Prior to 2006, the drug coverage responsibility for the dual-eligible population was left to the state Medicaid programs. Starting January 1, 2006, dual-eligibles began receiving their drug coverage from the Medicare program and not the Medicaid program. In the fall of 2005, each dual-eligible beneficiary was encouraged to select an MA-PD plan or PDP plan for their prescription drug coverage. Those who did not select a prescription drug plan were auto-assigned into a stand-alone PDP, such as ours, effective January 1, 2006.

The MMA also created the drug discount card and transitional assistance program as an interim program until the new Medicare Part D prescription drug benefit went into effect. Beginning in January 2006, Medicare members who enrolled into a Medicare Part D plan were disenrolled from the discount drug card program. Beginning in 2006, new members are not allowed to enroll into the discount drug card program. The discount drug card program will run until May 15, 2006 when the program will be fully replaced by the Medicare Part D prescription drug program. We have been an endorsed sponsor of the discount drug card since June 2004.

 SCHIP Programs

The State Children’s Health Insurance Program, or SCHIP, is a federal and state matching program designed to help states expand health insurance to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. States have the option of administering SCHIP through their existing Medicaid programs, creating separate programs or combining both strategies. The SCHIP programs in Florida, New York, Connecticut, Illinois, Indiana and Georgia are administered by the same agency that administers the state’s Medicaid program. Currently, all 50 states, the District of Columbia and all U.S. territories have approved SCHIP plans, and many states continue to submit plan amendments to further expand coverage under SCHIP.

HIPAA and State Privacy Laws

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, and thereafter, the Secretary of Health and Human Services issued regulations implementing HIPAA. HIPAA is intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans to:

•	protect the privacy and security of patient health information through the implementation of appropriate administrative, technical and physical safeguards; and

•	establish the capability to receive and transmit electronically certain administrative healthcare transactions, such as claims payments, in a standardized format.

We believe we have met the HIPAA deadlines for the adoption and implementation of appropriate policies and procedures for privacy and transactions and code sets, and we have implemented and are continuing to implement security policies and procedures to achieve compliance with the security standards. We are also subject to applicable state laws that are not preempted by HIPAA, including those that provide for greater privacy of individuals’ health information.

  Fraud and Abuse Laws

Federal and state governments have made a priority of investigating and prosecuting healthcare fraud and abuse. Fraud and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a health plan, billing for unnecessary medical services, improper marketing and violation of patient privacy rights. Companies involved in public healthcare programs such as Medicaid and Medicare are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. For example, the new Medicare Part D benefit is likely to lead to increased scrutiny by enforcement officials of managed care providers operating PDP plans and MA-PD plans. Although we believe that we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, we expect to invest significant resources to maintain our compliance efforts in light of ongoing vigorous law enforcement actions and the burdens imposed by a highly technical regulatory scheme.

Required Statutory Capital

By law, regulation and government policy, our HMO and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. As of December 31, 2005, our Illinois, Indiana, Connecticut, Louisiana and Georgia operations are subject to RBC requirements. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ statutory net worth requirements may change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York recently enacted regulations that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. Moreover, as we expand our plan offerings in new states or pursue new business opportunities, such as the Medicare Part D programs, we may be required to make additional statutory capital contributions.

Marketing

Our Medicaid marketing efforts are highly regulated by the states in which we operate, each of which imposes different requirements and restrictions on Medicaid marketing. In general, the states in which we operate can impose a variety of sanctions for marketing violations, or for alleged violations, including fines, a suspension of marketing and/or a suspension of new enrollment. For example, in 2004 the State of Connecticut imposed a brief prohibition of marketing on our Connecticut plan as the result of allegedly having engaged in a repeated practice of marketing violations. Connecticut lifted the marketing prohibition after imposing a monetary fine and accepting our corrective action plan.

Likewise, the marketing activities of Medicare managed care plans are strictly regulated by CMS. CMS must approve all marketing materials before they can be used unless a plan uses standard marketing materials that have already been approved by CMS. Federal law precludes states from imposing additional marketing restrictions on Medicare managed care plans.

Technology

A foundation of our approach to managed care is the accurate and timely capture, processing and analysis of critical data. Focusing on data is essential to operating our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We have successfully developed a system that enables our management team to better assess and control medical costs. Our system gathers information from our centralized computer-based information system, which operates Perot Systems’ Peradigm 3.0 software, an enterprise software solution designed to be scalable to accommodate both internal growth and growth from acquisitions. Its integrated database architecture helps to assure that consistent sources of claim and member information are provided across all of our health plans. We use our information system for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

In 2005, we implemented our disaster recovery and business continuity plan. We have contracted with SunGard Recovery Services LP to provide these services, and recently implemented the disaster recovery and emergency mode operations systems. We expect that our business continuity plan will be completed in 2006.

Customers

We currently provide Medicaid plans under thirteen separate contracts including five contracts in New York, three contracts in Florida, two contracts in Connecticut, and one contract in each of Georgia, Illinois and Indiana. Our 2005 premium revenues from our Florida, New York, Indiana and Illinois Medicaid contracts, taken together, represented approximately 48%, 8%, 7% and 6%, respectively, of our total premium revenues. Similarly, we offer Medicare plans under separate contracts with CMS for each of the states in which we offer such plans. Our 2005 Medicare premium revenues from all of our CMS contracts, on an aggregate basis, represented 27% of our total 2005 premium revenues. Other than Florida, we did not receive in excess of 10% of our total 2005 premium revenues under any state CMS contract when taken individually.

Executive Officers of the Company

The following are our executive officers and their ages as of December 31, 2005:

Todd S. Farha (age 37) has served as our President and Chief Executive Officer and as a member of our board of directors since May 2002. From January 2000 to June 2001, Mr. Farha served as Chief Executive Officer of Best Doctors, Inc., a provider of information and referral services for patients suffering from critical illnesses. In addition, from 1999 to 2004, Mr. Farha served as President and Chief Executive Officer of a company he founded, Medical Technology Management LLC, a provider of shared medical equipment and services for physicians and hospitals. From August 1995 to November 1998, Mr. Farha served as Chief Executive Officer of Oxford Specialty Management, a subsidiary of Oxford Health Plans, Inc., a health care company, focusing on the management of acute clinical conditions in six specialty areas. In 1995, Mr. Farha served in the Office of the Chief Executive Officer of Oxford Health Plans. Prior to that, from 1990 to 1993, he held various positions with Physician Corporation of America, a Florida-based health plan focused on Medicaid recipients. Mr. Farha received a bachelors degree in economics from Trinity University and a masters of business administration from Harvard Business School. Mr. Farha is a cousin of Mr. Hourani.

Paul L. Behrens (age 44) has served as our Senior Vice President and Chief Financial Officer since September 2003. Prior to that date, Mr. Behrens was a partner in the healthcare practice of Ernst & Young LLP, which he joined in 1983. Mr. Behrens received his undergraduate degree from Dana College. Mr. Behrens is a certified public accountant.

Thaddeus Bereday (age 40) has served as our Senior Vice President and General Counsel since November 2002. From 2001 to 2002, Mr. Bereday was a partner at Brobeck, Phleger & Harrison, LLP, and from 2000 to 2001, he was a partner at Morgan, Lewis & Bockius, LLP. From 1998 to 1999, Mr. Bereday served as Vice President and General Counsel of SmarTalk TeleServices, Inc., a publicly-traded telecommunications company, and as its President and Acting General Counsel from 1999 to 2000, after the company filed for Chapter 11 bankruptcy protection. Mr. Bereday received his undergraduate degree from Brown University and a juris doctor, magna cum laude, from Case Western Reserve University School of Law.

David W. Erickson (age 50) has served as our Senior Vice President and Chief Information Officer since February 2005. Prior thereto, Mr. Erickson served as Vice President, Information Services and Chief Information Officer for Molina Healthcare, Inc., a health care company, since June 1999, where he had responsibility for corporate Information Technology, Claims and Administrative services. From April 1997 until June 1999, Mr. Erickson served as the Vice President and Chief Information Officer, Western Region for UnitedHealthcare. Prior to that, Mr. Erickson worked for the IBM Corporation for two years where his last position was executive-in-charge of the IBM Global Services outsourcing contract serving Boeing’s west coast divisions. Mr. Erickson received his Bachelors of Science degree in Social Science from the State University of New York.

Ace M. Hodgin, M.D. (age 49) has served as our Senior Vice President and Chief Medical Officer since July 2004. From June 2003 to July 2004, Dr. Hodgin served as the Medical Director for HealthCare Partners, a New York based managed care provider. From October 1994 to January 2002, Dr. Hodgin served in several different capacities with PacifiCare Health Systems, Inc., including President and Chief Executive Officer of PacifiCare of Arizona, Regional Vice President, Desert Region and Senior Vice President, PPO Product. From 1991 to 1994, Dr. Hodgin served as the Director of Medical Examination and Associate Dean for Clinical Education at the Summa Health System, Northeastern Ohio Universities College of Medicine. Prior to that, he served as the Medical Services Administrator for the Maricopa Medical Center from 1985 to 1991 and as a Staff Physician for CIGNA Healthplan of Arizona from 1984 to 1985. Dr. Hodgin was appointed to serve on the Arizona Governor’s Advisory Council on Quality from 1997 to 2001 and served on the Arizona Select Task Force on Managed Care Reform in 1999. Dr. Hodgin received his undergraduate degree and his doctorate from the University of Arizona. He has also received a Masters in Health Administration from the University of Colorado.

Imtiaz (“MT”) Sattaur (age 43) has served as the President of our Florida business since April 2004 and as Senior Vice President, National Medicare Programs from January 2004 to April 2004. From October 2002 to December 2003, Mr. Sattaur served as President and Chief Executive Officer of Amerigroup Florida, Inc., a Medicaid health care company. From April 1999 to September 2002, Mr. Sattaur served as Vice President and Chief Operating Officer of Affinity Health Plan in New York. Mr. Sattaur has over 20 years experience in the health and managed care industry. Mr. Sattaur received his undergraduate degree from Florida International University.

Heath G. Schiesser (age 38) has served as our Senior Vice President, Marketing & Sales since July 2002. Prior to that, from May 2002 to July 2002, Mr. Schiesser was a consultant to us. For part of 2001, Mr. Schiesser served as Vice President of the Emerging Business Group at Enron Corporation. In 2000 and 2001, Mr. Schiesser served as a Managing Director at Idealab, an investment firm that developed and funded seed-stage businesses. During 2000, he led the turnaround and sale of an Idealab portfolio company, iExchange, as President and Chief Executive Officer. From 1998 to 1999, he co-founded and served as the Vice-President of Business Development for YourPharmacy.com, which was sold in October 1999. From 1993 to 1998, Mr. Schiesser worked at McKinsey & Company, an international management consulting firm. Mr. Schiesser received his undergraduate degree from Trinity University and a masters of business administration from Harvard Business School.

Employees

As of December 31, 2005, we had approximately 2,200 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to change in governance regulations, sales and marketing strategies, projected capital expenditures, liquidity and availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in healthcare practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. Furthermore, if we are unable to accurately estimate incurred but not reported medical costs, our profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

From time to time, legislative and regulatory proposals have been made at the federal and state government levels related to the healthcare system, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Such legislative and regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical or administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect of such future legislation, action or regulation on our business.

Item 1A: Risk Factors

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

We provide our Medicaid, Medicare, SCHIP and other services through a limited number of contracts with state, federal or local government agencies. These contracts generally have terms of one to three years and are subject to nonrenewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, our right to add new members may be suspended by a government agency if it finds deficiencies in our provider network or operations or for other reasons. For the year ended December 31, 2005, the percentage of total premium revenue derived from our Medicaid and SCHIP contracts in Florida, New York, Connecticut, Illinois and Indiana was 48%, 8%, 4%, 6%, and 7%, respectively; the percentage derived from our Medicare contracts in the aggregate was 27%. We no longer operate a commercial line of business.

Our contracts with the states are generally subject to cancellation or a potential freeze on enrollment by the state in the event of the unavailability of adequate funding. In some jurisdictions, a cancellation or enrollment freeze may be immediate and in other jurisdictions a notice period is required. Some of our contracts are also subject to termination or are eligible for renewal through annual competitive bids. We may face increased competition as other plans attempt to enter our markets through the contracting process.

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

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed by contract, and we are obligated during the contract period, which is generally one to three years, to provide or arrange for the provision of healthcare services as established by state and federal governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expense. Historically, our medical benefits expense as a percentage of premium revenue has fluctuated. For example, our medical benefits expense was 82.6% in 2003, 80.9% in 2004 and 81.2% for the year ended December 31, 2005. If our medical benefits expense exceeds our estimates, we will be unable to adjust the premiums we receive under our current contracts, and our profits may decline.

Reductions in funding for government healthcare programs could substantially reduce our profitability.

All of the healthcare services we offer are through government-sponsored programs, such as Medicaid and Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints. Some of the states in which we operate have experienced fiscal challenges leading to significant budget deficits. According to the National Association of State Budget Officers, Medicaid spending consumed 22.5% of the average state’s budget in 2005, representing the second largest expenditure. According to the Kaiser Commission on Medicaid and the Uninsured 2005, total state spending on Medicaid increased 7.5% in 2005. Some states may find it difficult to continue paying the current rates to Medicaid health plans. Changes in Medicaid funding, for example, may lead to reductions in the number of persons enrolled in or eligible for Medicaid, reductions in the amount of reimbursement or elimination of coverage for certain benefits such as pharmacy, behavioral health or other benefits. In some cases, changes in funding could be made retroactive in which case we may be required to return premiums already received or receive reduced future payments. All of the states in which we operate are presently considering, or recently have considered, legislation or regulations that would reduce reimbursement rates, payment levels, benefits covered or the number of persons eligible for Medicaid. Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our expenses.

Similarly, reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability. Moreover, recent changes in Medicare pursuant to the MMA permit premium levels for certain plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year.

We are subject to extensive government regulation, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations and such scrutiny is likely to increase for companies like ours that offer Medicare Part D plans. We are also subject to state laws regarding insurers and HMOs that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and the holding company or its other subsidiaries require notification to, or the approval of, one or more state insurance or health departments. These laws also require prior regulatory approval for any change of control of an HMO or insurance subsidiary. For purposes of these laws, in general, control is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity although exemptions to this requirement are available in certain circumstances. For example, we recently became aware of a shareholder who may own in excess of 10% of our shares outstanding and may be required to comply with these laws or obtain an exemption from them.

Violations of any of these laws, rules or regulations or an adverse review, audit or investigation could result in one or more of the following:

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future service or geographic expansion; and

•	suspension or loss of one or more of our licenses to act as an insurer, health maintenance organization or third party administrator or to otherwise provide a service.

Because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act, which permit the federal government to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently do business, likewise have enacted parallel legislation. In addition, private citizens, acting as whistleblowers, can sue as if they were the government under a special provision of the Act.

  Any violations of any of these laws, rules or regulations or any adverse review, audit or investigation could reduce our revenues and profitability and otherwise adversely affect our operating results. See “—Restrictions on our ability to market would adversely affect our revenue.”

If we are unable to estimate and manage medical benefits expense effectively, our profitability will likely be reduced or we could cease to be profitable.

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

Because of the relatively high average age of the Medicare population, medical benefits expense for our Medicare plans, including our PDP plans, may be particularly difficult to control.

Although we have been able to manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems, and reinsurance arrangements, we may not be able to continue to manage these expenses effectively in the future. If our medical benefits expense increases, our profits could be reduced or we may not remain profitable. For example, a hypothetical 1% increase in our medical benefits ratio would have reduced our earnings before income taxes for the years ended December 31, 2004 and 2005 by $14.5 million and $18.6 million, respectively.

We maintain reinsurance to protect us against certain severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

If state regulatory agencies require a higher statutory capital level for our existing operations or if we are subject to additional capital requirements as we pursue new business opportunities, we may be required to make additional capital contributions which would negatively impact our cash flows and liquidity.

Our operations are conducted through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could adversely impact our financial condition. For example, New York recently adopted regulations that increase the reserve requirement by 150% over an eight-year period. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners. As of December 31, 2005, our operations in Illinois, Indiana, Connecticut, Louisiana and Georgia were subject to those requirements. Our subsidiaries also may be required to maintain higher levels of statutory net worth due to the adoption of risk-based capital requirements by other states in which we operate. Our subsidiaries are also subject to their state regulators’ general oversight powers. Regardless of whether they adopt the risk-based capital requirements, these state regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members. The phased-in increase in reserve requirements to which our New York plan is subject will, over time, materially increase our reserve requirements in New York. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our strategy to offer Medicare Part D coverage, we may be required to make additional statutory capital contributions. In either case, our liquidity and cash flows could be materially reduced, which could harm our ability to implement our business strategy, for example, by hindering our ability to make debt service payments on amounts drawn from our credit facilities.

Our failure to estimate incurred but not reported medical benefits expense accurately will affect our reported financial results.

Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We, together with our internal and consulting actuaries, estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. We continually review and update our estimation methods and the resulting reserves and make adjustments, if necessary, to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of medical benefits expense that we incur may be materially more than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations will be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We derive a substantial portion of our Medicaid revenues and profits from operations in Florida, and legislative or regulatory actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

For the year ended December 31, 2005, our Florida Medicaid health plans accounted for 48% of our total premium revenues. If we are unable to continue to operate in Florida, or if our current operations in any portion of Florida are significantly curtailed, our revenues will decrease materially. Our reliance on our Medicaid operations in Florida could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors. For example, in 2004, Florida tightened the re-certification requirements for members enrolled in its Healthy Kids SCHIP program, making it more difficult for members to remain in the program. As a result, our membership in this program has declined over time. In addition, the Florida legislature recently passed Medicaid reform legislation that will create a pilot program with a new risk-adjusted rate-setting system and new benefit design in two counties of the state. The legislation contemplates that the Medicaid pilot reform will be expanded to additional counties with the goal of full statewide implementation by June 30, 2011. Any such expansion beyond the two initial counties, however, is contingent upon the review and approval of the legislature. Under the pilot program, Medicaid-eligible participants will have to choose a managed care plan or use Medicaid funding to pay for employer-sponsored plans. The state has been granted a waiver of certain Medicaid rules from CMS.  The state continues to plan on a July 1, 2006 implementation date for the two Medicaid reform pilots. At this time, we cannot predict the impact the pilot program will have on our business when it is implemented or if expanded through the enactment of additional legislation. Further, while the legislation eliminates the fee-for-service option for all Medicaid-eligible participants in the two counties, we could face increased competition from new providers in one or more of these counties, including provider-sponsored networks, which could reduce our revenues and harm our overall operating results.

Our limited operating history as a stand-alone entity makes evaluating our business and future prospects difficult.

We were formed in May 2002 to acquire the WellCare group of companies. Until the closing of that acquisition in July 2002, the companies that comprise our Florida operations had operated as a closely-held business, and our New York and Connecticut businesses had operated as subsidiaries of a public company, the majority stockholders of which were the owners of the Florida operations. Almost all of the senior members of our current management, including Todd S. Farha, our President and Chief Executive Officer, have worked for us for less than five years. Our limited operating history under current management may not be adequate to enable you to fully assess our future prospects.

We may not be able to sustain our high rates of historic growth.

From December 31, 2001 to December 31, 2005, our membership grew at an average annual rate of 22%. An important aspect of our strategy is continued growth in our existing markets. We may not be able to sustain our high historical growth rates, which would impair our ability to implement this strategy. For example, we already have a large share of the Florida Medicaid managed care market, which is highly penetrated and our membership growth in Florida was only 2.4 % in 2005. These factors may limit our ability to continue to increase our membership in Florida, which is our largest market. If we are unable to continue to increase our membership in the states in which we currently operate, we may not be able to successfully implement our growth strategy.

Further, delays in the roll-out of our expansion markets could impede our ability to grow our membership. For example, in 2005 we were awarded a Medicaid managed care contract by the Georgia Department of Community Health, or DCH, pursuant to which DCH will transition approximately 1.1 million Medicaid and SCHIP beneficiaries to Medicaid managed care plans. Although DCH has not yet announced any delay in the official launch date of April 1, 2006, we are anticipating a two month delay in the transition date for this new program.   We expect to continue to incur administrative expenses in connection with our preparations for the launch of this new program, and any delays in the transition date beyond our current expectations could have a material negative impact on our results of operations in 2006.

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

Further, to the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:

•	additional employees, whom we refer to as associates, who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information, claims processing and record keeping systems;

•	integration efforts may divert attention of our management team away from our core business; and

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

We are likely to incur additional costs if we enter states or counties where we do not currently operate. Our rate of expansion into other geographic areas may also be inhibited by:

•	the time and costs associated with obtaining the necessary license to operate in the new area or the expansion of our licensed service area, if necessary;

•	our inability to develop a network of physicians, hospitals and other healthcare providers that meets our requirements and those of government regulators;

•	competition, which increases the costs of recruiting members;

•	the cost of providing healthcare services in those areas; and

•	demographics and population density.

Accordingly, we may be unsuccessful in entering other metropolitan areas, counties or states, which may impede our growth.

Ineffective management of our growth may adversely affect our results of operations, financial condition and business.

Depending on acquisition and other opportunities, we expect to continue to increase our membership and to expand into other markets. We had total revenue of approximately $1.4 billion and $1.9 billion in 2004 and 2005, respectively. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to potential acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

Several changes to the Medicare program resulting from the MMA legislation will become effective in 2006 and could reduce our profitability and increase competition for our existing and prospective members.

On December 8, 2003, President Bush signed the MMA. This legislation made significant changes to the Medicare program and is complex and wide-ranging. There are numerous provisions in the legislation that influence our Medicare business. We believe that many of these changes will benefit the managed care sector. However, the new bidding process for determining rates, expanded benefits and shifts in certain coverage responsibilities pursuant to the MMA may increase competition and create uncertainties, including the following:

•
The MMA increased reimbursement for Medicare Advantage plans in 2004 and 2005. Higher reimbursement rates may increase the number of plans that participate in the program, creating new competition that could adversely affect our profitability.

•
Beginning in 2006, plans may offer various products, including local and regional Preferred Provider Organizations, or PPOs, pursuant to the MMA. Medicare PPOs would allow their members more flexibility to select physicians than the current plans, such as HMOs, which often require members to coordinate their care through a primary care physician. The Secretary of Health and Human Services created 26 regions for the regional Medicare PPO program. Regional Medicare PPO plans will compete with local Medicare Advantage HMO plans and may affect our current Medicare Advantage business. We do not know how the creation of the regional Medicare program, which is intended to provide further choice to beneficiaries, will affect our Medicare Advantage business.

•
In order to participate in the Medicare Advantage regional PPO program, a plan must meet certain requirements, including having an adequate provider network throughout the region. The MMA provides some incentives for certain hospitals to join the network. Although we currently do not participate in any Medicare Advantage regional PPO programs, if in the future we decide to participate in the programs, we cannot assure you that we will be able to contract with a sufficient number of providers throughout our regions to satisfy the network adequacy requirements under the MMA that would enable us to participate in the regional product.

•
Beginning in 2006, the payments for the local and regional Medicare Advantage plans will be based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

•
Beginning in 2006, organizations that offer Medicare Advantage plans of the type we currently offer are required to offer prescription drug benefits in at least one plan in every area they serve. It is not known at this time whether the governmental payments will be adequate to cover the costs for this benefit. In addition, most Medicare Advantage enrollees choosing to obtain prescription drug benefits are required to do so from their Medicare Advantage plan. Enrollees may prefer a stand-alone drug plan and may disenroll from the Medicare Advantage plan altogether in order to participate in a stand-alone drug plan. Accordingly, the new Medicare Part D prescription drug benefit could reduce our profitability and membership enrollment.

•
In 2006, we began offering PDPs to Medicare beneficiaries who are not enrolled in one of our Medicare Advantage plans. In addition, Medicare began auto-assigning Medicare dual-eligibles into our stand-alone PDP plans, except in Arizona. Because PDP plans are new to Medicare and to the health insurance market generally, we do not know whether we will be able to operate our PDP operations profitably, and our failure to do so could have an adverse effect on our results of operations.

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

•
Beginning in 2006, dual-eligibles will generally receive their drug coverage from Medicare rather than from Medicaid. Because Medicaid will no longer be directly responsible for most drug coverage for dual-eligibles, Medicaid payments to plans will be reduced. We cannot predict whether this change in Medicaid payments will have an adverse effect on our operating results. Further, dual-eligibles who are auto-enrolled into our PDP plans have the right to switch plans.

We may be unsuccessful in making our PDP plans profitable.

In 2006, we began offering PDP plans to Medicare beneficiaries who are not enrolled in one of our Medicare Advantage plans. In addition, CMS began auto-assigning Medicare dual-eligibles into our PDP plans, except in Arizona. Because PDP plans are new to Medicare and to the health insurance market generally, we do not know whether we will be able to operate our PDP operations profitably, and our failure to do so could have an adverse effect on our results of operations. Factors that could effect our PDP operations include:

•
Regulatory and administration: Medicare Part D is a new program and CMS may alter the program in a manner that could be detrimental to us. In addition, CMS is experiencing challenges in the administration of the program which could affect our ability to accurately determine our membership and revenues from our PDP plans. Further, we and other companies in our industry are finalizing our accounting treatment under accounting principles generally accepted in the United States for the PDP initiative which may impact the quarterly earnings results.

•
Utilization of benefits: We are making actuarial assumptions about the utilization of benefits in our PDP plans. Since this is a new program both for the Federal government and for us, there is no historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•
Competition: We expect to encounter competition from other PDP plans, some of which may have significantly greater resources and brand recognition than we do. Our marketing arrangement with Walgreens is non-exclusive and Walgreens may enter into marketing arrangements with our competitors. We cannot predict whether we will be able to effectively compete in this new market.

•
Membership: Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP plan at any time, and other Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP plan during the first few months of the program. In subsequent years, Medicare beneficiaries who are not dually eligible will be able to change PDP plans during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDP plans, and we may not be able to attract new PDP members.

•
Costs: We have incurred considerable costs in the development of our PDP plans and expect that the cost of maintaining the program will continue to be high. We cannot assure you that the expense of developing and operating our PDP plans will not exceed the revenues that we will derive from it.

We may be unsuccessful in implementing our growth strategy or continuing to participate in certain Medicare programs, if we are unable to meet submission and approval deadlines imposed by CMS.

CMS has imposed rigorous deadlines for the filing and approval of applications. Meeting these deadlines is important to support our growth strategy, especially in order for us to offer a new Medicare Advantage plan in a new location or to expand an existing plan into additional service areas. In addition, CMS has imposed an annual deadline of the first Monday of each June for submission of proposals related to participation in the Medicare Advantage program beginning in June of the following year, and may impose an even earlier deadline for submission of some portions of the bid. As a result, we must devote extensive resources to preparing and timely filing applications, and we cannot assure you that we will submit any applications by the deadlines imposed by CMS. If we are unable to submit these applications by the applicable deadlines, we may be unsuccessful in implementing our growth strategy, or in continuing the participation of one or more of our plans in the Medicare Advantage program, which could materially adversely affect our revenues and profits.

Other changes in federal funding mechanisms also could reduce our profitability.

The President recently signed the Deficit Reduction Act of 2005. According to the Congressional Budget Office, the provisions of this Act are expected to reduce federal Medicaid spending by $4.8 billion and Medicare spending by $6.4 billion over the next five years.

The Medicaid savings provisions that could impact health plans center on additional recipient cost-sharing and flexibility in the design of health benefits by states. Other savings will be achieved through changes in the setting of pharmaceutical prices in Medicaid fee-for-service programs and through restrictions on asset transfers by people seeking to receive Medicaid funded long term care services. At the same time, the Act includes an option for states to allow parents of disabled children whose incomes are up to 300% of the federal poverty guidelines to buy-in to Medicaid and allows for the creation of health opportunity accounts in up to ten states. Because we cannot anticipate if and how the states in which we operate will implement these changes, we cannot predict the impact these changes, if any, will have on our operating results.

The Medicare savings provisions impacting health plans provide for the phase-out of so-called “budget neutrality” payments made to Medicare Advantage plans. These changes appear to be consistent with the modifications previously planned by CMS and announced earlier in 2005. Any adverse impact of these modifications have already been anticipated in our operating plans. Should CMS implement these provisions in a manner inconsistent with their previously announced plans, this could impact our growth strategy or the continuing participation of one or more of our plans in the Medicare Advantage program, which could materially affect our revenues and profits. The Act also made adjustments to various fee-for-service Medicare provider rates. Physician reimbursement is not expected to change in the current federal fiscal year.

In addition, in his 2007 budget proposal, President Bush has requested that Congress implement legislative changes to produce approximately $35.9 billion in Medicare savings over five years and to reduce federal Medicaid funding by $14 billion over five years. We cannot predict whether Congress will implement these changes requested by the President.

The President’s budget proposes to reduce Medicaid spending by reducing drug acquisition costs and reimbursement in the fee-for-service program and reducing the mechanisms states use to generate federal revenue in the program. The President has also proposed to expand access to health care in Medicaid and Title XXI through an expansion initiative and a consumer driven health care initiative that builds on the budget reconciliation measure is included. Because we cannot anticipate if and how the President’s proposed budget will be implemented, we cannot predict the impact these changes, if any, will have on our operating results.

The President’s proposed 2007 budget currently does not include further reductions to the Medicare Advantage program. The majority of cost-savings would come from reduced market-basket updates and other reductions in payments for fee-for-service Medicare providers. The President also proposes to require the Medicare trustees to conduct a comprehensive fiscal analysis of Medicare’s funding and issue a warning if this analysis projects that Medicare’s dedicated revenues are not covering an adequate percentage of the program’s overall expenses. Implementation of this proposal could impact future funding for Medicare depending on Congressional or administrative action.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, such as healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, such as claims information, plan eligibility, and payment information; unique identifiers for providers (commencing May 2007) and employers; security; privacy and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws will not be preempted.

The Department of Health and Human Services finalized the transaction standards on August 17, 2000. However, Congress delayed for one year the transaction standards’ original implementation deadline of October 16, 2002 for providers such as us that submitted a compliance plan by the original implementation deadline. In response to CMS guidance, we adopted a contingency plan in July 2003, pursuant to which we continue to process HIPAA standard transactions and also engage in legacy transactions as appropriate. The Department issued the privacy standards on December 28, 2000, and after certain delays, the privacy standards became effective on April 14, 2001, with a compliance date of April 14, 2003 for most covered payers and providers, including us.   The security standards became effective on April 21, 2003, with a compliance date of April 20, 2005 for most covered entities, including us.  Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions.

We believe we have met the HIPAA deadlines for the adoption and implementation of appropriate policies and procedures for privacy and for transactions and code sets, and we have implemented and are continuing to implement security policies and procedures to achieve compliance with the security standards.

Given HIPAA’s complexity and the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with any of the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. For these reasons, we are unable to calculate reliably what our total compliance costs will be.

Future changes in healthcare law may reduce our profitability or liquidity.

Healthcare laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could reduce our profitability, among other things, by:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to undergo a corporate restructuring;

•	increasing mandated benefits;

•	limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	requiring us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

Changes in state law, regulations and rules also may adversely affect our profitability. Requirements relating to managed care consumer protection standards, including increased plan information disclosure, limits to premium increases, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or continue to be under discussion. New healthcare reform legislation may require us to change the way we operate our business, which may be costly. Further, although we believe we have exercised care in structuring our operations to attempt to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we or transactions in which we are involved are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under the Medicaid, Medicare and SCHIP programs and to continue to serve our members and attract new members.

State regulatory restrictions on our marketing activities may constrain our membership growth and our ability to increase our revenues.

Although we enroll some of our new members through automatic enrollment programs and voluntary member enrollment, we rely on our marketing and sales efforts for a significant portion of our membership growth. All of the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that are permitted. In Florida and New York, other Medicaid plans have been prohibited from engaging in marketing activities for a period of time after being found to have violated the state’s requirements. While no such action is currently pending or threatened against us, from time to time we have been cited, and in some cases fined, for alleged marketing violations. For example, in 2004 the State of Connecticut imposed a brief prohibition of marketing on our Connecticut plan as the result of allegedly having engaged in a repeated practice of marketing violations. The state lifted the marketing prohibition after imposing a monetary fine and accepting our corrective action plan. In circumstances where our marketing efforts are prohibited or curtailed, our ability to increase or sustain membership will be significantly harmed, which will adversely affect our revenue.

If we are unable to maintain satisfactory relationships with our providers, our profitability could decline and we may be precluded from operating in some markets.

Our profitability depends, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If such a provider or any of our other providers refused to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could adversely affect our operating results in that market area. Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements.  In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets or from entering into new markets. Also, in situations where we have a gap in our provider network, such as currently exists in a few New York counties, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could adversely affect our ability to manage expenses.

Our provider contracts with network primary care physicians and specialists generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. The contracts generally may be cancelled by either party without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Our hospital contracts generally may be cancelled by either party without cause upon 120 days prior written notice. We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably. Also, in some states, such as New York, automatic renewal provisions may not be enforceable unless the parties comply with certain notice provisions prior to the renewal date. We will be required to establish acceptable provider networks prior to entering new markets. Although we have established long-term relationships with many of our network providers, we may be unable to maintain those relationships or enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability could decline.

If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

A significant percentage of our Medicaid plan enrollment results from mandatory Medicaid enrollment in managed care plans. States may only mandate Medicaid enrollment into managed care through CMS-approved plan amendments or under federal waivers or demonstrations. Waivers and programs under demonstrations are generally approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

We rely on the accuracy of eligibility lists provided by the government to collect premiums, and any inaccuracies in those lists cause states to recoup premium payments from us, which could reduce our revenues and profitability.

Premium payments that we receive are based upon eligibility lists produced by the government. From time to time, states require us to reimburse them for premiums that we received from the states based on an eligibility list that a state later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. For example, we have received a notice from the State of Florida concerning an audit of individuals who are eligible under both Medicare and Medicaid. The state contends that, because of inaccuracies in the characterization of some of these individuals, we received net overpayments that it is entitled to recoup from us. The state has recently notified us that it will begin recouping some of these net overpayments from our future Medicaid premiums, and we are uncertain what the financial impact to us will be.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of the state’s failure to pay us for related payments to providers we made and we were unable to recoup such payments from the providers. We have established a reserve in anticipation of recoupment by the states of previously paid premiums, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupments exceeds our reserves, our revenues and profits may be materially harmed.

The inability or failure to properly maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and other adverse consequences.

Our business depends on effective and secure information systems, applications and operations. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our customer services functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and customer service.

There can also be no assurance that our process of improving existing systems, developing new systems to support our operations and improving service levels will not be delayed or that systems issues will not arise in the future. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses.

Our disaster recovery plan, including disaster recovery and emergency mode operations systems, was implemented in May 2004. Our disaster recovery plan is tested annually prior to the start of hurricane season. We will not have a fully documented business continuity program until the end of 2006. Events outside our control, including acts of nature, such as hurricanes, earthquakes or fires, or terrorism, could significantly impair our information systems and applications.

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

We encounter significant competition that may limit our ability to increase or maintain membership in the markets we serve, which may harm our growth and our operating results.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, new strategic alliances and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location and quality of provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. In addition, changes resulting from the MMA, or state Medicaid reform or other initiatives, may bring additional competitors into our market area. As a result, we may be unable to increase or maintain our membership.

We have substantial debt obligations that could restrict our operations.

We have a significant amount of outstanding indebtedness, including as of December 31, 2005, approximately $157.1 million in borrowings under our senior secured credit facilities and $25.0 million in outstanding debt to the parties that sold our Florida operations to us. We have available borrowing capacity under our senior secured revolving credit facility of approximately $125.0 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

●	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

●	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

●	exposing us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures which could impede our growth. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt which could harm our long-term business prospects.

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

Our indebtedness to the parties that sold our Florida operations to us is secured by a pledge of 51% of the outstanding capital stock of our subsidiary, WCG Health Management, Inc., which is the indirect parent corporation of all of our operating subsidiaries. Our credit facilities are similarly secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more events of default, including cross-defaults among multiple portions of our indebtedness. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

We may not be able to retain our executive officers, and the loss of any one or more of these officers, including, in particular, our President and Chief Executive Officer, and their managed care expertise would adversely affect our business.

Our operations are highly dependent on the efforts of our President and Chief Executive Officer and our other senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships. Although some of our executives have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. In particular, in 2005, we amended and restated our employment agreement with Mr. Farha, our President and Chief Executive Officer. Mr. Farha’s employment agreement expires in June 2010 and renews automatically for successive one-year terms unless earlier terminated by us or Mr. Farha. While we believe that we could find replacements, the loss of the leadership, knowledge and experience of Mr. Farha and our other executive officers could adversely affect our business. Replacing one or more of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. We do not currently maintain key-man life insurance on any of our executive officers other than our President and Chief Executive Officer, and such insurance may not be sufficient to cover the costs of recruiting and hiring a replacement Chief Executive Officer or the loss of his services. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could adversely affect our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. An increasing percentage of these providers do not have malpractice insurance. Due to increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase, particularly in Florida, our largest market. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization such as us should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability; however, the Florida legislature has enacted legislation that has partially limited liability of managed care organizations for provider malpractice. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Any legislature or judicial efforts in this area could increase our exposure to medical malpractice claims, which could harm our operating results and financial condition.

From time to time, we are party to various other litigation matters, some of which seek monetary damages. We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we might incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.

We maintain errors and omissions policies as well as other insurance coverage and, in some cases, indemnification rights that we believe are adequate based on industry standards. However, potential liabilities may not be covered by insurance or indemnity, our insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations, or the amount of our insurance or indemnification coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Growth in the number of Medicaid eligibles may be counter-cyclical to general economic conditions, which could adversely affect our operating results in an improving economic environment.

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

Negative publicity may harm our business and operating results.

The managed care industry is frequently subject to negative publicity. In the past, our company has received negative publicity. This publicity may lead to increased legislation, regulation, review of industry practices and litigation. These factors may adversely affect our ability to market our services, require us to change our services and increase the regulatory or legal burdens under which we operate, further increasing the costs of doing business and adversely affecting our operating results.

If state regulators do not approve payments of dividends and distributions by our affiliates to us, our liquidity could be materially impaired.

We operate our business principally through our health plan subsidiaries, which generally are subject to laws and regulations that limit either the amount of dividends and distributions that they can pay to us or the amount of fees that may be paid to affiliates of our health plan subsidiaries without prior approval of, or notification to, state regulators. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date of a non-extraordinary dividend. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay fees to the affiliates of our health plan subsidiaries, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facilities. None of our health plan subsidiaries paid any dividends during 2003, 2004, 2005. However, the aggregate amounts our Florida health plan subsidiaries could have paid us at December 31, 2003, 2004 and 2005 without approval of the regulatory authorities were $0.6 million, $7.2 million and $59.0 million, respectively, assuming no dividends had been paid during the respective periods. No dividends were available to be paid from our New York and Connecticut health plan subsidiaries during those periods. Moreover, the recently adopted increase in reserve requirements in New York may further hinder the ability of our New York managed care plan to pay dividends.

Risks Related to Our Common Stock

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

As of December 31, 2005, we had outstanding options to purchase 2,834,196 shares of our common stock, of which 712,955 were exercisable, at a weighted average exercise price of $11.98 per share. From time to time, we may issue additional options to associates, non-employee directors and consultants pursuant to our equity incentive plans.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters.

TowerBrook Investors L.P. (f/k/a/ Soros Private Equity Investor LP), or TowerBrook, beneficially owned 24.7% of our outstanding capital stock as of February 9, 2006. In addition, as of February 9, 2006, our executive officers and directors together beneficially owned approximately 7.4% of our outstanding capital stock (excluding shares owned by TowerBrook which may be deemed to be beneficially owned by one of our directors). The chairman of our board of directors is one of five members of the investment committee of the general partner of TowerBrook and one of two controlling members of the general partner of that general partner. As such, he may be deemed to have shared investment power with respect to TowerBrook’s investments, including its holdings of our stock. As a result of TowerBrook’s holdings of our stock, the chairman of the board may have the ability to influence our management and affairs and determine the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets.

The concentration of our capital stock ownership, as well as provisions in our charter documents and under Delaware law, could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

As of February 9, 2006, TowerBrook beneficially owned 9,758,784 shares of our common stock, representing 24.7% of the voting power of our common stock. As a result, it will be difficult for holders of our common stock to approve a takeover of our company, or to approve the election of our directors, without TowerBrook’s approval.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our principal administrative, sales and marketing facilities are located at our headquarters in Tampa, Florida. We currently occupy approximately 252,000 square feet of office space in the Tampa facility under a lease whose term is scheduled to expire in 2011. We also lease office space for our health plans in Florida, New York, Illinois, Indiana, Connecticut, Georgia and Louisiana. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3: Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently do not believe that any of these actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

We believe that we have obtained adequate insurance or rights to indemnification or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “WCG.” The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2004
Third Quarter ended September 30, 2004	$20.80	$17.91
Fourth Quarter ended December 31, 2004	$33.66	$19.17

2005
First Quarter ended March 31, 2005	$37.95	$27.80
Second Quarter ended June 30, 2005	$36.25	$28.31
Third Quarter ended September 30, 2005	$43.36	$35.53
Fourth Quarter ended December 31, 2005	$42.74	$30.23

The last reported sale price of our common stock on the New York Stock Exchange on February 9 2006 was $40.00. As of February 9, 2006, we had approximately 61 holders of record of our common stock.

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

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of December 31, 2005, we have not used any of the proceeds from the offering.

Item 6: Selected Financial Data

The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. WellCare, as it existed prior to the July 31, 2002 acquisition of the WellCare group of companies, is referred to as “Predecessor.” WellCare, as it existed on and after July 31, 2002, is referred to as “Successor.” The data for the years ended December 31 2005, 2004, 2003, and as of December 31, 2005 and 2004 is derived from consolidated financial statements included elsewhere in this filing. The data for the five-month period ended December 31, 2002, seven-month period ended July 31, 2002 and the year ended December 31, 2001 and as of December 31, 2003, 2002 and 2001 is derived from audited financial statements not included in this filing.

	Predecessor		Successor
	Year Ended December 31, 2001	Seven-Month Period Ended July 31, 2002	Five-Month Period Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands, except per unit/share data)
Consolidated and Combined Statements of Income:
Revenues
Premium
Medicaid	$451,210	$329,164	$267,911	$740,078	$1,055,000	$1,357,995
Medicare	233,626	170,073	120,814	288,330	334,760	504,502
Other(1)	55,027	17,976	9,928	14,444	1,136	—
Total premium	739,863	517,213	398,653	1,042,852	1,390,896	1,862,497
Investment and other income	10,421	2,819	3,152	3,130	4,307	17,042
Total revenues	750,284	520,032	401,805	1,045,982	1,395,203	1,879,539
Expenses:
Medical benefits:
Medicaid	364,293	274,672	222,007	609,233	851,153	1,099,902
Medicare	219,505	145,768	107,384	238,933	275,348	412,207
Other(2)	53,708	14,484	12,372	12,887	(941)	—
Total medical benefits	637,506	434,924	341,763	861,053	1,125,560	1,512,109
Selling, general and administrative	86,279	54,492	45,384	126,106	171,257	259,491
Depreciation and amortization	2,234	1,239	3,734	8,159	7,715	9,204
Interest	2,860	1,446	1,462	10,172	10,165	13,562
Total expenses	728,879	492,101	392,343	1,005,490	1,314,697	1,794,366
Income before income taxes	21,405	27,931	9,462	40,492	80,506	85,173
Income tax expense(3)	—	—	4,805	16,955	31,256	33,245
Net income	$21,405	$27,931	$4,657	$23,537	$49,250	$51,928
Net income per share:
Net income per share - basic					$1.70	$1.38
Net income per share - diluted					$1.56	$1.32
Net income attributable per common unit:
Net income attributable per unit - basic			$0.09	$0.66
Net income attributable per unit - diluted			$0.08	$0.60
Pro forma net income per common share:(4)
Basic				$0.82
Diluted				$0.73
Pro forma common shares outstanding:(4)
Basic				21,466,300
Diluted				23,937,664

	As of December 31,
	2001	2002	2003	2004	2005
Operating Statistics:
Medical benefits ratio - consolidated(5)	86.2%	84.8%	82.6%	80.9%	81.2%
Medical benefits ratio - Medicaid(5)	80.7%	83.2%	82.3%	80.7%	81.0%
Medical benefits ratio - Medicare(5)	94.0%	87.0%	82.9%	82.3%	81.7%
Medical benefit ratio - other(5)	97.6%	96.2%	89.2%	(82.8%)	—
Selling, general and administrative expense ratio(6)	11.5%	10.8%	12.1%	12.3%	13.8%
Members - consolidated	374,000	470,000	555,000	747,000	855,000
Members - Medicaid	323,000	420,000	512,000	701,000	786,000
Members - Medicare	35,000	42,000	42,000	46,000	69,000
Members - commercial	16,000	8,000	1,000	—	—

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$129,791	$146,784	$237,321	$397,627	$421,766
Total assets	221,456	409,504	497,107	799,036	887,489
Long-term debt (including current maturities)(7)	154	156,295	135,755	184,200	182,600
Total liabilities	199,411	334,587	397,530	490,405	517,365
Total stockholders’/members’ equity(8)	22,045	74,917	99,577	308,631	370,124

__________

(1) Other premium revenue relates to our commercial business, which is no longer operated.

(2) Other medical benefits relates to our commercial business, which is no longer operated.

(3) Income tax expense was not recorded by the Predecessor because its tax structure included entities that had elected subchapter S status under the Internal Revenue Code, the income of which was taxed at the stockholder level, as well as entities that were subject to tax, but did not generate tax liabilities or benefits due to operating losses. Pro forma tax expense for 2001 and the seven months ended July 31, 2002 at an estimated tax rate of 42% (our effective tax rate as the Successor in 2003) is $8,990 and $11,731, respectively.

(4) Pro forma net income per share is computed using the pro forma weighted average number of common shares outstanding, which gives effect to the automatic conversion of all outstanding common units of WellCare Holdings, LLC into shares of common stock of WellCare Health Plans, Inc. upon the closing of our initial public offering. For a discussion of the difference between pro forma net income per common share and net income attributable per common unit, see Note 3 to the consolidated financial statements of WellCare Health Plans, Inc.

(5) Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.

(6) Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total revenue and excludes depreciation and amortization expense for purposes of determining the ratio.

(7) Long-term debt (including current maturities) at December 31, 2005 includes total short and long-term debt of $182,061 plus the unamortized portion of the discount on the term loan of $539.

(8) Total stockholders’/members’ equity reflects stockholders’ equity for Predecessor at 2001 and for Successor as of December 31, 2005 and 2004 and reflects limited liability company membership interests during 2002 and 2003.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” beginning on Page 31 and our combined and consolidated financial statements and related notes appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this report.

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. As of December 31, 2005, we operated health plans in Florida, New York, Illinois, Indiana, Connecticut, Georgia and Louisiana serving approximately 855,000 members. The following tables summarize our membership by state and our membership by program as of December 31, 2005.

State	Total Members
Florida	545,000
New York	95,000
Illinois	92,000
Indiana	85,000
Connecticut	37,000
Louisiana	1,000

Program	Total Members
Medicaid	786,000
Medicare	69,000

We recently began offering Medicare services to beneficiaries in Georgia. As of December 31, 2005, total membership was less than 300.  In July 2005 we were awarded a Medicaid managed care contract by the Georgia Department of Community Health, or DCH, pursuant to which DCH will transition approximately 1.1 million Medicaid and SCHIP beneficiaries to Medicaid managed care plans. Although DCH has not yet announced any delay in the official launch date of April 1, 2006, we are anticipating a two month delay in the transition date for this new program. We expect to continue to incur administrative expenses in connection with our preparations for the launch of this new program, and any delays in the transition date beyond our current expectations could have a material negative impact on our results of operations in 2006.

As of January 1, 2006, we also began offering PDP plans nationwide in each of the 34 PDP CMS regions. At the beginning of 2006, we had approximately 620,000 PDP plan members. However, our ability to accurately estimate our PDP membership is currently constrained, in part, due to challenges with regard to the timing and administration of enrollments and disenrollments.  In addition, we have several large and well-known competitors in the Medicare marketplace who have greater brand recognition than we do and who are spending considerably more on marketing than we are. This competition could cause our PDP members to select another plan.

Further, we expect some seasonality in our PDP earnings resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage and risk corridors, all of which will impact the timing of our PDP earnings. We estimate that our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, our net income margins are expected to be lower in the first half of the year and to increase in the second half of the year. We have purchased aggregate reinsurance to mitigate the risks associated with this new product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program.

We enter into contracts with government agencies that administer health benefits programs. These contracts generally are subject to renewal every one to three years. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex.

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

Estimation of medical benefits expense is our most significant critical accounting estimate. See “— Critical Accounting Policies.”

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

In June 2004, we acquired Harmony Health Systems, Inc., a provider of Medicaid managed care plans in Illinois and Indiana. As a result of the acquisition, we increased our Medicaid membership by approximately 84,000. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing distributions of cash by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. In June 2005, the Company made a subsequent payment of $4.9 million as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003.

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

Basis of Presentation

The consolidated results of operations include the accounts of WellCare Health Plans, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Segments

We have two reportable business segments: Medicaid and Medicare. Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs including the TANF and SSI programs.

The TANF program provides assistance to low-income families with children and was adopted to replace the Aid to Families with Dependent Children program. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

SCHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. SCHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering SCHIP through their Medicaid programs.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services.

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

Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various healthcare providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services. Participating physician capitation payments for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 were 12.8%, 13.8% and 11.0%, respectively, of total medical benefits expense.

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

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births, and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated as opposed to a fee-for-service basis. These considerations are aggregated in the trend in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)
Balances as of beginning of period	$113,670	$148,297	$190,595
Opening medical benefits payable related to Harmony Acquisition	—	18,160	—
Medical benefits incurred related to:
Current period	884,703	1,151,948	1,538,495
Prior periods	(23,650)	(26,388)	(26,386)
Total	861,053	1,125,560	1,512,109
Medical benefits paid related to:
Current period	(751,826)	(985,844)	(1,331,914)
Prior periods	(74,600)	(115,578)	(129,415)
Total	(826,426)	(1,101,422)	(1,461,329)
Balances as of end of period	$148,297	$190,595	$241,375

Medical benefits payable recorded at December 31, 2004 developed favorably by approximately $26.4 million. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. We initially assumed a medical benefits expense trend increase of 6.4% and a decrease of 5.7% for the Medicaid and Medicare segments, respectively, at December 31, 2004. Based upon payments made subsequent to December 31, 2004, for dates of service prior to December 31, 2004, the realized trends were an increase of 3.2% for the Medicaid segment and a decrease of 0.4% for the Medicare segment.

Medical benefits payable recorded at December 31, 2003 developed favorably by approximately $26.4 million. The favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. We initially assumed a medical benefits expense trend increase of 6.9% and 3.4% for the Medicaid and Medicare segments, respectively, at December 31, 2003. Based on payments made subsequent to December 31, 2003, for the dates of service prior to December 31, 2003, the realized trends were an increase of 3.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

We believe that the amount of medical benefits payable as of December 31, 2005 is adequate to cover our ultimate liability for unpaid claims recorded as of that date; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between our December 31, 2005 medical benefits ratio due to changes between estimated medical benefits payable and actual medical benefits payable, net income for the year ended December 31, 2005 would have increased or decreased by $18.6 million and diluted earnings per share would have increased or decreased by approximately $0.29 per share.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the third quarter for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process. During the third quarter ended September 30, 2005, we assessed the earnings forecast for our two reporting units and concluded that the fair value of the individual reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets of each reporting unit. As of December 31, 2005, we believe that there is no impairment to the value of goodwill or intangible assets.

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

In June 2004, we acquired Harmony Health Systems, Inc., a provider of Medicaid managed care plans in Illinois and Indiana. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing cash distributions made by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. In June 2005, the Company made a subsequent payment of $4.9 million as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2005. The payment was recorded as an addition to goodwill. Goodwill and other intangibles associated with the Harmony acquisition were $44.9 million.

Results of Operations

The following table sets forth the consolidated statements of income data, expressed as a percentage of revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Revenues
	Consolidated Year Ended December 31, 2003	Consolidated Year Ended December 31, 2004	Consolidated Year Ended December 31, 2005
Statement of Operations Data:
Revenues
Premium	99.7%	99.7%	99.1%
Investment and other income	0.3%	0.3%	0.9%
Total revenues	100.0%	100.0%	100.0%
Expenses:
Medical benefits	82.3%	80.7%	80.5%
Selling, general and administrative	12.1%	12.3%	13.8%
Depreciation and amortization	0.8%	0.6%	0.5%
Interest	1.0%	0.7%	0.7%
Total expenses	96.2%	94.3%	95.5%
Income before income taxes	3.8%	5.7%	4.5%
Income tax expense	1.6%	2.2%	1.8%
Net income	2.2%	3.5%	2.7%

One of our primary management tools for measuring profitability is our medical benefits ratio, the ratio of our medical benefits expense to the premiums we receive. Changes in the medical benefits ratio from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use medical benefits ratios both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although medical benefits ratios play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable medical benefits ratio if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Premium revenue. For the year ended December 31, 2005, premium revenue increased $471.6 million, or 34%, to $1,862.5 million from $1,390.9 million for the same period last year due to the addition of members, the mix of these members between our product lines and the demographic mix of our membership. Additionally, premium rate increases on our products and the inclusion of Harmony for the entire year ended December 31, 2005, compared to seven months for the year ended December 31, 2004, contributed to the increase in premium revenues. Total membership grew by 108,000 members, or 14%, from 747,000 at December 31, 2004 to 855,000 at December 31, 2005.

Medicaid. Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. For the year ended December 31, 2005, Medicaid segment premium revenue increased $303.0 million, or 29%, to $1,358.0 million from $1,055.0 million for the same period last year. The increase was primarily due to growth in Medicaid membership, the inclusion of Harmony revenue for the entire year and increases in premium rates. Aggregate membership in the Medicaid segment grew by 85,000 members, or 12%, from 701,000 members at December 31, 2004 to 786,000 at December 31, 2005.

Medicare. For the year ended December 31, 2005, Medicare segment premium revenue increased $169.7 million, or 51%, to $504.5 million from $334.8 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of membership increases. Membership within the Medicare segment grew by 23,000 members, or 50%, from 46,000 members at December 31, 2004 to 69,000 members at December 31, 2005.

Investment income. For the year ended December 31, 2005, investment income increased $12.7 million, or 295%, to $17.0 million from $4.3 million for the same period last year. The increase was due primarily to the investment of proceeds from our public offerings, additional cash generated by operations and a higher interest rate environment.

Medical benefits expense. For the year ended December 31, 2005, medical benefits expense increased $386.5 million, or 34%, to $1,512.1 million from $1,125.6 million for the same period last year. The increase in medical benefits expense was due to the addition of members, the mix of these members between our product lines and the demographic mix of our membership. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue was 81.2% for the year ended December 31, 2005 compared to 80.9% for the same period last year.

Medicaid. For the year ended December 31, 2005, Medicaid medical benefits expense increased $248.8 million, or 29%, to $1,100.0 million from $851.2 million for the same period last year. The membership increase accounted for $183.0 million of the increase. Increases in healthcare costs, the inclusion of Harmony for the entire year ended December 31, 2005 and demographic changes in membership accounted for the remaining $65.8 million of the increase. For the year ended December 31, 2005, the Medicaid medical benefits ratio was 81.0% compared to 80.7% for the same period last year.

Medicare. For the year ended December 31, 2005, Medicare medical benefits expense increased $136.9 million, or 50%, to $412.2 million from $275.3 million for the same period last year. The increase was primarily due to the growth in membership, which accounted for $115.2 million of the increase. Increased healthcare costs and the demographic change in membership accounted for $21.7 million of the increase. For the year ended December 31, 2005, the Medicare medical benefits ratio was 81.7% compared to 82.3% for the same period last year.

Selling, general and administrative expense. For the year ended December 31, 2005, selling, general and administrative expense increased $88.2 million, or 51%, to $259.5 million from $171.3 million for the same period last year. Our selling, general and administrative expense to revenue ratio was 13.8% and 12.3% for the years ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth. Additionally, SG&A expense for the year ended December 31, 2005 increased due to costs incurred relating to our Georgia expansion and PDP implementation costs of approximately $0.38 per pro forma fully diluted share.

Interest expense. Interest expense was $13.6 million and $10.2 million for the years ended December 31, 2005 and 2004. The increase primarily relates to the additional amount of debt outstanding for the full year of 2005 and the rising interest rate environment.

Income tax expense. Income tax expense for the year ended December 31, 2005 was $33.2 million with an effective tax rate of 39.0% as compared to $31.3 million with an effective tax rate of 38.8% for the same period last year.

Net income. For the year ended December 31, 2005, net income was $51.9 million compared to $49.3 million for the same period last year, representing an increase of 5%. The increase is due to increased revenues generated by our membership growth while maintaining a consistent medical benefits ratio.

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

    Medicaid. Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. For the year ended December 31, 2004, Medicaid segment premium revenue increased $314.9 million, or 43%, to $1,055.0 million from $740.1 million for the same period last year. The increase was primarily due to organic growth in Medicaid membership of 21%, the increase in rates in the State of Florida effective July 1, 2004 of approximately 9%, and the members acquired through the acquisition of Harmony in June 2004. Aggregate membership in the Medicaid segment grew by 189,000 members, or 37%, from 512,000 members at December 31, 2003 to 701,000 at December 31, 2004.

Medicare. For the year ended December 31, 2004, Medicare segment premium revenue increased $46.4 million, or 16%, to $334.8 million from $288.3 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of increased rates received for Medicare members, averaging approximately 10% based on the demographic mix of our membership, and increased membership. Membership within the Medicare segment grew by 4,000 members, or 10%, from 42,000 members at December 31, 2003 to 46,000 members at December 31, 2004.

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

Medicaid. For the year ended December 31, 2004, Medicaid medical benefits expense increased $241.9 million, or 40%, to $851.2 million from $609.2 million for the same period last year. The increase in medical benefits expense was primarily due to the acquisition of Harmony and organic growth in membership. The membership increase and the inclusion of Harmony accounted for $222.6 million of the increase. Increases in healthcare costs accounted for $15.2 million of the increase, while changes in membership mix resulted in cost increases of $4.1 million. For the year ended December 31, 2004, the Medicaid medical benefits ratio was 80.7% compared to 82.3% for the same period last year.

Medicaid. For the year ended December 31, 2004, Medicare medical benefits expense increased $36.4 million, or 15%, to $275.3 million from $238.9 million for the same period last year. The increase was partially due to the growth in membership, which accounted for $13.2 million of the increase. Increased healthcare costs accounted for $22.1 million of the increase with changes in membership mix resulting in cost increases of $1.2 million. For the year ended December 31, 2004, the Medicare medical benefits ratio was 82.3% compared to 82.9% for the same period last year. The medical benefits ratio decreased as a result of the premium rate increases and lower overall utilization.

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

Interest expense. Interest expense was $10.2 million for the years ended December 31, 2004 and 2003. Interest expense for the year ended December 31, 2004 is reduced by approximately $0.7 million gain on early repayment of long term indebtedness.

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

Liquidity and Capital Resources

Historically we have financed our operations principally through internally generated funds. We generate cash mainly from premium revenue. Our primary use of cash is the payment of expenses related to medical benefits and administrative expenses. We generally receive premium revenue in advance of payment of claims for related healthcare services. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from operations, funds raised through our initial and follow-on public offerings and other sources of capital when required. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansions or to acquire healthcare businesses. We believe we have adequate resource options available to fund our PDP and Georgia initiatives. As of December 31, 2005, our revolving credit facility had not been utilized.

Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see our Risk Factors beginning on Page 16.

As we generally receive premiums in advance of payments of claims for healthcare services, we maintain estimated balances of cash and cash equivalents pending payment of claims. At December 31, 2005 and December 31, 2004, cash and cash equivalents were $421.8 million and $397.6 million, respectively. We also had short-term investments with maturities of three to 12 months of $94.2 million and $75.5 million at December 31, 2005 and December 31, 2004, respectively.

Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. As of December 31, 2005 and December 31, 2004, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 35 days and 30 days, and an average portfolio yield of 2.6% and 2.3%, respectively.

Overview of Cash Flow Activities

For the years ended December 31, 2005, 2004 and 2003 our cash flows from operations are summarized as follows:

	2005	2004	2003
Net cash provided by operations	$81,447	$48,762	$122,798
Net cash used in investing activities	(59,330)	(96,466)	(18,313)
Net cash provided by (used in) financing activities	2,022	208,010	(13,948)

Net cash provided by operations. The net cash inflow from operations for the years 2005, 2004 and 2003 was primarily due to increased membership, improved profitability and changes in the receivables and liabilities due to timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash has historically increased during periods of enrollment growth.

Net cash used in investing activities. During fiscal year 2005 investing activities consisted primarily of, the investment of excess cash generated by operations totaling approximately $18.6 million in various short term investment instruments. An additional $28.9 million was invested in capitalized assets, which included expansion costs related to our Tampa facility, and investments in technology needed in anticipation of our entry into the Georgia market and PDP product offerings. Additionally $5.8 million was invested in restricted investment accounts to satisfy the requirements of various state statutes, $4.9 million was paid in final settlement of the Harmony acquisition.

In fiscal year 2004 excess cash totaling $41.7 million was invested in various short term investment instruments. Our acquisition of Harmony in June 2004 required a net cash outlay of $36.5 million. To fulfill certain State requirements, $9.5 million was invested into restricted investment accounts. A total of $8.7 million was invested in property and equipment, principally at the Company’s corporate headquarters in Tampa.

In fiscal year 2003 a net investment of $14.6 million was made in various short term investment instruments. Additionally $3.0 million was invested in property and equipment that was needed to maintain, expand and improve our operations.

Net cash provided by financing activities. In fiscal year 2005 financing activities consisted of proceeds from options exercised totaling $3.9 million, partially offset by payments on our credit agreement of $1.6 million

In fiscal 2004 cash from financing activities was primarily related to our public offerings which generated net proceeds of $157.5 million. Additionally we obtained $159.2 million from the proceeds of a debt issuance. These proceeds were partially offset by payments made on previous debt facilities totaling approximately $108.8 million.

In fiscal 2003 cash used in financing activities was due to payments made on notes payable to related parties of approximately $28.9 million. These payments were partially offset by a debt issuance which generated net proceeds of $14.6 million.

Regulatory Capital and Restrictions on Dividends and Management Fees. Our operations are conducted primarily through our HMO subsidiaries. These subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state. These regulations may restrict the amount, payment, and timing of the distribution of dividends that may be paid to our parent company from our HMO subsidiaries. The regulators can also limit the ability of our companies to make inter-company transfers, such as the payment of management fees. The states can, in their sole discretion, require individual subsidiaries to maintain statutory capital levels higher than state mandated minimums. Management believes that we were in compliance with all minimum statutory capital requirements at December 31, 2005, and will continue to be so for the foreseeable future.

The National Association of Insurance Commissioners has adopted rules which, to the extent they are implemented by the states in which we operate, set minimum capitalization requirements for subsidiaries and other risk bearing entities. The requirements take the form of risk-based capital rules. Florida and New York have not yet adopted the risk-based capital standard as a net worth requirement. Our operations in Illinois, Indiana, Connecticut and Louisiana are subject to the National Association of Insurance Commissioners’ guidance. Our subsidiaries are required to maintain minimum capital amounts as prescribed by the various states in which we operate. Our restricted assets consist of cash and cash equivalents that are deposited or pledged to state agencies in accordance with state rules and regulations. At December 31, 2005 and 2004, all of our restricted assets consisted of cash and cash equivalents. As of December 31, 2005 and 2004, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2006. For example, New York recently enacted regulations that increase reserve requirements by 150% over an eight-year period, which will over time, materially increase the capital requirements of our New York managed care plan.

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

Debt and Credit Facilities. As part of the consideration for the acquisition of the WellCare group of companies, we issued a senior subordinated non-negotiable promissory note in the original principal amount of $53 million to the stockholder representative on behalf of the stockholders of the Florida business, including Rupesh Shah, our Senior Vice President, Market Expansion, and his spouse. Our maximum potential liability on this note at December 31, 2005 was $25 million, and is due on September 15, 2006, or would be due immediately upon a sale of our business. The seller continues to be obligated to provide us with indemnification for potential pre-acquisition claims. Interest on the principal amount of the note accrues at the rate of 5.25% per year.

On September 1, 2005, the Company and certain subsidiaries of the Company entered into a First Amendment to the Credit Agreement (the “Amended Credit Agreement”) pursuant to which certain terms of the Credit Agreement, dated as of May 13, 2004 (the “Credit Agreement”) to which the Company and certain of its subsidiaries are parties, were amended.

The credit facilities under the Amended Credit Agreement consist of a senior secured term loan facility in the amount of approximately $158 million and a revolving credit facility in the amount of $125 million, of which $10 million is available for short-term borrowings on a swingline basis.

Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus 2.5%. At December 31, 2005, the rate was 7.1%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of December 31, 2005, the revolving credit facility had not been utilized.

The Amended Credit Agreement contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens and to enter into business combination transactions substantially similar to the covenants contained in the Credit Agreement prior to the effectiveness of the Amended Credit Agreement. The Amended Credit Agreement increased the amount of capital expenditures that we are permitted to incur on an annual basis beginning in 2005. We believe that we are in compliance with all the financial and non-financial covenants under the Amended Credit Agreement at December 31, 2005.

In 2005, based on our earnings results, membership growth, business diversification, balance sheet and capital position the major credit rating agencies upgraded our rating. These credit rating agencies have indicated that, based on our performance, they will be reviewing our credit rating again in 2006. As of December 31, 2005, our credit ratings were as follows:

Agency	Outlook	Credit Rating
Moody’s	Stable	Ba3
Standard & Poor’s	Stable	B+

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

   We expect to fund our working capital requirements and capital expenditures during the next several years from our cash flow from operations, from public offerings or other possible future capital markets transactions. We have taken a number of steps to increase our internally generated cash flow, including reducing our health care expenses by, among other things, exiting from unprofitable markets and undertaking cost savings initiatives. From time to time, we may need to draw upon available funds under our revolving credit facility, which matures in May 2008, or issue additional debt or equity securities if our cash flow from operations is inadequate to support expansion activities. Based on the above, we believe that we will be able to adequately fund our current and long-term capital needs.

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

Off Balance Sheet Arrangements

At December 31, 2005, we did not have any off-balance sheet financing arrangements except for operating leases as described in the contractual obligations table on Page 43.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations:

	Payments due to period
Contractual Obligations at December 31, 2005	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt(1)	$157,600	$1,600	$3,200	$152,800	$—
Note payable to related party	25,000	25,000	—	—	—
Operating leases	88,308	9,565	23,300	22,980	32,463
Other liabilities	85	85	—	—	—
Purchase obligations	1,668	1,668	—	—	—
Total	$272,661	$37,918	$26,500	$175,780	$32,463

(1)	Long-term debt (including current maturities) at December 31, 2005 includes total short and long-term debt of $157,061 plus the unamortized portion of the discount on the term loan of $539.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of healthcare providers under contract with us who are not able to pay costs of medical services provided by other providers.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all equity-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. We intend to adopt the new standard during the first quarter of 2006, as required, under the modified-prospective method. The effect of adoption of SFAS No. 123(R) is currently estimated to be $4.4 million to $4.9 million after tax for 2006. However, our actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

Item 7A: Qualitative and Quantitative Disclosures about Market Risk

As of December 31, 2005 and December 31, 2004, we had short-term investments of $94.2 million and $75.5 million, respectively, and investments classified as long-term of $37.3 million and $31.5 million, respectively, principally restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2005, the fair value of our fixed income investments would decrease by less than $1.0 million. Similarly, a 1% decrease in market interest rates at December 31, 2005 would result in an increase of the fair value of our investments by less than $1.0 million.

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

Item 9: Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of December 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

        Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc.
Tampa, Florida

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WellCare Health Plans, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 13, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 13, 2006

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act) for the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Except in respect of information regarding our executive officers which is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company,” the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation

   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

  The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(3) Exhibits - See the Exhibit Index beginning on Page F-27 of this report which is incorporated herein by this reference.

(b)	Exhibits

See the Exhibit Index beginning on Page F-27 of this report which is incorporated herein by reference.

(c) Financial Statements

We file as part of this report the financial schedule listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: February 14, 2006	By:	/s/ Todd S. Farha
Todd S. Farha
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd S. Farha	President, Chief Executive Officer, and	February 14, 2006
Todd S. Farha	Director (Principal Executive Officer)

/s/ Paul L. Behrens	Chief Financial Officer (Principal Financial and	February 14, 2006
Paul L. Behrens	Accounting Officer)

/s/ Regina Herzlinger	Director	February 9, 2006
Regina Herzlinger

/s/ Kevin Hickey	Director	February 9, 2006
Kevin Hickey

/s/ Alif Hourani	Director	February 9, 2006
Alif Hourani

/s/ Glen R. Johnson	Director	February 9, 2006
Glen R. Johnson

/s/ Ruben Jose King-Shaw, Jr.	Director	February 9, 2006
Ruben Jose King-Shaw, Jr.

/s/ Christian P. Michalik	Director	February 9, 2006
Christian P. Michalik

/s/ Neal Moszkowski	Director	February 9, 2006
Neal Moszkowski

/s/ Jane Swift	Director	February 9, 2006
Jane Swift

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
WellCare Health Plans, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' and members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 13, 2006

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$421,766	$397,627
Investments	94,160	75,515
Premiums and other receivables, net	47,567	52,170
Prepaid expenses and other current assets	19,036	6,119
Income taxes receivable	11,575	1,615
Deferred income taxes	11,353	15,362
Total current assets	605,457	548,408
Property and equipment, net	37,057	12,587
Goodwill	185,779	180,848
Other intangibles, net	21,668	25,441
Restricted investment assets	37,308	31,473
Other assets	220	279
Total Assets	$887,489	$799,036
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$241,375	$190,595
Unearned premiums	12,606	63,449
Accounts payable and accrued expenses	58,201	35,520
Deferred income taxes	1,260	-
Current notes payable to related party	25,000	-
Current portion of long-term debt	1,600	1,600
Total current liabilities	340,042	291,164
Long term notes payable to related party	-	25,000
Long-term debt	155,461	156,901
Accrued interest	85	1,349
Deferred income taxes	16,577	14,818
Other liabilities	5,200	1,173
Total liabilities	517,365	490,405
Commitments and contingencies (see Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 39,428,032 and 38,590,655 shares
issued and outstanding at December 31, 2005 and 2004, respectively)	394	386
Paid-in capital	240,337	230,804
Retained earnings	129,372	77,444
Accumulated other comprehensive income (expense)	21	(3)
Total stockholders' equity	370,124	308,631
Total Liabilities and Stockholders' Equity	$887,489	$799,036

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share and per unit data)
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues:
Premium	$1,862,497	$1,390,896	$1,042,852
Investment and other income	17,042	4,307	3,130
Total revenues	1,879,539	1,395,203	1,045,982
Expenses:
Medical benefits	1,512,109	1,125,560	861,053
Selling, general and administrative	259,491	171,257	126,106
Depreciation and amortization	9,204	7,715	8,159
Interest	13,562	10,165	10,172
Total expenses	1,794,366	1,314,697	1,005,490
Income before income taxes	85,173	80,506	40,492
Income tax expense	33,245	31,256	16,955
Net income	$51,928	$49,250	23,537
Class A common unit yield			(5,997)
Net income attributable to common units			$17,540
Net income per share (see Note 3):
Net income per share — basic	$1.38	$1.70
Net income per share — diluted	$1.32	$1.56
Net income attributable per common unit (see Note 3):
Net income attributable per common unit - basic			$0.66
Net income attributable per common unit - diluted			$0.60
Pro forma net income per common share - (unaudited) (see Note 3)			$0.82
Pro forma net income per common share - diluted (unaudited) (see Note 3)			$0.73
Pro forma weighted average common shares outstanding - basic (unaudited) (see Note 3)			21,466,300
Pro forma weighted average common shares outstanding - diluted (unaudited) (see Note 3)			23,937,664

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share and unit data)

						Accumulated
	Common Units Outstanding					Other	Total
				Paid in	Retained	Comprehensive	Members’
	Class A	Class B	Class C	Capital	Earnings	Income	Equity
Balance at December 31, 2002	23,351,667	—	2,093,518	$70,227	$4,657	$ 33	$74,917
Issuance of common units	174,505	2,287,037	2,910,117	8,152			8,152
Receivables from related parties	(15,000)	(2,287,037)		(6,906)			(6,906)
Purchase of treasury units	(3,333)		(161,127)	(91)			(91)
Comprehensive income:
Net income					23,537		23,537
Change in unrealized gain/loss on investments, net of deferred taxes of $20						(32)	(32)
Comprehensive income							23,505
Balance at December 31, 2003	23,507,839	—	4,842,508	$71,382	$28,194	$ 1	$99,577

	Common Stock		Common Units Outstanding			Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’/ Members’
	Shares	Account	Class A	Class B	Class C	Capital	Earnings	Income	Equity
Balance at December 31, 2003	—	$—	23,507,839	—-	4,842,508	$71,382	$28,194	$1	$99,577
Issuance of common units			22,386	2,287,037		95			95
Forfeiture of common units					(35,000)				—
Issuance of common stock	8,833,333	89				157,079			157,168
Common stock issued for stock options	21,565					83			83
Conversion of common units to common stock	24,902,513	297	(23,530,225)	(2,287,037)	(4,807,508)				297
Conversion of Class A Common Yield to Common stock	4,833,244	—							—
Equity-based compensation expense						2,165			2,165
Comprehensive income:
Net income							49,250		49,250
Change in unrealized gain/loss on investments, net of deferred taxes of $1								(4)	(4)
Comprehensive income									49,246
Balance at December 31, 2004	38,590,655	$386	—	—	—	$230,804	$77,444	$(3)	$308,631

	Common Stock		Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Account	Capital	Earnings	Income	Equity
Balance at December 31, 2004	38,590,655	$386	$230,804	$77,444	$(3)	$308,631
Common stock issued for stock options	386,819	4	3,842			3,846
Purchase of treasury stock	(7,780)	(1)	(228)			(229)
Restricted stock grants (forfeitures), net	458,338	5	5,650			5,655
Other Equity-based compensation expense			269			269
Comprehensive income:
Net income				51,928		51,928
Change in unrealized gain/loss on investments, net of deferred taxes of $15					24	24
Comprehensive income						51,952
Balance at December 31, 2005	39,428,032	$394	$240,337	$129,372	$21	$370,124

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,	December 31,	December 31,
	2005	2004	2003

Cash from operating activities:
Net income	$51,928	$49,250	$23,537
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization expense	9,204	7,715	8,159
Disposal of property and equipment	42	-	-
Equity-based compensation expense, net of tax benefit	5,959	2,044	746
Accreted interest	160	378	903
Deferred taxes, net	7,028	(2,221)	(3,139)
Lease incentives	1,558	-	-
Provision for doubtful receivables	1,635	1,195	4,247
Net gain in loan prepayment	-	(2,697)	-
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	2,885	(23,408)	6,048
Prepaid expenses and other current assets	(11,720)	(6,680)	(1,194)
Medical benefits payable	50,780	24,138	34,627
Unearned premiums	(50,843)	(12,901)	52,584
Accounts payables and other accrued expenses	23,689	2,889	149
Accrued interest	(1,264)	(433)	530
Taxes receivable	(9,960)	9,913	(4,409)
Other, net	366	(420)	10
Net cash provided by operations	81,447	48,762	122,798
Cash from investing activities:
Purchase of business, net of cash acquired	(5,931)	(36,542)	-
Proceeds from sale and maturities of investments, net	208,457	103,434	10,450
Purchases of investments	(227,078)	(145,174)	(25,012)
Purchases and dispositions of restricted investments, net	(5,835)	(9,505)	(709)
Additions to property and equipment	(28,943)	(8,679)	(3,042)
Net cash used in investing activities	(59,330)	(96,466)	(18,313)
Cash from financing activities:
Contribution of capital	-	95	400
Proceeds from options exercised	3,850	82	-
Purchase of treasury stock	(228)	-	-
Proceeds from debt issuance, net	-	159,200	14,568
Payments on debt	(1,600)	(108,833)	(28,916)
Proceeds from initial and secondary public offerings, net	-	157,466	-
Net cash provided by (used in) financing activities	2,022	208,010	(13,948)
Cash and cash equivalents:
Increase during year	24,139	160,306	90,537
Balance at beginning of year	397,627	237,321	146,784
Balance at end of year	$421,766	$397,627	$237,321
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$33,150	$27,151	$16,101
Cash paid for interest	$12,983	$11,343	$7,416

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003
(In thousands, except member, share and unit data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company offers a diverse array of products, primarily Medicaid and related state programs, such as the State Children’s Health Insurance Program (“SCHIP”), and Medicare programs, serving approximately 855,000 members as of December 31, 2005. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates in the states of Florida, Illinois, Indiana, New York, Connecticut, Georgia and Louisiana. Additionally, beginning in January 2006, the Company began operations as a prescription drug plan (“PDP”) in all 50 states and the District of Columbia.

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

Public Stock Offerings

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

In July 2005, the Company completed an additional follow-on public offering of common stock whereby 7,475,000 shares were sold by selling stockholders. The Company received no proceeds from this offering.

Basis of Presentation

The consolidated balance sheets, statements of income, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of WellCare Health Plans, Inc. and all of its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates. The most significant estimate made by management is medical benefits payable.

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

Restricted Investment Assets

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes to be deposited or pledged to state agencies. At December 31, 2005 and 2004, all restricted investment assets consisted of cash and cash equivalents. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states' requirements.

Premiums and Other Receivables, Net

Premiums and other receivables consist of premiums due from federal and state agencies, and amounts advanced to healthcare providers that are under contract with the Company to provide medical services to members. Such advances provided funding to these providers for medical benefits payable. The Company performs an analysis of collectibility on its outstanding advances and records a provision for these accounts which are judged to be at collection risk based upon a review of the financial condition and solvency of the provider. The Company's allowance for uncollectible premiums and other receivables was approximately $7,657 and $6,022 at December 31, 2005 and 2004, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. The Company's goodwill and its intangible assets were obtained as a result of its purchase transactions and include provider networks, membership contracts, trademark, noncompete agreements, state contracts, licenses and permits. The Company's other intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

The Company reviews goodwill and other intangible assets for impairment at least annually or sooner if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill. The Company's management has selected the third quarter for its annual impairment test, which generally coincides with the finalization of state and federal rate and benefit negotiations and its initial budgeting process. During the third quarter ended September 30, 2005, management concluded that the fair value of the reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets. As of December 31, 2005, management believes that there are no indicators of impairment to the value of goodwill or other intangible assets.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. The Company contracts with various healthcare providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or capitated basis or pursuant to certain risk-sharing arrangements. Medical benefits expense consists of capitation expenses and health benefit claims. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists, as compensation for providing comprehensive health services. Participating physician capitation payments for the years ended December 31, 2005, 2004 and 2003, were 13%, 14% and 11%, respectively, of total medical benefits expense.

Medical benefits payable consists primarily of liabilities established for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, and contractual liabilities under risk sharing arrangements established through an estimation process utilizing company-specific, industry-wide, and general economic information and data. The liability includes both direct medical expenses and medically-related administrative costs. The estimation process also involves continuous monitoring and evaluation of the submission, adjudication, and payment cycles of claims. The Company's year-end medical benefits payable is substantially satisfied through claims payment in the subsequent year. The Company estimates ultimate claims based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. Significant assumptions used in the estimation process include trends in benefit costs, seasonality, changes in member demographics, utilization, provider contract terms and reimbursement strategies, frequency and severity of claims incurred, known and adjudicated claims and changes in the timing of the reporting of claims. Additionally, as part of the review, the Company estimates and accrues for the costs necessary to process unpaid claims. The Company includes estimates using historical claims history for provider settlements within its medical benefits payable liability. Such settlements are typically due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

The Company records reserves for estimated referral claims related to healthcare providers under contract with the Company who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, the Company may be required to honor these obligations for legal or business reasons. Based on the Company's current assessment of providers under contract with the Company, such losses have not been and are not expected to be significant.

Due to the numerous factors influencing this liability, the Company develops a series of estimates based upon generally accepted actuarial projection methodologies using various scenarios with respect to claim submission and payment patterns and cost trends. The Company's policy is to record management's best estimate of medical and other benefits payable that adequately provides for future payments of claims incurred but not paid under moderately adverse conditions. Deviations, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period of claim payment on a consistent basis. The Company continually monitors the reasonableness of the assumptions and judgments used in prior estimates by comparison with actual claim patterns and considers this information in future estimates.

Medical and other benefits paid can also be significantly impacted by outcomes from court decisions, interpretations by regulatory authorities, and legislative changes involving healthcare matters. As a result, amounts ultimately paid may differ from initial estimates that did not consider such outcomes, interpretations and changes.

Premium Deficiency Reserves

Premium deficiency reserves are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums, investment income and stop-loss reinsurance recoveries on those contracts. For purposes of determining whether a premium deficiency exists, contracts are grouped in a manner consistent with the Company's method of acquiring, servicing and measuring profitability of such contracts. At December 31, 2005 and 2004, no premium deficiency reserves were needed.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax assets may not be realized.

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

Premium payments that we receive are based upon eligibility lists produced by the government. From time to time, states require us to reimburse them for premiums that we received from the states based on an eligibility list that a state later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. The Company records adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. Management estimates the amount of outstanding retroactivity each period and adjusts premium revenue accordingly if appropriate. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.

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

Reinsurance premiums and medical benefits are accounted for consistently with the accounting for the original policies issued and other terms of the reinsurance contracts. The Company made premium payments of $1,976, $610, $2,724, for the years ended December 31, 2005, 2004 and 2003. The Company had recoveries of $1,979, $591 and $715, respectively, for the years ended December 31, 2005, 2004 and 2003.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that the Company incurs to acquire new members. The Company does not defer member acquisition costs. Member acquisition costs are expensed in the period in which they are incurred.

Advertising

The Company expenses the production costs of advertising as incurred. Costs of communicating an advertising campaign are expensed over the period the advertising takes place. Advertising expense was $3,035, $6,723 and $1,974, respectively, for the years ended December 31, 2005, 2004 and 2003.

Equity-Based Employee Compensation

The Company has four equity-based employee compensation plans, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all equity-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. The Company intends to adopt the new standard during the first quarter of 2006, as required, under the modified-prospective method. The effect of adoption of SFAS No. 123(R) is currently estimated to be $4,400 to $4,900 after tax for 2006. However, the Company’s actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

The following table illustrates the effect on net income and net income attributable to common shares or units if the fair value based method had been applied to all awards.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Net income, as reported	$51,928	$49,250	$23,537
Reconciling items (net of tax effects):
Add: equity-based employee compensation expense included in net reported income determined under the intrinsic-value based method for all awards	2,713	1,256	434
Deduct: equity-based employee compensation expense determined under the fair-value based method for all awards	(9,424)	(3,392)	(819)
Net adjustment	(6,711)	(2,136)	(385)
Net income, as adjusted	$45,217	$47,114	23,152
Class A common unit yield			(5,997)
Net income attributable to common unit, as adjusted			$17,155
Net income per common share:
Basic - as reported	$1.38	$1,70
Basic - as adjusted	$1.20	$1.62
Diluted - as reported	$1.32	$1.56
Diluted - as adjusted	$1.15	$1.51
Net income attributable per common unit:
Basic - as reported			$0.66
Basic - as adjusted			$0.65
Diluted - as reported			$0.60
Diluted - as adjusted			$0.58

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on investments that are not recorded in the statements of income but instead are recorded directly to stockholders' and members’ equity. The Company's components of accumulated other comprehensive income include net unrealized gain/(losses) on available-for-sale securities, net of taxes.

Concentrations

The operations of the Company's subsidiaries in Florida represent a significant concentration of the Company's revenues. The following table illustrates the Company's Florida subsidiaries' revenue as a percentage of the total revenue.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Medicare	24%	24%	27%
Medicaid	48%	55%	59%
Total	72%	79%	86%

The Company expects that the Florida subsidiaries' Medicare and Medicaid contracts, which expire on various dates between June 2006 and December 2006, will be renewed. The Company's operating results could be significantly constrained in the event that the compensation provided under its Florida subsidiaries' Medicare and Medicaid contracts is inadequate to fund medical benefits expense or in the event that these contracts are not renewed.

Fair Value Information

The Company's Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable, and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the notes payable to a related party is estimated by management to approximate fair value based upon the term, nature of the obligation and the arms-length negotiations conducted during the purchase transaction. The carrying value of other long-term debt obligations approximates their fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all equity-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. The Company intends to adopt the new standard during the first quarter of 2006, as required, under the modified-prospective method. The effect of adoption of SFAS No. 123(R) is currently estimated to be $4,400 to $4,900 after tax for 2006. However, the Company’s actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to their 2005 financial statements presentation.

3. NET INCOME PER COMMON SHARE AND NET INCOME ATTRIBUTABLE PER COMMON UNIT

The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and restricted common shares using the treasury stock method.

Basic net income attributable per unit for the year ended December 31, 2003 is computed by dividing the net income less the Class A common unit yield for the period by the weighted average number of units outstanding during the period, less units outstanding that are unvested and subject to provisions that allow the Company to repurchase units at its sole discretion. Diluted net income attributable per unit is computed by dividing the net income for the period less the Class A common unit yield by the weighted average number of units outstanding during the period, plus, other potentially dilutive securities, including the unvested units.

Holdings’ historic capital structure is not indicative of the Company’s current structure due to the automatic conversion of all units of Holdings into common stock of the Company immediately prior to the closing of the Company’s initial public offering. Accordingly, historic basic and diluted net income attributable per common unit should not be used as an indicator of future earnings per common share. The pro forma information in the Consolidated Statements of Income assumes conversion of all outstanding units of Holdings into shares of the Company’s common stock resulting from the completion of the initial public offering as if it had occurred at the beginning of all periods presented. Pro forma net income per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding units into shares of the Company’s common stock effective immediately prior to the closing of the Company’s initial public offering on July 7, 2004.

The following table presents the calculation of net income attributable per common share - basic and diluted and net income attributable per common unit - basic and diluted:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Numerator:
Net income - basic and diluted	$51,928	$49,250	$23,537
Class A Common unit yield	—	—	(5,997)
Net income attributable to common shares/units	$51,928	$49,250	$17,540
Denominator:
Weighted average common shares outstanding - basic	37,714,286	29,011,115
Adjustment for unvested restricted common shares	754,087	2,077,990
Dilutive effect of stock options (as determined by the treasury stock method)	824,971	506,075
Weighted average common shares outstanding - diluted	39,293,344	31,595,180
Weighted average units outstanding - basic			26,398,962
Adjustments for unvested outstanding Class C Common units and equity options issued			3,039,250
Weighted average units outstanding - diluted			29,438,212
Net income per common share:
Net income per common share - basic	$1.38	$1.70
Net income per common share - diluted	$1.32	$1.56
Net income attributable per common unit:
Net income attributable per unit - basic			$0.66
Net income attributable per unit - diluted			$0.60
Pro forma net income per common share - basic			$0.82
Pro forma net income per common share - diluted			$0.73

4. MEDICAL BENEFITS PAYABLE

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Balances as of beginning of period	$190,595	$148,297	$113,670
Opening medical benefits payable related to Harmony acquisition	—	18,160	—
Medical benefits incurred related to:
Current period	1,538,495	1,151,948	884,703
Prior periods	(26,386)	(26,388)	(23,650)
Total	1,512,109	1,125,560	861,053
Medical benefits paid related to:
Current period	(1,331,914)	(985,844)	(751,826)
Prior periods	(129,415)	(115,578)	(74,600)
Total	(1,461,329)	(1,101,422)	(826,426)
Balances as of end of period	$241,375	$190,595	$148,297

Medical benefits payable recorded at December 31, 2004 developed favorably by $26,386. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 6.4% and a decrease of 5.7% for the Medicaid and Medicare segments, respectively, at December 31, 2003. Based upon payments made subsequent to December 31, 2004, for dates of service prior to December 31, 2004, the realized trends were an increase of 0.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

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

5. GOODWILL AND INTANGIBLE ASSETS

a) Goodwill

Goodwill balances and the changes therein are as follows:

Balance as of December 31, 2003	$158,725
Goodwill increased during the year	22,123

Balance as of December 31, 2004	180,848
Goodwill acquired during the year	4,931

Balance as of December 31, 2005	$185,779

The aggregate amount of goodwill related to the Acquired Subsidiaries, as defined in Note 11, in 2002 was $117,064 and was increased in 2003 by $41,630 to account for the purchase price adjustments. The purchase price adjustment during 2003 was assigned to each reporting unit based upon the corresponding impact of the purchase price adjustments. Goodwill was assigned to its two reporting units, which are also its reporting segments. At December 31, 2005 and 2004 goodwill of $78,339 was assigned to the Medicare reporting unit, and $102,509 was assigned to the Medicaid reporting unit. The aggregate amount of goodwill relating to the purchase of Harmony, as defined in Note 11, effective June 2004 was $22,123, was increased in 2005 by $4,931 to account for the purchase price adjustments and was all assigned to the Medicaid reporting unit. The Company had no impairment losses or any write-offs of goodwill during 2005, 2004 and 2003.

b) Intangibles

The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2005 and 2004:

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Provider network	$5,517	$(2,806)	$5,517	$(2,467)
Membership contracts	11,960	(9,275)	10,960	(6,867)
Trademark	10,443	(1,937)	10,443	(1,243)
Noncompete agreements	4,433	(2,296)	4,433	(1,393)
Licenses and permits	985	(224)	985	(159)
State contracts	5,467	(599)	5,467	(235)
	$38,805	$(17,137)	$37,805	$(12,364)

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4,773, $4,797 and $4,537, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2005 is as follows:

2006	$ 4,580
2007	2,546
2008	1,912
2009	1,620
2010	1,459
2011 and thereafter	9,551
$21,668

The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

Weighted-Average Amortization Period (In Years)

Provider network	8.94
Membership contracts	3.42
Trademark	15.00
Noncompete agreements	5.00
Licenses and permits	15.00
State contracts	15.00
Total intangibles	10.74

6. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments are as follows at December 31, 2005 and 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$—	$9,545
Certificates of deposit	58,823	—	—	58,823
Treasury bills	25,790	2	—	25,792
	$94,158	$2	$—	$94,160

December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$—	$10,630
Certificates of deposit	39,711	—	—	39,711
Treasury bills	25,174	—	—	25,174
	$75,515	$—	$—	$75,515

         Contractual maturities of available-for-sale short-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$770	$—	$8,775
Certificates of deposit	58,823	58,201	622	—	—
Treasury bills	25,792	25,792	—	—	—
	$94,160	$83,993	$1,392	$—	$8,775

December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$770	$2,550	$7,310
Certificates of deposit	39,711	14,127	25,584	—	—
Treasury bills	25,174	25,174	—	—	—
	$75,515	$39,301	$26,354	$2,550	$7,310

Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2005 and 2004, bond investments totaling $109,382 and $94,704, respectively, were sold. Realized gains of $24, $0 and $0 were recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

7. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2005 and 2004, the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of these securities are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2005
Certificates of deposit	$5,042	$—	$—	$5,042
Municipal bonds	3,307	19	—	3,326
Money market funds	27,322	—	—	27.322
Treasury bills	1,618	—	—	1,618
	$37,289	$19	$—	$37,308
December 31, 2004
Certificates of deposit	$5,522	$—	$—	$5,522
Municipal bonds	4,238	—	(3)	4,235
Money market funds	21,716	—	—	21,716
	$31,476	$—	$(3)	$31,473

The contractual maturity of all assets categorized as restricted investment assets are within one year.

At December 31, 2004 an unrealized loss of $3 was recorded on certain money market funds. Unrealized losses on money market funds are primarily attributable to changes in interest rates.

No realized gains or (losses) were recorded for the years ended December 31, 2005, 2004 or 2003, respectively.

8. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2005	2004

Land	$—	$42
Leasehold improvements	5,859	3,393
Computer equipment and software	27,561	6,908
Furniture and other equipment	10,489	4,664
	43,909	15,007
Less accumulated depreciation	(6,852)	(2,420)
	$37,057	$12,587

The Company recognized depreciation expense on property and equipment of $4,431, $2,896 and $2,547 for the years ended December 31, 2005, 2004 and 2003.

9. DEBT

The Company's outstanding debt at December 31, 2005 and 2004 consists of the following:

	December 31, 2005	December 31, 2004

Line of credit	$—	$—
Note payable to related party	25,000	25,000
Term loan facility	157,061	158,501
Total	182,061	183,501
Less: current portion of long-term debt	(26,600)	(1,600)
	$155,461	$181,901

Credit Agreement

On September 1, 2005, the Company and certain subsidiaries of the Company entered into a First Amendment to the Credit Agreement (the “Amended Credit Agreement”) pursuant to which certain terms of the Credit Agreement, dated as of May 13, 2004 (the “Credit Agreement”) to which the Company and certain of its subsidiaries are parties, were amended.

The credit facilities under the Amended Credit Agreement consist of a senior secured term loan facility in the amount of approximately $158,000 and a revolving credit facility in the amount of $125,000 of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of December 31, 2005, the revolving credit facility has not been utilized.

The Amended Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions substantially similar to the covenants contained in the Credit Agreement prior to the effectiveness of the Amended Credit Agreement. The Amended Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis beginning in 2005. The Company believes that it is in compliance with all the financial and non-financial covenants under the Amended Credit Agreement at December 31, 2005.

Note Payable to Related Party

In conjunction with the Company’s acquisition of the Acquired Subsidiaries, as defined in Note 11, the Company issued a note (the “Seller Note”) payable to the former stockholders of WellCare of Florida, Inc (“WC”)., HealthEase of Florida, Inc. (“HE”), Comprehensive Health Management, Inc., and Comprehensive Health Management of Florida, L.C. (the “Florida Companies”). The Seller Note is secured by a portion of the Florida Companies common stock, had an initial principal amount of $53,000, bears interest at the rate of 5.25% per annum and is payable from September 15, 2003 through September 15, 2006. The principal amount of the Seller Note was subject to adjustment in 2003 and 2004 based upon a number of earnouts and other contingencies set forth in the purchase agreement, including the capital adequacy of certain of the Florida Companies as of the closing date and the earnings of the Florida Medicare business during fiscal 2002, as described in Note 11. The Company entered into a settlement agreement in February 2004 that fixed the amount of the purchase price and the Seller Note. Concurrently upon entering into the Credit Agreement, the Company entered into an agreement with the former stockholders to repay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted off against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The maximum potential liability on this note at December 31, 2005 was $25,000 and is due on September 15, 2006, or would be due immediately upon a sale of the Company. The seller continues to be obligated to provide the Company with indemnification for potential pre-acquisition claims.

Maturities of Debt

Scheduled maturities of the Company's debt, including the accreted amount of the senior discount notes, during fiscal years subsequent to December 31, 2005 are as follows:

2006	$26,600
2007	1,600
2008	1,600
2009	152,261
$182,061

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

Operating Leases

The Company has operating leases for office space. Rental expense totaled $7,965, $4,139 and $2,273, for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2005 were:

2006	$ 9,565
2007	11,512
2008	11,788
2009	11,944
2010	11,036
2011 and thereafter	32,463
$88,308

11. BUSINESS ACQUISITIONS

a) Acquired Subsidiaries

In July 2002, Holdings acquired (directly or indirectly) 100 percent of the outstanding stock or other ownership interests of WellCare of Florida, Inc., HealthEase of Florida, Inc., WellCare of New York, Inc., WellCare of Connecticut, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Comprehensive Health Management of Florida, L.C. (collectively the “Acquired Subsidiaries”). The results of the Acquired Subsidiaries' operations have been included in the consolidated financial statements since that date.

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

b) Harmony Health Systems, Inc.

In June 2004, the Company acquired Harmony Health Systems, Inc. and its subsidiaries, Harmony Health Plan of Illinois, Inc. and Harmony Health Management, Inc. (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. In June 2005, the Company made a subsequent payment of $4,931 as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003. The payment was recorded as an addition to goodwill.

12. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. The Company and the subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax expense for the following periods:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Current:
Federal	$20,100	$23,411	$13,465
State	4,531	4,065	1,906
	24,631	27,476	15,371
Deferred:
Federal	7,624	3,335	1,398
State	990	445	186
	8,614	3,780	1,584
Total	$33,245	$31,256	$16,955

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Income tax expense at statutory rate	$29,811	$28,176	$14,256
Increase (reduction) resulting from:
State income tax, net of federal benefit	3,936	2,932	1,611
Provision to return differences	(369)	—	403
Effect on non-deductible expenses and other, net	(133)	148	685
Total income tax expense	$33,245	$31,256	$16,955

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004	2003

Deferred tax assets:
Medical and other benefits discounting	$8,257	$6,215	$2,178
Unearned premium discounting	926	4,964	5,968
Accrued expenses and other	2,170	4,183	3,890
	11,353	15,362	12,036
Deferred tax liabilities:
Goodwill, other intangibles and other	16,577	14,818	4,155
Prepaid liabilities	1,260	—	1,068
	17,837	14,818	5,223
Net deferred tax asset (liability)	($6,484)	$544	$6,813

13. RELATED-PARTY TRANSACTIONS

Transaction Expenses

The Company reimbursed expenses and paid transaction fees of $0, $0 and $83, for the years ended December 31, 2005, 2004 2003, respectively, to the majority stockholder of the Company. These reimbursed expenses have been included within selling, general and administrative expenses.

Seller Note

The Seller Note related to the acquisition of the Acquired Subsidiaries is due to the former stockholders of the Florida Companies, one of whom also serves as a director of WC and HE and one of whom is an executive officer of the Company. The Seller Note is secured by a portion of WCG’s common stock, had an initial principal amount of $53,000 plus earnouts and other purchase price adjustments that were subject to certain balance sheet amounts and operating results during 2002, as determined in accordance with the purchase agreement, bears interest at the rate of 5.25% per annum, and is payable from September 15, 2003 through September 15, 2006. The Company entered into a settlement agreement on February 12, 2004 that fixed the amount of the purchase price and Seller Note. Concurrently, upon entering into the Credit Agreement as described in Note 8, the Company entered into an agreement with the former stockholders to prepay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted off against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The maximum potential liability on this note at December 31, 2005 was $25,000 and is due on September 15, 2006, or would be due immediately upon sale of the Company. The seller continues to be obligated to provide the Company with indemnification for potential pre-acquisition claims.

Consulting Fees

For the years ended December 31, 2005, 2004 and 2003, the Company incurred the consulting fees of $0, $0 and $35, respectively, to former stockholders of the Acquired Subsidiaries.

IntelliClaim

In March 2003, the Company entered into an agreement with IntelliClaim, Inc. pursuant to which the Company licenses software and purchases maintenance, support and related services from IntelliClaim. Until January 2005, a member of the Company's board of directors was the Chairman and Chief Executive Officer of IntelliClaim. In 2004 and 2003, the Company purchased $219 and $263 of services in the aggregate from IntelliClaim, respectively.

Bay Area Primary Care and Bay Area Multi Specialty Group

The Company conducts business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of the Company's membership base. These entities are owned and controlled by a former stockholder of the Florida Companies, who also serves as a director of WC and HE. In 2005, 2004 and 2003, the Company purchased $790, $1,104 and $1,131 in services, respectively, in the aggregate from Bay Area Primary Care and Bay Multi Specialty Group.

WellCare Healthy Communities Foundation

During 2005 and 2004, the Company contributed $0 and $500, respectively, to its charitable foundation, WellCare Healthy Communities Foundation.

14. STOCKHOLDERS’ AND MEMBERS' EQUITY

Under Holdings’ Second Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), membership interests in Holdings were represented by issued and outstanding Units, which were classified into Class A Common Units, Class B Common Units and Class C Common Units.

Upon the execution of the LLC Agreement as of September 5, 2002, Holdings effected a unit split, pursuant to which each common unit then issued and outstanding was automatically converted into 333 1/3 units of the same class of common unit.

Each Class A Common Unit issued accrued, on a quarterly basis, an amount, referred to as the "Class A Common Yield," equal to 8% per annum on the sum of (i) the Class A Common Capital Value of $3.00 per Class A Common Unit, less any portion of such amount previously distributed to the holder thereof pursuant to the terms of the LLC Agreement, and (ii) the accrued but unpaid portion of the Class A Common Yield for all prior quarterly periods.

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

Prior to the Reorganization, Holdings entered into agreements with certain members of management and others providing for the sale and issuance of Class A Common Units and Class C Common Units. The Class C Common Units issued to management are subject to certain vesting restrictions, as set forth in the applicable agreements. As of December 31, 2003, a receivable has been recorded as a reduction of units outstanding and paid in capital for the amount of units issued to one of the Company's board members. The receivable was collected in 2004.

In September 2002, the Company adopted two equity plans, the 2002 Senior Executive Equity Plan (the "Executive Plan") and the 2002 Employee Option Plan (the "Employee Plan"). Both plans permit senior executives and other key employees selected to participate to acquire ownership interests in the Company. The Board of Directors reserved an aggregate of 4,432,693 Common Units for issuance under the Executive Plan and the Employee Plan.

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

In general, Class A Common Units sold and Class C Common Units granted under the Executive Plan, and all Class A Common Units issued upon exercise of options granted under the Employee Plan, are subject to the Company's right of repurchase upon the termination of the participant's employment with the Company or any of its subsidiaries. During the years ended December 31, 2004 and 2003, 0 and 3,333 Class A Common Units and 0 and 36,925 Class C Common Units, respectively, were repurchased at the then fair market value at date of repurchase.

Upon the closing of the Reorganization, the Class A Common Units and Class C Common Units issued and granted under the Executive Plan were converted automatically into shares of common stock and the options granted under the Employee Option Plan were converted automatically into equivalent options to purchase the Company’s common stock. Each granted share and option is subject to the same vesting terms as in each holder’s original subscription or option agreement, as applicable. The number of shares subject to each option and their exercise price were adjusted to reflect the effect of the restructuring. The Company does not intend to issue any additional securities under the Executive Plan or the Employee Plan.

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

Restricted Common Share Activity

All equity amounts hereafter reflect the conversion to common stock.

The following table summarizes information with respect to restricted common share activity:

Restricted common shares granted in 2003	2,366,360
Restricted common shares granted in 2004	—
Restricted common shares granted in 2005	532,469
Equity-based compensation for year ended December 31, 2003	$168
Equity-based compensation for year ended December 31, 2004	$474
Equity-based compensation for year ended December 31, 2005	$4,065
Restricted common shares forfeited in 2003	100,995
Restricted common shares forfeited in 2004	23,143
Restricted common shares forfeited in 2005	74,131

Equity Option Activity

The following table summarizes equity option activity:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,415,075	$13.12	894,058	$4.54	—	—
Granted	1,075,213	$34.19	1,709,150	$16.93	894,058	$4.54
Exercised	(386,819)	$10.01	(21,565)	$3.83	—	—
Forfeited	(269,273)	$15.84	(166,568)	$7.30	—	—
Outstanding at end of period	2,834,196	$21.32	2,415,075	$13.12	894,058	$4.54
Exercisable at end of period	712,955	$11.98	358,674	$4.76	61,326	$3.69

The following table summarizes information regarding options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
December 31, 2005
$3.69	362,139	7.7	$3.69	222,655	$3.69
$6.47 - $8.33	555,070	8.1	$7.82	245,021	$7.81
$17.00 - $23.80	851,187	8.7	$20.51	192,050	$20.66
$26.38 - $35.50	550,000	8.2	$32.87	18,604	$31.00
$35.53 - $42.10	515,800	5.9	$37.23	34,625	$36.44
	2,834,196	7.8	$21.32	712,955	$11.98

December 31, 2004
$3.69	544,623	8.7	$3.69	254,735	$3.69
$6.47 - $8.33	690,684	9.1	$7.73	98,731	$6.88
$17.00 - $23.80	1,116,768	9.7	$20.02	5,208	$17.00
$26.38 - $33.66	63,000	9.9	$31.37	—	—
	2,415,075	9.3	$13.12	358,674	$4.76

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants during the period:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Weighted average risk-free interest rate	4.00%	4.30%
Range of risk-free interest rates	3.65% - 4.50%	3.89% - 4.85%
Term	4.53	6.69
Expected dividend yield	0%	0%
Volatility	46.4%	50.2%
Weighted average fair value for options granted	$15.68	$10.19

15. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2005, the Company's HMO subsidiaries were in compliance with these minimum compulsory surplus requirements. The combined statutory capital and surplus of the Company's HMO subsidiaries was $201,401 and $116,725 at December 31, 2005 and 2004, respectively, compared to the required surplus of $74,750 and $53,204 at December 31, 2005 and 2004, respectively.

Dividends paid by the Company's HMO subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the HMO based on its statutory surplus and net income. No dividends were paid during the year ended December 31, 2005.

16. EMPLOYEE BENEFIT PLAN

The Company, through its subsidiary, CHMI, began offering a defined contribution 401(k) in December 2002. The amount of matching contribution expense incurred in the years ended December 31, 2005, 2004 and 2003 was $632, $266 and $241, respectively.

17. SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are the same as those described in Note 2.

The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and children's health programs. The Medicare segment includes operations to provide healthcare services to recipients who are eligible for the federally supported Medicare program. The Company no longer operates a commercial line of business.

Assets and equity details by segment have not been disclosed, as they are not reported internally by the Company.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Premium Revenue:
Medicaid	$1,357,995	$1,055,000	$740,078
Medicare	504,502	334,760	288,330
Corporate and other	—	1,136	14,444
	1,862,497	1,390,896	1,042,852
Medical benefits expense:
Medicaid	1,099,901	851,153	609,233
Medicare	412,208	275,348	238,933
Corporate and other	—	(941)	12,887
	1,512,109	1,125,560	861,053
Gross Margin:
Medicaid	258,094	203,847	130,845
Medicare	92,294	59,412	49,397
Corporate and other	—	2,077	1,557
	$350,388	$265,336	$181,799

18. QUARTERLY FINANCIAL INFORMATION (unaudited)

Selected unaudited quarterly financial data in 2005 and 2004 are as follows:

	For the Three-Month Period Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$418,881	$453,676	$495,455	$511,527
Income before income taxes	17,460	23,165	26,754	17,794
Net income	$10,640	$14,154	$16,295	$10,839
Income per share - basic	$0.29	$0.38	$0.43	$0.28
Income per share - diluted	$0.27	$0.36	$0.41	$0.27
Period end membership	764,600	808,000	862,000	855,000

	For the Three-Month Period Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$301,836	$321,431	$374,644	$397,292
Income before income taxes	9,686	14,654	26,912	29,254
Net income	5,822	8,936	$16,793	$17,699
Class A common unit yield	(1,571)	(1,601)	—	—
Net income attributable to common units	$4,251	$7,335	—	—
Income per share - basic	$0.15	$0.26	—
Income per share - diluted	$0.13	$0.23	—
Net income attributable per common unit
Net income attributable per common unit - basic	—	—	$0.48	$0.50
Net income attributable per common unit - diluted	—	—	$0.45	$0.46
Pro forma net income per common share
Pro forma net income per common share - basic	$0.19	$0.32	—	—
Pro forma net income per common share - diluted	$0.16	$0.28	—	—
Period end membership	665,000	695,000	734,000	747,000

The sum of the quarterly earnings per share and unit amounts do not equal the amount reported for the full year since per share and unit amounts are computed independently for each quarter and for the full year based on respective weighted-average units outstanding and other dilutive potential shares and units.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Year Ended
December 31, 2005
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	$6,022	$988	$1,071	$5,939
Premiums Receivable	—	1,718	—	1,718
	$6,022	$2,706	$1,071	$7,657

Year Ended
December 31, 2004
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	$4,827	$1,858	$663	$6,022

Year Ended
December 31, 2003
Deducted from assets:
Allowance for uncollectible accounts;
Medical Advances	$580	$4,479	$232	$4,827

EXHIBIT INDEX

Exhibits	Description

2.1
Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc., incorporated by reference to an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.2	Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1
Specimen common stock certificate, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1
Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, Well Care HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C., incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).

10.2
Amended and Restated Senior Subordinated Non-Negotiable Promissory Note, dated February 12, 2004, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.3
Equity and Warrant Agreement, dated as of July 31, 2002, among WellCare Holdings, LLC, Kiran C. Patel, M.D., Pradip C. Patel and Rupesh Shah, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).

10.4
Investor Rights Agreement, dated as of July 31, 2002, by and among WellCare Holdings, LLC, Kiran C. Patel, M.D., Pradip C. Patel and Rupesh Shah, Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).

10.5
Pledge Agreement, dated as of July 31, 2002, by and between WellCare Holdings, LLC and Kiran C. Patel, as Stockholder Representative, Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).

10.6
Amendment and Settlement Agreement, dated February 12, 2004, among WellCare Holdings, LLC, WellCare Health Plans, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.7
Prepayment and Amendment Agreement, dated as at May 11, 2004, among WellCare Holdings LLC, WellCare Health Plans, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.8
Prepayment and Settlement Allocation Agreement, dated August 31, 2004, among WellCare Health Plans, Inc., WCG Health Management, Inc., Kiran C. Patel, Pallavi Patel, Pradip C. Patel, Swati Patel, Rupesh Shah and Nita Shah, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.

10.9
Contribution Agreement, dated as of July 31, 2002, by and between WellCare Holdings, LLC and Soros Private Equity Investors LP., incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).

10.10
Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equityholders, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).+

10.11
WellCare Holdings, LLC 2002 Senior Executive Equity Plan, Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).+

10.12
Form of Subscription Agreement under 2002 Senior Executive Equity Plan, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).+

10.13	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan incorporated by reference to a Current Report on Form 8-K filed by the Registrant on March 17, 2005.+
10.14	Form of Director Subscription Agreement.+*
10.15
WellCare Holdings, LLC 2002 Employee Option Plan, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).+

10.16
Form of Time Vesting Option Agreement under 2002 Employee Option Plan, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 13, 2004 (No. 333-112829).+

10.17	Registrant’s 2004 Equity Incentive Plan, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.+
10.18
Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.+

10.19
Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.+

10.20	Form of Non-Plan Time Vesting Option Agreement.+ *
10.21	2005 Employee Stock Purchase Plan, incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-8 filed by the Registrant on November 5, 2004 (No. 333-120257).+
10.22
Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.+

10.23
Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.+

10.24
Restricted Stock Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.+

10.25
Performance Share Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 8, 2005.+

10.26
Amended and Restated Employment Agreement, dated as of June 28, 2004, among WellCare Acquisition Company, Comprehensive Health Management, Inc. and Heath Schiesser, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).+

10.27
Employment Agreement, dated as of November 18, 2002, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).+

10.28
Employment Agreement dated as of September 15, 2003, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens, incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).+

10.29
Form of Indemnification Agreement, incorporated by reference to an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).+

10.30	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.31
Merger Agreement, dated as of March 3, 2004, by and among WellCare Health Plans, Inc., Zephyr Acquisition Sub, Inc., Harmony Health Systems, Inc. and the stockholders and option holders listed on the signature page thereto, incorporated by reference to an exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on May 13, 2004 (No. 333-112829).

10.32
Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent, Incorporated by reference to an exhibit to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on June 8, 2004 (No. 333-112829).

10.33
First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2005.

10.34
Form of AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.

10.35
Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for Well Care HMO, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.

10.36
Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.37
Amendment No. 3 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.38
Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc., d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.39
Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.40
Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.41
Amendment No. 7 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.42
Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.43
Amendment No. 9 to AHCA contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.44
Amendment No. 10 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 29, 2005.

10.45
Amendment No. 11 to AHCA Contract between the State of Florida, Agency for Health Care Administration and Well Care HMO, Inc. d/b/a StayWell Health Plan of Florida, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006.

10.46
Amendment No. 1 to AHCA 2004-2006 Medicaid Health Maintenance Organization Contract, dated August 24, 2004, for HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 7, 2004.

10.47
Amendment No. 2 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on February 3, 2005.

10.48
Amendment No. 3 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on March 7, 2005.

10.49
Amendment No. 4 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.50
Amendment No. 5 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.51
Amendment No. 6 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on June 22, 2005.

10.52
Amendment No. 7 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.53
Amendment No. 8 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 20, 2005.

10.54
Amendment No. 9 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 29, 2005.

10.55
Amendment No. 10 to AHCA Contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006.

10.56
Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan, as amended, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.57
Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a StayWell Health Plan of Florida, filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 4, 2005.

10.58
State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc., as amended, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.59
Amendment No. 3 to the Contract for Furnishing Health Services by a Managed Care Organization between the Illinois Department of Healthcare & Family Services and Harmony Health Plan of Illinois, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 29, 2005.

10.60
Contract between the Indiana Office of Medicaid Policy, the Office of Children’s Health Insurance Program and Harmony Health Plan of Illinois, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 20, 2005.

10.61
Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 21, 2005.

10.62
Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 21, 2005.

10.63
Child Health Plus Contract between New York State Department of Health and WellCare of New York, Inc., as amended, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.64
Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the City of New York Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 3, 2005.

10.65
Amendment to Medicaid Managed Care Model Contract between WellCare of New York, Inc. and the New York City Department of Health and Mental Hygiene, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 27, 2005.

10.66
Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.67
Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 16, 2004.

10.68
Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 16, 2004.

10.69
Husky B Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc., as amended, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.70
Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1 (Husky B) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 16, 2004.

10.71
Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky B) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 16, 2004.

10.72
Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2005.

10.73
Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.74	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.
10.75	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.
10.76
Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

10.77	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.
10.78	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.
10.79
Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2006), filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 2, 2005.

21.1	List of subsidiaries.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.
+ Denotes a management contract or compensatory plan, contract or arrangement.