Form 10-K/A
period 2005-12-31
WELLCARE HEALTH PLANS, INC.
filed 2006-02-16
CIK 1279363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to correct an omission from Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 10-K”), which was filed with the Securities and Exchange Commission on February 14, 2006 by WellCare Health Plans, Inc. (the “Company”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Exhibit 23.1 is hereby amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2005 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: February 16, 2006	By:	/s/ Todd S. Farha
Todd S. Farha
President and Chief Executive Officer

EXHIBIT INDEX

Exhibits	Description

23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.