Form 10-K/A
WELLCARE HEALTH PLANS, INC.
filed 2006-02-27
CIK 1279363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

              The purpose of this Form 10-K/A No. 2 is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2006, as amended by Amendment No. 1 to the 2005 Form 10-K filed with the Commission on February 16, 2006 (the “2005 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A No. 2 under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A No. 2, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2005 Form 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-K/A No. 2 to modify or update other disclosures as presented in the original 2005 Form 10-K.

PART III

Item 10 - Directors and Executive Officers of the Company

The following are our directors and executive officers and their ages as of February 22, 2006:

Directors

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

Regina E. Herzlinger (age 62) has been a member of our board of directors since August 2003. Dr. Herzlinger is the Nancy R. McPherson Professor of Business Administration at the Harvard Business School and has been teaching at Harvard since 1971. Dr. Herzlinger received her undergraduate degree from Massachusetts Institute of Technology and her doctorate from Harvard Business School. The board of directors has designated Dr. Herzlinger as one of our “audit committee financial experts” and as having accounting or related financial management expertise.

Kevin F. Hickey (age 54) has been a member of our board of directors since November 2002. From October 1998 until January 2005, Mr. Hickey served as the Chairman and Chief Executive Officer of IntelliClaim, Inc., a privately-held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity. From September 1997 until August 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans, Inc. Mr. Hickey has also served as a director of the American Association of Preferred Provider Organizations from 1999 until 2002; a director of First Health/HealtheSolutions, a privately-held company, since 1982; a director of Benefit Management Group, a privately-held company, since 1997; a director of Healthaxis Inc., a technology and business process services firm for the health benefits industry, since 2001; and a director of HealthMarket, Inc., a consumer directed health plan, from 2002 until 2004. Mr. Hickey received his undergraduate degree from Harvard University, a masters in health services administration from the University of Michigan and a juris doctor from Loyola College of Law.

Alif A. Hourani (age 53) has been a member of our board of directors since August 2003. Since 1997, Mr. Hourani has served as Chairman and Chief Executive Officer of Pulse Systems, Inc., a practice management and clinical records software company. From 1987 to 1997, Mr. Hourani held various positions, including Chief Executive Officer of Physician Corporation of America/Data Systems, Senior Vice President of Management Information Systems of Physician Corporation of America, and Manager of Computer Engineering at the Wolf Creek Nuclear Operating Corporation. Mr. Hourani received his undergraduate degree from the University of Lyon and his masters of science degree and doctorate from the University of Strasbourg. Mr. Hourani is a cousin of Mr. Farha.

Glen R. Johnson, M.D. (age 62) has been a member of our board of directors since February 2004. Since May 1998, Dr. Johnson has served as President and Chief Executive Officer of Community Health Choice, Inc., a managed health care organization that provides healthcare services to Medicaid members in the Houston, Texas area. Since March 2003, Dr. Johnson has also served as an expert consultant to the Texas State Board of Medical Examiners, and since 1999 he has been a clinical associate professor in the Department of Family Medicine at Baylor College of Medicine in Houston. From 1990 to October 1997, Dr. Johnson served as Senior Vice President for Medical Affairs and as Corporate Chief Medical Officer of Physician Corporation of America. Dr. Johnson is a delegate of the American Academy of Family Physicians to the American Medical Association and is the former Vice President of The American Academy of Family Physicians. Dr. Johnson received his undergraduate degree and his doctorate from Howard University, and is a certified physician executive.

Ruben Jose King-Shaw, Jr. (age 44) has been a member of our board of directors since August 2003. Since February 2004, Mr. King-Shaw has served as the President of UBC Solutions Corporation, a provider of science- and evidence-based services and information to the pharmaceutical and life sciences industries. Mr. King-Shaw served as Senior Advisor to the Secretary of the Department of the Treasury from January 2003 to June 2003. From July 2001 to April 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of the federal government’s Centers for Medicare & Medicaid Services. Prior to that, from January 1999 to July 2001, he served as Secretary of the Agency for Health Care Administration of the State of Florida. Mr. King-Shaw received his undergraduate degree from Cornell University and a masters of business administration from Florida International University.

Christian P. Michalik (age 37) has been a member of our board of directors since May 2002. Since July 2004, Mr. Michalik has served as Managing Director of Kinderhook Industries, a private equity investment firm, and prior to that was a partner in Soros Private Equity Partners LLC, the private equity investment business of Soros Fund Management LLC, from January 1999 through December 2003. From 1997 to 1998, Mr. Michalik was an investment manager with Capital Resource Partners, a private equity investment firm. From 1995 to 1996, Mr. Michalik was an associate at Colony Capital, a real estate investment firm. Mr. Michalik currently serves as chairman of Nurse-on-Call, Inc. and NACT Telecommunications, Inc. and as a director of NIT Group, Inc., Longevity Holdings LLC and Media Solutions Services, LLC. Mr. Michalik received his undergraduate degree from Yale University and his masters of business administration from Harvard Business School. The board of directors has designated Mr. Michalik as one of our “audit committee financial experts” and as having accounting or related financial management expertise.

Neal Moszkowski (age 40) has been the Chairman of our board of directors since May 2002. Since April 2005, Mr. Moszkowski has been Co-Chief Executive Officer of TowerBrook Capital Partners LP, a private equity investment company. Prior to joining TowerBrook, Mr. Moszkowski was Managing Director and Co-Head of Soros Private Equity, the private equity investment business of Soros Fund Management LLC, where he served since August 1998. From August 1993 to August 1998, Mr. Moszkowski worked for Goldman, Sachs & Co. and affiliates, where he served as Vice President and Executive Director in the Principal Investment Area. Mr. Moszkowski currently serves as a director of Bluefly, Inc., an online discount apparel retailer, Day International Group, Inc., a producer and distributor of precision-engineered products, and JetBlue Airways Corporation, a passenger airline. Mr. Moszkowski received his undergraduate degree from Amherst College and his masters of business administration from the Graduate School of Business of Stanford University.

Jane Swift (age 40) has been a member of our board of directors since November 2004. Since January 1, 2006, Ms. Swift has been self-employed as an advisor to early stage education companies. From May 2003 to January 2006, Ms. Swift was a General Partner of Arcadia Partners, a venture capital firm focused exclusively on the for-profit education and training industry. From April 2001 until January 2003, Ms. Swift served as the Governor of Massachusetts. Prior thereto, she served as the Lieutenant Governor of Massachusetts from January 1999 until April 2001. Ms. Swift is a member of the Board of Directors of both Teachscape and the Brigham and Women’s Hospital.

Executive Officers who are not Directors

Paul L. Behrens (age 44) has served as our Senior Vice President and Chief Financial Officer since September 2003. Prior to that Mr. Behrens was a partner in the healthcare practice of Ernst & Young LLP, which he joined in 1983. Mr. Behrens received his undergraduate degree from Dana College. Mr. Behrens is a certified public accountant.

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

David W. Erickson (age 50) has served as our Senior Vice President and Chief Information Officer since February 2005. Prior thereto, Mr. Erickson served as Vice President, Information Services and Chief Information Officer for Molina Healthcare, Inc., a health care company, since June 1999, where he had responsibility for corporate Information Technology, Claims and Administrative services. From April 1997 until June 1999, Mr. Erickson served as the Vice President and Chief Information Officer, Western Region for UnitedHealthcare. Prior to that, Mr. Erickson worked for the IBM Corporation for twenty years where his last position was executive-in-charge of the IBM Global Services outsourcing contract serving Boeing’s west coast divisions. Mr. Erickson received his Bachelors of Science degree in Social Science from the State University of New York.

Ace M. Hodgin, M.D. (age 49) has served as our Senior Vice President and Chief Medical Officer since July 2004. From June 2003 to July 2004, Dr. Hodgin served as the Medical Director for HealthCare Partners, a New York based managed care provider. From October 1994 to January 2002, Dr. Hodgin served in several different capacities with PacifiCare Health Systems, Inc., including President and Chief Executive Officer of PacifiCare of Arizona, Regional Vice President, Desert Region and Senior Vice President, PPO Product. From 1991 to 1994, Dr. Hodgin served as the Director of Medical Education and Associate Dean for Clinical Education at the Summa Health System, Northeastern Ohio Universities College of Medicine. Prior to that, he served as the Medical Services Administrator for the Maricopa Medical Center from 1985 to 1991 and as a Staff Physician for CIGNA Healthplan of Arizona from 1984 to 1985. Dr. Hodgin was appointed to serve on the Arizona Governor’s Advisory Council on Quality from 1997 to 2001 and served on the Arizona Select Task Force on Managed Care Reform in 1999. Dr. Hodgin received his undergraduate degree and his doctorate from the University of Arizona. He has also received a Masters in Health Administration from the University of Colorado.

Imtiaz (“MT”) Sattaur (age 43) has served as the President of our Florida business since April 2004 and as Senior Vice President, Medicare from January 2004 to April 2004. From October 2002 to December 2003, Mr. Sattaur served as President and Chief Executive Officer of Amerigroup Florida, Inc., a health care company.From April 1999 to September 2002, Mr. Sattaur served as Vice President and Chief Operating Officer of Affinity Health Plan in New York. Mr. Sattaur has over 20 years experience in the health and managed care industry. Mr. Sattaur received his undergraduate degree from Florida International University.

Heath G. Schiesser (age 38) has served as our Senior Vice President, Marketing & Sales since July 2002. Mr. Schiesser is also the President of our nationwide prescription drug plan operations. Prior to that, from May 2002 to July 2002, Mr. Schiesser was a consultant to us. For part of 2001, Mr. Schiesser served as Vice President of the Emerging Business Group at Enron Corporation. In 2000 and 2001, Mr. Schiesser served as a Managing Director at Idealab, an investment firm that developed and funded seed-stage businesses. During 2000, he led the turnaround and sale of an Idealab portfolio company, iExchange, as President and Chief Executive Officer. From 1998 to 1999, he co-founded and served as the Vice-President of Business Development for YourPharmacy.com, which was sold in October 1999. From 1993 to 1998, Mr. Schiesser worked at McKinsey & Company, an international management consulting firm. Mr. Schiesser received his undergraduate degree from Trinity University and a masters of business administration from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange, or NYSE. Officers, directors and greater than ten percent shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no reports on Form 5 or Form 4 were required for those persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with in 2005.

The Trust Program

Due to the increasingly complex legal and ethical questions facing all participants in the healthcare industry, we have unified our corporate ethics and compliance policies by implementing a comprehensive corporate ethics and compliance program, called the Trust Program. The Trust Program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and our high standards of business ethics. The Trust Program applies to members of our board of directors, our associates, including our Chief Executive Officer and Chief Financial Officer, and in some cases, our business partners and our independent contractors.

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

The Trust Program contains a whistleblower policy which sets forth the steps an associate should take if he or she has a question about the application of the program. The whistleblower policy contained in the Trust Program also sets forth the audit committee’s procedures for the receipt, retention and treatment of complaints received from associates regarding accounting, internal accounting controls or auditing matters as required by the Sarbanes-Oxley Act of 2002.

The full text of the Trust Program is available on our Internet site at www.wellcare.com. We intend to disclose future amendments to, or waivers from, the provisions of the Trust Program, if any, made with respect to any of our directors and executive officers on our Internet site.

Item 11 - Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the 2005, 2004 and 2003 cash compensation and certain other components of the compensation of Todd S. Farha, our president and chief executive officer, and the four most highly compensated executive officers who were serving as such at the end of 2005.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Other Annual Compensation ($) (3)	Restricted Stock Awards ($) (5) (6)	Securities Underlying Options/SARs(#)	All other Compensation ($) (4)
Todd S. Farha President and Chief Executive Officer	2005 2004 2003	387,064 311,538 300,000	— 718,920 600,000	77,488 102,802 65,427	7,689,000 475,680 —	220,000 81,315 —	15,134 9,680 554
Paul L. Behrens Senior Vice President and Chief Financial Officer (7)	2005 2004 2003	275,000 285,577 68,750	— 182,838 260,000	1,079 1,719 19,286	— 71,352 1,116,615	8,100 8,131 —	11,239 12,593 —
Ace Hodgin, M.D Senior Vice President and Chief Medical Officer (7)	2005 2004 2003	250,385 103,942 —	— 68,830 —	— 13,419 —	— 71,352 —	38,900 80,00 —	8,767 5,402 —
Imtiaz (“MT”) Sattaur President, Florida (7)	2005 2004 2003	259,615 243,269 —	— 329,053 —	4,914 — —	— 173,623 —	38,900 137,578 —	11,000 7,928 —
Heath Schiesser Senior Vice President Marketing & Sales	2005 2004 2003	259,615 259,615 250,000	— 182,838 210,000	— — 60,808	— 71,352 5,639	17,900 8,131 —	11,000 9,232 2,400

(1)   Represents total salary earned by the executive officers and includes amounts of compensation deferred by the named officers under our 401(k) savings plan.
(2)   Generally, we pay bonuses toward the end of the first quarter in the year following the year in which the bonus is earned. Accordingly, at the time of the filing of this Form 10-K/A No. 2, bonuses for these individuals for 2005 had not yet been finally determined or paid. The determination of the officers to be included in the above table is based in total base salary paid to our executive officers in 2005.
(3)  The total perquisites paid to the above listed executive officers are listed in the table below. The value of the perquisites is determined based on the actual costs incurred by us in connection with providing these perquisites.

Name	Year	Subsidized Personal Travel ($)	Relocation ($)	Housing & Auto Allowance ($)	Tax Gross-Ups ($)
Todd S. Farha	2005 2004 2003	— — —	— — —	47,706 44,068 45,901	29,782 58,734 19,526
Paul L. Behrens	2005 2004 2003	— — —	— — 12,088	— — —	1,079 1,719 7,198
Ace Hodgin, M.D.	2005 2004 2003	— — —	— 13,419 —	— — —	— — —
Imtiaz (“MT”) Sattaur	2005 2004 2003	3,276 — —	— — —	— — —	1,638 — —
Heath Schiesser	2005 2004 2003	— — —	— — 42,138	— — —	— — 18,670

(4)   The 2003 All Other Compensation amounts represent company matching contributions to the 401(k) savings plan. The 2005 and 2004 All Other Compensation amounts include company matching contributions to the 401(k) savings plan of $2,800 to each of Messrs. Farha, Sattaur and Schiesser and Dr. Hodgin and premiums paid for certain life, disability and medical insurance policies as set forth below:

Name	Year	Life ($)	Disability ($)	Medical ($)
Todd S. Farha	2005 2004	9,028 468	3,964 3,901	2,756 2,711
Paul L. Behrens	2005 2004	429 351	3,660 6,487	7,150 5,755
Ace Hodgin, M.D.	2005 2004	367 227	660 243	4,117 4,931
Imtiaz (“MT”) Sattaur	2005 2004	390 325	660 406	7,150 4,597
Heath Schiesser	2005 2004	390 390	660 487	7,150 5,755

(5)   On June 6, 2005, Mr. Farha was awarded a grant of 220,000 shares of restricted stock which vests 25% annually from the second through fifth anniversary of the grant date. The vesting of this restricted stock award will accelerate in full in the event of the termination (a) of Mr. Farha’s employment or service with the Company as a result of his death, disability or retirement, or (b) of Mr. Farha’s employment or service with the Company (or successor thereto) by Mr. Farha for good reason or by the Company (or successor thereto) without cause, within 24 months after a change in control. Absent a change in control, in the event of the termination of Mr. Farha’s employment or service with the Company by Mr. Farha for good reason or by the Company without cause, the vesting of Mr. Farha’s restricted stock award will accelerate on a pro rata basis based on the number of months elapsed from the grant date.
(6)  The following table shows the total number and value of unvested restricted stock held by each named executive officer as of December 31, 2005. The value of this award as reflected in the table below is based on the closing price of our common stock on December 31, 2005 of $40.85.

Name	Date of Award	# of shares Awarded	# of shares unvested as of December 31, 2005	Unvested value as of December 31, 2005 ($)
Todd S. Farha	9/6/02	1,634,582	0	0
	3/15/05	20,000	16,000	653,600
	6/6/05	220,000	220,000	8,987,000
Paul L. Behrens	9/30/03	458,572	200,626	8,195,572
	3/15/05	3,000	2,400	98,040
Ace Hodgin, M.D.	3/15/05	3,000	2,400	98,040
Imtiaz (“MT”) Sattaur	3/15/05	7,300	5,840	238,564
Heath Schiesser	5/30/03	458,572	76,435	3,122,370
	3/15/05	3,000	2,400	98,040

•
The March 15, 2005 awards of restricted stock to each of the above-named executive officers vest 20% on the date of grant and 20% on each of the next four anniversaries of the date of grant. These awards were a component of the officers’ 2004 bonus. The grants would immediately vest in full upon the termination of the recipient’s employment by the company without cause, or by the recipient for good reason, within twelve months of a change of control of the company. Dividends, if any are declared, will be paid on the restricted shares.

•
The September 30, 2003 award of restricted stock to Mr Behrens vests over a four-year period at a rate of 25% on the first anniversary of the date of grant and 2.0833% upon the end of each full calendar month thereafter. The grant would immediately vest in full upon the termination of the officer’s employment by us without cause, or by the officer for good reason, following a change of control of the company. Dividends, if any are declared, will be paid on the restricted shares.

•
The May 30, 2003 award of restricted stock to Mr. Schiesser vests over a four-year period at a rate of 2.0833% upon the end of each full calendar month following the grant date. The grant would immediately vest in full upon the termination of the officer’s employment by us without cause, or by the officer for good reason, within six months of a change of control of the company. Dividends, if any are declared, will be paid on the restricted shares

(7)  Messrs. Behrens and Sattaur and Dr. Hodgin commenced employment with us in September 2003, January 2004 and July 2004, respectively.

Options Granted in 2005

The following table sets forth certain information regarding stock options granted in 2005 to the five individuals named in the Summary Compensation Table. In addition, in accordance with the Securities and Exchange Commission’s rules, the table also shows the grant date present value, as of the date of grant, of the options under the option pricing model discussed below. It should be noted that this model is only one method of valuing options, and our use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the exercise price at the time of exercise.

Name	# of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($/share) (3)	Expiration Date	Grant Date Present Value ($) (4)
Todd S. Farha (1)	220,000	21.78	34.95	06/06/12	3,306,600
Paul L. Behrens (2)	8,100	0.80	36.45	07/27/12	128,466
Ace Hodgin, M.D. (2)	38,900	3.85	36.45	07/27/12	616,954
Imtiaz (“MT”) Sattaur (2)	38,900	3.85	36.45	07/27/12	616,954
Heath Schiesser (2)	17,900	1.77	36.45	07/27/12	283,894

(1)
The options awarded to Mr. Farha are nonqualified stock options, vest 50% on the second anniversary of the grant date and an additional 25% on each of the third and fourth anniversaries of the grant date and have a seven year term. The vesting of the options will accelerate in certain circumstances as described in “Employment Contracts and Termination of Employment Arrangements” below.

(2)
The options awarded to Messrs. Behrens, Sattaur and Schiesser and Dr. Hodgin are nonqualified stock options, vest 20% on each anniversary of the grant date and have seven year terms. The vesting of the options will accelerate in full, and remain exercisable for 180 days thereafter, in the event of termination of employment as a result of death, disability or retirement, by the officer for good reason or by us without cause within 12 months after a change of control. The option will expire and be forfeited upon termination of employment by us with cause.

(3)	Exercise price is the fair market value of the common stock on the date of grant.
(4)
    The amounts shown are based on a modified Black-Scholes option pricing model which uses certain assumptions to estimate the value of employee stock options. The material assumptions used for the grants in the table above are: an expected term of 4.5 years from the date of grant; 0% dividend yield; expected volatility of 46.4%; and risk-free interest rates of 3.73% for the June 6, 2005 grant and 4.09% for the July 27, 2005 grants.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

The following table indicates, for each of the five individuals named in the Executive Compensation Table herein, the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2005, and the values for “in-the-money” options which represent the excess of the closing market price of our common stock at December 31, 2005, over the exercise price of any such existing stock options.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value(1) of Unexercised In-The-Money Options at December 31, 2005($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Todd S. Farha	-	-	37,269	264,046	$ 1,211,988	$ 2,730,376
Paul L. Behrens	-	-	3,727	12,504	121,202	178,858
Ace Hodgin, M.D.	25,000	$ 607,508	1,666	92,234	36,236	1,331,175
Imtiaz (“MT”) Sattaur	-	-	59,672	116,806	1,793,348	2,375,049
Heath Schiesser	-	-	3,727	22,304	121,202	221,978
(1) These values are based on $ 40.85 per share, the closing price of the shares underlying the options on December 31, 2005, less the exercise price, multiplied by the number of options

Repricing of Options

In December 2005, the compensation committee of our board of directors approved an amendment to an August 2004 grant of stock options to Dr. Hodgin to increase the exercise price of all unvested, unexercised options from $17.00 to $19.10, the fair market value of our common stock on the date of grant. The amendment was effected in order to avoid certain negative tax consequences under the deferred compensation provisions of the American Jobs Creation Act. The re-pricing had the effect of reducing the amount of net compensation that Dr. Hodgin will receive upon exercise of the options.

Name	Date	Number of Securities Underlying Options/SARS Repriced or Amended (#)	Market Price of Stock At Time of Repricing or Amendment ($)	Exercise Price At Time Of Repricing Or Amendment	New Exercise Price ($)	Length of Original Option Term Remaining At Date of Repricing or Option
Ace Hodgin, M.D.	12/30/05	55,000	40.85	$17.00	$19.10	8.67 years

Employment Contracts and Termination of Employment Arrangements

Todd S. Farha serves as our Chief Executive Officer, President and a member of our board of directors pursuant to an amended and restated employment agreement dated June 6, 2005. The agreement has an initial term of five years, commencing on June 6, 2005, and will automatically renew at the end of the initial term and each additional term for an additional one-year period unless either party notifies the other that the term will not be extended. Under the agreement, Mr. Farha is entitled to an annual salary of $400,000, subject to annual review and potential increase by our board of directors. In addition, Mr. Farha is eligible to receive an annual cash bonus, based upon the satisfaction of performance criteria to be established annually by our compensation committee. If Mr. Farha’s employment is terminated by us without cause or by Mr. Farha for good reason, then Mr. Farha will be entitled to continue to receive his base salary for 12 months, or 24 months if the termination occurs after a change of control. He will also be entitled to receive an amount equal to his target bonus for the year in which the termination occurs, payable one year after the date of termination, as well as continuation of benefits for 12 months following termination. We would also be obligated to make additional payments to Mr. Farha if he were to incur any excise taxes pursuant to Section 4999 of the Internal Revenue Code on account of the benefits and payments provided under the agreement or otherwise. The additional payments would be in an amount such that, after taking into account all applicable federal, state and local taxes applicable to such additional payments, Mr. Farha would be able to retain from such additional payments an amount equal to the excise taxes that are imposed. Mr. Farha has agreed not to compete with us during the term of his employment and for one year thereafter, except that if Mr. Farha’s employment terminates because we notify him that the term of his agreement will not be renewed, the non-competition covenant will not apply following the term unless we elect to continue to pay him his base salary during that period.

In addition, in June 2005, in connection with amending and restating his employment agreement, the compensation committee granted Mr. Farha the following equity awards:

(i)
Non-Qualified Stock Options. Mr. Farha was granted an option to acquire, at an exercise price of $34.95 per share, 220,000 shares of our common stock which vests 50% on the second anniversary of the grant date and an additional 25% on each of the third and fourth anniversaries of the grant date. The vesting of Mr. Farha’s options will accelerate in full, and remain exercisable for one-year thereafter, in the event of the termination (a) of Mr. Farha’s employment or service with us as a result of his death, disability or retirement, or (b) of Mr. Farha’s employment or service with us (or successor thereto) by Mr. Farha for good reason or by the Company (or successor thereto) without cause within 24 months after a change in control. Absent a change in control, in the event of the termination of Mr. Farha’s employment or service with us by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s option grant will accelerate on a pro rata basis based on the number of months elapsed from the grant date, and will remain exercisable for one-year thereafter. Mr. Farha’s option grant will expire and be forfeited upon the termination by us for cause of Mr. Farha’s employment or service with us. Any unexercised portion of Mr. Farha’s option grant will automatically terminate and become null and void on the seventh anniversary of the grant date.

(ii)
Restricted Stock Award. Mr. Farha was granted an award of 220,000 shares of restricted stock which vests 25% annually from the second through fifth anniversary of the grant date. The vesting of Mr. Farha’s restricted stock will accelerate in full in the event of the termination (a) of Mr. Farha’s employment or service with us as a result of his death, disability or retirement, or (b) of Mr. Farha’s employment or service with us (or successor thereto) by Mr. Farha for good reason or by us (or successor thereto) without cause, within 24 months after a change in control. Absent a change in control, in the event of the termination of Mr. Farha’s employment or service with us by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s restricted stock award will accelerate on a pro rata basis based on the number of months elapsed from the grant date.

(iii)
Performance Share Award. Mr. Farha was granted an award of 130,000 shares of common stock which vest on the three-year and five-year anniversaries of the grant date based upon our achievement of compounded annual percentage increases in diluted net income per share (“EPS”) over three-year and five-year periods. The three-year period is measured from January 1, 2005 through December 31, 2007. The five-year period is measured from January 1, 2005 through December 31, 2009. Achievement of goals under Mr. Farha’s performance award will be measured against cumulative EPS over the three-year and five-year periods, respectively, with “target”, “threshold” and “maximum” awards to be based on annual EPS growth. The target number of performance shares to be issued in the aggregate is 130,000 and the actual number of performance shares to be issued shall be between zero and 240,279 based upon our achievement of the performance goals. 50% of the shares pursuant to the performance award will be available for issuance on the first vesting date based on our achievement of the cumulative EPS goals for the first three-year period. Any portion of the 50% not issued on the first vesting date will be available for issuance on the second vesting date (together with the remaining 50%) based on achievement of the cumulative EPS goals for the full five-year period. The vesting of Mr. Farha’s performance awards will accelerate in full in the event of (a) the termination of Mr. Farha’s employment or service with us as a result of his death, disability or retirement, or (b) a change in control. Absent a change in control, in the event of the termination of Mr. Farha’s employment or service with us by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s performance award will accelerate on a pro rata basis based on the number of months elapsed from the grant date as compared to the 60-month term (or, if termination occurs after the first vesting date, as compared to the remaining 24-month term).

Paul Behrens serves as our Senior Vice President and Chief Financial Officer and Heath Schiesser serves as our Senior Vice President, Marketing & Sales, pursuant to employment agreements with us. Each agreement has an initial term of three years, and will automatically renew for successive additional one-year periods thereafter unless either party notifies the other that the term will not be extended. Under the agreements, Mr. Behrens is entitled to an annual salary of $275,000 and Mr. Schiesser is entitled to an annual salary of $250,000, in each case subject to annual review and potential increase by our board of directors. In August 2005, the board increased Mr. Schiesser’s base salary to $275,000. In addition, each is eligible to receive an annual potential bonus, payable in the form of cash or equity, based upon the satisfaction of performance criteria to be established annually by our compensation committee. If the employment of either of these executives is terminated by us without cause, or by the executive for good reason, the executive will be entitled to continue to receive his base salary and benefits for 12 months following the date of termination. In addition, in the case of Mr. Schiesser, if the termination occurs within six months after a change of control has occurred or a definitive agreement providing for a change of control has been signed, or if a definitive agreement providing for a change of control is signed within six months after the date of termination, he would also be entitled to receive an amount equal to his expected potential bonus payable for the 12-month period following the termination. Each of the executives has agreed not to compete with us during the term of his employment and for one year thereafter.

Pursuant to an offer letter to Mr. Sattaur dated December 5, 2003, Mr. Sattaur agreed to serve as our Senior Vice President, National Medicare Programs with an initial annual base salary of $250,000 and a bonus award potential of up to 50% of his base salary. Pursuant to the offer letter, Mr. Sattaur was awarded stock options and a sign-on bonus of $100,000. Mr. Sattaur also entered into our standard confidentiality, restrictive covenant and repayment of sign-on bonus agreements. In April 2004, Mr. Sattaur was promoted to President, Florida and, in August 2005, Mr. Sattaur’s annual base salary was increased to $275,000.

Pursuant to an offer letter to Dr. Hodgin, dated June 15, 2004, Dr. Hodgin agreed to serve as our Senior Vice President and Chief Medical Officer with an initial annual base salary of $235,000 and a bonus award potential of up to 40% of his base salary. Pursuant to the offer letter, Dr. Hodgin was awarded 80,000 stock options. Dr. Hodgin also entered into our standard confidentiality and restrictive covenant agreements. In August 2005, Dr. Hodgin’s base salary was increased to $275,000. In the event Dr. Hodgin’s employment is terminated by us without cause, Dr. Hodgin will be entitled to receive continued payment of his base salary for a period of six months.

Directors’ Compensation

Meeting Fees and Annual Retainers. With the exception of Mr. Moszkowski, we pay each non-employee member of our board an annual director’s fee of $25,000 for attending meetings of the board of directors and committee meetings. Mr. Moszkowski does not receive an annual retainer nor is he paid for his attendance at board or committee meetings. Mr. Farha does not receive any additional compensation for his service as a member of the board of directors.

Stock Options. In July 2005, we granted to each non-employee member of our board, other than Mr. Moszkowski, an option to purchase 4,500 shares of our common stock, vested immediately at a per share exercise price of $36.45. All of these option grants to directors have five year terms. We may, in our discretion, grant additional stock options and other equity awards to our directors from time to time. Our directors do not receive regular awards of stock options under a plan or otherwise.

Perquisites and Other Benefits. We also pay all reasonable expenses incurred by directors for attending meetings, pay for certain director continuing education programs and related expenses and maintain directors and officers liability insurance. We do not provide a retirement plan or other perquisites for our directors.

Consulting Agreement with Mr. King-Shaw. In November 2003, we entered into a consulting agreement with Mr. King-Shaw, one of our directors, pursuant to which Mr. King-Shaw oversaw certain governmental and regulatory issues for us. On April 27, 2005 we terminated this consulting agreement. Under this agreement, we paid Mr. King-Shaw a per diem rate or, in some case, an hourly rate, plus travel and related expenses. In 2004 and 2005, we paid $35,000 and $5,000, respectively, to Mr. King-Shaw under this agreement. In addition, in May 2004, in consideration of services rendered under this consulting agreement, we awarded Mr. King-Shaw options to acquire 8,131 shares of our common stock at an exercise price of $6.47. These options expire on May 12, 2014, and originally vested as to 20.833% of the shares subject thereto upon the date of grant, and as to 4.167% of the shares subject thereto upon the end of each full calendar month following the grant date. In November 2004, our board of directors determined to accelerate the vesting of these options in full.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth certain information regarding beneficial owners known to us as of February 22, 2006 of more than 5% of our outstanding shares of common stock.

	Ownership
Name and Address	Common Stock	Percent
TowerBrook Investors, L.P. (1) 430 Park Avenue New York, NY 10022	9,758,784	24.7
Waddell & Reed, Inc., et al. (2) 6300 Lamar Avenue Overland Park, KS 66202	4,268,500	10.8

(1)  This information is furnished in reliance on the Schedule 13D/A filed by TowerBrook Investors L.P. (f/k/a Soros Private Equity Investors LP) (“TBI”) with the Securities and Exchange Commission on July 14, 2005. TBI is a Delaware limited partnership. Its general partner is TCP General Partner L.P. (f/k/a SPEP General Partner LP), a Delaware limited partnership (“TCP GP”). An investment committee of TCP GP exercises exclusive decision-making authority with regard to the acquisition and disposition of, and voting power with respect to, investments by TBI. TCP GP’s general partner is TowerBrook Capital Partners LLC, a Delaware limited liability company, whose controlling members are Neal Moszkowski and Ramez Sousou, who in such capacity may be deemed to have shared voting and dispositive power over securities held for the account of TBI. Each of Mr. Moszkowski and Mr. Sousou disclaim beneficial ownership of such securities except to the extent of any pecuniary interest therein. The ownership percentage is based on the number of shares of our common stock outstanding as of February 22, 2006.
(2)   This disclosure is based upon a Schedule 13G/A filed by Waddell & Reed, Inc. (“WRI”) and other affiliated entities on February 1, 2006. WRI and the other affiliated entities reported that the securities are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company (“IICO”), an investment advisory subsidiary of Waddell & Reed Financial, Inc. (“WDR”) or Waddell & Reed Investment Management Company (“WRIMCO”), an investment advisory subsidiary of WRI. WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company (“WRFSI”). In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. The ownership percentage is based on the number of shares of our common stock outstanding as of February 22, 2006.

        The following table sets forth certain information with regard to the beneficial ownership of our common stock as of the close of business on February 22, 2006 by: (a) each director; (b) each of the current executive officers named in the Summary Compensation Table; and (c) all directors and executive officers (including two executive officers who were not named in the Summary Compensation Table) as a group.

Name	Common Stock	Percent
Todd S. Farha	1,515,855	3.8
Regina Herzlinger	53,497	*
Kevin Hickey	48,980	*
Alif Hourani	48,914	*
Glen R. Johnson	28,747	*
Ruben Jose King-Shaw, Jr.	57,045	*
Christian P. Michalik	45,344	*
Neal Moszkowski (1)	9,758,784	24.7
Jane Swift	12,833	*
Paul Behrens	388,322	1.0
Ace Hodgin, MD	9,507	*
Imtiaz (“MT”) Sattaur	75,184	*
Heath Schiesser	373,999	1.0

All Directors and Executive Officers as a Group (15 persons)	12,703,662	32.0
 * Less than one percent.

(1)
Represents shares held by TowerBrook Investors L.P. in which Mr. Moszkowski disclaims any beneficial ownership except to the extent of any pecuniary interest therein. See footnote (1) in the preceding table.

 Determination of beneficial ownership

For purposes of the preceding table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common stock that such person or group has the right to acquire within 60 days after February 22, 2006. For purposes of computing the percentage of outstanding common stock beneficially owned by each person named above, any shares that such person has the right to acquire within 60 days after February 22, 2006, are deemed outstanding but such shares are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise noted, the person has sole voting and dispositive power with respect to all of the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. The table below provides additional detail regarding management’s securities ownership:

	Included				Excluded
Name	Common Stock	Unvested Common Stock	Vested Stock Options	Stock Options which Vest within 60 Days	Stock Options which Vest in More than 60 Days	Performance Shares which Vest in More than 60 Days
Todd S. Farha(1)	1,237,504	236,000	38,963	3,388	258,964	240,279
Regina Herzlinger	26,237	16,094	10,750	416	5,834	__
Kevin Hickey	33,926	8,471	6,375	208	2,917	__
Alif Hourani	26,237	16,094	6,375	208	2,917	__
Glen R. Johnson	989	__	25,856	1,902	22,399	__
Ruben Jose King-Shaw, Jr.	26,237	16,094	14,506	208	2,917	__
Christian P. Michalik	10,810	__	32,632	1,902	15,623	__
Neal Moszkowski(2)	9,758,784	__	__	__	__	__
Jane Swift	__	__	11,791	1,042	16,667	__
Paul Behrens	190,615	193,472	3,897	338	11,996	__
Ace Hodgin, M.D	441	2,400	3,333	3,333	87,234	__
Imtiaz (“MT”) Sattaur	1,074	5,840	62,537	5,733	108,208	__
Heath Schiesser (3)	300,483	69,282	3,896	338	21,797	__
All Directors and Executive Officers as a Group (15 persons)	11,802,437	644,391	236,411	20,423	598,029	240,279

(1)
On June 6, 2005, Mr. Farha was granted an award of 130,000 shares of common stock, which vest on the three-year and five-year anniversaries of the grant date based upon our achievement of compounded annual percentage increases in diluted net income per share over three-year and five-year periods. The target number of performance shares to be issued in the aggregate is 130,000 and the actual number of performance shares to be issued shall be between zero and 240,279 based upon our achievement of the performance goals. For a more complete description of the terms of this performance share award, see “Employment Contracts and Termination of Employment Arrangements”.

(2)
Mr. Moszkowksi’s ownership is indirect and consists of 9,758,784 shares held by TowerBrook Investors, L.P. as described above. Mr. Moszkowski disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(3)
Mr. Schiesser’s ownership consists of: (a) direct ownership of 4,900 shares, of which 2,400 shares are unvested; (b) indirect ownership of 238,614 shares held in trust for the benefit of his children; and (c) indirect ownership of 126,251 shares held by a trust for his benefit, of which 66,882 shares are unvested.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the specified information as of December 31, 2005 for all of our equity compensation plans which have been approved by our shareholders and all of our equity compensation plans which have not been approved by shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,684,578	22.14	2,640,284
Equity compensation plans not approved by security holders(2)	149,618	6.59	__
Total	2,834,196	21.32	2,640,284

(1)
Equity compensation plans approved by our shareholders include the WellCare Holdings, LLC 2002 Employee Option Plan (the “2002 Plan”) the WellCare Health Plans, Inc. 2004 Equity Incentive Plan (the “2004 Equity Plan”) and the WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan (the “ESPP”). These plans were approved by our shareholders in April 2005. As of December 31, 2005, there were (i) no shares reserved for future issuance under the 2002 Plan, (ii) 2,252,570 shares reserved for future issuance under the 2004 Equity Plan and (iii) 387,714 shares reserved for future issuance under the ESPP. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan may be increased on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013, in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our board of directors. For 2005 there was no increase in shares of common stock under our 2004 Equity Plan. In addition to options, shares may be issued in restricted stock awards, performance awards and other stock-based awards under the 2004 Equity Plan.

(2)
Equity compensation plans not approved by our shareholders include an aggregate of 14 stock option agreements (the “Non-Plan Grants”) entered into with individuals prior to our initial public offering, on materially similar terms as the options granted under the 2002 Plan that was approved by our shareholders. Eleven of the Non-Plan Grants, exercisable for an aggregate of 60,173 shares of common stock, were issued to individuals other than our directors or executive officers. The weighted average exercise price of those eleven outstanding options is $5.51 per share. The vesting schedule of those eleven Non-Plan Grants is as follows: (a) three options, exercisable for an aggregate of 24,394 shares, vested as to 25% after one year, and as to 2.083% upon the end of each full calendar month thereafter, (b) one option, exercisable for 12,197 shares, vested in full on the later of December 31, 2003 or the completion of the optionee’s consulting engagement, (c) two options, exercisable for an aggregate of 10,165 shares, vested in full on the grant date, and (d) five options, exercisable for an aggregate of 13,417 shares, vest as to 4.167% upon the end of each full calendar month following the grant date. In November 2004, our board of directors determined to fully accelerate the vesting of six out of the eight option grants listed in both subsections (a) and (d) above. The remaining three Non-Plan Grants were issued to our directors, as follows:
•  On December 31, 2003, Mr. Michalik was granted options to purchase 40,657 shares at a per share exercise price of $6.47. These options expire on December 31, 2013, vested as to 25% of the shares subject thereto on June 30, 2004, and vest as to 2.083% upon the end of each full calendar month thereafter.
•  On February 6, 2004, Dr. Johnson was granted options to purchase 40,657 shares at a per share exercise price of $8.33. These options expire on February 6, 2014, vested as to 25% of the shares subject thereto on February 6, 2005, and vest as to 2.083% upon the end of each full calendar month thereafter.
•  On May 12, 2004, Mr. King-Shaw was granted options to purchase 8,131 shares at a per share exercise price of $6.47. These options expire on May 12, 2014, and originally vested as to 4.167% of the shares subject thereto upon the end of each full calendar month following the grant date. In November 2004, our board of directors determined to accelerate the vesting of these options in full.

Item 13 - Certain Relationships and Related Party Transactions

IntelliClaim. In March 2003, we entered into an agreement with IntelliClaim, Inc., pursuant to which we license software, and obtain maintenance, support and related services, from IntelliClaim. Mr. Hickey, a member of our board of directors, was the Chairman and Chief Executive Officer of IntelliClaim until January 2005. In 2004, we paid $218,675 in the aggregate to IntelliClaim under this agreement. As of January 2005, Mr. Hickey no longer served as an officer or director of IntelliClaim.

Consulting Agreement with Mr. King-Shaw. In November 2003, we entered into a consulting agreement with Mr. King-Shaw, one of our directors, as more fully described above under “Directors’ Compensation.” This agreement was terminated in April 2005.

Indemnification Agreements. We have entered into indemnification agreements with our directors and some of our executive officers in addition to the indemnification that is provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for the indemnification of our directors and officers for expenses specified in the agreements, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding arising out of these persons’ services as a director or officer for us, any of our subsidiaries or any other entity to which the person provides services at our request.

Item 14 - Principal Accountant Fees and Services

Audit, Audit-Related, Tax and Other Fees

The table below presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2004 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Audit, Audit-Related, Tax and Other Fees
Services	2004	2005
Audit	$1,273,800(1)	$1,185,000(1)
Audit-related	280,000(2)	1,020,000(2)
Tax	—	—
Other	—	—

(1)
The services billed by Deloitte & Touche LLP for audit services in 2004 and 2005 include services rendered for the audit of our annual consolidated financial statements and the review of the financial statements included in our Form 10-Qs. This amount also includes fees billed for audit services related to audited annual and periodic statutory financial statements filed with regulatory agencies, regulatory reviews and examinations and securities registration statements. The 2004 amount includes $215,600 for audit services which was not previously included in the 2005 proxy statement.

(2)	The services billed by Deloitte & Touche LLP for audit-related services in 2004 and 2005 include services related to internal controls.

Audit and Non-Audit Services Pre-Approval Policy

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2004 and December 31, 2005, and has been selected by our audit committee to be our independent registered public accounting firm for the year ending December 31, 2006. Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the audit committee has responsibility for the appointment, compensation and oversight of the work of the independent registered public accounting firm. As part of this responsibility, the audit committee has adopted an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that they do not impair the auditor’s independence from the company.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm submits a list of services and related fees expected to be rendered during that year within each of four categories of services to the audit committee for approval:

• Audit Services: Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the company’s consolidated financial statements.

• Audit-Related Services: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the company’s financial statements, including due diligence related to mergers and acquisitions, employee benefit plan audits, regulatory reporting, internal controls or that are traditionally performed by the independent registered public accounting firm.

• Tax Services: Tax services include services such as tax compliance, tax planning and tax advice; however, the audit committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm the sole business purpose of which may be tax avoidance and treatment of which may not be supported in the Internal Revenue Code and related regulations.

• All Other Services: All other services are those permissible non-audit services that the audit committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the Securities and Exchange Commission’s rules on auditor independence.

Prior to engagement, the audit committee pre-approves the services and fees of the independent registered public accounting firm within each of the above categories. During the year, it may become necessary to engage the independent registered public accounting firm for additional services not previously contemplated as part of the engagement. In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the audit committee specifically approve the services prior to the independent registered public accounting firm’s commencement of those additional services. Under the Audit and Non-Audit Services Pre-Approval Policy the audit committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the audit committee at its next scheduled meeting. As of the date hereof, the audit committee has not delegated its ability to pre-approve audit services. The policy does not provide for a de minimus exception to the pre-approval requirements. Accordingly, all of the 2004 and 2005 fees described above were pre-approved by the full audit committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: February 27, 2006	By:	/s/ Todd S. Farha
Todd S. Farha
President and Chief Executive Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.