Form 10-Q
period 2006-05-09
WELLCARE HEALTH PLANS, INC.
filed 2006-05-09
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act .

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 5, 2006, there were 40,441,523 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I  - FINANCIAL INFORMATION

Item 1:  Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$789,730	$421,766
Investments	147,755	94,160
Premiums receivable, net	46,596	47,567
Prepaid expenses and other current assets	4,522	6,272
Other receivables from government partners	107,868	-
Income taxes receivable	-	11,575
Deferred income taxes	37,971	11,353
Other current assets	22,020	12,764
Total current assets	1,156,462	605,457
Property and equipment, net	44,206	37,057
Goodwill	185,779	185,779
Other intangibles, net	20,523	21,668
Restricted investment assets	51,649	37,308
Other assets	4,013	220
Total Assets	$1,462,632	$887,489
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$346,532	$241,375
Unearned premiums	205,990	12,606
Accounts payable	6,625	4,867
Other accrued expenses	56,992	52,976
Deferred income taxes	1,684	1,260
Taxes payable	23,769	-
Current note payable to related party	25,000	25,000
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	201,810	-
Other current liabilities	374	358
Total current liabilities	870,376	340,042
Long-term debt	155,101	155,461
Accrued interest	-	85
Deferred income taxes	17,104	16,577
Other liabilities	5,862	5,200
Commitments and contingencies (see Note 3)	-	-
Total liabilities	1,048,443	517,365
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 40,342,345 and 39,428,032 shares
issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	403	394
Paid-in capital	267,648	240,337
Retained earnings	146,138	129,372
Accumulated other comprehensive income	-	21
Total stockholders' equity	414,189	370,124
Total Liabilities and Stockholders' Equity	$1,462,632	$887,489

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share data)

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Premium	$722,221	$415,866
Investment and other income	8,164	3,015
Total revenues	730,385	418,881
Expenses:
Medical benefits	599,084	344,926
Selling, general and administrative	97,265	51,248
Depreciation and amortization	3,090	2,042
Interest	3,384	3,205
Total expenses	702,823	401,421
Income before income taxes	27,562	17,460
Income tax expense	10,794	6,820
Net income	$16,768	$10,640

Net income per common share (see Note 1):
Net income per common share — basic	$0.43	$0.29
Net income per common share — diluted	$0.42	$0.27

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)
	Three Months
	Ended March 31,
	2006	2005
Cash from operating activities:
Net income	$16,768	$10,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,090	2,042
Realized gains on investments	(21)	7
Loss on disposal of fixed assets	1,250	-
Equity-based compensation expense, net of tax benefit	6,777	719
Incremental tax benefit received for option exercises	(1,027)	-
Accreted interest	40	40
Deferred taxes, net	(25,667)	(1,991)
Lease incentives	618	-
Changes in operating accounts:
Premiums receivable	971	7,636
Receivables from government partners	(107,868)	-
Prepaid expenses and other current assets	1,750	590
Medical benefits payable	105,157	16,336
Unearned premiums	193,384	1,004
Accounts payable and accrued expenses	7,095	(1,169)
Accrued interest	(85)	257
Taxes payable, net	35,344	7,246
Other, net	(12,989)	(53)
Net cash provided by operating activities	224,587	43,304

Cash from investing activities:
Proceeds from sale and maturities of investments	775	25,174
Purchases of investments	(54,370)	(123,405)
Purchases and dispositions of restricted investments, net	(14,341)	(29)
Additions to property and equipment, net	(11,665)	(2,098)
Net cash used in investing activities	(79,601)	(100,358)

Cash from financing activities:
Proceeds from common stock issuance, net	18,830	-
Proceeds from option exercise	1,711	572
Incremental tax benefit received for option exercises	1,027	-
Repayments on debt	(400)	(400)
Funds received for the benefit of members, net of disbursements	201,810	-
Net cash provided by financing activities	222,978	172
Cash and cash equivalents:
Increase (decrease) during period	367,964	(56,882)
Balance at beginning of period	421,766	397,627
Balance at end of period	$789,730	$340,745
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$240	$1,571
Cash paid for interest	$3,295	$2,643
Non-cash property and equipment additions	$1,321	$-

See notes to condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company operates a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled, and prescription drug plans, serving in aggregate approximately 1,542,500 members as of March 31, 2006. Through its licensed subsidiaries, the Company operates its Medicaid health plans in Florida, New York, Connecticut, Illinois, and Indiana and Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. Additionally, beginning in January 2006, the Company began operations as a prescription drug plan (“PDP”) in all 50 states and the District of Columbia.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) in February 2006, as amended. In the opinion of the Company's management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period

Funds held for the benefit of members represent government payments received to subsidize the member portion of medical payments for certain of our PDP members. These funds are not included in the Company’s results of operations since such funds represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

Certain 2005 amounts in the condensed consolidated interim financials statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income, total assets, liabilities or stockholders’ equity as previously reported.

Public Offerings

In March 2006, the Company completed a public offering of common stock whereby 500,000 shares were sold by the Company and 4,350,000 shares were sold by selling stockholders. The Company received net proceeds of approximately $18.8 million from this offering. Subsequently, in April 2006, the over-allotment option of 727,500 shares was fully exercised, of which 75,000 were sold by the Company and 652,500 were sold by selling stockholders. The Company received net proceeds of approximately $2.8 million from this over-allotment transaction. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in either transaction.

Net Income Per Common Share

The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares and employee stock options using the treasury stock method.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited, in thousands, except member and share data)

The following table presents the calculation of net income per common share - basic and diluted:

	Three Months Ended March 31,
	(unaudited)
	2006	2005
Numerator:
Net income - basic and diluted	$16,768	$10,640
Denominator:
Weighted average common shares outstanding - basic	38,590,948	37,250,621
Adjustment for unvested restricted common shares	601,269	1,394,423
Dilutive effect of stock options (as determined by the treasury stock method)	767,385	832,044
Weighted average common shares outstanding - diluted	39,959,602	39,477,088

Net income per common share:
Net income per common share - basic	$0.43	$0.29
Net income per common share - diluted	$0.42	$0.27

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2006, approximately 185,000 shares with exercise prices ranging from $41.10 to $42.10 per share were excluded from diluted weighted average common shares outstanding.

Recently Issued Accounting Standards

In May 2005, Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” - replacement of Accounting Principals Board “(APB”) Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3, (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements, unless impracticable. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption had no impact on the Company.

In December 2004, the FASB issued Statement 123R (“SFAS 123(R)”), “Share-Based Payment”, that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company is required to comply with SFAS 123(R) for the three months ended March 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. See Footnote 4 regarding the impact of these pronouncements on the Company’s financial statements.

2. SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration, regulation and funding of the healthcare plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are consistent with those applied at December 31, 2005.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited, in thousands, except member and share data)

The Medicaid segment includes operations which provide healthcare services to recipients that are eligible for state supported programs including Medicaid and family and children's health programs. The Medicare segment includes operations which provide health and prescription drug plan services to recipients who are eligible for the federally supported Medicare program.

Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months Ended March 31,
	(Unaudited)
	2006	2005
Premium revenue:
Medicaid	$353,475	$309,210
Medicare	368,746	106,656
Total	722,221	415,866
Medical benefits expense:
Medicaid	279,192	257,996
Medicare	319,892	86,930
Total	599,084	344,926
Gross profit:
Medicaid	74,283	51,214
Medicare	48,854	19,726
Total	$123,137	$70,940

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, would not be covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

4. EQUITY-BASED COMPENSATION

The Company currently has four equity-based compensation plans. Effective January 1, 2006 the Company adopted the provisions of SFAS 123(R) for its equity-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”).

Under APB25, compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company utilized the intrinsic-value method for measurement of compensation awards as specified in APB25. Under SFAS 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited, in thousands, except member and share data)

The Company adopted SFAS 123(R), using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes the cost for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The cost for all equity-based compensation awards granted subsequent to December 31, 2005 represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The Company will continue to use the Black-Scholes model for valuing the shares granted under equity-based compensation plans. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis for new or modified awards after January 1, 2006 and an accelerated method for existing awards, over the requisite service period.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its equity-based compensation awards for all periods presented. For purposes of this pro forma disclosure, the value of the equity-based compensation awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the awards’ vesting period using an accelerated expensing method (in thousands, except per share data):

Three Months Ended March 31, 2005
(Unaudited)
Net income, as reported	$10,640

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effect of $280.	438
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects of $1,338	(2,093)
Pro forma net income for calculation of diluted earnings per share	$8,985

Net income per common share:
Basic-as reported	$0.29
Basic-pro forma	$0.24
Diluted-as reported	$0.27
Diluted-pro forma	$0.23

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $1,736 and $573, respectively. The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

Equity compensation plans

As of March 31, 2006, the Company had four equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $3,979 and $718 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $1,552 and $280 for the three months ended March 31, 2006 and 2005, respectively. There were no capitalized equity-based compensation costs at March 31, 2006.

In September 2002, the Company adopted two equity plans, the 2002 Senior Executive Equity Plan and the 2002 Employee Option Plan. Both plans permit senior executives and other key associates selected to participate to acquire ownership interests in the Company. The Company does not intend to issue any additional awards under either of these plans.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited, in thousands, except member and share data)

In June 2004, the Company’s board of directors adopted, and its shareholders approved the Company’s 2004 Equity Incentive Plan. An aggregate of 4,688,532 shares of the Company’s common stock was initially reserved for issuance to the Company’s directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013. Effective January 1, 2006, 1,182,840 additional shares were reserved for issuance under the plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant; those option awards generally vest based on five years of continuous service and have seven-year contractual terms. Share awards generally vest over five years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Company’s stock and other companies with similar trading longevity and operating similar businesses. The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. The Company has not historically declared dividends, nor does it intend to in the foreseeable future. The risk-free rate for options granted is based on the rate for zero-coupon U.S. Treasury bonds with terms commensurate with the expected term of the granted option.

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Weighted average risk-free interest rate	4.62%	3.91%
Range of risk-free rates	4.28% - 4.78%	3.65% - 4.30%
Expected term (in years)	4.0	5.1
Expected dividend yield	0%	0%
Expected volatility	42.0%	46.4%

The following table summarizes option activity from January 1, 2006 through March 31, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at January 1, 2006	2,834,196	$21.32
Options granted	196,500	40.54
Options exercised	(141,454)	12.27
Options cancelled	(88,592)	20.65
Outstanding at March 31, 2006	2,800,650	$23.14	7.5	$62,445
Exercisable at March 31, 2006	760,502	$13.75	7.8	$24,097

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $15.78 and $14.37, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4,114 and $2,314, respectively.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited, in thousands, except member and share data)

The following table summarizes restricted share activity from January 1, 2006 through March 31, 2006:

	Shares	Weighted-Average Grant-Date Fair Value
	(Unaudited)
Nonvested balance at January 1, 2006	1,070,308	$16.36
Changes during the period:
Shares granted	283,681	41.34
Shares vested	153,654	4.51
Shares forfeited	8,366	38.20
Nonvested balance at March 31, 2006	1,191,969	$23.39

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three months ended March 31, 2006 and 2005 was $41.34 and $29.80, respectively.

As of March 31, 2006, there was $35,977 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $694  and $538, respectively.

Performance Share Award

Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to the Chief Executive Officer, the vesting of which and the amount of shares to be awarded is contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was determined based on the closing price of the Company’s stock on the date of grant and assumes that performance goals will be achieved. If it is determined that such goals will not be met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The grant-date fair value of the shares awarded is $34.95. As of March 31, 2006, there was $7,138 of total unrecognized compensation cost related to the performance share award; that cost is expected to be recognized over a weighted-average period of 4.2 years.

Stock purchase plans

In November 2004, the Company’s board of directors approved the Company’s 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by the Company’s shareholders in June 2005. A maximum of 387,714 shares of common stock is reserved for issuance under the plan. The ESPP allows Company associates to purchase common stock of the Company each quarter at a 5% discount from the closing market price on the date of purchase. No compensation cost was incurred for common stock issued under the plan.

5. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006, net deferred tax assets were approximately $19,183. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited, in thousands, except member and share data)

6. CREDIT AGREEMENT

On September 1, 2005, the Company and certain subsidiaries of the Company entered into a First Amendment to the Credit Agreement (the “Amended Credit Agreement”) pursuant to which certain terms of the Credit Agreement, dated as of May 13, 2004 (the “Credit Agreement”) to which the Company and certain of its subsidiaries are parties, were amended.

The credit facilities under the Amended Credit Agreement consist of a senior secured term loan facility in the amount of approximately $158,000 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of March 31, 2006, the revolving credit facility has not been utilized.

The Amended Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions substantially similar to the covenants contained in the Credit Agreement prior to the effectiveness of the Amended Credit Agreement. The Amended Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis. The Company believes that it is in compliance with all the financial and non-financial covenants under the Amended Credit Agreement at March 31, 2006.

7. SUBSEQUENT EVENTS

In connection with the public offering completed by the Company in March 2006, the over-allotment option of 727,500 shares was fully exercised in April 2006, of which 75,000 were sold by the Company and 652,500 were sold by selling stockholders. The Company received net proceeds of approximately $2.8 million from this over-allotment transaction. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report, our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2005, appearing in the 2005 Form 10-K.

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
•
our lack of prior operating history in the prescription drug plan (“PDP”) business and potential inability to accurately predict the number of members in our PDP plans, including those who enroll through affirmative choice as well as through auto-assignment and those who disenroll;

•	our ability to accurately predict and effectively manage health benefits, drug costs and other operating expenses, including our ability to reinsure certain risks related to medical expenses;
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

Additional information concerning these and other important risks and uncertainties can be found under the headings “Forward-Looking Statements” and “Risk Factors” in the 2005 Form 10-K, which contain discussions of our business and the various factors that may affect it. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We operate a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, currently serving over 1.5 million members nationwide.

We serve members who are eligible for Medicare and Medicaid benefits, including individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs (“TANF”), Supplemental Security Income programs (“SSI”), State Children’s Health Insurance programs (“S-CHIP”), and the Family Health Plus programs (“FHP”), and Medicare programs, including Medicare Advantage (“MA”) and stand-alone prescription drug plans (“PDP”).

Through our licensed subsidiaries, we operate Medicaid health plans in Florida, New York, Connecticut, Illinois and Indiana and Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia.  Additionally, beginning in January 2006, we began offering PDP products in all 50 states and the District of Columbia.  Further, in June 2006, we will begin serving members under the Georgia Department of Community Health Medicaid program, which will transition approximately 1.1 million beneficiaries to Medicaid managed care.

The following tables summarize our membership by segment and line of business as of March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
Medicaid
TANF	590,000	553,000
S-CHIP	89,000	82,000
SSI	59,000	58,500
FHP	27,000	17,500
	765,000	711,000

Medicare
MA	74,000	53,600
PDP	703,500	-
	777,500	53,600

Total	1,542,500	764,600

We enter into contracts generally on an annual basis with government agencies that administer health benefit programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subsequently adjusted, up or down, generally at the commencement of each new contract period, although the states also have the ability to adjust the rates during the term of the contract. As a result of these periodic premium rate adjustments, we cannot predict with certainty what our future revenues will be under each of our government contracts.

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

Estimation of medical benefits expense is our most significant critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance arrangements and member co-payments and premiums for some of our Medicare plans. National healthcare costs have been increasing at a higher rate than the general inflation rate, however, and relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results. Changes in healthcare laws, regulations and practices, levels of use of healthcare services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

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

Segments

We have two reportable business segments: Medicaid and Medicare. Medicaid, a state administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including the TANF and SSI programs.

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

FHP is a New York State program that provides health insurance for certain adults between the ages of 19 and 64 who do not have health insurance on their own, but have income too high to qualify for Medicaid.

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

Under the MA program, managed care plans can contract with the Centers for Medicare & Medicaid Services (“CMS”) to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the MA program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the services provided by the MA plan’s network providers exclusively and may be required to pay a premium to the federal Medicare program unless the MA plan chooses to pay the premium as part of its benefit package.

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

In addition, fee-for-service beneficiaries are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of Medicare-approved PDP plans available in their region. CMS has created 34 PDP regions nationwide. In September 2005, CMS awarded us a contract to offer stand-alone PDP plans in all 34 CMS regions.  In addition, we are eligible to receive auto-assignments of Medicare dual-eligible beneficiaries into our PDP plans in 33 of the 34 regions, with Arizona being the sole exception.

As of January 1, 2006, we began offering PDP plans nationwide in each of the 34 PDP CMS regions. As of March 31, 2006, we had 703,500 PDP members. However, our ability to accurately estimate our PDP membership is currently constrained, in part, due to challenges with regard to the timing and administration of enrollments and disenrollments. In addition, we have several large and well-known competitors in the Medicare marketplace who have greater brand recognition than we do and who are spending considerably more on marketing than we are. This competition could cause our PDP members to select another plan.

Further, we expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings. We estimate that our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, our net income margins are expected to be lower in the first half of the year and to increase in the second half of the year. We have purchased a one-year, nonrenewable, aggregate reinsurance policy to mitigate the risks associated with this new product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program. Our gross profit on our Medicare segment was favorably impacted by a net reinsurance recovery of approximately $10 million in the three-month period ended March 31, 2006. There can be no assurance that recoveries under such reinsurance will exceed premiums in future quarters or that we will be able to obtain reinsurance coverage in future years.

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

Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various healthcare providers for the provision of certain medical care services to our members and generally compensate those providers on a capitated basis or pursuant to fee-for-service and certain risk-sharing arrangements. Capitation represents fixed payments on a per member per month basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services.

Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits expense is also affected by recoveries from reinsurance contracts, and claim audits from internal and external parties.

Medical benefits payable consists primarily of benefit reserves established for reported and unreported claims, which are unpaid as of the balance sheet date, and contractual liabilities under risk-sharing arrangements, determined through an estimation process utilizing Company-specific, industry-wide and general economic information and data.

We have used a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable, which considers the effect of reinsurance recoveries in setting the appropriate level of reserves. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and recoveries from reinsurance contracts, as well as amounts due to contracted providers under risk-sharing arrangements.

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

Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of the WellCare group of companies in 2002 and Harmony Health Systems in June 2004. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademarks, noncompete agreements, government contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

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

	Three Months Ended March 31,
	2006	2005
Statement of Operations Data:
Revenues
Premium	98.9%	99.3%
Investment and other income	1.1%	0.7%
Total revenues	100.0%	100.0%
Expenses
Medical benefits	82.0%	82.3%
Selling, general and administrative	13.3%	12.2%
Depreciation and amortization	0.4%	0.5%
Interest	0.5%	0.8%
Total expenses	96.2%	95.8%
Income before income taxes	3.8%	4.2%
Income tax expense	1.5%	1.6%
Net income	2.3%	2.6%

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

Three Month Period Ended March 31, 2006 Compared to the Three Month Period Ended March 31, 2005

Premium revenue. Premium revenues for the three months ended March 31, 2006 increased $306.3 million, or 73.6%, to $722.2 million from $415.9 million for the same period last year. The increase is primarily attributable to the addition of members from organic membership growth in our Medicaid and Medicare segments, principally PDP. Total membership grew by approximately 778,000 members, or 101.7%, from 764,600 at March 31, 2005 to 1,542,500 at March 31, 2006.

The Medicaid segment premium revenue for the three months ended March 31, 2006 increased $44.3 million, or 14.3%, to $353.5 million from $309.2 million for the same period last year. The increase in Medicaid segment revenue is due to organic growth in membership, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by 54,000 members, or 7.6%, from 711,000 at March 31, 2005 to 765,000 at March 31, 2006.

Medicare segment premium revenue for the three months ended March 31, 2006 increased $262.0 million, or 245.5%, to $368.7 million from $106.7 million for the same period last year. Growth in our Medicare segment premium revenue was primarily driven by the launch of our PDP initiatives, along with strong membership growth in our MA products. Membership within the Medicare segment grew by approximately 724,000 members, or 1,350.6%, from 53,600 as of March 31, 2005 to 777,500 as of March 31, 2006. Our MA membership grew by 38% to 74,000 members from 53,600 members as of March 31, 2005.

	For the Three Months Ended March 31,
	2006	% of Revenues	2005	% of Revenues
Revenues
Medicaid	$353.5	48.9%	$309.2	74.3%
Medicare	368.7	51.1%	106.7	25.7%
Total Revenues	$722.2	100.0%	$415.9	100.0%

	As of March 31,
	2006	2005	% Change
Membership
Medicaid	765,000	711,000	7.6%
Medicare	777,500	53,600	1,350.6%
Total Membership	1,542,500	764,600	101.7%

Investment income. Investment income for the three months ended March 31, 2006 increased $5.2 million, or 173.3%, to $8.2 million from $3.0 million for the same period last year. The increase was due primarily to the investment of proceeds from our public offerings, excess cash generated by operations and a higher interest rate environment.

	Three Months Ended March 31,
	2006	2005	% Change
Investment Income	$8.2	$3.0	173.3%

Medical benefits expense. Medical benefits expense for the three months ended March 31, 2006 increased $254.2 million, or 73.7%, to $599.1 million from $344.9 million for the same period last year. The increase in medical benefits expense was due to growth in membership. The medical benefits ratio (“MBR”), which represents our medical benefits expense as a percentage of premium revenue, was 83.0% and 82.9% for the three months ended March 31, 2006 and 2005, respectively.

The Medicaid segment medical benefits expense for the three months ended March 31, 2006 increased $21.2 million, or 8.2%, to $279.2 million from $258.0 million for the same period last year. The increase was primarily due to the growth in membership when comparing the three-month periods, which was partially off-set by reduced health care costs due to more efficient medical management. The Medicaid MBR, for the three months ended March 31, 2006 was 79.0% compared to 83.4% for the same period last year. This decline resulted from premium rate increases, changes in the healthcare utilization pattern of our members and the demographic mix of our members.

Medicare segment medical benefits expense for the three months ended March 31, 2006 increased $233.0 million, or 268.1%, to $319.9 million, from $86.9 million for the same period last year. The increase was primarily due to the commencement of PDP products, which accounted for a majority of the increase when comparing the three-month periods. The Medicare MBR, for the three months ended March 31, 2006 was 86.8% compared to 81.5% for the same period last year, primarily because our PDP plans carry a higher seasonal MBR ratio in the first quarter than our historic risk-based products.

	Three Months Ended March 31,
	2006	MBR	2005	MBR
Expenses
Medicaid	$279.2	79.0%	$258.0	83.4%
Medicare	319.9	86.8%	86.9	81.5%
Total Expenses	$599.1		$344.9

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2006 increased $46.1 million, or 90.0%, to $97.3 million from $51.2 million for the same period last year. Our SG&A expense to revenue ratio was 13.3% for the three months ended March 31, 2006 compared to 12.2% for the same period last year. The increase in SG&A expense was primarily due to increased spending necessary to support and sustain our membership growth.

	Three Months Ended March 31,
	2006	2005	% Change
Selling, general and administrative expenses (SG&A)
SG&A	$97.3	$51.2	90.0%
SG&A expense to total revenue ratio	13.3%	12.2%

Interest expense. Interest expense was $3.4 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase primarily relates to the higher interest rate environment for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2006	2005	% Change
Interest Expense	$3.4	$3.2	6.3%

Income tax expense. Income tax expense for the three months ended March 31, 2006 was $10.8 million compared to $6.8 million for the same period last year, with an effective tax rate of 39.2% and 39.1% at March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005	% Change
Income Tax Expense
Income tax expense	$10.8	$6.8	58.8%
Effective tax rate	39.2%	39.1%

Net income. Net income for the three months ended March 31, 2006 was $16.8 million, compared to $10.6 million for the same period last year, representing an increase of 58.5%. The increase in net income when comparing the three month periods ended March 31, 2006 and 2005 is primarily due to the increase in revenues with stable medical benefits ratios, slightly off-set by a rise in administrative expenses.

	Three Months Ended March 31,
	2006	2005	% Change
Net Income	$16.8	$10.6	58.5%

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short term, long term and regulatory requirements. We continuously monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities.

Our regulated subsidiaries are financed principally through internally generated funds. We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds. As of March 31, 2006 and 2005, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 123 days and 54 days, respectively. The average portfolio yield for the three-month periods ended March 31, 2006 and 2005, was approximately 3.5% and 2.0%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. At March 31, 2006, free cash in our non-regulated businesses was $181.0. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of March 31, 2006, we had not utilized our revolving credit facility.

Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in the 2005 Form 10-K.

As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. As of March 31, 2006 and 2005, cash and cash equivalents were $789.7 million and $340.7 million, respectively. We also had short-term investments of $147.8 million and $173.5 million at March 31, 2006 and 2005, respectively.

Overview of Cash Flow Activities

For the three-month periods ended March 31, 2006 and 2005 our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operations	$224,587	$43,304
Net cash used in investing activities	(79,601)	(100,358)
Net cash provided by financing activities	222,978	172

Cash Provided By Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the first quarter of 2006, cash provided from operations consisted primarily of $16.8 million of net income from operations, an increase in medical benefits payable of $105.2 million and $193.4 million in unearned premiums due to the commencement of our PDP program and $35.3 million increase in taxes payable.

Cash Used in Investing Activities: During the first quarter of 2006, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $54.4 million in various short term investment instruments. An additional $11.7 million was invested in capitalized assets, which included expansion costs related to our Tampa facility, and investments in technology needed to sustain our membership growth.

Cash From Financing Activities: We have a senior secured term loan facility of approximately $158.0 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. As of March 31, 2006, the revolving credit facility had not been utilized. As of March 31, 2006, our outstanding term loan interest rate was 7.06%.

Our senior debt is rated B+ by Standard & Poor’s and Ba3 by Moody’s at March 31, 2006. These credit rating agencies have indicated that, based on our performance, they will be reviewing our credit rating again in 2006.

In February 2006, we filed a shelf registration statement for common stock with the Securities and Exchange Commission, which became automatically effective upon filing. In March 2006, we completed a public offering of 4,850,000 shares of common stock, of which 500,000 were sold by us and 4,350,000 shares were sold by certain selling stockholders at an offering price of $39.56. We received approximately $18.8 million in net proceeds after deducting underwriting discounts, commissions and other expenses. Subsequently in April 2006, the over-allotment option of 727,500 shares was fully exercised, of which 75,000 were sold by us and 652,000 were sold by selling stockholders. We received net proceeds of approximately $2.8 million from this over-allotment transaction. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders in either transaction.

Also included in financing activities are funds held for the benefit of others, which totaled approximately $201.8 million as of March 31, 2006. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in the Company’s results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of SEC Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2006, we had cash and cash equivalents of $789.7 million, investments classified as current assets of $147.8 million, and restricted investments on deposit for licensure of $51.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2006, the fair value of our fixed income investments would decrease by less than $1.0 million. Similarly, a 1% decrease in market interest rates at March 31, 2006 would result in an increase of the fair value of our investments of less than $1.5 million.

Item 4:  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of March 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act) as of March 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Part II  - OTHER INFORMATION

Item 1:  Legal Proceedings.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows. We believe that we have obtained adequate insurance or rights to indemnification or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 1A:    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2005 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2005 Form 10-K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 29, 2004.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of March 31, 2006, we have not used any of the proceeds from the offering.

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

10.2
Amendment No. 10 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006.

10.3
Amendment to Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on February 10, 2006.

10.4	Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 9, 2006.

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

10.2
Amendment No. 10 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006.

10.3
Amendment to Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on February 10, 2006.

10.4	Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated May 9, 2006.*
* Filed herewith