Form 10-Q
period 2006-08-02
WELLCARE HEALTH PLANS, INC.
filed 2006-08-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No ☒

As of August 2, 2006, there were 40,613,012 shares of the registrant’s common stock, par value $.01 per share, outstanding.

-i-

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$834,159	$421,766
Investments	178,842	94,160
Premium receivables, net	85,058	47,567
Other receivables from government partners	118,489	-
Income taxes receivable	-	11,575
Deferred income taxes	27,355	11,353
Prepaids and other current assets	49,076	19,036
Total current assets	1,292,979	605,457
Property and equipment, net	53,545	37,057
Goodwill	185,779	185,779
Other intangibles, net	20,321	21,668
Restricted investment assets	48,503	37,308
Other assets	2,209	220
Total Assets	$1,603,336	$887,489
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$422,054	$241,375
Unearned premiums	161,921	12,606
Accounts payable	56,758	4,867
Other accrued expenses	70,628	52,976
Deferred income taxes	1,191	1,260
Taxes payable	12,128	-
Note payable to related party	25,000	25,000
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	224,730	-
Other current liabilities	410	358
Total current liabilities	976,420	340,042
Long-term debt	154,741	155,461
Deferred income taxes	18,262	16,577
Other liabilities	7,428	5,285
Commitments and contingencies (see Note 3)	-	-
Total liabilities	1,156,851	517,365
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 40,565,938 and 39,428,032 shares
issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	406	394
Paid-in capital	277,764	240,337
Retained earnings	168,315	129,372
Accumulated other comprehensive income	-	21
Total stockholders' equity	446,485	370,124
Total Liabilities and Stockholders' Equity	$1,603,336	$887,489

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Premium	$842,658	$450,188	$1,564,878	$866,054
Investment and other income	10,153	3,488	18,317	6,503
Total revenues	852,811	453,676	1,583,195	872,557
Expenses:
Medical benefits	704,964	365,804	1,304,047	710,730
Selling, general and administrative	104,566	59,093	201,831	110,341
Depreciation and amortization	3,254	2,048	6,344	4,090
Interest	3,674	3,566	7,058	6,771
Total expenses	816,458	430,511	1,519,280	831,932
Income before income taxes	36,353	23,165	63,915	40,625
Income tax expense	14,179	9,011	24,973	15,831
Net income	$22,174	$14,154	$38,942	$24,794

Net income per common share (see Note 1):
Net income per common share — basic	$0.56	$0.38	$1.00	$0.66
Net income per common share — diluted	$0.55	$0.36	$0.97	$0.64

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months
	Ended June 30,
	2006	2005
Cash from operating activities:
Net income	$38,942	$24,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,344	4,090
Realized (unrealized) gain on investments	(21)	18
Loss on disposal of fixed assets	1,259	-
Equity-based compensation expense, net of tax benefits	12,575	1,171
Incremental tax benefit received for option exercises	(2,160)	-
Deferred taxes, net	(14,386)	6,465
Changes in operating accounts:
Premiums receivable	(37,491)	(12,071)
Other receivables from government partners	(118,489)
Prepaid expenses and other, net	(29,753)	2,111
Medical benefits payable	180,679	21,732
Unearned premiums	149,315	(63,216)
Accounts payable and accrued expenses	69,266	3,438
Taxes payable, net	23,703	(9,302)
Net cash provided by (used in) operating activities	279,783	(20,770)
Cash from investing activities:
Proceeds from sale and maturities of investments	49,371	25,719
Purchases of investments	(134,053)	(128,294)
Purchases and dispositions of restricted investments, net	(11,195)	(4,332)
Additions to property and equipment, net	(21,523)	(11,496)
Other investing activities	(944)	(4,931)
Net cash used in investing activities	(118,344)	(123,334)
Cash from financing activities:
Proceeds from common stock issuance, net	21,550	-
Proceeds from option exercises and other	3,302	772
Common stock	12	-
Incremental tax benefit received for option exercises	2,160	-
Repayments on debt	(800)	(800)
Funds received for the benefit of members, net of disbursements	224,730	-
Net cash provided by (used in) financing activities	250,954	(28)
Cash and cash equivalents:
Increase (decrease) during period	412,393	(144,132)
Balance at beginning of period	421,766	397,627
Balance at end of period	$834,159	$253,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$13,883	$18,671
Cash paid for interest	$6,810	$6,841
Non-cash property and equipment additions	$(278)	$-

See notes to condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company operates a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled, and prescription drug plans, serving in aggregate approximately 2,011,000 members as of June 30, 2006. Through its licensed subsidiaries, as of June 30, 2006 the Company operates its Medicaid health plans in Florida, New York, Connecticut, Illinois, Indiana and Georgia and its Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. Additionally, beginning in January 2006, the Company began operations as a stand-alone Medicare prescription drug plan (“PDP”) in all 50 states and the District of Columbia.

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

Certain 2005 amounts in the condensed consolidated interim financials statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income, total current and long-term assets, liabilities or stockholders’ equity as previously reported.

Public Offerings

In March 2006, the Company completed a public offering of common stock whereby 500,000 shares were sold by the Company and 4,350,000 shares were sold by selling stockholders. The Company received net proceeds of approximately $18,800 from this offering. Subsequently, in April 2006, the over-allotment option of 727,500 shares was fully exercised, of which 75,000 were sold by the Company and 652,500 were sold by selling stockholders. The Company received net proceeds of approximately $2,800 from this over-allotment transaction. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in either transaction.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

The following table presents the calculation of net income per common share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Numerator:
Net income - basic and diluted	$22,174	$14,154	$38,942	$24,794
Denominator:
Weighted average common shares outstanding - basic	39,345,011	37,573,264	38,970,062	37,412,929
Dilutive effect of:
unvested restricted common shares	523,931	486,272	560,039	646,523
stock options	761,512	797,291	766,383	814,668
Weighted average common shares outstanding - diluted	40,630,454	38,856,827	40,296,484	38,874,120

Net income per common share:
Net income per common share - basic	$0.56	$0.38	$1.00	$0.66
Net income per common share - diluted	$0.55	$0.36	$0.97	$0.64

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three-month and six-month periods ended June 30, 2006, approximately 79,000 shares with exercise prices ranging from $47.40 to $48.50 per share were excluded from diluted weighted average common shares outstanding.

Recently Issued Accounting Standards

In May 2005, Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” - replacement of Accounting Principals Board (“APB”) Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3, (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements, unless impracticable. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption had no impact on the Company.

In December 2004, the FASB issued Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company is required to comply with SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. See Note 4 regarding the impact of these pronouncements on the Company’s financial statements.

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

Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Premium revenue:
Medicaid	$387,950	$330,533	$741,425	$639,743
Medicare	454,708	119,655	823,453	226,311
Total	842,658	450,188	1,564,878	866,054
Medical benefits expense:
Medicaid	310,258	269,500	589,450	527,496
Medicare	394,706	96,304	714,597	183,234
Total	704,964	365,804	1,304,047	710,730
Gross margin:
Medicaid	77,692	61,033	151,975	112,247
Medicare	60,002	23,351	108,856	43,077
Total	$137,694	$84,384	$260,831	$155,324

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, would not be covered by insurance. These actions, when finally concluded and determined, will not in the opinion of management have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or rights to indemnification or, where appropriate, has established adequate reserves in connection with these legal proceedings.

4. EQUITY-BASED COMPENSATION

The Company currently has four equity-based compensation plans. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for its equity-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25,  “Accounting for Stock Issued to Employees” (“APB25”).

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

Under APB25, compensation cost for stock options was reflected in net income and was measured as the excess of the market price of the Company’s stock at the date of the grant over the amount an employee had to pay to acquire the stock. The Company utilized the intrinsic-value method for measurement of compensation awards as specified in APB25. Under SFAS No. 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The cost for all equity-based compensation awards granted subsequent to December 31, 2005 represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The Company will continue to use the Black-Scholes model for valuing the shares granted under equity-based compensation plans. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis for new or modified awards after January 1, 2006 and an accelerated method for existing awards, over the requisite service period.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its equity-based compensation awards for all periods presented. For purposes of this pro forma disclosure, the value of the equity-based compensation awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the awards’ vesting period using an accelerated expensing method.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)

Net income, as reported	$14,154	$24,794

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effect of $183 and $463, respectively	286	724
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects of $1,268 and $2,614, respectively	(1,983)	(4,088)
Pro forma net income for calculation of basic and diluted earnings per share	$12,457	$21,430

Net income per common share:
Basic-as reported	$0.38	$0.66
Basic-pro forma	$0.33	$0.57
Diluted-as reported	$0.36	$0.64
Diluted-pro forma	$0.32	$0.55

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 was $1,595 and $210, respectively; and $3,302 and $784 for the six months ended June 30, 2006 and 2005, respectively. The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

Equity compensation plans

As of June 30, 2006, the Company had four equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $4,671 and $469 for the three months ended June 30, 2006 and 2005, respectively; and $8,650 and $1,187 for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $1,134 and $183 for the three months ended June 30, 2006 and 2005, respectively; and $3,925 and $463 for the six months ended June 30, 2006 and 2005, respectively. The tax benefit realized by the Company reflects the exercise value of options and vesting of restricted shares. There were no capitalized equity-based compensation costs at June 30, 2006.

In September 2002, the Company’s board of directors adopted two equity plans, the 2002 Senior Executive Equity Plan and the 2002 Employee Option Plan. Both plans permit senior executives and other key associates selected to participate to acquire ownership interests in the Company. The Company does not currently intend to issue any additional awards under either of these plans.

In June 2004, the Company’s board of directors adopted, and its shareholders subsequently approved, the Company’s 2004 Equity Incentive Plan. An aggregate of 4,688,532 shares of the Company’s common stock was initially reserved for issuance to the Company’s directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013. Effective January 1, 2006, 1,182,840 additional shares were reserved for issuance under the plan. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant; those option awards generally vest based on five years of continuous service and have seven-year contractual terms. Share awards generally vest over five years.

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

	Three Months Ended June 30		Six Months Ended June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Weighted average risk-free interest rate	5.00%	3.76%	4.74%	3.83%
Range of risk-free rates	4.89%-5.10%	3.73%-4.17%	4.28%-5.10%	3.67%-4.30%
Expected term (in years)	2.7	4.5	3.6	4.8
Expected dividend yield	0%	0%	0%	0%
Expected volatility	42.0%	46.4%	42.0%	46.4%

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

The following table summarizes option activity from January 1, 2006 through June 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(Unaudited)		(Unaudited)

Outstanding at January 1, 2006	2,834,196	$21.32
Options granted	288,100	42.56
Options exercised	(273,297)	13.81
Options cancelled	(192,696)	25.64
Outstanding at June 30, 2006	2,656,303	24.08	7.2	$66,328
Exercisable at June 30, 2006	809,983	$15.70	7.4	$27,016

The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $14.62 and $14.87, respectively; and $15.41 and $14.63 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $4,151 and $1,331, respectively; and $8,265 and $3,646 for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes restricted share activity from January 1, 2006 through June 30, 2006:

	Shares	Weighted-Average Grant-Date Fair Value
	(Unaudited)

Nonvested balance at January 1, 2006	1,070,308	$16.36
Changes during the period:
Shares granted	314,594	41.79
Shares vested	(310,480)	5.71
Shares forfeited	(26,643)	16.44
Nonvested balance at June 30, 2006	1,047,779	27.14

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three months ended June 30, 2006 and 2005 was $45.75 and $33.90, respectively. The weighted-average grant-date fair value of shares granted during the six months ended June 30, 2006 and 2005 was $41.79 and $33.03, respectively.

As of June 30, 2006, there was $33,980 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $2,296 and $645, respectively.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

Performance Share Award

Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to its Chief Executive Officer, the vesting of which and the amount of shares to be awarded is contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was determined based on the closing price of the Company’s stock on the date of grant and assumes that performance goals will be achieved. If it is determined that such goals will not be met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The grant-date fair value of the shares awarded is $34.95. As of June 30, 2006, there was $6,718 of total unrecognized compensation cost related to the performance share award. This cost is expected to be recognized over a weighted-average period of 4.0 years.

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

5. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. As of June 30, 2006, net deferred tax assets were approximately $7,902. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

6. CREDIT AGREEMENT

On September 1, 2005, the Company and certain subsidiaries of the Company entered into a First Amendment to the Credit Agreement (the “Amended Credit Agreement”) pursuant to which certain terms of the Credit Agreement, dated as of May 13, 2004 (the “Credit Agreement”) to which the Company and certain of its subsidiaries are parties, were amended.

The credit facilities under the Amended Credit Agreement consist of a senior secured term loan facility in the amount of approximately $156,000 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of June 30, 2006, the revolving credit facility has not been utilized.

The Amended Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions substantially similar to the covenants contained in the Credit Agreement prior to the effectiveness of the Amended Credit Agreement. The Amended Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis. The Company believes that it is in compliance with all the financial and non-financial covenants under the Amended Credit Agreement as of June 30, 2006.

7. SUBSEQUENT EVENTS

On August 4, 2006, the Company was notified by the Indiana Office of Medicaid Policy and Planning that it was not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. The current contract with the state expires on December 31, 2006.  The Company believes that this development does not impact the Company's financial statements as of June 30, 2006.

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
•
risks associated with periodic government reimbursement rate adjustments, the timing of the Centers for Medicare & Medicaid Services (“CMS”) risk-corridor payments to PDP providers and the accounting treatment for the PDP programs;

•	our ability to develop processes and systems to support our operations and future growth;
•	regulatory changes and developments, including potential marketing restrictions or sanctions and premium recoupment;
•	potential fines, penalties or operating restrictions resulting from regulatory audits, examinations, investigations or other inquiries;
•	risks associated with our acquisition strategy;
•	risks associated with our efforts to expand into additional states and counties;
•	risks associated with our substantial debt obligations;
•	risks associated with the volatility of our common stock; and
•	risks associated with our rapid growth, including our ability to attract and retain qualified management personnel.

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

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We operate a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving over 2.0 million members nationwide as of June 30, 2006.

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

Through our licensed subsidiaries, we operate Medicaid health plans in Florida, New York, Connecticut, Illinois, Indiana and Georgia and Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia.  Additionally, beginning in January 2006, we began offering PDP products in all 50 states and the District of Columbia.

The following tables summarize our membership by segment and line of business as of June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
Medicaid
TANF	856,000	589,000
S-CHIP	85,000	80,000
SSI	59,000	60,000
FHP	27,000	20,000
	1,027,000	749,000

Medicare
MA	83,000	59,000
PDP	901,000	-
	984,000	59,000

Total	2,011,000	808,000

We enter into contracts generally with one- to three-year terms with government agencies that administer health benefit programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and sex. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subsequently adjusted, up or down, generally at the commencement of each new contract period, although the states also have the ability to adjust the rates during the term of the contract. As a result of these periodic premium rate adjustments, we cannot predict with certainty what our future revenues will be under each of our government contracts.

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

One of our primary management tools for measuring profitability is our medical benefits ratio, which is the ratio of our medical benefits expense to the premiums we receive. Changes in the medical benefits ratio from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use medical benefits ratios both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although medical benefits ratios play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable medical benefits ratio if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

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

FHP is a New York State program that provides health insurance for certain adults and their families between the ages of 19 and 64 who do not have health insurance on their own, but have income too high to qualify for Medicaid.

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

As part of the Medicare reform legislation known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, beginning in January 2006, every Medicare recipient was provided the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. The Medicare Part D benefit is available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. Medicare managed care organizations are required to offer a Part D drug benefit plan, called a MA-PD plan, in every region in which they operate.

In addition, Medicare fee-for-service beneficiaries are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans available in their region. CMS has created 34 PDP regions nationwide. In September 2005, CMS awarded us a contract to offer stand-alone PDP plans in all 34 CMS regions. In addition, we are eligible to receive auto-assignments of Medicare dual-eligible beneficiaries into our PDP plans in 33 of the 34 regions, with Arizona being the sole exception.

As of January 1, 2006, we began offering PDP plans nationwide in each of the 34 PDP CMS regions. As of June 30, 2006, we had approximately 901,000 PDP members. However, our ability to accurately estimate our PDP membership is currently constrained, in part, due to challenges with regard to the timing and administration of enrollments and disenrollments by CMS. In addition, we have several large and well-known competitors in the Medicare marketplace who have greater brand recognition than we do and who are spending considerably more on marketing than we are. This competition could cause our PDP members to select another plan.

Further, we expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings. We estimate that our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, our net income margins are lower in the first half of the year and are expected to increase in the second half of the year.

We have purchased a one-year, nonrenewable, aggregate reinsurance policy to mitigate the risks associated with our new PDP product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program. The terms of this aggregate reinsurance policy result in higher recoveries in periods of higher medical benefits ratios and lower or no recoveries in periods of lower medical benefits ratios. The recoveries and net reinsurance impact under this aggregate reinsurance policy are cumulative over the one-year term of the policy. The medical benefits ratio of our PDP business in the first quarter of 2006 resulted in a net reinsurance recovery of $10.0 million which favorably impacted our first quarter gross profit on our Medicare segment. The results of our PDP business in the second quarter of 2006 were favorably impacted by increased membership coupled with favorable medical utilization and cost trends, resulting in lower medical benefits ratios. As a result, the gross profit on our Medicare segment in the second quarter was unfavorably impacted by a reinsurance expense of $11.0 million for the three-month period ended June 30, 2006, resulting in a net reinsurance expense of $1.0 million for the six-month period ended June 30, 2006.  Based on the performance of our PDP business in the first half of 2006 and assuming it performs in line with our current expectations for the second half of the year, we expect to incur an additional net reinsurance expense in the second half of 2006. However, in the event our PDP business does not perform according to our expectations, the net reinsurance impact could be different. Should we determine that a similar reinsurance arrangement would be warranted in future years, there can be no assurance that we will be able to obtain such reinsurance coverage.

Expansion Initiatives

We continually identify markets for potential acquisitions or expansion that would increase our membership and broaden our geographic presence. These potential acquisitions or expansion efforts are at various stages of internal consideration, and we may enter into letters of intent, transactions or other arrangements supporting our growth strategy at any time. However, we cannot predict when or whether such transactions or other arrangements will actually occur, and we may not be successful in completing potential acquisitions. In June 2006, we acquired a shell life and health insurance company to facilitate possible future product expansion initiatives, such as Medicare private fee-for-service.

On August 4, 2006, we were notified by the Indiana Office of Medicaid Policy and Planning that we were not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. The current contract with the state expires on December 31, 2006.  We believe that this development will have no material impact on our full-year earnings for 2006.

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

Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits expense is also affected by recoveries from reinsurance contracts and claim audits from internal and external parties.

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

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in making assumptions regarding trends in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to predict accurately estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues
Premium	98.8%	99.2%	98.8%	99.3%
Investment and other income	1.2%	0.8%	1.2%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Medical benefits	82.7%	80.6%	82.4%	81.5%
Selling, general and administrative	12.3%	13.0%	12.7%	12.6%
Depreciation and amortization	0.4%	0.5%	0.4%	0.5%
Interest	0.4%	0.8%	0.5%	0.8%
Total expenses	95.8%	94.9%	96.0%	95.4%
Income before income taxes	4.2%	5.1%	4.0%	4.6%
Income tax expense	1.7%	2.0%	1.6%	1.8%
Net Income	2.5%	3.1%	2.4%	2.8%

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

Three and Six Month Periods Ended June 30, 2006 Compared to the Three and Six Month Periods Ended June 30, 2005

Premium revenue. Premium revenues for the three months ended June 30, 2006 increased $392.5 million, or 87.2%, to $842.7 million from $450.2 million for the same period last year. For the six months ended June 30, 2006, premium revenues increased $698.8 million, or 80.7%, to $1.6 billion from $866.1 million for the same period last year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments. The Medicaid segment increase is principally in Georgia and the Medicare segment increase is principally in PDP. Total membership grew by approximately 1,203,000 members, or 148.9%, from 808,000 at June 30, 2005 to 2,011,000 at June 30, 2006.

 Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended June 30, 2006 increased $57.4 million, or 17.4%, to $388.0 million from $330.5 million for the same period last year. For the six months ended June 30, 2006, Medicaid segment premium revenue increased $101.7 million, or 15.9%, to $741.4 million from $639.7 million for the same period last year. The increase in Medicaid segment revenue is due to growth in membership, principally in Georgia, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by 278,000 members, or 37.1%, from 749,000 at June 30, 2005 to 1,027,000 at June 30, 2006.

	Medicaid Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$388.0	$330.5	$741.4	$639.7
% of Total Premium Revenues	46.0%	73.4%	47.4%	73.9%

Membership	1,027,000	749,000	1,027,000	749,000
% of Total Membership	51.1%	92.7%	51.1%	92.7%

Medicare segment premium revenue for the three months ended June 30, 2006 increased $335.1 million, or 280.0%, to $454.7 million from $119.7 million for the same period last year. For the six months ended June 30, 2006, Medicare segment premium revenue increased $597.1 million, or 263.9%, to $823.5 million from $226.3 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily due to PDP membership growth of 901,000 members and premium increases associated with the demographic mix of our Medicare Advantage membership growth. Membership within the Medicare segment grew by 925,000 members, or 1,567%, from 59,000 at June 30, 2005 to 984,000 at June 30, 2006, principally due to the new PDP product.

	Medicare Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$454.7	$119.7	$823.5	$226.3
% of Total Premium Revenues	54.0%	26.6%	52.6%	26.1%

Membership	984,000	59,000	984,000	59,000
% of Total Membership	48.9%	7.3%	48.9%	7.3%

Investment income. Investment income for the three months ended June 30, 2006 increased $6.7 million, or 191.1%, to $10.2 million from $3.5 million for the same period last year. For the six months ended June 30, 2006, investment income increased $11.8 million, or 181.7%, to $18.3 million from $6.5 million for the same period last year. The increase was due primarily to the investment of proceeds from our public offerings, excess cash generated by operations and a higher interest rate environment.

Medical benefits expense. Medical benefits expense for the three months ended June 30, 2006 increased $339.2 million, or 92.7%, to $705.0 million from $365.8 million for the same period last year. For the six months ended June 30, 2006, medical benefits expense increased $593.3 million, or 83.5%, to $1.3 billion from $710.7 million for the same period last year. The increase in medical benefits expense was due to growth in membership, principally in PDP and Georgia. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue, for the three months ended June 30, 2006 was 83.7% compared to 81.3% for the same period last year. For the six months ended June 30, 2006, the medical benefits ratio was 83.3% compared to 82.1% for the same period last year. The medical benefits ratio increased primarily as a result of the seasonally higher medical benefits expense ratios associated with our PDP business.

The Medicaid segment medical benefits expense for the three months ended June 30, 2006 increased $40.8 million, or 15.1%, to $310.3 million from $269.5 million for the same period last year. The increase in Medicaid medical benefits expense was primarily due to growth in membership, principally in Georgia, accounting for $40.2 million of the increase when comparing the three-month periods.  For the six months ended June 30, 2006, Medicaid medical benefits expense increased $62.0 million, or 11.7%, to $589.5 million from $527.5 million for the same period last year. Membership growth accounted for $63.0 million of the increase when comparing the six-month periods, partially off-set by the favorable trends in some of our other markets. The Medicaid medical benefits ratio for the three months ended June 30, 2006 was 80.0% compared to 81.5% for the same period last year. For the six months ended June 30, 2006, the Medicaid medical benefits ratio was 79.5% compared to 82.5% for the same period last year. This decline resulted from premium rate increases, changes in the healthcare utilization pattern of our members and the demographic mix of our members.

	Medicaid Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medical Benefits	$310.3	$269.5	$589.5	$527.5
MBR	80.0%	81.5%	79.5%	82.5%

Medicare segment medical benefits expense for the three months ended June 30, 2006 increased $298.4 million, or 309.9%, to $394.7 million from $96.3 million for the same period last year. The increase was primarily due to the growth in membership, principally in PDP, which accounted for $265.0 million of the increase in the quarter. Increased healthcare costs and changes in membership mix accounted for $33.4 million of the remaining quarterly increase. For the six months ended June 30, 2006, Medicare medical benefits expense increased $531.4 million, or 290.0%, to $714.6 million from $183.2 million for the same period last year. Membership growth accounted for $488.4 million of the increase in the six-month period, while increased healthcare costs and changes in membership mix accounted for the remaining $43.0 million six-month increase. The Medicare medical benefits ratio for the three months ended June 30, 2006 was 86.8% compared to 80.5% for the same period last year. For the six months ended June 30, 2006, the Medicare medical benefits ratio was 86.8% compared to 81.0% for the same period last year. The medical benefits ratio increased primarily as a result of the seasonally higher medical benefits expense ratios associated with our PDP business.

	Medicare Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medical Benefits	$394.7	$96.3	$714.6	$183.2
MBR	86.8%	80.5%	86.8%	81.0%

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2006 increased $45.5 million, or 77.0%, to $104.6 million from $59.1 million for the same period last year. For the six months ended June 30, 2006, SG&A expense increased $91.5 million, or 82.9%, to $201.8 million from $110.3 million for the same period last year. Our SG&A expense to revenue ratio was 12.3% for the three months ended June 30, 2006 compared to 13.0% for the same period last year. For the six months ended June 30, 2006, our SG&A expense to revenue ratio was 12.7% compared to 12.6% for the same period last year. The increase in SG&A expense was primarily due to increased spending necessary to support and sustain our membership growth.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Selling, general and administrative expenses (SG&A)
SG&A	$104.6	$59.1	77.0%	$201.8	$110.3	82.9%
SG&A expense to total revenue ratio	12.3%	13.0%		12.7%	12.6%

Interest expense. Interest expense was $3.7 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively, and $7.1 million and $6.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase primarily relates to the higher interest rate environment.

Income tax expense. Income tax expense for the three months ended June 30, 2006 was $14.2 million with an effective tax rate of 39.0% as compared to $9.0 million for the same period last year with an effective tax rate of 38.9%. Income tax expense for the six months ended June 30, 2006 was $25.0 million with an effective tax rate of 39.1% as compared to $15.8 million for the same six-month period last year with an effective tax rate of 39.0%.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Income Tax Expense
Income tax expense	$14.2	$9.0	57.4%	$25.0	$15.8	57.7%
Effective tax rate	39.0%	38.9%		39.1%	39.0%

Net income. Net income for the three months ended June 30, 2006 was $22.2 million compared to $14.2 million for the same period last year, representing an increase of 56.7%. For the six months ended June 30, 2006, net income was $38.9 million compared to $24.8 million for the same period last year, representing an increase of 57.1%.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Net Income	$22.2	$14.2	56.7%	$38.9	$24.8	57.1%
Net Income Per Diluted Share	$0.55	$0.36	52.8%	$0.97	$0.64	51.6%

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short term, long term and regulatory requirements. We continuously monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities.

Our regulated subsidiaries are financed principally through internally generated funds. We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds. As of June 30, 2006 and 2005, a significant portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 86 days and 54 days, respectively. The average portfolio yield for the three-month periods ended June 30, 2006 and 2005, was approximately 3.87% and 2.16%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. At June 30, 2006, free cash in our non-regulated businesses was $149.0 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of June 30, 2006, we had not utilized our revolving credit facility.

Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in the 2005 Form 10-K.

As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. As of June 30, 2006 and 2005, cash and cash equivalents were $834.2 million and $253.5 million, respectively. We also had short-term investments of $178.8 million and $178.1 million at June 30, 2006 and 2005, respectively.

Overview of Cash Flow Activities

For the six-month periods ended June 30, 2006 and 2005 our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) operations	$279,783	$(20,770)
Net cash used in investing activities	(118,344)	(123,334)
Net cash provided by (used in) financing activities	250,954	(28)

Cash From Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the six-month period ended June 30, 2006, cash provided from operations consisted primarily of $38.9 million of net income from operations, an increase in medical benefits payable of $180.7 million, an increase in accounts payable and accrued expenses of $69.3 million, an increase of $149.3 million in unearned premiums principally due to the commencement of our PDP program and $23.7 million increase in taxes payable.

Cash From Investing Activities: During the six-month period ended June 30, 2006, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $95.9 million in various short term investment instruments. An additional $21.5 million was invested in capitalized assets, which included expansion costs related to our Tampa facility, and investments in technology needed to sustain our membership growth.

Cash From Financing Activities: We have a senior secured term loan facility of approximately $156.3 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. As of June 30, 2006, the revolving credit facility had not been utilized. As of June 30, 2006, our outstanding term loan interest rate was 7.625%.

Our senior debt is rated B+ by Standard & Poor’s and Ba3 by Moody’s as of June 30, 2006. These credit rating agencies have indicated that, based on our performance, they will be reviewing our credit rating again in 2006.

In February 2006, we filed a shelf registration statement for common stock with the Securities and Exchange Commission (the “SEC”), which became automatically effective upon filing. In March 2006, we completed a public offering of 4,850,000 shares of common stock, of which 500,000 were sold by us and 4,350,000 shares were sold by certain selling stockholders at an offering price of $39.56. We received approximately $18.8 million in net proceeds after deducting underwriting discounts, commissions and other expenses. Subsequently in April 2006, the over-allotment option of 727,500 shares was fully exercised, of which 75,000 were sold by us and 652,000 were sold by selling stockholders. We received net proceeds of approximately $2.8 million from this over-allotment transaction. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders in either transaction.

Also included in financing activities are funds held for the benefit of others, which totaled approximately $224.7 million as of June 30, 2006. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in the Company’s results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2006, we had cash and cash equivalents of $834.2 million, investments classified as current assets of $178.8 million, and restricted investments on deposit for licensure of $48.5 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates as of June 30, 2006, the fair value of our fixed income investments would decrease by less than $1.5 million. Similarly, a 1% decrease in market interest rates as of June 30, 2006 would result in an increase of the fair value of our investments of less than $2.0 million.

Item 4:  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of June 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act) as of June 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of June 30, 2006, we have not used any of the proceeds from the offering.

Item 4:      Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 7, 2006.  We solicited proxies for the meeting  pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected.  The continuing directors whose terms expire in 2007 are Alif Hourani, Neal Moszkowski and Jane Swift.  The continuing directors whose terms expire in 2008 are Todd Farha, Kevin Hickey and Regina Herzlinger.  At the meeting, the matters listed below were submitted to a vote of our stockholders.

	Proposal One:	The election of three directors to serve as Class II Directors through 2009. The vote with respect to each nominee was as follows:

(a)	34,900,355 votes were cast for the election of Andrew Agwunobi, M.D as a director; 904,320 votes were withheld.

(b)	34,892,974 votes were cast for the election of Ruben Jose King-Shaw, Jr. as a director; 912,601 votes were withheld.

(c)	34,886,346 votes were cast for the election of Christian P. Michalik as a director; 918,329 votes were withheld.

	Proposal Two:	Ratification of independent registered public accounting firm for 2006. The vote with respect to Deloitte & Touche LLP was as follows:

(a)	35,349,009 votes were cast for the ratification of Deloitte & Touche LLP as our independent registered accounting firm, 417,849 against, and 37,816 abstentions.

Item 6: Exhibits.

The following exhibits are included herein:

Exhibit Number	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1
Specimen common stock certificate of Registrant, incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on June 29, 2004 (No. 333-112829).

10.1
Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on April 5, 2006.

10.2
Purchase of Service Contract number 093-HUS-WCC-2, between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.

10.3
Amendment No. 15 to Purchase of Service Contract number 093-MED-WCC-1, between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.

10.4	Offer Letter to Heath Schiesser, dated June 7, 2006, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.
10.5	Amendment No. 11 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc.
10.6	Amendment No. 12 to AHCA contract between the State of Florida, Agency for Health Care Administration and WellCare HMO, Inc. d/b/a Staywell Health Plan of Florida.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.* * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 4, 2006.

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

10.1
Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on April 5, 2006.

10.2
Purchase of Service Contract number 093-HUS-WCC-2, between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.

10.3
Amendment No. 15 to Purchase of Service Contract number 093-MED-WCC-1, between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.

10.4	Offer Letter to Heath Schiesser, dated June 7, 2006, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2006.
10.5	Amendment No. 11 to AHCA contract between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc.
10.6	Amendment No. 12 to AHCA contract between the State of Florida, Agency for Health Care Administration and WellCare HMO, Inc. d/b/a Staywell Health Plan of Florida.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated August 4, 2006.* * Filed herewith