Form 10-Q
period 2006-09-30
WELLCARE HEALTH PLANS, INC.
filed 2006-11-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐ No ☒

As of November 1, 2006, there were 40,729,698 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

-i-

Part I  - FINANCIAL INFORMATION

Item 1:  Financial Statements

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$788,908	$421,766
Investments	131,125	94,160
Premium receivables, net	72,591	47,567
Other receivables from government partners	64,736	-
Income taxes receivable	-	11,575
Deferred income taxes	17,377	11,353
Prepaids and other current assets	68,262	19,036
Total current assets	1,142,999	605,457
Property and equipment, net	56,028	37,057
Goodwill	185,779	185,779
Other intangibles, net	19,810	21,668
Restricted investment assets	52,994	37,308
Other assets	2,044	220
Total Assets	$1,459,654	$887,489
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$484,462	$241,375
Unearned premiums	10,618	12,606
Accounts payable	70,100	4,867
Other accrued expenses	85,835	52,976
Deferred income taxes	2,345	1,260
Taxes payable	7,544	-
Note payable to related party	-	25,000
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	110,318	-
Other current liabilities	410	358
Total current liabilities	773,232	340,042
Long-term debt	154,381	155,461
Deferred income taxes	25,966	16,577
Other liabilities	8,351	5,285
Commitments and contingencies (see Note 3)	-	-
Total liabilities	961,930	517,365
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 40,710,343 and 39,428,032 shares
issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	407	394
Paid-in capital	285,654	240,337
Retained earnings	211,596	129,372
Accumulated other comprehensive income	67	21
Total stockholders' equity	497,724	370,124
Total Liabilities and Stockholders' Equity	$1,459,654	$887,489

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Premium	$994,032	$490,902	$2,558,911	$1,356,956
Investment and other income	14,529	4,553	32,845	11,056
Total revenues	1,008,561	495,455	2,591,756	1,368,012
Expenses:
Medical benefits	802,880	396,111	2,106,927	1,106,841
Selling, general and administrative	124,936	66,674	326,766	177,015
Depreciation and amortization	6,397	2,286	12,741	6,376
Interest	3,624	3,630	10,682	10,401
Total expenses	937,837	468,701	2,457,116	1,300,633
Income before income taxes	70,724	26,754	134,640	67,379
Income tax expense	27,443	10,459	52,415	26,290
Net income	$43,281	$16,295	$82,225	$41,089

Net income per common share (see Note 1):
Net income per common share — basic	$1.09	$0.43	$2.10	$1.09
Net income per common share — diluted	$1.06	$0.41	$2.03	$1.05

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months
	Ended September 30,
	2006	2005
Cash from operating activities:
Net income	$82,225	$41,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,741	6,376
Gain on extinguishment of debt	(1,000)	-
Realized gain on investments	46	20
Loss (gain) on disposal of fixed assets	1,658	(42)
Equity-based compensation expense	17,967	2,698
Incremental tax benefit received for option exercises	(3,233)	-
Deferred taxes, net	4,450	(2,541)
Changes in operating accounts:
Premiums receivable	(25,024)	(3,997)
Other receivables from government partners	(64,736)	-
Prepaid expenses and other, net	(47,813)	(430)
Medical benefits payable	243,087	38,117
Unearned premiums	(1,988)	74,803
Accounts payable and accrued expenses	96,760	11,160
Taxes payable, net	19,119	4,923
Net cash provided by operating activities	334,259	172,176
Cash from investing activities:
Proceeds from sale and maturities of investments	97,860	41,148
Purchases of investments	(134,825)	(144,036)
Purchases and dispositions of restricted investments, net	(15,686)	(5,122)
Additions to property and equipment, net	(26,287)	(19,529)
Other investing activities	(3,893)	(5,931)
Net cash used in investing activities	(82,831)	(133,470)
Cash from financing activities:
Proceeds from common stock issuance, net	21,619	-
Proceeds from option exercises and other	5,744	951
Incremental tax benefit received for option exercises	3,233	-
Repayments on debt	(25,200)	(1,200)
Funds received for the benefit of members, net of disbursements	110,318	-
Net cash provided by (used in) financing activities	115,714	(249)
Cash and cash equivalents:
Increase during period	367,142	38,457
Balance at beginning of period	421,766	397,627
Balance at end of period	$788,908	$436,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$26,006	$23,888
Cash paid for interest	$10,268	$9,756
Non-cash property and equipment additions	$1,332	$-

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. Through its health plans, the Company operates a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving in aggregate approximately 2,165,000 members as of September 30, 2006. Through its licensed subsidiaries, as of September 30, 2006 the Company operates its Medicaid health plans in Florida, New York, Connecticut, Illinois, Indiana, Missouri and Georgia and its Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. The Company also operates as a stand-alone Medicare prescription drug plan (“PDP”) in all 50 states and the District of Columbia.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) in February 2006, as amended. In the opinion of the Company's management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Certain 2005 amounts in the condensed consolidated interim financials statements have been condensed to conform to the 2006 presentation.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

Significant Accounting Policies

The Company offers prescription drug benefit plans as a plan sponsor offering Medicare Part D prescription insurance coverage under a contract with the Centers for Medicare & Medicaid Services (“CMS”). The Company has accounted for the payment elements of the program as follows:

•
Funds held for the benefit of members represent government payments received to subsidize the member portion of medical payments for certain of our PDP members. As the Company does not bear underwriting risk, these funds are not included in the Company’s results of operations since such funds represent pass-through payments from the Company’s government partners to fund deductibles, co-payments and other participant benefits. At the end of the contract year, CMS will settle with the Company for the difference in amounts actually used for these enhanced benefits versus amounts received from CMS, which may result in the return of funds to CMS or receipt of additional funds by the Company.

•
Other receivables from government partners represent amounts due from government agencies, and other participating plans, acting under the CMS PDP program design to provide for certain catastrophic reinsurance protection and subsidies to fund certain member benefits such as deductibles and co-payments. The Company estimates the amounts due from CMS for catastrophic reinsurance protection each period based on the terms of the Company’s contract with CMS and such amounts are included in the Company’s results of operations as a reduction to medical benefits expense.

Intangible Assets

In August, 2006, the Company was notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that it was not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. The current contract with the state expires on December 31, 2006. As a result, the associated Indiana market intangible assets were deemed to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,300 that were purchased in 2004 was accelerated. Expense of $2,300 is included in depreciation and amortization expense in both the Company’s three- and nine-month statements of income.

The Company acquired 100% of the stock of three companies which had limited or no activity prior to the Company’s ownership and have had no activity since their purchase by the Company. The purchase price allocated to intangible assets for the acquired companies consisted of state licenses in the amount of $3,900 with a useful life of 15 years.

Recently Issued Accounting Standards

In May 2005, Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” - replacement of Accounting Principles Board Opinion (“APB”) No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3, (“SFAS No. 154”) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements, unless impracticable. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption had no impact on the Company.

In December 2004, the FASB issued Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company is required to comply with SFAS No. 123(R) for the three- and nine-month periods ended September 30, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements. See Note 4 regarding the impact of these pronouncements on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” that requires companies to measure and recognize an income tax position expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning January 1, 2007. The Company is currently evaluating the provisions of FIN 48 and the expected effect on the Company.

In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), Fair Value Measurements, that provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company will adopt SFAS 157 beginning January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and the expected effect on the Company.

Net Income Per Common Share

The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares and stock options using the treasury stock method.

The following table presents the calculation of net income per common share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:
Net income - basic and diluted	$43,281	$16,295	$82,225	$41,089
Denominator:
Weighted average common shares outstanding - basic	39,644,042	37,848,513	39,197,820	37,559,719
Dilutive effect of:
unvested restricted common shares	451,788	872,571	511,410	833,969
stock options	862,735	947,639	789,334	746,895
Weighted average common shares outstanding - diluted	40,958,565	39,668,723	40,498,564	39,140,583

Net income per common share:
Net income per common share - basic	$1.09	$0.43	$2.10	$1.09
Net income per common share - diluted	$1.06	$0.41	$2.03	$1.05

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three-month period ended September 30, 2006 approximately 18,500 options with exercise prices ranging from $55.01 - $59.40 were excluded from diluted weighted average common shares outstanding. For the nine-month period ended September 30, 2006

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

approximately 692,000 options with exercise prices ranging from $47.40 - $59.40 were excluded from diluted weighted average common shares outstanding.

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

Asset, liability and equity amounts by segment have not been disclosed, as they are not allocated or reported by segment internally by the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premium revenue:
Medicaid	$532,557	$355,346	$1,273,981	$995,089
Medicare	461,475	135,556	1,284,930	361,867
Total	994,032	490,902	2,558,911	1,356,956
Medical benefits expense:
Medicaid	439,194	285,825	1,028,644	813,321
Medicare	363,686	110,286	1,078,283	293,520
Total	802,880	396,111	2,106,927	1,106,841
Gross margin:
Medicaid	93,363	69,521	245,337	181,768
Medicare	97,789	25,270	206,647	68,347
Total	$191,152	$94,791	$451,984	$250,115

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, would not be covered by insurance. These actions, when finally concluded and determined, will not in the opinion of management have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that it has obtained adequate insurance or, where appropriate, has established adequate reserves in connection with these legal proceedings.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

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

The Company will continue to use the Black-Scholes model for valuing the options granted under equity- based compensation plans. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis for new or modified awards after January 1, 2006 and an accelerated method for existing awards, over the requisite service period.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$16,295	$41,089

Total equity-based employee compensation expense included in the determination of reported net income, net of related tax effect of $604 and $1,065, respectively	945	1,666
Total equity-based compensation expense determined under fair value based method for all awards, net of related tax effects of $1,854 and $4,466, respectively	(2,900)	(6,985)
Pro forma net income for calculation of basic and diluted earnings per share	$14,340	$35,770

Net income per common share:
Basic-as reported	$0.43	$1.09
Basic-pro forma	$0.38	$0.95
Diluted-as reported	$0.41	$1.05
Diluted-pro forma	$0.36	$0.91

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $1,968 and $477, respectively; and $5,744 and $1,260 for the nine months ended September 30, 2006 and 2005, respectively. The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

Equity compensation plans

As of September 30, 2006, the Company had four equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $4,852 and $1,549 for the three months ended September 30, 2006 and 2005, respectively; and $13,502 and $2,730 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $1,074 and $604 for the three months ended September 30, 2006 and 2005, respectively; and $3,233 and $1,065 for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit realized by the Company reflects the exercise value of options and vesting of restricted shares. There were no capitalized equity-based compensation costs at September 30, 2006.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.98%	4.05%	4.91%	3.94%
Range of risk-free rates	4.61%-5.10%	3.84%-4.09%	4.28%-5.22%	3.65%-4.30%
Expected term (in years)	4.06	4.5	3.92	4.64
Expected dividend yield	0%	0%	0%	0%
Expected volatility	41.62%	46.40%	41.74%	46.40%

The following table summarizes option activity from January 1, 2006 through September 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,834,196	$ 21.32
Options granted	904,889	47.87
Options exercised	(400,907)	14.27
Options cancelled	(235,124)	26.60
Outstanding at September 30, 2006	3,103,054	29.57	7.0	$ 91,737
Exercisable at September 30, 2006	883,545	$ 17.65	7.2	$ 15,592

The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $19.65 and $15.86, respectively; and $18.33 and $15.20 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $4,727 and $1,084, respectively; and $13,033 and $4,730 for the nine months ended September 30, 2006 and 2005, respectively.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited, in thousands, except member and share data)

The following table summarizes restricted share activity from January 1, 2006 through September 30, 2006:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested balance at January 1, 2006	1,070,308	$16.36
Changes during the period:
Shares granted	353,801	43.13
Shares vested	(429,318)	5.03
Shares forfeited	(34,137)	18.58
Nonvested balance at September 30, 2006	960,654	$31.09

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three months ended September 30, 2006 and 2005 was $54.28 and $37.86, respectively; and $43.13 and $33.38 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $41,166 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $389 and $115, respectively.

Performance Share Award

Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to its Chief Executive Officer, the vesting of which and the amount of shares to be awarded is contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was determined based on the closing price of the Company’s stock on the date of grant and assumes that performance goals will be achieved. If it is determined that such goals will not be met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The grant-date fair value of the shares awarded is $34.95. As of September 30, 2006, there was $6,298 of total unrecognized compensation cost related to the performance share award. This cost is expected to be recognized over a weighted-average period of 3.8 years.

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

5. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. As of September 30, 2006, net deferred tax liabilities were approximately $10,934. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

6. DEBT

Credit Agreement

The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 by the First Amendment to Credit Agreement, and on September 28, 2006, by the Second Amendment to Credit Agreement (the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of approximately $154,000 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of September 30, 2006, the revolving credit facility has not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. The Second Amendment to the Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis. The Company believes that it is in compliance with all the financial and non-financial covenants under the Credit Agreement as of September 30, 2006.

Seller Note

The note payable to related party was settled in full on September 15, 2006 in the amount of $24,000. This settlement resulted in a $1,000 gain on the extinguishment of debt, which is included in other income, due to the settlement of indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our state or federal contracts;
•	our lack of prior operating history, including lack of experience with network providers and health benefits management, in expansion markets, including Georgia, Missouri and Ohio;
•
our lack of prior operating history in the Medicare prescription drug plan (“PDP”) and private fee-for-service (“PFFS”) businesses and potential inability to accurately predict the number of members in these plans;

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

•	our ability to accurately estimate incurred but not reported medical costs;
•	risks associated with future changes to or implementation of healthcare and other laws, including the Medicare Modernization Act of 2003 and the Deficit Reduction Act;
•	potential reductions in funding for government healthcare programs, including reductions in funding resulting from the escalating costs of prescription drugs;
•
risks associated with periodic government reimbursement rate adjustments, the timing of the Centers for Medicare and Medicaid Services (“CMS”) risk-corridor payments to PDP providers and the accounting treatment for the PDP programs;

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

Additional information concerning these and other important risks and uncertainties can be found under the headings “Forward-Looking Statements” and “Risk Factors” in the 2005 Form 10-K, which contain discussions of our business and the various factors that may affect it. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise

Overview

We provide managed care services targeted exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We operate a variety of Medicaid and Medicare plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving over 2.1 million members nationwide as of September 30, 2006.

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

Through our licensed subsidiaries, we operate Medicaid health plans in Florida, New York, Connecticut, Illinois, Indiana, Missouri and Georgia and Medicare Advantage health plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia.  Additionally, beginning in January 2006, we began offering PDP products in all 50 states and the District of Columbia.

The following tables summarize our membership by segment and line of business as of September 30, 2006 and 2005.

	September 30, 2006	September 30, 2005
Medicaid
TANF	986,000	633,000
S-CHIP	95,000	80,000
SSI	58,000	61,000
FHP	28,000	23,000
	1,167,000	797,000

Medicare
MA	87,000	65,000
PDP	911,000	-
	998,000	65,000

Total	2,165,000	862,000

On August 4, 2006, we were notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that we were not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007.  The current contract with the state expires on December 31, 2006. As a result, the associated Indiana market intangible assets were deemed to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,300 that were purchased in 2004 was accelerated. Expense of $2,300 is included in depreciation and amortization expense in both our three- and nine-month statements of income. Our Indiana membership and revenue represent 3.5% and 3.8% of total membership and year-to-date revenue as of September 30, 2006, respectively. Management does not believe that the loss of this contract will have a material impact on our future operations.

We enter into contracts generally with one- to three-year terms with government agencies that administer health benefit programs. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, the government program, geographic location, age and gender. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subsequently adjusted, up or down, generally at the commencement of each new contract period, although the states also have the ability to adjust the rates during the term of the contract. As a result of these periodic premium rate adjustments, we cannot predict with certainty what our future revenues will be under each of our government contracts.

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

We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance arrangements and member co-payments and premiums for some of our Medicare plans. National healthcare costs have been increasing at a higher rate than the general inflation rate, however, and relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results. Changes in healthcare laws, regulations and practices, levels of use of healthcare services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could also reduce our ability to manage our medical benefits expense effectively.

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

Under the MA program, managed care plans can contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments is being phased in over time. These measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the MA program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the traditional Medicare program, but are generally required to use the services provided by the MA plan’s network providers exclusively and may be required to pay a premium to the federal Medicare program unless the MA plan chooses to pay the premium as part of its benefit package.

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

Medicare fee-for-service beneficiaries are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans available in their region. CMS has created 34 PDP regions nationwide. In September 2005, CMS awarded us a contract to offer stand-alone PDP plans in all 34 CMS regions during 2006. In addition, during 2006 we are eligible to receive auto-assignments of Medicare dual-eligible beneficiaries into our PDP plans in 33 of the 34 regions, with Arizona being the sole exception. Beginning in 2007, we will be eligible to receive auto-assignments of Medicare dual-eligible beneficiaries into our PDP plans in all 34 CMS regions.

We offer PDP plans nationwide in each of the 34 CMS regions. As of September 30, 2006, we had approximately 911,000 PDP members. However, our ability to accurately estimate our PDP membership continues to be constrained, in part, due to challenges with regard to the timing and administration of enrollments and disenrollments by CMS. In addition, we have several large and well-known competitors in the Medicare marketplace who have greater brand recognition than we do and who are spending considerably more on marketing than we are. This competition could cause our PDP members to select another plan.

Further, we expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings. We estimate that our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, we expect our net income margins to be lower in the first half of the year and to increase in the second half of the year.

We purchased a one-year, nonrenewable, aggregate reinsurance policy for calendar year 2006 to mitigate the risks associated with our new PDP product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program. The terms of this aggregate reinsurance policy are resulting in higher recoveries in periods of higher medical benefits ratios and lower or no recoveries in periods of lower medical benefits ratios. The recoveries and net reinsurance impact under this aggregate reinsurance policy are cumulative over the one-year term of the policy. The medical benefits ratio of our PDP business in the first nine months of 2006 resulted in a net reinsurance expense of $5.8 million which unfavorably impacted the third quarter and year-to-date gross profit on our Medicare segment. The results of our PDP business in the third quarter of 2006 were favorably impacted by increased membership coupled with favorable medical utilization and cost trends, resulting in lower medical benefits ratios. As a result, the gross profit on our Medicare segment in the third quarter was unfavorably impacted by a reinsurance expense of $5.0 million for the three-month period ended September 30, 2006. Our year-to-date net income includes $3.6 million of net reinsurance expense. Based on the performance of our PDP business in the first nine months of 2006 and assuming it performs in line with our current expectations for the fourth quarter, we expect the fourth quarter of 2006 impact of this reinsurance arrangement to be favorable due to a contractual return of premium provision, resulting in full year 2006 pre-tax net cost of this arrangement of approximately $4.0 million.  However, in the event our PDP business does not perform according to our expectations, the net reinsurance impact could be different. In light of the 2007 PDP bid results and our current experience to date on the PDP product, we do not currently intend to purchase a similar reinsurance arrangement for 2007.

Expansion Initiatives

Ohio Expansion. We have been selected as a participant in the State of Ohio’s northeast region managed care expansion of the Covered Families and Children (CFC) program effective November 1, 2006. In addition, we were recently selected for the state’s Medicaid managed care program for the aged, blind and disabled (ABD) population in the northeast region of the state.

Medicare Private Fee-For-Service. We have received approval from CMS to offer private fee-for-service (“PFFS”) plans to Medicare beneficiaries in 700 counties in 38 states and Washington, D.C. beginning in 2007. PFFS plans are open-access plans that allow members to be seen by any Medicare-eligible physician or facility that participates in the program. In connection with this initiative, we have developed a national distribution network of licensed insurance agents to educate potential members on our open-access PFFS plans. Enrollment for all 2007 PFFS plans will begin November 15, 2006.

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

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in making assumptions regarding trends in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system upgrades and claims processing interruptions may impact our ability to predict accurately estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of the WellCare group of companies in 2002 and Harmony Health Systems in June 2004. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademarks, non-compete agreements, government contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years. We have acquired 100% of the stock of three companies during 2006 which had limited or no activity prior to our ownership and have had no activity since their purchase by us. The purchase price allocated to intangible assets consisted of state licenses in the amount of $3,900 with a useful life of 15 years.

We evaluate whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. We must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. In August 2006, we were notified by the Indiana OMPP that our Medicaid contract would not be renewed in 2007. As a result, we performed a review of our intangible assets associated with the Indiana market and deemed them to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,300 that were purchased in 2004 was accelerated. Expense of $2,300 is included in depreciation and amortization expense in both our three- and nine-month statements of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues
Premium	98.6%	99.1%	98.7%	99.2%
Investment and other income	1.4%	0.9%	1.3%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Medical benefits	79.6%	79.9%	81.3%	80.9%
Selling, general and administrative	12.4%	13.5%	12.6%	12.9%
Depreciation and amortization	0.6%	0.5%	0.5%	0.5%
Interest	0.4%	0.7%	0.4%	0.8%
Total expenses	93.0%	94.6%	94.8%	95.1%
Income before income taxes	7.0%	5.4%	5.2%	4.9%
Income tax expense	2.7%	2.1%	2.0%	1.9%
Net Income	4.3%	3.3%	3.2%	3.0%

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

Three- and Nine-Month Periods Ended September 30, 2006 Compared to the Three- and Nine-Month Periods Ended September 30, 2005

Premium revenue. Premium revenues for the three months ended September 30, 2006 increased $503.1 million, or 102.5%, to $994.0 million from $490.9 million for the same period last year. For the nine months ended September 30, 2006, premium revenues increased $1.2 billion, or 88.6%, to $2.6 billion from $1.4 billion for the same period last year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments. The Medicaid segment increase is principally in Georgia and the Medicare segment increase is principally in PDP. Total membership grew by approximately 1,303,000 members, or 151.2%, from 862,000 at September 30, 2005 to 2,165,000 at September 30, 2006.

Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended September 30, 2006 increased $177.2 million, or 49.9%, to $532.6 million from $355.3 million for the same period last year. For the nine months ended September 30, 2006, Medicaid segment premium revenue increased $278.9 million, or 28.0%, to $1.3 billion from $995.1 million for the same period last year. The increase in Medicaid segment revenue is due to growth in membership, principally in Georgia, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by 370,000 members, or 46.4%, from 797,000 at September 30, 2005 to 1,167,000 at September 30, 2006 principally due to the addition of the Georgia market, off-set by small decreases in other markets.

	Medicaid Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$532.6	$355.3	$1,274.0	$995.1
% of Total Premium Revenues	53.6%	72.4%	49.8%	73.3%

Membership	1,167,000	797,000	1,167,000	797,000
% of Total Membership	53.9%	92.5%	53.9%	92.5%

Medicare segment premium revenue for the three months ended September 30, 2006 increased $325.9 million, or 240.4%, to $461.5 million from $135.6 million for the same period last year. For the nine months ended September 30, 2006, Medicare segment premium revenue increased $923.1 million, or 255.1%, to $1.3 billion from $361.9 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily due to PDP membership growth of 911,000 members and premium increases associated with the demographic mix of our Medicare Advantage membership. Membership within the Medicare segment grew by 933,000 members, or 1,435.4% from 65,000 at September 30, 2005 to 998,000 at September 30, 2006, principally due to the new PDP product.

	Medicare Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$461.5	$135.6	$1,284.9	$361.9
% of Total Premium Revenues	46.4%	27.6%	50.2%	26.7%

Membership	998,000	65,000	998,000	65,000
% of Total Membership	46.1%	7.5%	46.1%	7.5%

Investment and Other income. Investment income for the three months ended September 30, 2006 increased $10.0 million, or 219.1%, to $14.5 million from $4.6 million for the same period last year. For the nine months ended September 30, 2006, investment income increased $21.8 million, or 197.1%, to $32.8 million from $11.1 million for the same period last year. The increase was primarily due to an increase in invested funds over the prior year, a higher interest rate environment and a $1.0 million gain on the settlement of the note payable to related party.

Medical benefits expense. Medical benefits expense for the three months ended September 30, 2006 increased $406.8 million, or 102.7%, to $802.9 million from $396.1 million for the same period last year. For the nine months ended September 30, 2006, medical benefits expense increased $1.0 billion, or 90.4%, to $2.1 billion from $1.1 billion for the same period last year. The increase in medical benefits expense was due to growth in membership, principally in PDP and Georgia. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue, for the three months ended September 30, 2006 was 80.8% compared to 80.7% for the same period last year. For the nine months ended September 30, 2006, the medical benefits ratio was 82.3% compared to 81.6% for the same period last year. The increase was primarily as a result of the higher medical benefits expense ratios associated with our PDP business in the first two quarters of the year.

The Medicaid segment medical benefits expense for the three months ended September 30, 2006 increased $153.4 million, or 53.7%, to $439.2 million from $285.8 million for the same period last year. The increase in Medicaid medical benefits expense was primarily due to growth in membership, principally in Georgia, which accounted for $107.6 million of the increase when comparing the three-month periods. Increased healthcare costs primarily in our Georgia market and changes in membership mix accounted for $45.8 million of the remaining quarterly increase. For the nine months ended September 30, 2006, Medicaid medical benefits expense increased $215.3 million, or 26.5%, to $1.0 billion from $813.3 million for the same period last year. Membership growth accounted for $170.2 million of the increase and increased healthcare costs and changes in membership mix accounted for the remaining $45.1 million increase when comparing the nine-month periods. The Medicaid medical benefits ratio for the three months ended September 30, 2006 was 82.5% compared to 80.4% for the same period last year. This increase was primarily due to the higher medical costs in our Georgia market which is in the early stages of operation. For the nine months ended September 30, 2006, the Medicaid medical benefits ratio was 80.7% compared to 81.7% for the same period last year. This decline resulted from premium rate increases, changes in the healthcare utilization pattern of our members and the demographic mix of our members in our 2005 existing markets, partially off-set by the higher medical costs associated with our Georgia market since the program’s inception in June 2006.

	Medicaid Medical Benefits Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Medical Benefits	$439.2	$285.8	$1,028.6	$813.3
MBR	82.5%	80.4%	80.7%	81.7%

Medicare segment medical benefits expense for the three months ended September 30, 2006 increased $253.4 million, or 229.8%, to $363.7 million from $110.3 million for the same period last year. The increase was primarily due to the growth in membership, principally in PDP, which accounted for $239.5 million of the increase in the quarter. Increased healthcare costs and changes in membership mix accounted for the remaining $13.9 million of the quarterly increase. For the nine months ended September 30, 2006, Medicare medical benefits expense increased $784.8 million, or 267.4%, to $1.1 billion from $293.5 million for the same period last year. Membership growth primarily in our PDP business accounted for $735.8 million of the increase in the nine-month period, while increased healthcare costs and changes in membership mix accounted for the remaining $49.0 million nine-month increase. The Medicare medical benefits ratio for the three months ended September 30, 2006 was 78.8% compared to 81.4% for the same period last year. The medical benefits ratio decreased primarily as a result of the seasonally lower medical benefits expense ratios associated with our PDP business in the latter part of the year. For the nine months ended September 30, 2006, the Medicare medical benefits ratio was 83.9% compared to 81.1% for the same period last year. The medical benefits ratio increased primarily as a result of the seasonally higher medical benefits expense ratios associated with our PDP business in the first half of the year.

	Medicare Medical Benefits Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Medical Benefits	$363.7	$110.3	$1,078.3	$293.5
MBR	78.8%	81.4%	83.9%	81.1%

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2006 increased $58.3 million, or 87.4%, to $124.9 million from $66.7 million for the same period last year. For the nine months ended September 30, 2006, SG&A expense increased $149.8 million, or 84.6%, to $326.8 million from $177.0 million for the same period last year. Our SG&A expense to revenue ratio was 12.4% for the three months ended September 30, 2006 compared to 13.5% for the same period last year. For the nine months ended September 30, 2006, our SG&A expense to revenue ratio was 12.6% compared to 12.9% for the same period last year. The increase in SG&A expense in both periods was primarily due to increased operational and technological spending necessary to support and sustain our membership growth. Our SG&A expense to revenue ratio decreased in 2006 as a result of becoming operational in both our PDP and Georgia markets. During 2005, the increased spending necessary to prepare for the new markets was not off-set by corresponding revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative Expenses (SG&A)
SG&A	$124.9	$66.7	$326.8	$177.0
SG&A expense to total revenue ratio	12.4%	13.5%	12.6%	12.9%

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 increased $4.1 million, or 179.8%, to $6.4 million from $2.3 million for the same period last year. For the nine months ended September 30, 2006, depreciation and amortization expense increased $6.4 million, or 99.8%, to $12.7 million from $6.4 million for the same period last year. A portion of the increase relates to the accelerated amortization of our Indiana Medicaid contract and provider agreement intangible assets purchased in 2004 that were deemed to have no further economic value in the third quarter of 2006. The Indiana contract intangibles with a net value of $2.3 million were fully amortized and accounted for $2.3 million of both the three-month and nine-month change. Increased depreciation expense resulting from our investment in infrastructure, primarily technology to support our increased membership growth, accounted for the remaining increase.

Interest expense. Interest expense was $3.6 million for both three month periods ended September 30, 2006 and 2005, and $10.7 million and $10.4 million for the nine months ended September 30, 2006 and 2005, respectively. The change in the nine month periods is primarily attributable to a higher interest rate environment, partially off-set by lower balances due to the repayment of the note payable to related party.

Income tax expense. Income tax expense for the three months ended September 30, 2006 was $27.4 million with an effective tax rate of 38.8% as compared to $10.5 million for the same period last year with an effective tax rate of 39.1%. Income tax expense for the nine months ended September 30, 2006 was $52.4 million with an effective tax rate of 38.9% as compared to $26.3 million for the same nine-month period last year with an effective tax rate of 39.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax expense
Income tax expense	$27.4	$10.5	$52.4	$26.3
Effective tax rate	38.8%	39.1%	38.9%	39.0%

Net income. Net income for the three months ended September 30, 2006 was $43.3 million compared to $16.3 million for the same period last year, representing an increase of 165.6%. For the nine months ended September 30, 2006, net income was $82.2 million compared to $41.1 million for the same period last year, representing an increase of 100.1%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$43.3	$16.3	$82.2	$41.1
Net income per diluted share	$1.06	$0.41	$2.03	$1.05

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short-term, long-term and regulatory requirements. We continuously monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities.

Our regulated subsidiaries are financed principally through internally generated funds. We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds. As of September 30, 2006 and 2005, a significant portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 218 days and 46 days, respectively. The average portfolio yield for the three-month periods ended September 30, 2006 and 2005 was approximately 3.9% and 2.6%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. At September 30, 2006, free cash in our non-regulated businesses was $154.0 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of September 30, 2006, we had not utilized our revolving credit facility. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and other infrastructure investments for the next 12 months.

Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in the 2005 Form 10-K.

Overview of Cash Flow Activities

For the nine-month periods ended September 30, 2006 and 2005 our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operations	$334,259	$172,176
Net cash used in investing activities	(82,831)	(133,470)
Net cash provided by (used in) financing activities	115,714	(249)

Cash From Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the nine-month period ended September 30, 2006, cash provided from operations consisted primarily of $82.2 million of net income from operations, an increase in medical benefits payable of $243.1 million, an increase in accounts payable and accrued expenses of $96.8 million and an increase of $19.1 million in taxes payable, partially off-set by an increase in premium receivable of $25.0 million, an increase in prepaids and other current assets of $47.8 million and an increase in other receivables from government partners of $64.7 million.

Cash Used in Investing Activities: During the nine-month period ended September 30, 2006, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $52.7 million in various short term investment instruments. An additional $26.3 million was invested in capitalized assets, which included expansion costs related to our Tampa facility, and in technology needed to sustain our membership growth.

Cash From Financing Activities: We have a senior secured term loan facility of approximately $154.4 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. As of September 30, 2006, the revolving credit facility had not been utilized. As of September 30, 2006, our outstanding term loan interest rate was 7.625%.

Our senior debt is rated B+ by Standard & Poor’s and Ba3 by Moody’s as of September 30, 2006. These credit rating agencies have indicated that, based on our performance, they will be reviewing our credit rating again in the near future.

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

Also included in financing activities are funds held for the benefit of others, which totaled approximately $110.3 million as of September 30, 2006. These funds are PDP member subsidies and represent pass-through payments from government partners and are not accounted for in the our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2006, we had cash and cash equivalents of $788.9 million, investments classified as current assets of $131.1 million, and restricted investments on deposit for licensure of $53.0 million. We do not hold any of these investments for trading purposes. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates as of September 30, 2006, the fair value of our fixed income investments would decrease by less than $1.1 million. Similarly, a 1% decrease in market interest rates as of September 30, 2006 would result in an increase of the fair value of our investments of less than $1.4 million.

Item 4:  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of September 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Part II  - OTHER INFORMATION

Item 1:  Legal Proceedings.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which, if payable, are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows. We believe that we have obtained adequate or, where appropriate, have established adequate reserves in connection with these legal proceedings.

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

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of September 30, 2006, we have not used any of the proceeds from the offering.

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

10.1
Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2006.

10.2
Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2006.

10.3
Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.4
Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.5
Amendment Number 1 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.6
Amendment Number 2 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.7
Contract No. FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.8
Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.9
Amendment No. 1 to Contract FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.10
Amendment No. 1 to Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.11	WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan Amendment No. 1, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 29, 2006.
10.12
Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 29, 2006.

10.13	Contract (S5967) between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.*
10.14	Contract (H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company.*
10.15	Contract (H1340) between Centers for Medicare & Medicaid Services and Advance Insurance Company.*
10.16	Contract (H4577) between Centers for Medicare & Medicaid Services and Home Owners Life Insurance Company.*
10.17
Ohio Medical Assistance Provider Agreement for Managed Care Plans (Covered Families and Children) between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc., dated November 1, 2006.*

10.18	Attachment 1 to State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc.*
10.19
Amendment No. 1 to Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.* * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 3, 2006.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Paul Behrens
Paul L. Behrens, Senior Vice President and Chief Financial Officer
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

10.1
Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2006.

10.2
Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 1, 2006.

10.3
Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.4
Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.5
Amendment Number 1 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.6
Amendment Number 2 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 11, 2006.

10.7
Contract No. FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.8
Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.9
Amendment No. 1 to Contract FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc., incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.10
Amendment No. 1 to Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 18, 2006.

10.11	WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan Amendment No. 1, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 29, 2006.
10.12
Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association, incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on September 29, 2006.

10.13	Contract (S5967) between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.*
10.14	Contract (H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company.*
10.15	Contract (H1340) between Centers for Medicare & Medicaid Services and Advance Insurance Company.*
10.16	Contract (H4577) between Centers for Medicare & Medicaid Services and Home Owners Life Insurance Company.*
10.17
Ohio Medical Assistance Provider Agreement for Managed Care Plans (Covered Families and Children) between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc., dated November 1, 2006.*

10.18	Attachment 1 to State of Illinois Department of Public Aid Contract for Furnishing Health Services with Harmony Health Plans, Inc.*
10.19
Amendment No. 1 to Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 3, 2006.* * Filed herewith