Form 10-K
period 2006-12-31
WELLCARE HEALTH PLANS, INC.
filed 2007-02-16
CIK 1279363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (33,422,044 shares) on June 30, 2006 was $1,639,351,258 (based on the closing price of $49.05 per share on June 30, 2006 as reported on the New York Stock Exchange). For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 14, 2007 there were outstanding 40,944,434 shares of the registrant's Common Stock, par value $0.01 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Overview

We provide managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare. We offer a variety of Medicare and Medicaid plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, as of December 31, 2006 serving over 2,258,000 members nationwide.

Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded by both the state and federal governments. Our Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, and recipients of the Temporary Assistance to Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, State Children’s Health Insurance (“S-CHIP”) programs, and the Family Health Plus (“FHP”) programs. The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals. Families who exceed the income thresholds for Medicaid may be able to qualify for the state S-CHIP and FHP programs.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by the federal Centers for Medicare & Medicaid Services (“CMS”). Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service which individuals enroll into directly through CMS. MCC plans are plans that are administered through a health maintenance organization (“HMO”) and generally require members to seek health care services from a network of health care providers. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program.

We believe that our experience in managing healthcare for this broad range of beneficiaries better positions us to capitalize on growth opportunities across all of these programs. In addition, unlike many other managed care organizations that attempt to serve the general population through commercial health plans, we focus exclusively on serving individuals in government programs. We believe that this focus allows us to better serve our members and providers and to more efficiently manage our operations. We have centralized core functions, such as claims processing and medical management, combined with localized marketing and strong provider relationships. We believe that this approach will allow us to continue effectively growing our business, both through organic growth and through acquisitions.

Through our licensed subsidiaries, as of December 31, 2006, we operated our Medicaid plans in Florida, New York, Connecticut, Illinois, Indiana, Missouri, Georgia and Ohio and our MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. We also operate stand-alone Medicare PDP plans in all 50 states and the District of Columbia. On January 1, 2007, we ceased offering Medicaid plans in Indiana, but began offering PFFS plans to Medicare beneficiaries in 793 counties in 39 states and Washington, D.C.

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

Our Health and Prescription Drug Plans

As of December 31, 2006, we had aggregate membership of approximately 2,258,000 Medicaid and Medicare members. The following tables summarize our membership by segment and line of business as of December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
Medicaid
TANF	1,069,000	621,000
S-CHIP	95,000	82,000
SSI	51,000	58,000
FHP	30,000	25,000
	1,245,000	786,000

Medicare
MA	90,000	69,000
PDP	923,000	-
	1,013,000	69,000

Total	2,258,000	855,000

Our Medicaid and Medicare contracts with government agencies generally have terms of one to three years. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each program. The amount of premiums we receive for each member is fixed, although it varies according to the specific government program and also may vary according to demographics, including the member’s geographic location, age and gender, and according to health status. Further, the premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums may be subsequently adjusted, up or down, generally at the commencement of each new contract period, although states also generally have the ability to adjust the rates during the term of the contract. As a result of these periodic premium rate adjustments, even when membership remains constant, we cannot predict with certainty what our future revenues will be under each of our government contracts.

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

Medicare. Through our MCC plans and our PFFS plans, we also cover a wide spectrum of medical services. We provide an enhanced level of services relative to original Medicare fee-for-service coverage, ranging from reduced out-of-pocket expenses to prescription drug coverage. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows them to better plan their healthcare costs.

Most of our MCC plans and PFFS plans require members to pay a co-payment for services provided, and the amount of the co-payment varies by benefit. None of our plans require a deductible for services. Members of our MCC plans are required to use our network of providers except in limited cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive healthcare from a specialist. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program. Also, compared to our Medicaid plans, we have more flexibility in designing benefits packages for our Medicare plans, and we can charge members a premium for benefits that the original Medicare fee-for-service plan does not offer. We also offer “special needs” plans in each of our markets. Special needs plans are designed to provide specialized care and support for Medicare beneficiaries, including those who are dually eligible for both Medicare and Medicaid, with frailties, or serious chronic conditions. We believe that our special needs plans are attractive to this population due to the enhanced benefit offerings.

The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as original Medicare fee-for-service enrollees. MCC plans are required to offer a Part D drug benefit, whereas PFFS plans have the option of providing a Part D benefit but are not required to do so. Most of our PFFS products offer a Part D benefit. MCC plans and PFFS plans that include a Part D drug benefit are also known as MA-PD plans. Original Medicare fee-for-service beneficiaries and PFFS enrollees are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans, such as ours.

Florida

We are the largest operator of Medicaid managed care plans in Florida. We began providing Medicaid services in Florida in 1994, and now operate the two largest Medicaid managed care plans in the state under the names Staywell and HealthEase, which operate in 15 counties and 30 counties, respectively. We also participate in Florida’s S-CHIP program, known as Healthy Kids. We began providing MCC services in Florida in 2000 and now operate our MCC plan in 22 counties under the WellCare name. During 2006, our overall membership in Florida decreased from approximately 545,000 members to approximately 525,000 members.

Our Medicaid contracts with the State of Florida for our Staywell and HealthEase plans expire on August 31, 2009. Our Staywell and HealthEase plans are also parties to Medicaid Reform contracts for Brevard and Duvall Counties which expire on August 31, 2009. Our Healthy Kids contract with the State of Florida expires on October 1, 2007. Our Florida MCC contract with CMS expires on December 31, 2007.

New York

Our New York plan began operations in 1985. We currently offer Medicaid plans in 12 counties in the State of New York. We also offer Child Health Plus, Family Health Plus and Medicaid Advantage plans for dual-eligibles. We operate MCC plans in 14 counties in New York. We provide both our Medicaid and MCC plans under the WellCare name. During 2006, our overall New York membership grew from approximately 95,000 members to approximately 117,000 members.

Our Medicaid and Family Health Plus contract with the State of New York expires on September 30, 2008 and our Medicaid and Family Health Plus contract with the City of New York expires on September 30, 2007. The Medicaid Advantage contracts with Albany County and the City of New York expire on December 31, 2007. Our New York MCC contract with CMS expires on December 31, 2007. We also have a Child Health Plus contract with the State of New York that expires on June 30, 2007.

Connecticut

In Connecticut, we operate our Medicaid managed care plans under the name PreferredOne and our MCC plans under the WellCare name. Our Connecticut plan began operations in 1995. We currently offer Medicaid plans in each of Connecticut’s eight counties and MCC plans in three Connecticut counties. During 2006, our total Connecticut membership grew from approximately 37,000 members to approximately 39,000 members. Our Medicaid contracts with the State of Connecticut expire on June 30, 2007 and our Connecticut Medicare contract with CMS expires on December 31, 2007.

Illinois

Our Illinois subsidiary, which we acquired in June 2004, operates under the name Harmony Health Plan of Illinois. Harmony began operations in Illinois in 1996. We also began offering MCC plans in two counties in May 2005. During 2006, our total membership in Illinois grew from approximately 92,000 members to approximately 98,000 members. Our Medicaid contract with the State of Illinois expires on July 31, 2009 and our Illinois MCC contract with CMS expires on December 31, 2007.

Indiana

Harmony also operated a Medicaid managed care plan in Indiana under the name Harmony Health Plan of Indiana through December 31, 2006. Harmony began operations in Indiana in February 2001. During 2006, Harmony’s membership in Indiana decreased from approximately 85,000 members to approximately 70,000 members.

On August 4, 2006, we were notified by the Indiana Office of Medicaid Policy and Planning that we were not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. Our contract with the State of Indiana expired on December 31, 2006.

Missouri

Harmony also operates a Medicaid managed care plan in Missouri under the name Harmony Health Plan of Missouri. Harmony began operations in Missouri in July 2006. At December 31, 2006, our total Missouri membership was approximately 4,000 members. Our Medicaid contract with the State of Missouri expires on June 30, 2007.

Louisiana

We began operations as a MCC plan in Louisiana in September 2004. Our Louisiana plan operates under the WellCare name in 10 Louisiana parishes. During 2006, MCC membership in Louisiana grew from approximately 1,000 members to approximately 3,000 members. Our Louisiana MCC contract with CMS expires on December 31, 2007.

Georgia

We began operations as a MCC plan in two Georgia counties in March 2005 and as a Medicaid managed care plan in Georgia in July 2006. We provide both our MCC and Medicaid plans under the WellCare name. During 2006, our Georgia membership grew from less than 300 members to approximately 477,000 as the State transitioned to Medicaid managed care on a region-by-region basis throughout the year. Our Georgia MCC contract with CMS expires on December 31, 2007 and our Medicaid contract with the Georgia Department of Community Health expires on June 30, 2007.

Ohio

We began providing Medicaid services as a Medicaid managed care plan in the State of Ohio’s Covered Family and Children program in December 2006. We were also awarded an Aged, Blind, and Disabled contract by the Ohio Department of Job and Family Services in October of 2006, which will transition membership to our plan in 2007. We will provide both of the plans under the WellCare name. As of February 1, 2007, our total Ohio membership was approximately 26,000 members. Our Ohio Medicaid contracts expire on June 30, 2007.

PDP

We began operations as a Medicare prescription drug plan in January 2006 under the WellCare name. We currently offer PDP plans nationwide in each of the 34 CMS regions, serving approximately 923,000 members as of December 31, 2006. As of February 1, 2007, our total PDP membership was approximately 967,000 members. Our PDP Medicare contract with CMS expires on December 31, 2007.

PFFS

We began operations as a PFFS plan in January 2007. We operate our PFFS plans through three life and health insurance subsidiaries under the WellCare name. We currently offer PFFS plans nationwide in 739 counties in 39 states and Washington, D.C. As of February 1, 2007, our PFFS membership was approximately 18,000 members. Our PFFS contracts with CMS expire on December 31, 2007.

Our Growth Strategy

Our objective is to be the leading provider of managed care services for government-sponsored healthcare programs. To achieve this objective, we intend to expand our Medicaid business within our existing markets, leverage our established Medicaid business to continue to develop Medicare plans and enter new Medicaid and Medicare markets through internal growth, expansion of our current service territory, new product initiatives and selective acquisitions. For example, during 2006, we successfully launched our PDP and Georgia, Ohio and Missouri Medicaid plans.

Provider Networks

We have longstanding, established relationships with many of our network providers in the markets we currently serve. We arrange for the provision of healthcare services to our members through mutually non-exclusive contracts with independent primary care physicians, specialists, ancillary medical agencies and professionals and hospitals. We seek to enter into mutually beneficial arrangements with our providers which help them to develop their practices. We strive to provide quality service and to be a supportive partner in developing and maintaining strong relationships with our providers. In addition, our approach to contracting has allowed us to build strong provider networks, which we believe provides our members with access to physicians to whom they may not otherwise have access.

The primary care physicians in our network play an integral role in managing the healthcare of our members. The relationship between the primary care physician, or PCP, and a member is critical for the member to make the most effective use of managed care. Our PCPs are encouraged to discuss care options with new members during their first visit, and answer questions they may have about managed care, as well as to assist them in understanding the role of the PCP. PCPs include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians. As of December 31, 2006, our network included approximately 50,000 physicians, approximately 600 hospitals, and approximately 15,000 other ancillary providers and skilled nursing facilities.

We have contracted with ancillary providers and professionals for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we have contracted with a national pharmacy benefit manager that provides a local pharmacy network in each of our markets where pharmacy is a covered benefit as well as where we offer PDP plans. As of December 31, 2006, we had approximately 60,000 contracted pharmacies in this network. We also offer, through two of our subsidiaries which use in-house resources, comprehensive management of mental health and substance abuse services.

We also consult with members of our provider network to obtain their assistance in designing benefit packages, and we enter into relationships using a range of contract types, including capitated and fee-for-service arrangements. See “Provider Payment Methods” below. We believe that our focus on strong provider relationships has helped us to make our health plans more attractive and increase our membership.

In order to help ensure the quality of our providers, we credential and re-credential our providers using standards that are required by CMS and the states in which we operate. We also continuously upgrade and review our networks to help ensure adequacy of coverage and compliance of individual providers with our network and operational standards, and we replace and add providers as appropriate.

Our contracts with hospitals, independent primary care physicians and specialists are typically for one- to two-year periods and automatically renew for successive one-year terms. The contracts generally can be cancelled by either party upon a specified prior written notice period, which is typically 60 or 90 days, subject to various conditions. With respect to our hospital contracts, the hospital is paid for all medically necessary inpatient and outpatient services, including emergency services, diagnostic services and therapeutic care provided to members. With the exception of admissions from the emergency room, all inpatient hospital services require precertification from our utilization review staff. All contracted hospitals are required to participate in our utilization review and quality improvement programs.

Provider Payment Methods

We utilize three primary methods of payment with our network providers: a fixed fee per member, which is commonly referred to as capitation, fee-for-service and risk-sharing arrangements, the latter of which we utilize in our Medicare business. In addition, in order to encourage our PCPs to be proactive in the treatment of our members, we pay a fee-for-service rate in excess of the capitation rate to our PCPs who provide specified preventative health services, such as childhood immunizations, lead screening and well-child check-ups. In New York, PCPs to whom we pay a capitation also receive an additional payment, or bill-above, for supplying us with timely encounter data regarding the nature of members’ Medicaid visits. We use this data to improve the level of preventative healthcare available under our plans, such as vaccinations, immunizations and health screenings for newborn children. This data also helps us to monitor the amount and level of medical treatment and improve our compliance with regulatory reporting requirements to ensure our contracted providers are providing appropriate medical care. We periodically review our payment methods as necessary. Factors we generally consider in adjusting payment methods include changes to state Medicaid fee schedules, the competitive environment, current market conditions, anticipated utilization patterns and projected medical benefits expense.

Medicaid

Capitation. We pay most of our PCPs on a capitation basis. Under this arrangement, the PCP is at risk for all costs related to the services rendered by such physician, with the exception of those preventative health services that are paid in addition to the capitation and subject, in some cases, to stop-loss arrangements. In some instances, certain specialty physicians are also paid on a capitated basis. For the year ended December 31, 2006, approximately 16% of our Medicaid payments to physicians were on a capitated basis.

Fee-for-Service. We pay our other providers, including most specialists, based upon the service performed, which is referred to as fee-for-service. For the year ended December 31, 2006, approximately 84% of our Medicaid payments to providers were on a fee-for-service basis. The primary fee-for-service arrangements are payments based on a percentage of the Medicaid fee schedule and per diem and case rates. These arrangements may also be combined.

A significant percentage of our fee-for-service contracts with providers allow for automatic adjustments in payments based upon changes in government reimbursement rates.

Medicare

Risk-sharing Arrangements. Within our capitation and fee-for-service arrangements, which accounted for 8% and 92%, respectively, of our Medicare payments to providers for the year ended December 31, 2006, a small number of Medicare providers operate under specialized capitated risk arrangements in order to more efficiently align our interests. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium paid, which is evaluated on an individual or group basis, subject to monitoring and analysis by our actuaries. Based on this analysis, we estimate the amount, if any, due to the provider and establish a liability and pay the applicable provider on a periodic basis, to the extent that the balance exceeds claim payments.

Out-of-Network Providers

When our members receive services for which we are responsible from a provider outside our network, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In some cases, we may be obligated to pay the full rate billed by the provider. In the case of a Medicare patient who is admitted to a non-contracted hospital, we are obligated to pay only the amount that that hospital would have received from CMS under original Medicare fee-for-service.

Sales and Marketing Programs

Our internal sales force consists of approximately 750 associates. Our sales associates focus their efforts on individuals and communities, rather than on employer groups. We believe that our targeted sales and marketing efforts are primarily responsible for our rapid membership growth in several of our markets.

We have developed our sales and marketing programs on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in churches, community centers and in coordination with government agencies. We regularly participate in local events and festivals and organize community health fairs to promote our products and the benefits of preventative care. We also utilize traditional marketing methods such as direct mail, telemarketing, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, with more than 18 languages represented, including Spanish, Russian and Chinese. This allows us to target specific demographic markets, including markets requiring specific language skills and knowledge.

In addition, we have fee-for-service relationships with third-party brokers and agents to help us promote our Medicare plans in some markets.

Our PDP marketing efforts are largely focused on individuals who are lower income seniors, including those who are dually eligible for both Medicare and Medicaid. Although we rely on auto-assignment for PDP growth, we also market our PDP products through other traditional methods, such as direct mail and print advertising initiatives.

Our PFFS marketing efforts are focused on traditional direct mail, outbound telemarketing and print advertising initiatives in conjunction with the use of a network of independently licensed insurance agents.

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

Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines specific, ongoing processes and services designed to improve the delivery of quality healthcare services to our members, as well as to ensure compliance with regulatory and accreditation standards. Our Quality Improvement Committees include senior executives, management and other key company associates as members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as healthcare utilization, pharmacy services and provider credentialing/recredentialing. Several of our subcommittees include physicians as members.

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

We believe that these efforts have improved the quality of care delivered by our network of providers to our members, while reducing our medical costs. As a result of our Quality Improvement Program, in 2004 we received a three-year accreditation from the Accreditation Association for Ambulatory Health Care, or AAAHC, in the State of Florida and our New York health plan was awarded Quality Health Plan status by the State of New York in 2006.

Corporate Compliance

Due to the increasingly complex legal and ethical questions facing all participants in the healthcare industry, we have unified our corporate ethics and compliance policies by implementing a comprehensive corporate ethics and compliance program, called the Trust Program. The Trust Program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and high standards of business ethics. The Trust Program applies to members of our board of directors, our executive team, our associates, and in some cases, our business partners and our independent contractors. We intend to disclose any future amendments to or waivers from the Trust Program, if any, made with respect to our directors and executive officers on our Internet site.

We maintain and update training and monitoring programs to educate our directors, executives, and associates and independent contractors on the legal and regulatory requirements of their respective duties and positions and to detect possible violations. To help ensure compliance with the Trust Program, we also undergo regular, periodic compliance audits by internal and external auditors and compliance staff who have expertise in federal and state healthcare laws and regulations.

Competition

We compete with other managed care providers such as Centene Corporation, Coventry Health Care, Inc., Amerigroup Corp., Humana, Inc., WellPoint, Inc. and UnitedHealth Group, Inc. for government healthcare program contracts, renewals of those government contracts, members and providers.  Many of our competitors are large companies that have greater financial, technological and marketing resources than we do. Our Medicaid plans collectively have approximately 31%, 5%, 12%, 53%, 1% and 36% market share based on membership in Florida, New York, Connecticut, Illinois, Missouri and Georgia, respectively. Currently, our Medicaid market share in Ohio and our Medicare Advantage market share in Louisiana, Connecticut, Illinois, New York and Georgia is minimal. Our MCC plan in Florida has an approximate 10% market share based on membership, competing with approximately 20 other managed care plans. In addition, we have approximately 5% market share of the overall PDP market and we are one of only nine nationwide PDP plans.

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

In the Medicare market, our primary competitors for contracts, members and providers are national and regional managed care organizations and insurance companies that serve Medicare recipients and provider-sponsored organizations. In addition, beginning in 2006, a new regional Medicare Preferred Provider Organization, or Medicare PPO, program was implemented pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). These regional Medicare PPO plans also compete with Medicare plans, including the plans we offer.

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

In order to operate a health plan, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. Our health plans were licensed to operate as health maintenance organizations in Florida, New York, Connecticut, Illinois, Indiana, Georgia, Ohio, Louisiana and Missouri as of December 31, 2006.

In order to operate a PDP, the MMA generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. However, CMS has implemented two waiver processes to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they do business, even if the state already has in place a licensing process for PDP sponsors. For plan years 2006 and 2007, PDP sponsors may seek a “single state waiver” in such states by submitting to CMS a waiver application. Prior to submitting the application to CMS, the PDP sponsor must have submitted a PDP licensure application to each such state. Once granted, this waiver permits the PDP to operate even without having obtained a license from the state. A “regional plan waiver” also is available to PDP sponsors that have obtained licensure as a risk-bearing entity in at least one state in a PDP region, and this waiver allows the PDP sponsor to operate throughout that particular PDP region pending the granting of a license by the other states in the region, if such states have a licensing process for PDP sponsors. The entity through which we operate our PDP plans currently is licensed as a domestic insurance company in the State of Florida and as a foreign insurer in 22 states plus the District of Columbia. In the remaining states, the PDP entity is currently operating under one of the previously mentioned CMS waivers, but is applying for authority to conduct business as a foreign insurer.

As HMOs and insurance companies, we are regulated by both the state insurance departments and in some cases in respect of the HMOs, another state agency with responsibility for oversight of health maintenance organizations. Generally, the licensing requirements are the same for us as they are for commercial and managed healthcare organizations. We generally must demonstrate to the state, among other things, that:

•	we have an adequate provider network;

•	our quality and utilization management processes comply with state requirements;

•	we have procedures in place for responding to member and provider complaints and grievances;

•	our systems are capable of processing providers’ claims in a timely fashion and for collecting and analyzing the information needed to manage our business; and

•	we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

•	we will comply with certain guidelines and regulatory limitations relating to our sales and marketing activities.

Each of our health plans is required to report quarterly on its performance to the appropriate regulatory agency in the state in which it is licensed. Each plan also undergoes periodic examinations and reviews by the applicable state. The plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds and prior to entering into certain transactions between the plan and a related party. Each plan must maintain a net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. In addition, any change in control of a health plan must also be approved by the state in which the plan is domiciled. For purposes of these laws, in general, control is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

In addition, our Medicaid and S-CHIP activities are regulated by each state’s department of health services or equivalent agency, and our Medicare activities are regulated by CMS. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

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

Some states, such as those in which we operate, award Medicaid managed care contracts to applicants that can demonstrate that they meet the state’s requirements. Other states engage in a competitive bidding process for all or certain programs. We must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

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

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan, such as a MCC plan or PFFS plan, in areas where such a plan is offered. Under Medicare Advantage, managed care organizations contract with CMS to provide Medicare benefits comparable to original Medicare fee-for-service in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.

The MMA made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit. Beginning in 2006, Medicare beneficiaries had the option of selecting a prescription drug benefit from a Medicare Advantage plan or from a PDP plan. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan. Under the standard drug coverage for 2007, Medicare beneficiaries will have drug benefits as follows:

•	an initial annual deductible of $265;

•	cost sharing of 25% for the beneficiary and 75% for the Part D plan on the next $2,135 of prescription drug costs up to an initial limit of $2,400;

•	no insurance coverage for annual drug costs of the beneficiary between $2,400 and $5,451 (sometimes referred to as the “donut hole”); and

•	once the beneficiary has spent $3,850 in out-of-pocket drug costs in a year, the beneficiary pays the greater of 5% of the drug costs or $2 for generic drugs and $5 for brand name drugs.

Plans are not required to mirror these limits; instead, drug plans are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA. The standard drug coverage will be adjusted on an annual basis and plans will submit new bids annually. The MMA provides subsidies and the reduction or elimination of cost sharing for certain low-income beneficiaries, including dual-eligible individuals who receive benefits under both Medicare and Medicaid. The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as original Medicare fee-for-service enrollees. MCC plans are required to offer a Part D drug benefit, whereas PFFS plans have the option of providing a Part D benefit, but are not required to do so. Most of our PFFS products offer a Part D benefit. MCC plans and PFFS plans that include a Part D drug benefit are also known as MA-PD plans. Original Medicare fee-for-service beneficiaries and PFFS enrollees are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans, such as ours.

Beginning in 2006, the MMA also expanded the Medicare Advantage program to include new regional PPO plans which provide out-of-network benefits in addition to in-network benefits. The Secretary of Health and Human Services, or HHS, created 26 regions for the new regional PPO program.

The MMA also revised payment methodologies for Medicare Advantage organizations, including creating a new competitive bidding process which began in 2006. This process was established to set the payment to the Medicare Advantage plans and to establish the beneficiary premium and benefits. The bidding process does not limit the number of plans that may participate in the Medicare Advantage program. Along with other providers of Part D prescription drug benefits, which include PDP and MA-PD plans, we bid on the Part D benefits in June of each year. Based on the bids submitted, CMS established a national benchmark. In 2006, CMS paid the Part D plans a percentage of the benchmark on a per-member-per-month basis with the remaining portion of the premium being paid by the Medicare member. Members whose income fell below 150% of the federal poverty level qualified for the federal low income subsidy, through which the federal government helped pay the member’s Part D premium and certain other cost sharing expenses.

The MMA shifted coverage responsibility for prescription drug benefits for those individuals dually eligible for both Medicaid and Medicare. Prior to 2006, the drug coverage responsibility for the dual-eligible population was left to the state Medicaid programs. Beginning on January 1, 2006, dual-eligibles began receiving their drug coverage from the Medicare program and not the Medicaid program. Under the current program, dual-eligibles who do not select a MA-PD plan or a PDP plan for their prescription drug coverage are auto-assigned into a stand-alone PDP plan, such as ours.

S-CHIP Programs

The State Children’s Health Insurance Program, or S-CHIP, is a federal and state matching program designed to help states expand health insurance to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. States have the option of administering S-CHIP through their existing Medicaid programs, creating separate programs or combining both strategies. The S-CHIP programs in Florida, New York, Connecticut, Illinois, Georgia and Missouri are administered by the same agency that administers the state’s Medicaid program. Currently, all 50 states, the District of Columbia and all U.S. territories have approved S-CHIP plans, and many states continue to submit plan amendments to further expand coverage under S-CHIP. The S-CHIP program must be reauthorized by Congress this year.

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

We are also subject to applicable state laws that are not preempted by HIPAA, including those that provide for greater privacy of individuals’ health information than mandated by the federal law.

Fraud and Abuse Laws

Federal and state governments have made a priority of investigating and prosecuting healthcare fraud and abuse, and have increased their activities in this area in recent years. For example, New York State recently created an Office of Medicaid Inspector General, which is tasked primarily with addressing fraud and abuse, and New York also agreed to meet specific fraud and abuse recovery targets as a condition for enhanced federal Medicaid funding. Fraud and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a health plan, billing for unnecessary medical services, improper marketing and violation of patient privacy rights. Companies involved in public healthcare programs such as Medicaid and Medicare are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. For example, the relatively new Medicare Part D benefit is likely to lead to increased scrutiny by enforcement officials of managed care providers operating PDP plans and MA-PD plans. Although we believe that we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, we expect to invest significant resources to maintain our compliance efforts in light of ongoing vigorous law enforcement actions and the burdens imposed by a highly technical regulatory scheme.

Required Statutory Capital

By law, regulation and government policy, our HMO and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. As of December 31, 2006, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri and Ohio operations were subject to RBC requirements. Additionally, our insurance subsidiaries that offer PFFS products also are subject to the RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ statutory net worth requirements may change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York enacted regulations in 2005 that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. Moreover, as we expand our plan offerings in new states or pursue new business opportunities, such as the PFFS programs, we may be required to make additional statutory capital contributions.

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

In 2005, we implemented our disaster recovery plan and business continuity of operations plans addressing manual downtime and automated recovery procedures for our claims production application. We have a hot-site and business recovery site agreement with SunGard Recovery Services LP to provide for the restoration of our general support systems at the remote processing center. We will perform our annual disaster recovery testing for all critical lines of business in 2007.

Customers

We currently provide Medicaid plans under 17 separate contracts including five contracts in New York, five contracts in Florida, two contracts in each of Connecticut and Ohio, and one contract in each of Georgia, Illinois and Missouri. Our 2006 premium revenues from our Florida and Georgia contracts together accounted for approximately 46% of our total premium revenues. Similarly, we offer Medicare plans under separate contracts with CMS for each of the states in and programs under which we offer such plans. Our 2006 Medicare premium revenues from all of our CMS contracts, on an aggregate basis, represented 43% of our total 2006 premium revenues. Other than Florida and Georgia, we did not receive in excess of 10% of our total 2006 premium revenues under any state or CMS contract when taken individually.

Executive Officers of the Company

The following are our executive officers and their ages:

Todd S. Farha (age 38) has served as our President and Chief Executive Officer and as a member of our board of directors since May 2002. Mr. Farha was also named the Chairman of our Board in October 2006. From January 2000 to June 2001, Mr. Farha served as Chief Executive Officer of Best Doctors, Inc., a provider of information and referral services for patients suffering from critical illnesses. In addition, from 1999 to 2004, Mr. Farha served as President and Chief Executive Officer of a company he founded, Medical Technology Management LLC, a provider of shared medical equipment and services for physicians and hospitals. From August 1995 to November 1998, Mr. Farha served as Chief Executive Officer of Oxford Specialty Management, a subsidiary of Oxford Health Plans, Inc., a health care company focusing on the management of acute clinical conditions in six specialty areas. In 1995, Mr. Farha served in the Office of the Chief Executive Officer of Oxford Health Plans. Prior to that, from 1990 to 1993, he held various positions with Physician Corporation of America, a Florida-based health plan focused on Medicaid recipients. Mr. Farha received a bachelors degree in economics from Trinity University and a masters of business administration from Harvard Business School. Mr. Farha is a cousin of Mr. Hourani, one of our directors.

Paul L. Behrens (age 45) has served as our Senior Vice President and Chief Financial Officer since September 2003. Prior to that date, Mr. Behrens was a partner in the healthcare practice of Ernst & Young LLP, which he joined in 1983. Mr. Behrens received his undergraduate degree from Dana College. Mr. Behrens is a certified public accountant.

Thaddeus Bereday (age 41) has served as our Senior Vice President and General Counsel since November 2002. From 2001 to 2002, Mr. Bereday was a partner at Brobeck, Phleger & Harrison, LLP, and from 2000 to 2001, he was a partner at Morgan, Lewis & Bockius, LLP. From 1998 to 1999, Mr. Bereday served as Vice President and General Counsel of SmarTalk TeleServices, Inc., a publicly-traded telecommunications company, and as its President and Acting General Counsel from 1999 to 2000, after the company filed for Chapter 11 bankruptcy protection. Mr. Bereday received his undergraduate degree from Brown University and a juris doctor from Case Western Reserve University School of Law.

Anil Kottoor (age 41) has served as our Senior Vice President and Chief Information Officer since January 2007. Prior to joining us, Mr. Kottoor served as Vice President and Chief Application Development Officer for WellPoint, Inc. from June 2003 to November 2006. From June 2002 through January 2003, Mr. Kottoor served as Head of Project Services for Aetna, Inc. and from September 1997 to May 2002 as Vice President of IT Application Development for Oxford Health Plans, Inc. He received his bachelors degree from Concordia College in New York and earned his masters of business administration from Pace University.

Adam Miller (age 41) has been the Chief Operating Officer of our Medicare Prescription Drug Plan business since January 2006. From July 2001 to November 2005, Mr Miller ran UnitedHealth Group’s Arizona Medicaid and Medicare Special Needs program. Mr. Miller also worked for General Electric in the Medical Systems business in a series of strategy, business development and operational roles from May 1997 to June 2001. Prior to this, Mr. Miller was with the Boston Consulting Group from 1993 to 1997. Mr. Miller is a graduate of Harvard Business School and the Wharton School of Business at The University of Pennsylvania.

Imtiaz (“MT”) Sattaur (age 44) has served as the President of our Florida business since April 2004 and as Senior Vice President, National Medicare Programs from January 2004 to April 2004. From October 2002 to December 2003, Mr. Sattaur served as President and Chief Executive Officer of Amerigroup Florida, Inc., a Medicaid health care company. From April 1999 to September 2002, Mr. Sattaur served as Vice President and Chief Operating Officer of Affinity Health Plan in New York. Mr. Sattaur received his undergraduate degree from Florida International University.

Employees

As of December 31, 2006, we had approximately 3,000 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

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

From time to time, legislative and regulatory proposals are made at the federal and state government levels related to the healthcare system, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Such legislative and regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical or administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect of such future legislation, action or regulation on our business.

Item 1A. Risk Factors

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

We provide our Medicaid, Medicare, S-CHIP and other services through a limited number of contracts with state, federal or local government agencies. These contracts generally have terms of one to three years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, our right to add new members may be suspended by a government agency if it finds deficiencies in our provider network or operations or for other reasons.

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

If we are unable to renew, or to successfully rebid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, including seeking to enter into contracts in other geographic markets, seeking to enter into contracts for other services in our existing markets or seeking to acquire other businesses with existing government contracts. If we were unable to do so, we could be forced to cease conducting business. In any such event, our revenues would decrease materially. For example, in August 2006, we were notified by the Indiana Office of Medicaid Policy and Planning that we were not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients beginning in 2007. Our Indiana membership and revenue represent 3.1% and 3.5% of total membership and revenue for the year ended December 31, 2006, respectively. We may face increased competition as other plans attempt to enter our markets through the contracting process.

Because our premiums, which generate most of our revenues, are fixed by contract, we are unable to increase our premiums during the contract term if our corresponding medical benefits expense exceeds our estimates.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed by contract, and we are obligated during the contract period, which is generally one to three years, to provide or arrange for the provision of healthcare services as established by state and federal governments. We have less control over costs related to the provision of healthcare services than we do over our selling, general and administrative expense. Historically, our medical benefits expense as a percentage of premium revenue has fluctuated. For example, our medical benefits expense was 80.9% in 2004, 81.2% in 2005, and 81.1% for the year ended December 31, 2006. If our medical benefits expense exceeds our estimates, we will be unable to adjust the premiums we receive under our current contracts, and our profits may decline.

If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could cease to be profitable.

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

Although we have been able to manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems, and reinsurance arrangements, we may not be able to continue to manage these expenses effectively in the future. If our medical benefits expense increases, our profits could be reduced or we may not remain profitable. For example, a hypothetical 1% increase in our medical benefits ratio would have reduced our earnings before income taxes for the years ended December 31, 2005 and 2006 by $18.6 million and $36.2 million, respectively.

We maintain reinsurance to protect us against certain severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Reductions in funding for government healthcare programs could substantially reduce our profitability.

All of the healthcare services we offer are through government-sponsored programs, such as Medicaid and Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. For example, the premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints. In the recent past, some of the states in which we operate have experienced fiscal challenges leading to significant budget deficits. According to the National Association of State Budget Officers, Medicaid spending consumes more than a fifth of the average state’s budget, representing the largest expenditure in 2005. While healthcare spending increases appear to be more limited than they have been in recent years, states continue to look at Medicaid programs as opportunities for savings and some states may find it difficult to continue paying current rates to Medicaid health plans, or to continue covering all services or groups.

Changes in Medicaid funding, for example, may lead to reductions in the number of persons enrolled in or eligible for Medicaid, reductions in the amount of reimbursement or elimination of coverage for certain benefits such as pharmacy, behavioral health or other benefits. In some cases, changes in funding could be made retroactive in which case we may be required to return premiums already received or receive reduced future payments. In the recent past, all of the states in which we operate have implemented or considered legislation or regulations that would reduce reimbursement rates, payment levels, benefits covered or the number of persons eligible for Medicaid. New York, for example, has agreed to certain cost containment measures, including a temporary freeze on managed care premiums, as a condition for enhanced federal Medicaid funding. Similarly, recent proposed federal regulations would reduce federal payments to states for Medicaid by $3.8 billion over five years, and the President’s recently released proposed federal budget includes substantial additional cuts in federal spending on Medicaid. Many of these proposed cuts effectively would shift certain costs of the Medicaid program back to the states, which would in turn place increased pressure on states to reduce expenditures, control enrollment or limit benefits. Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our expenses. New federal Medicaid citizenship requirements as well as changes in work participation rules for federal welfare program recipients could mean fewer Medicaid eligibles in the future. In addition, the S-CHIP program must be reauthorized by Congress this year, and we cannot be sure what, if any, changes will be made in the program, or how such changes might affect our businesses.

Similarly, reductions in payments under Medicare or the other programs under which we offer health and prescription drug plans could likewise reduce our profitability. Recent changes in Medicare pursuant to the MMA permit premium levels for certain plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. The federal government has also passed legislation that phases out Medicare Advantage budget neutrality payments through 2011, which impacts premium increases over that timeframe. Congress may consider other reductions to rates or other changes to the Medicare Part D program which could also reduce our revenues.

We are subject to extensive government regulation, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. We are subject, on an ongoing basis, to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations and such scrutiny is likely to increase, particularly for companies like ours that offer Medicare Part D plans. We are also subject to state laws regarding insurers and HMOs that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and the holding company or its other subsidiaries require notification to, or the approval of, one or more state insurance or health departments. These laws also require prior regulatory approval for any direct or indirect change of control of an HMO or insurance subsidiary. For purposes of these laws, in most states control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity although exemptions to this requirement are available in certain circumstances.

Violations of any of these laws, rules or regulations or an adverse review, audit or investigation could result in one or more of the following:

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	loss or limitation of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future service or geographic expansion; and

•	suspension or loss of one or more of our licenses to act as an insurer, health maintenance organization or third party administrator or to otherwise provide a service.

Because we receive payments from federal and state governmental agencies, we are subject to various laws, including the Federal False Claims Act (“FFCA”), which permit state and federal governments to institute suit against us for regulatory violations, particularly relating to billing fraud, kickbacks and other intentional wrongdoing. In some cases, these laws permit the government to seek treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue as if they were the government under a special provision of the FFCA. Any violations of any of these laws, rules or regulations or any adverse review, audit or investigation could reduce our revenues and profitability and otherwise adversely affect our operating results.

If state regulatory agencies require a higher statutory capital level for our existing operations or if we are subject to additional capital requirements as we pursue new business opportunities, we may be required to make additional capital contributions which would negatively impact our cash flows and liquidity.

Our operations are conducted through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could adversely impact our financial condition. For example, New York in 2005 adopted regulations that increase the reserve requirement by 150% over an eight-year period. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners. As of December 31, 2006, our operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri and Ohio, were subject to those requirements. Additionally, our insurance subsidiaries that offer PFFS products also are subject to RBC requirements. Our subsidiaries also may be required to maintain higher levels of statutory net worth due to the adoption of risk-based capital requirements by other states in which we operate. Our subsidiaries are also subject to their state regulators’ general oversight powers. Regardless of whether they adopt the risk-based capital requirements, these state regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members. The phased-in increase in reserve requirements to which our New York plan is subject will, over time, materially increase our reserve requirements in New York. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our strategy to offer PFFS plans, we may be required to make additional statutory capital contributions. In such a case, our liquidity and cash flows could be materially reduced, which could harm our ability to implement our business strategy, for example, by hindering our ability to make debt service payments on amounts drawn from our credit facilities.

Our failure to estimate incurred but not reported medical benefits expense accurately will affect our reported financial results.

Our medical benefits expense includes estimates of medical claims incurred but not reported, or IBNR. We, together with our internal and consulting actuaries, estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process. We continually review and update our estimation methods and the resulting reserves and make adjustments, if necessary, to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of medical benefits expense that we incur may be materially more than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations could be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We derive a large portion of our Medicaid revenues and profits from operations in Florida and Georgia and legislative or regulatory actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

For the year ended December 31, 2006, our Florida and Georgia Medicaid health plans accounted for 33% and 26% of our total premium revenues, respectively. If we are unable to continue to operate in Florida and Georgia, or if our current operations in any portion of Florida or Georgia are significantly curtailed, our revenues will decrease materially. Our reliance on our Medicaid operations in Florida and Georgia could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors. For example, in July 2006, Florida implemented a Medicaid reform pilot program in two counties which could cause us to face increased competition from new providers, including provider-sponsored networks, which could reduce our revenues and harm our overall operating results. Further, the legislation that implemented this Medicaid reform contemplates that the program will be expanded to additional counties, including three additional counties in 2007, with the goal of full statewide implementation by June 30, 2011. In Georgia, there has been resistance among providers to the implementation of the new Medicaid managed care program. In response, Georgia has requested that we increase our outreach and communication programs, which could increase our administrative expense of operating in the state. Further, if the Medicaid managed care program in Georgia fails to achieve acceptance among providers, the Georgia legislature could modify the program or repeal it which could have a negative affect on our Georgia results of operations.

We derive a substantial portion of our Medicare revenues from our PDP operations, and legislative or regulatory actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

Because PDP plans are relatively new to Medicare and to the health insurance market generally, we do not know whether we will be able to sustain our PDP operation’s profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could effect our PDP operations include:

•
Legislative: The current Congress is expected to make changes to the Medicare program this year, which may include changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenues or plans for growth.

•
Regulatory and administration: Medicare Part D is a new program and CMS may alter the program in a manner that could be detrimental to us. In addition, historically CMS has experienced challenges in the administration of the program which has affected our ability to accurately determine our membership and revenues from our PDP plans.

•
Utilization of benefits: We are making actuarial assumptions about the utilization of benefits in our PDP plans. Because this continues to be a new program both for the Federal government and for us, there is limited historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•
Competition: We have encountered competition from other PDP plans, some of which may have significantly greater resources and brand recognition than we do and new PDP plans are entering the business. We have entered into a marketing arrangement with Walgreens which is non-exclusive and Walgreens may enter into marketing arrangements with our competitors. We cannot predict whether we will be able to continue to effectively compete in this new market.

•
Membership: Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP plan at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP plan. Medicare beneficiaries who are not dually eligible will be able to change PDP plans during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDP plans, and we may not be able to attract new PDP members.

Our limited operating history as a stand-alone entity makes evaluating our business and future prospects difficult.

We were formed in May 2002 to acquire the WellCare group of companies. Until the closing of that acquisition in July 2002, the companies that comprise our Florida operations had operated as a closely-held business, and our New York and Connecticut businesses had operated as subsidiaries of a public company, the majority stockholders of which were the owners of the Florida operations. Almost all of the senior members of our current management, including Todd S. Farha, our Chairman, President and Chief Executive Officer, have worked for us for less than five years. Our limited operating history under current management may not be adequate to enable you to fully assess our future prospects.

We may not be able to sustain our high rates of historic growth.

From December 31, 2001 to December 31, 2006, our membership grew at an average annual rate of 51.4%. An important aspect of our strategy is continued growth in existing and new markets. We may not be able to sustain our high historical growth rates, which would impair our ability to implement this strategy. For example, we already have a large share of the Florida Medicaid managed care market which is highly penetrated. We also have 5% of the Medicare PDP market share, and do not expect significant future growth in this market. These factors may limit our ability to continue to increase our membership in Florida and Medicare PDP, which are our largest markets. If we are unable to continue to increase our membership in the markets in which we currently operate, we may not be able to successfully implement our growth strategy.

We may be unsuccessful in implementing our growth strategy if we are unable to make or finance other acquisitions on favorable terms or integrate the businesses we acquire into our existing operations.

Acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions rapidly enough, if at all, to meet our or our investors’ expectations for future growth. For example, many of the other potential purchasers of contract rights and plans have greater financial resources than we have. The market price of Medicaid plans has generally increased recently, which may increase the amount we are required to pay to complete acquisitions. In addition, we are generally required to obtain regulatory approval from one or more state or federal agencies when making acquisitions, which may require a public hearing. This is the case regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we do not want, such as commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.

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

Depending on acquisitions and other opportunities, we expect to continue to increase our membership and to expand into other markets. We had total revenue of approximately $1.9 billion and $3.8 billion in 2005 and 2006, respectively. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to retain and strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to potential acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

Several changes to the Medicare program resulting from the MMA legislation that became effective in 2006 could reduce our profitability and increase competition for our existing and prospective members.

On December 8, 2003, President Bush signed the MMA. This legislation, which is complex and wide-ranging, made significant changes to the Medicare program. There are numerous provisions in the legislation that affect our Medicare business. We believe that many of these changes have, and will continue to benefit the managed care sector. However, the new bidding process for determining rates, expanded benefits and shifts in certain coverage responsibilities pursuant to the MMA has increased competition and created some uncertainties, including the following:

•
Plans now offer various products, including regional preferred provider organizations, or PPOs, pursuant to the MMA. Medicare PPOs allow their members more flexibility to select physicians than the MCC plans, such as HMOs, which often require members to coordinate their care through a primary care physician. The Secretary of Health and Human Services created 26 regions for the regional Medicare PPO program. Regional Medicare PPO plans compete with MCC plans and PFFS plans, such as ours.

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

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer.

•
Organizations that offer MCC plans of the type we offer are required to offer prescription drug benefits in at least one plan in every area they serve. In addition, most Medicare Advantage enrollees choosing to obtain prescription drug benefits are required to do so from their Medicare Advantage plan. Enrollees may prefer a stand-alone drug plan and may disenroll from the Medicare Advantage plan altogether in order to participate in a stand-alone drug plan. Accordingly, the new Medicare Part D prescription drug benefit could reduce our profitability and membership enrollment.

•
In 2006, we began offering stand-alone PDP plans to Medicare beneficiaries who are not enrolled in one of our Medicare Advantage plans. In addition, Medicare began auto-assigning Medicare dual-eligibles to our stand-alone PDP plans, and as of 2007 we are eligible for auto-assignment in all 50 states. Because PDP plans are still relatively new to Medicare and to the health insurance market generally, we cannot guarantee future profits from this Medicare line of business.

•
Some enrollees may have chosen our MCC plans in the past rather than an original Medicare fee-for-service plan because of the added drug benefit that we offer with our MCC plans. Following the implementation of the new prescription drug benefit, Medicare beneficiaries have the opportunity to obtain a drug benefit without joining a managed care plan which could affect our membership.

•
Beginning in 2006, dual-eligibles began to receive their drug coverage from Medicare rather than from Medicaid. Because Medicaid is no longer directly responsible for most drug coverage for dual-eligibles, Medicaid payments to plans have been reduced. Accordingly, this change in Medicaid payments could have an adverse effect on our operating results. Further, dual-eligibles who are auto-enrolled into our PDP plans have the right to switch plans at any time. As a result, there can be no assurance that the dual-eligible beneficiaries who are automatically assigned to us will stay in our PDP plans.

We may be unsuccessful in implementing our growth strategy or continuing to participate in certain Medicare programs if we are unable to meet submission and approval deadlines imposed by CMS.

CMS has imposed rigorous deadlines for the filing and approval of applications. Meeting these deadlines is important to support our growth strategy. As a result, we must devote extensive resources to preparing and timely filing applications, and we cannot assure you that we will submit any applications by the deadlines imposed by CMS. If we are unable to submit these applications by the applicable deadlines, we may be unsuccessful in implementing our growth strategy, or in continuing the participation of one or more of our plans in the Medicare programs, which could materially adversely affect our revenues and profits.

Other changes in federal funding mechanisms also could reduce our profitability.

On February 8, 2006, the President signed the Deficit Reduction Act of 2005 (the “DRA”). According to the Congressional Budget Office, the provisions of this Act are expected to reduce federal Medicaid spending by $4.8 billion and Medicare spending by $6.4 billion over the next five years.

The Medicaid savings provisions that could impact health plans center on additional recipient cost-sharing and flexibility in the design of health benefits by states. Other savings will be achieved through changes in the setting of pharmaceutical prices in Medicaid fee-for-service programs and through restrictions on asset transfers by people seeking to receive Medicaid-funded long term care services. At the same time, the DRA includes an option for states to allow parents of disabled children whose incomes are up to 300% of the federal poverty guidelines to buy-in to Medicaid and allows for the creation of health opportunity accounts in up to ten states. Because we cannot anticipate if and how the states in which we operate will implement these changes, we cannot predict the impact these changes, if any, will have on our operating results.

The Medicare savings provisions of the DRA most likely affect health plans by providing for the phase-out, over a five-year period, of so-called “budget neutrality” payments made to Medicare Advantage plans. These changes are consistent with modifications previously planned by CMS and announced in 2005, therefore any adverse impact of these modifications already were anticipated in our operating plans. However, in December 2006, Congress reversed a scheduled 2007 decrease in fee-for-service physician fee schedules which we did not anticipate. The combination of the phase-out of the budget neutrality and the recent freeze on physician fee schedules will have a negative impact on our per-member-per-month revenue trend from our Medicare products. Should CMS implement these provisions in the future in a manner inconsistent with its previously announced plans, this could impact our growth strategy or the continuing participation of one or more of our plans in the Medicare Advantage program, which could materially affect our revenues and profits.

In December 2006, Congress also passed, and the President signed, other measures impacting Medicaid, S-CHIP and Medicare, including a reduction in Medicaid provider taxes, including HMO provider taxes, which are used to generate federal revenue. This could have a negative impact on the ability of some states in which we hold Medicaid contracts to fund Medicaid managed care services.

Congress also acted to reallocate funding in the S-CHIP program to states facing shortfalls in overall funding for 2007. However, despite this federal action, Georgia continues to face a shortfall in its S-CHIP program in 2007. If Congress does not reallocate funds for 2007, Georgia may reduce eligibility or benefits for its S-CHIP program which would negatively impact our Georgia S-CHIP business. Several other states in which we operate will face similar shortfalls in the funding of their S-CHIP programs if Congress does not increase annual allotments in its 2008-2012 reauthorization.

Congressional leaders have indicated their intention to look carefully at many aspects of the Medicare program this year and to make further changes.  We cannot predict what these changes might include and what effect they might have on our existing business or our plans for growth.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, such as healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, such as claims information, plan eligibility, and payment information; unique identifiers for providers (commencing May 2007) and employers; security; privacy and enforcement. HIPAA also provides that to the extent that state laws impose privacy standards that are not contrary to HIPAA (which may include standards that are more stringent than HIPAA privacy regulations), a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws will not be preempted.

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

Changes in state law, regulations and rules also may adversely affect our profitability. Requirements relating to managed care consumer protection standards, including increased plan information disclosure, limits to premium increases, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or continue to be under discussion. Future healthcare legislation or regulation may require us to change the way we operate our business, which may be costly. Further, although we believe we have exercised care in structuring our operations to attempt to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we or transactions in which we are involved are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under the Medicaid, Medicare and S-CHIP programs and to continue to serve our members and attract new members.

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

Our profitability depends, in large part, upon our ability to enter into cost-effective contracts with hospitals, physicians and other healthcare providers in appropriate numbers in our geographic markets and at convenient locations for our members. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If such a provider or any of our other providers refused to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could adversely affect our operating results in that market area. Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets or from entering into new markets. Also, in situations where we have a gap in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could adversely affect our ability to manage expenses.

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

If a state fails to renew or alter the terms of its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

A significant percentage of our Medicaid plan enrollment results from mandatory Medicaid enrollment in managed care plans. States may only mandate Medicaid enrollment into managed care through CMS-approved plan amendments or under federal waivers or demonstrations. Waivers and programs under demonstrations are generally approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not renew its mandated program, alters the terms of its waiver in a way that limits mandated Medicaid enrollment into managed care, or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

We rely on the accuracy of eligibility lists provided by the government to collect premiums, and any inaccuracies in those lists cause such governments to recoup premium payments from us, which could reduce our revenues and profitability.

Premium payments that we receive are based upon eligibility lists produced by the government. From time to time, governments require us to reimburse them for premiums that we received that were based on an eligibility list that such government later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. We determine potential liabilities and reserve for such situations. However, we are uncertain what the final impact to us could be in certain situations.

In addition to recoupment of premiums previously paid, we also face the risk that a government could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of the government’s failure to pay us for related payments to providers we made and we were unable to recoup such payments from the providers. We have established a reserve in anticipation of recoupment by the government of previously paid premiums, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupments exceeds our reserves, our revenues and profits may be materially harmed.

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

There can also be no assurance that our process of improving existing systems, developing new systems to support our operations and improving service levels will not be delayed or that system issues will not arise in the future. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses.

We have contracted with various business process outsourcing vendors to provide significant portions of our operational support including, but not limited to, certain enrollment, billing, call center, benefit administration and claims processing functions.  This dependence makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them.  Significant failure to perform under the terms of our contracts by these third parties could negatively affect our results of operations.

Additionally, events outside our control, including acts of nature, such as hurricanes, earthquakes or fires, or terrorism, could significantly impair our information systems and applications. To ensure continued operations in the event that our primary data center operations are rendered inoperable, in 2005, we implemented our disaster recovery plan and business continuity of operations plans addressing manual downtime and automated recovery procedures for our claims production application. We have a hot-site and business recovery site agreement with SunGard Recovery Services LP to provide for the restoration of our general support systems at the remote processing center. We will perform our annual disaster recovery testing for all critical lines of business in 2007.

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

Our success depends, in part, upon our ability to market our health plans under our brand names, including “WellCare,” “HealthEase,” “Staywell” and “Harmony.” While we hold federal trademark registrations for the “WellCare” trademark, we have not taken enforcement action to prevent infringement of our federal trademark and have not secured registrations of all of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

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

We have debt obligations that could restrict our operations.

We have outstanding indebtedness at December 31, 2006, including approximately $155.6 million in borrowings under our senior secured credit facilities, which expire in May 2009. We have available borrowing capacity under our senior secured revolving credit facility of approximately $125.0 million, which expires in May 2008. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

The documents governing our senior secured credit facilities contain various restrictions and covenants, including prescribed fixed charge coverage and leverage ratios and limitations on capital expenditures and acquisitions, that restrict our financial and operating flexibility, including our ability to make certain acquisitions and declare dividends without lender approval.

Our failure to comply with covenants in our debt instruments could result in our indebtedness being immediately due and payable and the loss of our assets.

Our credit facilities are secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more events of default, including cross-defaults among multiple portions of our indebtedness. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

We may not be able to retain our executive officers, and the loss of any one or more of these officers, including, in particular, our Chairman, President and Chief Executive Officer, and their managed care expertise would adversely affect our business.

Our operations are highly dependent on the efforts of our Chairman, President and Chief Executive Officer and our other senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships. Although some of our executives have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. While we believe that we could find replacements, the loss of the leadership, knowledge and experience of Mr. Farha and our other executive officers could adversely affect our business. Replacing one or more of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. We do not currently maintain key-man life insurance on any of our executive officers other than our Chairman, President and Chief Executive Officer, and such insurance may not be sufficient to cover the costs of recruiting and hiring a replacement Chief Executive Officer or the loss of his services. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could adversely affect our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. An increasing percentage of these providers do not have malpractice insurance. Due to increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase, particularly in Florida, our largest market. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization such as us should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability. In addition, managed care organizations may be sued directly for alleged negligence, such as in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Any legislature or judicial efforts in this area could increase our exposure to medical malpractice claims, which could harm our operating results and financial condition.

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

We operate our business principally through our health plan subsidiaries, which generally are subject to laws and regulations that limit either the amount of dividends and distributions that they can pay to us or the amount of fees that may be paid to affiliates of our health plan subsidiaries without prior approval of, or notification of, state regulators. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date of a non-extraordinary dividend. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay fees to the affiliates of our health plan subsidiaries, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facilities. None of our health plan subsidiaries paid any dividends during 2004, 2005 or 2006. However, the aggregate amounts our Florida health plan subsidiaries could have paid us at December 31, 2004, 2005 and 2006 without approval of the regulatory authorities were $7.2 million, $59.0 million and $37.2 million, respectively, assuming no dividends had been paid during the respective periods. No dividends were available to be paid from our New York and Connecticut health plan subsidiaries during those periods. Moreover, the recently adopted increase in reserve requirements in New York may further hinder the ability of our New York managed care plan to pay dividends.

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

As of December 31, 2006, we had outstanding options to purchase 2,906,360 shares of our common stock, of which 956,790 were exercisable, at a weighted-average exercise price of $30.64 per share. From time to time, we may issue additional options to associates, non-employee directors and consultants pursuant to our equity incentive plans.

The provisions in our charter documents and under Delaware law, could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

The provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. These provisions could also discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that stockholders may consider unfavorable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal administrative, sales and marketing facilities are located at our headquarters in Tampa, Florida. We currently occupy approximately 377,000 square feet of office space in the Tampa facility under a lease whose term is scheduled to expire in various phases from 2011 through 2016. We also lease office space for our health plans in Florida, New York, Illinois, Connecticut, Georgia, Ohio and Louisiana. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3. Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently believe that none of these actions, when finally concluded and determined, will, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

We believe that we have obtained adequate insurance or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “WCG.” The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2006
First Quarter ended March 31, 2006	$45.44	$37.27
Second Quarter ended June 30, 2006	$50.05	$39.41
Third Quarter ended September 30, 2006	$60.00	$49.06
Fourth Quarter ended December 31, 2006	$70.72	$56.00

2005
First Quarter ended March 31, 2005	$37.95	$27.80
Second Quarter ended June 30, 2005	$36.25	$28.31
Third Quarter ended September 30, 2005	$43.36	$35.53
Fourth Quarter ended December 31, 2005	$42.74	$30.23

The last reported sale price of our common stock on the New York Stock Exchange on February 14, 2007 was $78.03. As of February 14, 2007, we had approximately 45 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from July 1, 2004, the date shares of our common stock began trading on the New York Stock Exchange, to December 31, 2006 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and a Peer Group Index over the same period. The graph assumes an investment of $100 made in our common stock and each index on July 1, 2004. We did not pay any dividends during the period reflected in the graph. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

The Custom Composite Index consists of the following companies: Aetna Inc., Amerigroup Corporation, Centene Corporation, Coventry Health Care, Inc., HealthNet, Inc., Humana, Inc., Pacificare Health Systems, Inc. (ending during the fourth quarter of 2005), Sierra Health Services, Inc., United HealthGroup, Inc. and WellPoint, Inc. (formerly known as WellPoint Health Networks Inc.).

	7/1/04	12/31/04	12/31/05	12/31/06
WellCare Health Plans, Inc.	$100	$191	$240	$405
S&P 500 Index	$100	$108	$114	$132
Custom Composite Index	$100	$140	$201	$186

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the future.

Our ability to pay dividends is dependent on our receipt of cash dividends from our subsidiaries. Laws of the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate, limit the ability of our subsidiaries to pay dividends to us. In addition, the terms of our credit facility limit our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the specified information as of December 31, 2006 for all of our equity compensation plans which have been approved by our shareholders and all of our equity compensation plans which have not been approved by our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants andrights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,169,213	38.24	2,678,052
Equity compensation plans not approved by security holders(2)	737,147	8.28	__
Total	2,906,360	30.64	2,678,052

(1)
The WellCare Health Plans, Inc. 2004 Equity Incentive Plan (the “2004 Equity Plan”) was approved by our shareholders in June 2004 and the WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan (the “ESPP”) was approved by our shareholders in June 2005. As of December 31, 2006, there were 2,297,438 shares reserved for future issuance under the 2004 Equity Plan and 380,614 shares reserved for future issuance under the ESPP. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan may be increased on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013, in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our board of directors. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,182,840 shares effective January 1, 2006. In addition to options, shares may be issued in restricted stock awards, performance awards and other stock-based awards under the 2004 Equity Plan.

(2)
Equity compensation plans not approved by our shareholders include the WellCare Holdings, LLC 2002 Employee Option Plan (the “2002 Plan”) and an aggregate of seven stock option agreements (the “Non-Plan Grants”) entered into with individuals prior to our initial public offering. The 2002 Plan was adopted by our board of directors in September 2002 and is administered by our compensation committee. Under the 2002 Plan, certain employees were granted non-qualified stock options to purchase shares of our common stock at an exercise price per share equal to the fair market value of our stock on the date of grant as determined by our board. Generally, option awards granted under the 2002 Plan vest as to 25% of the shares subject to the award on the first anniversary of the date of grant, and as to 2.083% upon the end of each full calendar month thereafter, and expire on the tenth anniversary of the date of grant. Subject to certain exemptions and conditions, if a grantee ceases to be an employee of ours for any reason other than death, all of the grantee’s options that were exercisable on the date of termination of employment will remain exercisable for 60 days after the date of such termination. In the case of death, all of the grantee’s options that were exercisable on the date of death will remain exercisable for a period of 180 days from such date. Unvested options will terminate upon a change in control. Options issued under the 2002 Plan may not be sold, pledged, assigned, transferred or otherwise disposed of other than pursuant to applicable laws of descent and distribution or for estate planning purposes if approved by the board. The board generally has the power and authority to amend or terminate the 2002 Plan at any time without approval from our stockholders; however, no amendment may, in any material respect, adversely impair the rights of any grantee without the grantee’s written consent. No option awards have been granted under the 2002 Plan since June 2004 and no options remain available for future issuance under this plan. The terms of the Non-Plan Grants are materially similar to the terms of options granted under the 2002 Plan. Six of the Non-Plan Grants, exercisable for an aggregate of 23,780 shares of common stock, were issued to individuals other than our directors or executive officers. The weighted-average exercise price of those six outstanding option grants is $4.72 per share. The vesting schedule of those six Non-Plan Grants is as follows: (a) three options, exercisable for an aggregate of 18,494 shares, vested as to 25% after one year, and as to 2.083% upon the end of each full calendar month thereafter, (b) one option, exercisable for an aggregate of 4,066 shares, vested in full on the grant date, and (c) two options, exercisable for an aggregate of 1,220 shares, vest as to 4.167% upon the end of each full calendar month following the grant date. In November 2004, our board of directors determined to fully accelerate the vesting of four out of the five option grants listed in both subsections (a) and (c) above. The remaining Non-Plan Grant was issued to one of our directors, Christian Michalik. On December 31, 2003, Mr. Michalik was granted options to purchase 40,657 shares at a per share exercise price of $6.47. These options expire on December 31, 2013, vested as to 25% of the shares subject thereto on June 30, 2004, and vest as to 2.083% upon the end of each full calendar month thereafter.

Initial Public Offering

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of December 31, 2006, we have used approximately $48.1 million of our offering proceeds in the original amount of $157.5 million. Of the proceeds used, $24.0 million was used to pay-off the related party note described below in “Seller Note,” and the remaining $24.1 million was used to fund other expansion opportunities, including the required statutory capital for our new markets.

Item 6. Selected Financial Data

The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. WellCare, as it existed prior to the July 31, 2002 acquisition of the WellCare group of companies, is referred to as “Predecessor.” WellCare, as it existed on and after July 31, 2002, is referred to as “Successor.” The data for the years ended December 31, 2004, 2005, and 2006, and as of December 31, 2005 and 2006 is derived from consolidated financial statements included elsewhere in this filing. The data for the five-month period ended December 31, 2002, seven-month period ended July 31, 2002 and the year ended December 31, 2003, and as of December 31, 2002, 2003 and 2004 is derived from audited financial statements not included in this filing.

	Predecessor	Successor
	Seven-Month Period Ended July 31, 2002	Five-Month Period Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
	(in thousands, except per unit/share data)
Consolidated and Combined Statements of Income:
Revenues:
Premium:
Medicaid	$329,164	$267,911	$740,078	$1,055,000	$1,357,995	$1,927,616
Medicare	170,073	120,814	288,330	334,760	504,502	1,785,429
Other(1)	17,976	9,928	14,444	1,136	—	—
Total premium	517,213	398,653	1,042,852	1,390,896	1,862,497	3,713,045
Investment and other income	2,819	3,152	3,130	4,307	17,042	49,881
Total revenues	520,032	401,805	1,045,982	1,395,203	1,879,539	3,762,926
Expenses:
Medical benefits:
Medicaid	274,672	222,007	609,233	851,153	1,099,901	1,556,466
Medicare	145,768	107,384	238,933	275,348	412,208	1,455,697
Other(1)	14,484	12,372	12,887	(941)	—	—
Total medical benefits	434,924	341,763	861,053	1,125,560	1,512,109	3,012,163
Selling, general and administrative	54,492	45,384	126,106	171,257	259,491	492,808
Depreciation and amortization	1,239	3,734	8,159	7,715	9,204	17,170
Interest	1,446	1,462	10,172	10,165	13,562	14,087
Total expenses	492,101	392,343	1,005,490	1,314,697	1,794,366	3,536,228
Income before income taxes	27,931	9,462	40,492	80,506	85,173	226,698
Income tax expense(2)	—	4,805	16,955	31,256	33,245	87,511
Net income	$27,931	$4,657	$23,537	$49,250	$51,928	$139,187
Net income per share:
Net income per share - basic				$1.70	$1.38	$3.54
Net income per share - diluted				$1.56	$1.32	$3.43
Net income attributable per common unit:
Net income attributable per unit - basic		$0.09	$0.66
Net income attributable per unit - diluted		$0.08	$0.60
Pro forma net income per common share:(3)
Basic			$0.82
Diluted			$0.73
Pro forma common shares outstanding:(3)
Basic			21,466,300
Diluted			23,937,664

	As of December 31,
	2002	2003	2004	2005	2006
Operating Statistics:
Medical benefits ratio - consolidated(4)	84.8%	82.6%	80.9%	81.2%	81.1%
Medical benefits ratio - Medicaid(4)	83.2%	82.3%	80.7%	81.0%	80.7%
Medical benefits ratio - Medicare(4)	87.0%	82.9%	82.3%	81.7%	81.5%
Medical benefit ratio - other(4)	96.2%	89.2%	(82.8%)	—	—
Selling, general and administrative expense ratio(5)	10.8%	12.1%	12.3%	13.8%	13.1%
Members - consolidated	470,000	555,000	747,000	855,000	2,258,000
Members - Medicaid	420,000	512,000	701,000	786,000	1,245,000
Members - Medicare	42,000	42,000	46,000	69,000	1,013,000
Members - commercial	8,000	1,000	—	—	—

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$146,784	$237,321	$397,627	$421,766	$964,542
Total assets	409,504	497,107	799,036	887,489	1,663,965
Long-term debt (including current maturities)	156,295	135,755	184,200	182,600	155,621
Total liabilities	334,587	397,530	490,405	517,365	1,100,910
Total stockholders’/members’ equity(6)	74,917	99,577	308,631	370,124	563,055

(1)	Other premium revenue and other medical benefits relates to our commercial business, which was no longer operated beginning May 2004.

(2)
Income tax expense was not recorded by the Predecessor because its tax structure included entities that had elected subchapter S status under the Internal Revenue Code, the income of which was taxed at the stockholder level, as well as entities that were subject to tax, but did not generate tax liabilities or benefits due to operating losses. Pro forma tax expense for the seven months ended July 31, 2002 at an estimated tax rate of 42% (our effective tax rate as the Successor in 2003) is $11,731.

(3)
Pro forma net income per share is computed using the pro forma weighted average number of common shares outstanding, which gives effect to the automatic conversion of all outstanding common units of WellCare Holdings, LLC into shares of common stock of WellCare Health Plans, Inc. upon the closing of our initial public offering. For a discussion of the difference between pro forma net income per common share and net income attributable per common unit, see Note 13 to the consolidated financial statements of WellCare Health Plans, Inc.

(4)	Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.

(5)
Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total revenue and excludes depreciation and amortization expense for purposes of determining the ratio.

(6)	Total stockholders’/members’ equity reflects limited liability company membership interests during 2002 and 2003 and reflects stockholders’ equity for Successor as of December 31, 2004, 2005 and 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” beginning on Page 33 and our combined and consolidated financial statements and related notes appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this report.

Overview

We provide managed care services exclusively to government-sponsored healthcare programs, focusing on Medicare and Medicaid. We offer a variety of Medicare and Medicaid plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, as of December 31, 2006 serving over 2,258,000 members nationwide.

Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded by both the state and federal governments. Our Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, and recipients of the Temporary Assistance to Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, State Children’s Health Insurance (“S-CHIP”) programs, and the Family Health Plus (“FHP”) programs. The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals. Families who exceed the income thresholds for Medicaid may be able to qualify for the state S-CHIP and FHP programs.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by the federal Centers for Medicare & Medicaid Services (“CMS”). Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service which individuals enroll into directly through CMS. MCC plans are plans that are administered through a health maintenance organization (“HMO”) and generally require members to seek health care services from a network of health care providers. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program.

We believe that our experience in managing healthcare for this broad range of beneficiaries better positions us to capitalize on growth opportunities across all of these programs. In addition, unlike many other managed care organizations that attempt to serve the general population through commercial health plans, we focus exclusively on serving individuals in government programs. We believe that this focus allows us to better serve our members and providers and to more efficiently manage our operations. We have centralized core functions, such as claims processing and medical management, combined with localized marketing and strong provider relationships. We believe that this approach will allow us to continue effectively growing our business, both through organic growth and through acquisitions.

Through our licensed subsidiaries, as of December 31, 2006, we operated our Medicaid plans in Florida, New York, Connecticut, Illinois, Indiana, Missouri, Georgia and Ohio and our MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. We also operate stand-alone Medicare PDP plans in all 50 states and the District of Columbia. On January 1, 2007, we ceased offering Medicaid plans in Indiana, but began offering PFFS plans to Medicare beneficiaries in 793 counties in 39 states and Washington, D.C.

The following tables summarize our membership by segment and line of business as of December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
Medicaid
TANF	1,069,000	621,000
S-CHIP	95,000	82,000
SSI	51,000	58,000
FHP	30,000	25,000
	1,245,000	786,000

Medicare
MA	90,000	69,000
PDP	923,000	-
	1,013,000	69,000

Total	2,258,000	855,000

On August 4, 2006, we were notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that we were not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. Our contract with the state expired on December 31, 2006. As a result, the associated Indiana market intangible assets were deemed to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,500 that were purchased in 2004 was accelerated. Expense of $2,500 is included in depreciation and amortization expense in the 2006 annual statement of income. Our Indiana membership and revenue represent 3.1% and 3.5% of total membership and annual revenue as of December 31, 2006, respectively. Management does not believe that the loss of this contract will have a material impact on our future operations.

We enter into contracts with government agencies that administer health benefits programs. These contracts generally are subject to renewal every one to three years. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program. The amount of premiums we receive for each member is fixed, although it varies according to demographics, including the government program, and the member’s geographic location, age and gender, and the premiums are subject to periodic adjustments.

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive. Our arrangements with providers fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the healthcare provided. Generally, capitation payments represent 20% or less of our total medical benefits expense. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Medicaid

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

S-CHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children in low income families not otherwise covered by Medicaid or other insurance programs. It must be reauthorized by Congress this year. S-CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits. States have the option of administering S-CHIP through their Medicaid programs.

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

Under the MA program, managed care plans can contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member based on the geographic area in which the member resides. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments was phased in over time, and first became fully implemented in 2007. Individuals who elect to participate in the MA program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the original Medicare fee-for-service program, but, in the case of MCC plans, are generally required to use services provided by the MA plan’s network providers, and may be required to pay a premium to the federal Medicare program unless the MA plan chooses to pay the premium as part of its benefit package.

As part of the Medicare reform legislation known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, beginning in January 2006, Medicare recipients were provided the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. The Medicare Part D benefit is available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. MCC plans are required to offer a plan that includes Part D drug benefits, called a MA-PD plan, in every region in which they operate.

The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as original Medicare fee-for-service enrollees. MCC plans are required to offer a Part D drug benefit, whereas PFFS plans have the option of providing a Part D benefit, but are not required to do so. Most of our PFFS products offer a Part D benefit. MCC plans and PFFS plans that include a Part D drug benefit are also known as MA-PD plans. Original Medicare fee-for-service beneficiaries and PFFS enrollees are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans, such as ours.

We have experienced and continue to expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings. Our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, our net income margins to be lower in the first half of the year and to increase in the second half of the year.

We purchased a one-year, nonrenewable, aggregate reinsurance policy for calendar year 2006 to mitigate the risks associated with our new PDP product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program. The terms of this aggregate reinsurance policy resulted in higher recoveries in periods of higher medical benefits ratios and lower or no recoveries in periods of lower medical benefits ratios. The recoveries and net reinsurance impact under this aggregate reinsurance policy were cumulative over the one-year term of the policy. The medical benefits ratio of our PDP business in fiscal year 2006 resulted in a net reinsurance expense of $4.0 million which unfavorably impacted the year-to-date gross profit on our Medicare segment. The results of our PDP business in the fourth quarter of 2006 were favorably impacted by increased membership coupled with favorable medical utilization and cost trends, resulting in lower medical benefits ratios. As a result, the gross profit on our Medicare segment in the fourth quarter was favorably impacted by a refund of premium of $1.9 million based on our favorable experience for the three-month period ended December 31, 2006. Our 2006 net income was reduced by $2.4 million of net reinsurance expense. In light of the 2007 PDP bid results and our 2006 experience with the PDP product, we have not purchased a similar reinsurance arrangement in 2007.

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

Revenue recognition. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our Medicare Advantage and PDP contracts with CMS generally have terms of one year. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. This allowance has not been significant to premium revenue. The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. However, our CMS payment is subject to (i) risk corridor adjustments and (ii) subsidies in order for us and CMS to share the risk associated with financing the ultimate costs of the Part D benefit. The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying Consolidated Balance Sheets, any amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments that we receive are based upon eligibility lists produced by the government. From time to time, states require us to reimburse them for premiums that we received from the states based on an eligibility list that a state later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly, if appropriate. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or specific health issues of the member. For example, CMS has implemented a risk adjustment model which apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.

The CMS risk adjustment model pays more for Medicare members with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect, capture and submit the necessary diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS.

CMS transitioned to the risk adjustment model while the old demographic model was being phased out. The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status. The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule. 2007 is the first year in which risk adjusted payment for health plans is fully phased in. The PDP payment methodology is based 100% on the risk adjustment model which began in 2006. As a result of this process and the phasing in of the risk adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various healthcare providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services. By the terms of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2006, 2005 and 2004 were 12.3%, 12.8% and 13.8%, respectively, of total medical benefits expense.

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

Medical benefits payable represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for incurred, but not yet reported claims.

The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2006 and 2005:

	December 31, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)
Claims adjudicated, but not yet paid	$43,066	9.2%	$12,428	5.1%
IBNR	422,515	90.8%	228,947	94.9%
Total Medical benefits payable	$465,581		$241,375

We have used the same methodology for estimating our medical benefits expense and medical benefits payable since our acquisition of the WellCare group of companies in 2002. Our policy is to record management’s best estimate of medical benefits payable. Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. The process for preparing the estimate utilizes standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in older months, actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

Many aspects of the managed care business are not predictable with consistency. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated, as opposed to a fee-for-service, basis. These considerations are aggregated in the trend in medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

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

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
	(in thousands)
Balances as of beginning of period	$148,297	$190,595	241,375
Opening medical benefits payable related to Harmony Acquisition	18,160	—	—
Medical benefits incurred related to:
Current period	1,151,948	1,538,495	3,059,300
Prior periods	(26,388)	(26,386)	(47,137)
Total	1,125,560	1,512,109	3,012,163
Medical benefits paid related to:
Current period	(985,844)	(1,331,914)	(2,610,713)
Prior periods	(115,578)	(129,415)	(177,244)
Total	(1,101,422)	(1,461,329)	(2,787,957)
Balances as of end of period	$190,595	$241,375	$465,581

Medical benefits payable recorded at December 31, 2005 developed favorably by approximately $47.1 million. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. We initially assumed a medical benefits expense trend increase of 7.0% and an increase of 8.0% for the Medicaid and Medicare segments, respectively, at December 31, 2005 due to data available at the time of the estimate utilized in developing assumptions that suggested less favorable product benefit design and increased member utilization. Based upon payments made subsequent to December 31, 2005, for dates of service prior to December 31, 2005, the realized trends were an increase of 4.5% for the Medicaid segment and an increase of 4.6% for the Medicare segment.

Medical benefits payable recorded at December 31, 2004 developed favorably by approximately $26.4 million. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. We initially assumed a medical benefits expense trend increase of 6.4% and a decrease of 5.7% for the Medicaid and Medicare segments, respectively, at December 31, 2004 due to data available at the time of the estimate utilized in developing assumptions that suggested less favorable product benefit design and increased member utilization. Based upon payments made subsequent to December 31, 2004, for dates of service prior to December 31, 2004, the realized trends were an increase of 0.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

We believe that the amount of medical benefits payable as of December 31, 2006 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. During the past five years, we have experienced favorable deviations from our estimated amounts in a range of 1.2% to 3.1% of total medical expenses, which would increase current year net income by approximately $36.1 million to $93.4 million if historical deviations remain consistent. However, if we were to experience unfavorable trends within the same range, current year net income would decrease by approximately $36.1 million to $93.4.

Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademark, noncompete agreements, state contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

We evaluate whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. We must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. In August 2006, we were notified by the Indiana OMPP that our Medicaid contract would not be renewed in 2007. As a result, we performed a review of our intangible assets associated with the Indiana market and deemed them to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2.5 million that were purchased in 2004 was accelerated. Expense of $2.5 million is included in depreciation and amortization expense in our 2006 statement of income.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the third quarter for our annual impairment test, which generally coincides with the finalization of state and federal rate and benefit negotiations and our initial budgeting process. During the third quarter ended September 30, 2006, we assessed the earnings forecast for our two reporting units and concluded that the fair value of the individual reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets of each reporting unit. As of December 31, 2006, we believe that there is no impairment to the value of goodwill or intangible assets.

The purchase of our Florida subsidiaries was partially financed through a contingent note payable to the former shareholders of those subsidiaries. The principal amount of this note, which was paid in full on September 15, 2006, was subject to adjustment for various contingencies. Adjustments to the note resulted in an increase in the purchase price and the amount of goodwill acquired of $41.6 million.

In June 2004, we acquired Harmony Health Systems, Inc., a provider of Medicaid managed care plans in Illinois and Indiana. The purchase price for the acquisition was approximately $50.3 million in cash, after deducting (i) pre-closing cash distributions made by Harmony to its equityholders and (ii) certain transaction expenses incurred by Harmony or its shareholders. In June 2005, we made a subsequent payment of $4.9 million as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003. The payment was recorded as an addition to goodwill. Goodwill and other intangibles associated with the Harmony acquisition were $44.9 million.

We have acquired 100% of the stock of three life and health insurance companies during 2006 through which we operate our PFFS business. The purchase price allocated to intangible assets consisted of state insurance licenses in the amount of $4.3 million.

Results of Operations

The following table sets forth the consolidated statements of income data, expressed as a percentage of revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Revenues
	Consolidated Year Ended December 31, 2004	Consolidated Year Ended December 31, 2005	Consolidated Year Ended December 31, 2006
Statement of Operations Data:
Revenues
Premium	99.7%	99.1%	98.7%
Investment and other income	0.3%	0.9%	1.3%
Total revenues	100.0%	100.0%	100.0%
Expenses:
Medical benefits	80.7%	80.5%	80.0%
Selling, general and administrative	12.3%	13.8%	13.1%
Depreciation and amortization	0.6%	0.5%	0.5%
Interest	0.7%	0.7%	0.4%
Total expenses	94.3%	95.5%	94.0%
Income before income taxes	5.7%	4.5%	6.0%
Income tax expense	2.2%	1.8%	2.3%
Net income	3.5%	2.7%	3.7%

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

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Premium revenue. For the year ended December 31, 2006, premium revenue increased $1,850.5 million, or 99.4%, to $3,713.0 million from $1,862.5 million for the same period last year due to the addition of members, the mix of these members between our product lines and the demographic mix of our membership. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments. The Medicaid segment increase is primarily due to the Georgia launch and the Medicare segment increase is principally the new PDP product offering. Total membership grew by 1,403,000 members, or 164.1%, from 855,000 at December 31, 2005 to 2,258,000 at December 31, 2006.

Medicaid. Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. For the year ended December 31, 2006, Medicaid segment premium revenue increased $569.6 million, or 41.9%, to $1,927.6 million from $1,358.0 million for the same period last year. The increase in Medicaid segment revenue is due to growth in membership, principally in Georgia, coupled with increases in premium rates in certain markets. Aggregate membership in the Medicaid segment grew by 459,000 members, or 58.4%, from 786,000 members at December 31, 2005 to 1,245,000 at December 31, 2006 principally due to the addition of the Georgia market, off-set by small decreases in other markets.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2006	2005
Revenues	$1,927.6	$1,358.0
% of Total Premium Revenues	51.9%	72.9%

Membership	1,245,000	786,000
% of Total Membership	55.1%	91.9%

Medicare. For the year ended December 31, 2006, Medicare segment premium revenue increased $1,280.9 million, or 253.9%, to $1,785.4 million from $504.5 million for the same period last year. Growth in premium revenue within the Medicare segment was primarily the result of PDP membership growth of 923,000 members and premium increases associated with the demographic mix of our Medicare coordinated care plan membership. Membership within the Medicare segment grew by 944,000 members, or 1,368.1%, from 69,000 members at December 31, 2005 to 1,013,000 members at December 31, 2006, principally due to the new PDP product.
	Medicare Revenues and Membership
	For the Year Ended December 31,
	2006	2005
Revenues	$1,785.4	$504.5
% of Total Premium Revenues	48.1%	27.1%

Membership	1,013,000	69,000
% of Total Membership	44.9%	8.1%

Investment and other income. For the year ended December 31, 2006, investment and other income increased $32.9 million, or 193.5%, to $49.9 million from $17.0 million for the same period last year. The increase was due to increased cash and investment positions held throughout 2006 primarily from the new PDP and Georgia businesses, as well as the higher interest rate environment. The higher average cash and investment balances accounted for approximately $14.4 million of the increase and the higher interest rate environment contributed approximately $18.5 million to the increase.

Medical benefits expense. For the year ended December 31, 2006, medical benefits expense increased $1,500.1 million, or 99.2%, to $3,012.2 million from $1,512.1 million for the same period last year. The increase in medical benefits expense was due to the addition of members primarily from our Georgia and PDP launch, the mix of these members between our product lines and the demographic mix of our membership. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue was 81.1% for the year ended December 31, 2006 compared to 81.2% for the same period last year.

Medicaid. For the year ended December 31, 2006, Medicaid medical benefits expense increased $456.6 million, or 41.5%, to $1,556.5 million from $1,099.9 million for the same period last year. The membership increase, principally in our Georgia market, accounted for $339.8 million of the increase. Increased healthcare costs and the demographic change in membership accounted for $116.8 million of the increase. For the year ended December 31, 2006, the Medicaid medical benefits ratio was 80.7% compared to 81.0% for the same period last year. This decline resulted from premium rate increases, changes in the healthcare utilization pattern of our members and the demographic mix of our members in our 2005 existing markets, partially off-set by the higher medical costs associated with our Georgia launch.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
Medical Benefits	$1,556.5	$1,099.9
MBR	80.7%	81.0%

Medicare. For the year ended December 31, 2006, Medicare medical benefits expense increased $1,043.5 million, or 253.2%, to $1,455.7 million from $412.2 million for the same period last year. The increase was primarily due to the growth in membership, principally in PDP, which accounted for $959.6 million of the increase. Increased healthcare costs and the demographic change in membership accounted for $83.9 million of the increase. For the year ended December 31, 2006, the Medicare medical benefits ratio was 81.5% compared to 81.7% for the same period last year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
Medical Benefits	$1,455.7	$412.2
MBR	81.5%	81.7%

Selling, general and administrative expense. For the year ended December 31, 2006, selling, general and administrative expense increased $233.3 million, or 89.9%, to $492.8 million from $259.5 million for the same period last year. Our selling, general and administrative expense to revenue ratio was 13.1% and 13.8% for the years ended December 31, 2006 and 2005, respectively. The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2006	2005
SG&A	$492.8	$259.5
SG&A expense to total revenue ratio	13.1%	13.8%

Interest expense. Interest expense was $14.1 million and $13.6 million for the years ended December 31, 2006 and 2005, respectively. The increase relates to the rising interest rate environment, off-set by the reduced amount of debt outstanding due to the settlement of the related party note.

Income tax expense. Income tax expense for the year ended December 31, 2006 was $87.5 million with an effective tax rate of 38.6% as compared to $33.2 million with an effective tax rate of 39.0% for the same period last year.

	Income Tax Expense
	For the Year Ended December 31,
	2006	2005
Income tax expense	$87.5	$33.2
Effective tax rate	38.6%	39.0%

Net income. For the year ended December 31, 2006, net income was $139.2 million compared to $51.9 million for the same period last year, representing an increase of 168.2%. The increase is due to increased revenues generated by our membership growth while maintaining a relatively consistent medical benefits ratio.

	Net Income
	For the Year Ended December 31,
	2006	2005
Net income	$139.2	$51.9
Net income per diluted share	$3.43	$1.32

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Premium revenue. For the year ended December 31, 2005, premium revenue increased $471.6 million, or 34%, to $1,862.5 million from $1,390.9 million for the period ended December 31, 2004 due to the addition of members, the mix of these members between our product lines and the demographic mix of our membership. Additionally, premium rate increases on our products and the inclusion of Harmony for the entire year ended December 31, 2005, compared to seven months for the year ended December 31, 2004, contributed to the increase in premium revenues. Total membership grew by 108,000 members, or 14%, from 747,000 at December 31, 2004 to 855,000 at December 31, 2005.

Medicaid. Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. For the year ended December 31, 2005, Medicaid segment premium revenue increased $303.0 million, or 29%, to $1,358.0 million from $1,055.0 million for the period ended December 31, 2004. The increase was primarily due to growth in Medicaid membership, the inclusion of Harmony revenue for the entire year and increases in premium rates. Aggregate membership in the Medicaid segment grew by 85,000 members, or 12%, from 701,000 members at December 31, 2004 to 786,000 at December 31, 2005.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2005	2004
Revenues	$1,358.0	$1,055.0
% of Total Premium Revenues	72.9%	75.9%

Membership	786,000	701,000
% of Total Membership	91.9%	93.8%

Medicare. For the year ended December 31, 2005, Medicare segment premium revenue increased $169.7 million, or 51%, to $504.5 million from $334.8 million for the period ended December 31, 2004. Growth in premium revenue within the Medicare segment was primarily the result of membership increases. Membership within the Medicare segment grew by 23,000 members, or 50%, from 46,000 members at December 31, 2004 to 69,000 members at December 31, 2005.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2005	2004
Revenues	$504.5	$334.8
% of Total Premium Revenues	27.1%	24.1%

Membership	69,000	46,000
% of Total Membership	8.1%	6.2%

Investment and other income. For the year ended December 31, 2005, investment and other income increased $12.7 million, or 295%, to $17.0 million from $4.3 million for the period ended December 31, 2004. The increase was due primarily to the investment of proceeds from our public offerings, additional cash generated by operations and a higher interest rate environment.

Medical benefits expense. For the year ended December 31, 2005, medical benefits expense increased $386.5 million, or 34%, to $1,512.1 million from $1,125.6 million for the period ended December 31, 2004. The increase in medical benefits expense was due to the addition of members, the mix of these members between our product lines and the demographic mix of our membership. The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue was 81.2% for the year ended December 31, 2005 compared to 80.9% for the period ended December 31, 2004.

Medicaid. For the year ended December 31, 2005, Medicaid medical benefits expense increased $248.8 million, or 29%, to $1,100.0 million from $851.2 million for the period ended December 31, 2004. The membership increase accounted for $183.0 million of the increase. Increases in healthcare costs, the inclusion of Harmony for the entire year ended December 31, 2005 and demographic changes in membership accounted for the remaining $65.8 million of the increase. For the year ended December 31, 2005, the Medicaid medical benefits ratio was 81.0% compared to 80.7% for the period ended December 31, 2004.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2005	2004
Medical Benefits	$1,100.0	$851.2
MBR	81.0%	80.7%

Medicare. For the year ended December 31, 2005, Medicare medical benefits expense increased $136.9 million, or 50%, to $412.2 million from $275.3 million for the period ended December 31, 2004. The increase was primarily due to the growth in membership, which accounted for $115.2 million of the increase. Increased healthcare costs and the demographic change in membership accounted for $21.7 million of the increase. For the year ended December 31, 2005, the Medicare medical benefits ratio was 81.7% compared to 82.3% for the period ended December 31, 2004.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2005	2004
Medical Benefits	$412.2	$275.3
MBR	81.7%	82.3%

Selling, general and administrative expense. For the year ended December 31, 2005, selling, general and administrative expense increased $88.2 million, or 51%, to $259.5 million from $171.3 million for the period ended December 31, 2004. Our selling, general and administrative expense to revenue ratio was 13.8% and 12.3% for the years ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth. Additionally, SG&A expense for the year ended December 31, 2005 increased due to costs incurred relating to our Georgia expansion and PDP implementation costs of approximately $0.38 per pro forma fully diluted share.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2005	2004
SG&A	$259.5	$171.3
SG&A expense to total revenue ratio	13.8%	12.3%

Interest expense. Interest expense was $13.6 million and $10.2 million for the years ended December 31, 2005 and 2004. The increase primarily relates to the additional amount of debt outstanding for the full year of 2005 and the rising interest rate environment.

Income tax expense. Income tax expense for the year ended December 31, 2005 was $33.2 million with an effective tax rate of 39.0% as compared to $31.3 million with an effective tax rate of 38.8% for the period ended December 31, 2004.

	Income Tax Expense
	For the Year Ended December 31,
	2005	2004
Income tax expense
Income tax expense	$33.2	$31.3
Effective tax rate	39.0%	38.8%

Net income. For the year ended December 31, 2005, net income was $51.9 million compared to $49.3 million for the period ended December 31, 2004, representing an increase of 5%. The increase is due to increased revenues generated by our membership growth while maintaining a consistent medical benefits ratio.

	Net Income
	For the Year Ended December 31,
	2005	2004
Net income	$51.9	$49.3
Net income per diluted share	$1.32	$1.56

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short-term, long-term and regulatory requirements. We monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities. As of December 31, 2006 and 2005, cash and cash equivalents were $964.5 million and $421.8 million, respectively. We also had short-term investments with maturities of three to 12 months of $30.9 million and $84.0 million as of December 31, 2006 and 2005, respectively.

Our regulated subsidiaries are financed principally through internally generated funds. We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds. As of December 31, 2006 and 2005, a significant portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 133 days and 35 days, respectively. The average portfolio yield for the years ended December 31, 2006 and 2005 was approximately 4.2% and 2.6%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. As of December 31, 2006, free cash in our non-regulated businesses was $109.4 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and municipal bonds ratings.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of December 31, 2006, we had not utilized our revolving credit facility. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and other infrastructure investments for the next 12 months.

Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see our Risk Factors beginning on Page 17.

Regulatory Capital and Restrictions on Dividends and Management Fees. We conduct our operations primarily through our HMO, insurance and other regulated subsidiaries. These subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state. These regulations may restrict the amount, payment, and timing of the distribution of dividends that may be paid to our parent company from our HMO, insurance and other regulated subsidiaries. The regulators can also limit the ability of our companies to make inter-company transfers, such as the payment of management fees. The regulators can, in their sole discretion, require individual subsidiaries to maintain statutory capital levels higher than state mandated minimums.

The National Association of Insurance Commissioners has adopted rules which, to the extent they are implemented by the states in which we operate, set minimum capitalization requirements for our HMOs, insurance and other regulated entities. The requirements take the form of risk-based capital rules. Florida and New York have not yet adopted the risk-based capital standard as a net worth requirement. Our operations in Illinois, Georgia, Connecticut, Louisiana, Missouri, Ohio, and our PFFS operations are subject to the National Association of Insurance Commissioners’ guidance. Our subsidiaries are required to maintain minimum capital amounts as prescribed by the various states in which we operate. Our restricted assets consist of cash and cash equivalents that are deposited or pledged to state agencies in accordance with state rules and regulations. As of December 31, 2006 and 2005, all of our restricted assets consisted of cash and cash equivalents. As of December 31, 2006 and 2005, we believe all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we expect that we will continue to be in compliance with these requirements at least through 2007. For example, New York enacted regulations in 2005 that increase reserve requirements by 150% over an eight-year period, which will over time, materially increase the capital requirements of our New York managed care plan.

Overview of Cash Flow Activities

For the years ended December 31, 2006, 2005 and 2004 our cash flows from operations are summarized as follows:

	2006	2005	2004
Net cash provided by operations	512,654	$81,447	$48,762
Net cash used in investing activities	(91,852)	(59,330)	(96,466)
Net cash provided by financing activities	121,974	2,022	208,010

Net cash provided by operations. The net cash inflow from operations for the years 2006, 2005 and 2004 was primarily due to increased revenues from increased membership, improved profitability and changes in the receivables and liabilities due to timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash has historically increased during periods of enrollment growth.

Net cash used in investing activities. In 2006, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $32.3 million in various short term investment instruments. An additional $35.5 million was invested in capitalized assets, which included expansion costs related to our Tampa facility and investments needed for our new product offerings. Additionally, $16.1 million was invested in restricted investment accounts to satisfy the requirements of various state statutes.

During 2005, investing activities consisted primarily of investment of excess cash generated by operations totaling approximately $18.6 million in various short term investment instruments. An additional $28.9 million was invested in capitalized assets, which included expansion costs related to our Tampa facility and investments in technology needed in anticipation of our entry into the Georgia market and PDP product offerings. Additionally, $5.8 million was invested in restricted investment accounts to satisfy the requirements of various state statutes, and $4.9 million was paid in final settlement of the Harmony acquisition.

In 2004, excess cash totaling $41.7 million was invested in various short term investment instruments. Our acquisition of Harmony in June 2004 required a net cash outlay of $36.5 million. To fulfill certain state requirements, $9.5 million was invested into restricted investment accounts. A total of $8.7 million was invested in property and equipment, principally at our corporate headquarters in Tampa.

Net cash provided by financing activities In 2006, financing activities consisted of proceeds from options exercised totaling $9.0 million, proceeds from our follow-on offering of $22.0 million, partially offset by payments on our credit agreement of $25.6 million.

Also included in financing activities are funds held for the benefit of others, which totaled approximately $113.6 million as of December 31, 2006. These funds are PDP member subsidies and represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

In 2005, financing activities consisted of proceeds from options exercised totaling $3.9 million, partially offset by payments on our credit agreement of $1.6 million.

In 2004, cash from financing activities was primarily related to our public offerings which generated net proceeds of $157.5 million. Additionally we obtained $159.2 million from the proceeds of a debt issuance. These proceeds were partially offset by payments made on previous debt facilities totaling approximately $108.8 million.

Debt and Credit Facilities.

Credit Agreement

We and some or our subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of approximately $155,600 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swing-line basis. The term loan and credit facilities are secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. We are a party to this agreement for the purpose of guaranteeing the indebtedness of our subsidiaries that are parties to the agreement. As of December 31, 2006, the revolving credit facility has not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens and to enter into business combination transactions. The Second Amendment to the Credit Agreement increased the amount of capital expenditures that we are permitted to incur on an annual basis. We believe that we are in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2006.

Seller Note

As part of the consideration for the acquisition of the WellCare group of companies, we issued a senior subordinated non-negotiable promissory note to related parties. The note payable to a related party was settled in full on September 15, 2006 in the amount of $24.0 million, resulting in a $1.0 million gain on the extinguishment of debt, which is included in other income, due to the settlement of indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002. Interest on the principal amount accrued during the year at a rate of 5.25%.

Working Capital

In 2006, based on our earnings results, membership growth, business diversification, balance sheet and capital position, Moody’s raised its investment outlook from stable to positive and Standard & Poor’s raised our credit rating from B+ to BB-. As of December 31, 2006, our credit ratings were as follows:

Agency	Outlook	Credit Rating
Moody’s	Positive	Ba3
Standard & Poor’s	Positive	BB-

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next several years from our existing cash balances, our cash flow from operations, public offerings or other possible future capital markets transactions. We have taken a number of steps to increase our internally generated cash flow, including reducing our health care expenses by, among other things, exiting from unprofitable markets and undertaking cost savings initiatives. From time to time, we may need to draw upon available funds under our revolving credit facility, which matures in May 2008, or issue additional debt or equity securities if our cash flow from operations is inadequate to support expansion activities. Based on the above, we believe that we will be able to adequately fund our current and long-term capital needs.

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

Off Balance Sheet Arrangements

At December 31, 2006, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations.

	Payments due to period
Contractual Obligations at December 31, 2006	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt(1) (2)	$168,255	$1,886	$166,369	$—	$—
Operating leases	73,094	11,906	24,603	20,278	16,307
Other liabilities	—	—	—	—	—
Purchase obligations	4,895	3,605	1,290	—	—
Total	$246,244	$17,397	$192,262	$20,278	$16,307

(1)	Long-term debt (including current maturities) at December 31, 2006 includes total short and long-term debt of $167,876 plus the unamortized portion of the discount on the term loan of $379.
(2)	Long-term debt (including current maturities) at December 31, 2006 includes interest at an assumed (current) rate of 7.875%.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of healthcare providers under contract with us who are not able to pay costs of medical services provided by other providers.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We are required to comply with SFAS No. 123(R) for the period ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. See Note 2 regarding the impact of these pronouncements on our financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We intend to adopt the new standard during the first quarter of 2007 as required. The effect of adoption of FIN 48 is not currently expected to be material.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of this bulletin did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments, and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We intend to adopt the new standard during the first quarter of 2008 as required. We are currently evaluating the impact of SFAS 157 and do not expect that the pronouncement will have a material impact on our consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As of December 31, 2006 and 2005, we had short-term investments of $126.4 million and $94.2 million, respectively, and investments classified as long-term of $53.4 million and $37.3 million, respectively, principally restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months. Long-term restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates as of December 31, 2006, the fair value of our fixed income investments would decrease by less than $1.0 million. Similarly, a 1% decrease in market interest rates at December 31, 2006 would result in an increase of the fair value of our investments by less than $1.3 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set out in the WellCare Health Plans, Inc. financial statements included in Part IV of this filing.

Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chairman, President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of December 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and subsidiaries
Tampa, Florida

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WellCare Health Plans, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule, as of and for the year ended December 31, 2006 of the Company and our report dated February 15, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 15, 2007

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except in respect of information regarding our executive officers which is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company,” the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements and Financial Statement Schedule

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedule is listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(3) Exhibits - See the Exhibit Index of this report which is incorporated herein by this reference.

(b) Exhibits

See the Exhibit Index of this report which is incorporated herein by reference.

(c) Financial Statements

We file as part of this report the financial schedule listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: February 15, 2007	By:	/s/ Todd S. Farha
Todd S. Farha
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Todd S. Farha	Chairman, President and Chief Executive Officer	February 15, 2007
Todd S. Farha	(Principal Executive Officer)

/s/ Paul L. Behrens	Chief Financial Officer (Principal Financial and	February 15, 2007
Paul L. Behrens	Accounting Officer)

/s/ Regina Herzlinger	Director	February 15, 2007
Regina Herzlinger

/s/ Kevin Hickey	Director	February 15, 2007
Kevin Hickey

/s/ Alif Hourani	Director	February 15, 2007
Alif Hourani

/s/ Ruben Jose King-Shaw, Jr.	Director	February 15, 2007
Ruben Jose King-Shaw, Jr.

/s/ Christian P. Michalik	Director	February 15, 2007
Christian P. Michalik

/s/ Neal Moszkowski	Director	February 15, 2007
Neal Moszkowski

/s/ Jane Swift	Director	February 15, 2007
Jane Swift

Index to Consolidated Financial Statements and Schedule

WellCare Health Plans, Inc.

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-25

Back to Index to Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
WellCare Health Plans, Inc. and subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' and members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 15, 2007

Back to Index to Consolidated Financial Statements and Schedule

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$964,542	$421,766
Investments	126,422	94,160
Premiums and other receivables, net	102,465	47,567
Other receivables from government partners, net	40,902	-
Prepaid expenses and other current assets	87,507	19,036
Income taxes receivable	-	11,575
Deferred income taxes	16,576	11,353
Total current assets	1,338,414	605,457
Property, equipment, and capitalized software, net	62,005	37,057
Goodwill	189,470	185,779
Other intangibles, net	18,855	21,668
Restricted investment assets	53,382	37,308
Other assets	1,839	220
Total Assets	$1,663,965	$887,489
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$465,581	$241,375
Unearned premiums	23,806	12,606
Accounts payable	8,015	4,867
Other accrued expenses	172,043	52,976
Other payables to government partners	104,076	-
Taxes payable	13,181	-
Deferred income taxes	1,735	1,260
Current notes payable to related party	-	25,000
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	113,652	-
Other current liabilities	418	358
Total current liabilities	904,107	340,042
Long-term debt	154,021	155,461
Deferred income taxes	34,666	16,577
Other liabilities	8,116	5,285
Total liabilities	1,100,910	517,365
Commitments and contingencies (see Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized,40,900,134 and 39,428,032 shares
issued and outstanding at December 31, 2006 and 2005, respectively)	409	394
Paid-in capital	294,443	240,337
Retained earnings	268,559	129,372
Accumulated other comprehensive (expense) income	(356)	21
Total stockholders' equity	563,055	370,124
Total Liabilities and Stockholders' Equity	$1,663,965	$887,489

See notes to consolidated financial statements.

Back to Index to Consolidated Financial Statements and Schedule

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues:
Premium	$3,713,045	$1,862,497	$1,390,896
Investment and other income	49,881	17,042	4,307
Total revenues	3,762,926	1,879,539	1,395,203
Expenses:
Medical benefits	3,012,163	1,512,109	1,125,560
Selling, general and administrative	492,808	259,491	171,257
Depreciation and amortization	17,170	9,204	7,715
Interest	14,087	13,562	10,165
Total expenses	3,536,228	1,794,366	1,314,697
Income before income taxes	226,698	85,173	80,506
Income tax expense	87,511	33,245	31,256
Net income	$139,187	$51,928	$49,250
Net income per share (see Note 3):
Net income per share — basic	$3.54	$1.38	$1.70
Net income per share — diluted	$3.43	$1.32	$1.56

See notes to consolidated financial statements.

Back to Index to Consolidated Financial Statements and Schedule

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share and unit data)

	Common Stock		Common Units Outstanding			Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’/ Members’
	Shares	Amount	Class A	Class B	Class C	Capital	Earnings	Income	Equity
Balance at December 31, 2003	—	$—	23,507,839	—	4,842,508	$71,382	$28,194	$1	$99,577
Issuance of common units			22,386	2,287,037		95			95
Forfeiture of common units					(35,000)				—
Issuance of common stock	8,833,333	89				157,079			157,168
Common stock issued for stock options	21,565					83			83
Conversion of common units to common stock	24,902,513	297	(23,530,225)	(2,287,037)	(4,807,508)				297
Conversion of Class A Common Yield to Common stock	4,833,244	—							—
Equity-based compensation expense						2,165			2,165
Comprehensive income:
Net income							49,250		49,250
Change in unrealized gain/loss on investments, net of deferred taxes of $1								(4)	(4)
Comprehensive income									49,246
Balance at December 31, 2004	38,590,655	$386	—	—	—	$230,804	$77,444	$(3)	$308,631

	Common Stock		Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2004	38,590,655	$386	$230,804	$77,444	$(3)	$308,631
Common stock issued for stock options	386,819	4	3,842			3,846
Purchase of treasury stock	(7,780)	(1)	(228)			(229)
Restricted stock grants (forfeitures), net	458,338	5	5,650			5,655
Other Equity-based compensation expense			269			269
Comprehensive income:
Net income				51,928		51,928
Change in unrealized gain/loss on investments, net of deferred taxes of $15					24	24
Comprehensive income						51,952
Balance at December 31, 2005	39,428,032	$394	$240,337	$129,372	$21	$370,124

	Common Stock		Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2005	39,428,032	$394	$240,337	$129,372	$21	$370,124
Common stock issued for stock options	554,192	6	8,994			9,000
Issuance of common stock	580,205	6	21,989			21,995
Purchase of treasury stock	(17,037)	(1)	(721)			(722)
Restricted stock grants (forfeitures), net	354,742	4	6,847			6,851
Other Equity-based compensation expense			13,348			13,348
Incremental tax benefit from option exercises			3,649			3,649
Comprehensive income:
Net income				139,187		139,187
Change in unrealized gain/loss on investments, net of deferred taxes of $165					(377)	(377)
Comprehensive income						138,810
Balance at December 31, 2006	40,900,134	$409	$294,443	$268,559	$(356)	$563,055

See notes to consolidated financial statements.

Back to Index to Consolidated Financial Statements and Schedule

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,	December 31,	December 31,
	2006	2005	2004

Cash from operating activities:
Net income	$139,187	$51,928	$49,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,170	9,204	7,715
Disposal of property and equipment	1,658	42	-
Gain on extinguishment of debt	(1,000)	-	(2,697)
Realized gain on investments	(377)	-	-
Equity-based compensation expense, net of tax benefit	23,848	5,959	2,044
Incremental tax benefit received for option exercises	(3,649)	-	-
Accreted interest	160	160	378
Deferred taxes, net	13,341	7,028	(2,221)
Provision for doubtful receivables	17,429	1,635	1,195
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(74,592)	2,885	(23,408)
Other receivables from government partners	(40,902)	-	-
Prepaid expenses and other current assets	(66,206)	(11,720)	(6,680)
Medical benefits payable	224,206	50,780	24,138
Unearned premiums	11,200	(50,843)	(12,901)
Accounts payable and other accrued expenses	121,077	22,425	2,456
Other payables to government partners	104,076	-	-
Taxes receivable, net	24,756	(9,960)	9,913
Other, net	1,272	1,924	(420)
Net cash provided by operations	512,654	81,447	48,762
Cash from investing activities:
Purchase of business, net of cash acquired	(7,976)	(5,931)	(36,542)
Proceeds from sale and maturities of investments	113,536	208,457	103,434
Purchases of investments	(145,798)	(227,078)	(145,174)
Purchases and dispositions of restricted investments, net	(16,074)	(5,835)	(9,505)
Additions to property, equipment, and capitalized software	(35,540)	(28,943)	(8,679)
Net cash used in investing activities	(91,852)	(59,330)	(96,466)
Cash from financing activities:
Contribution of capital	-	-	95
Proceeds from options exercised	9,000	3,850	82
Purchase of treasury stock	(722)	(228)	-
Incremental tax benefit from option exercises	3,649	-	-
Proceeds from debt issuance, net	-	-	159,200
Payments on debt	(25,600)	(1,600)	(108,833)
Proceeds from initial and secondary public offerings, net	21,995	-	157,466
Funds held for the benefit of members	113,652	-	-
Net cash provided by financing activities	121,974	2,022	208,010
Cash and cash equivalents:
Increase during year	542,776	24,139	160,306
Balance at beginning of year	421,766	397,627	237,321
Balance at end of year	$964,542	$421,766	$397,627
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$50,266	$33,150	$27,151
Cash paid for interest	$13,539	$12,983	$11,343

See notes to consolidated financial statements.

Back to Index to Consolidated Financial Statements and Schedule

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004
(In thousands, except member and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving over 2,258,000 members nationwide as of December 31, 2006. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs, and the Family Health Plus programs. Through its licensed subsidiaries, as of December 31, 2006 the Company operates its Medicaid health plans in Florida, New York, Connecticut, Illinois, Indiana, Missouri, Ohio and Georgia. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of December 31, 2006, the Company offered its MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia and its PDP plans in all 50 states and the District of Columbia. The Company began offering PFFS plans in January 2007 in 39 states and the District of Columbia.

Public Stock Offerings

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

Back to Index to Consolidated Financial Statements and Schedule

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

Premiums and Other Receivables, Net

Premiums and other receivables consist of premiums due from federal and state agencies, and amounts advanced to healthcare providers that are under contract with the Company to provide medical services to members. Such advances provided funding to these providers for medical benefits payable. The Company performs an analysis of collectibility on its outstanding advances and records a provision for these accounts which are judged to be at collection risk based upon a review of the financial condition and solvency of the provider. Management estimates, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. The Company's allowance for uncollectible premiums and other receivables was approximately $25,086 and $7,657 at December 31, 2006 and 2005, respectively.

Other Receivables from Government Partners, Net

Other receivables from government partners represent amounts due from government agencies, and other participating plans, acting under the CMS PDP program design to provide for certain catastrophic risk protection and subsidies to fund certain member benefits such as deductibles and co-payments. The Company estimates the amounts due from CMS for catastrophic risk protection each period based on the terms of the Company’s contract with CMS and such amounts are included in the Company’s results of operations as a reduction to medical benefits expense.

Property, Equipment and Capitalized Software, Net

Property, equipment and capitalized software is stated at cost, less accumulated depreciation. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for computer equipment and software and five years for furniture and other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. On an ongoing basis, the Company reviews events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable, or the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.

Back to Index to Consolidated Financial Statements and Schedule

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. The Company's goodwill and its intangible assets were obtained as a result of its purchase transactions and include provider networks, membership contracts, trademark, non-compete agreements, state contracts, licenses and permits. The Company's other intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

The Company reviews goodwill and other intangible assets for impairment at least annually or sooner if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. The Company's management has selected the third quarter for its annual impairment test, which generally coincides with the finalization of state and federal rate and benefit negotiations and its initial budgeting process. During the third quarter ended September 30, 2006, management concluded that the fair value of the reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets of each reporting unit. As of December 31, 2006, management believes that there are no indicators of impairment to the value of goodwill or other intangible assets.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. The Company contracts with various healthcare providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or capitated basis or pursuant to certain risk-sharing arrangements. Medical benefits expense consists of capitation expenses and health benefit claims. Capitation represents fixed payments on a per-member-per-month basis to participating physicians and other medical specialists, as compensation for providing comprehensive health services. Participating physician capitation payments for the years ended December 31, 2006, 2005 and 2004, were 12%, 13% and 14%, respectively, of total medical benefits expense.

Medical benefits payable consists primarily of liabilities established for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, and contractual liabilities under risk-sharing arrangements established through an estimation process utilizing company-specific, industry-wide, and general economic information and data. The liability includes both direct medical expenses and medically-related administrative costs. The estimation process also involves continuous monitoring and evaluation of the submission, adjudication, and payment cycles of claims. The Company's year-end medical benefits payable is substantially satisfied through claims payment in the subsequent year. The Company estimates ultimate claims based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment. Significant assumptions used in the estimation process include trends in benefit costs, seasonality, changes in member demographics, utilization, provider contract terms and reimbursement strategies, frequency and severity of claims incurred, known and adjudicated claims and changes in the timing of the reporting of claims. Additionally, as part of the review, the Company estimates and accrues for the costs necessary to process unpaid claims. The Company includes estimates using historical claims history for provider settlements within its medical benefits payable liability. Such settlements are typically due to clarification of contract terms, out-of-network reimbursement and claims payment differences, as well as amounts due to contracted providers under risk-sharing arrangements.

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

Back to Index to Consolidated Financial Statements and Schedule

Other Payables to Government Partners

Other payables due to government partners represent amounts due to government agencies, and other participating plans, acting under the CMS PDP program design to provide for certain catastrophic risk protection and subsidies to fund certain member benefits such as deductibles and co-payments. The Company estimates the amounts due to CMS for catastrophic risk protection each period based on the terms of the Company’s contract with CMS and such amounts are included in the Company’s results of operations as an addition to medical benefits expense.

Funds Held for the Benefit of Members

Funds held for the benefit of members represent government payments received to subsidize the member portion of medical payments for certain of the Company’s PDP members. As the Company does not bear underwriting risk, these funds are not included in the Company’s results of operations since such funds represent pass-through payments from the Company’s government partners to fund deductibles, co-payments and other participant benefits. At the end of the contract year, CMS will settle with the Company for the difference in amounts actually used for these enhanced benefits versus amounts received from CMS, which may result in the return of funds to CMS or receipt of additional funds by the Company.

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

Revenue Recognition

The Company’s Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. The Company’s Medicare Advantage and PDP contracts with CMS generally have terms of one year. The Company generally receives premiums in advance of providing services, and recognizes premium revenue during the period in which the Company is obligated to provide services to its members. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. The payment the Company receives monthly from CMS for its PDP program generally represents its bid amount for providing prescription drug insurance coverage. The Company recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, the Company’s CMS payment is subject to (i) risk corridor adjustments and (ii) subsidies in order for the Company and CMS to share the risk associated with financing the ultimate costs of the Part D benefit. The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or require the Company to refund to CMS a portion of the premiums received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). Management has estimated and recognized an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying Consolidated Balance Sheets, any amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments received are based upon eligibility lists produced by the government. From time to time, states require the Company to reimburse them for premiums received from the states based on an eligibility list that a state later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. The Company records adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. Management estimates the amount of outstanding retroactivity each period and adjusts premium revenue accordingly, if appropriate. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The Company’s government contracts establish monthly rates per member, but may have additional amounts due to the Company based on items such as age, working status, or specific health issues of the member. For example, CMS has implemented a risk adjustment model which apportions premiums paid to all MA health plans according to the health status of each beneficiary enrolled.

Back to Index to Consolidated Financial Statements and Schedule

The CMS risk adjustment model pays more for members with predictably higher costs. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment received by the Company. The Company collects, captures, and submits the necessary diagnosis data to CMS within prescribed deadlines. Management estimates risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. CMS is transitioning to the risk adjustment model while the old demographic model is phased out. The demographic model based the monthly premiums paid to health plans on factors such as age, gender and disability status. The monthly premium amount for each member is separately determined under both the risk adjustment and demographic model. These separate payment amounts are then blended according to the transition schedule. CMS is transitioning to the risk adjustment model for Medicare Advantage plans as follows: 50% in 2005, 75% in 2006 and 100% in 2007. The PDP payment methodology is based 100% on the risk adjustment model which began in 2006. As a result of this process and the phasing in of the risk adjustment model, CMS monthly premium payments per member received by the Company may change materially, either favorably or unfavorably.

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

Reinsurance premiums and medical benefits are accounted for consistently with the accounting for the original policies issued and other terms of the reinsurance contracts. The Company made premium payments of $5,084, $1,976 and $610, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company had recoveries of $1,051, $1,979 and $591, for the years ended December 31, 2006, 2005 and 2004, respectively.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that the Company incurs to acquire new members. The Company does not defer member acquisition costs. Member acquisition costs are expensed in the period in which they are incurred.

Advertising

The Company expenses the production costs of advertising as incurred. Costs of communicating an advertising campaign are expensed over the period the advertising takes place. Advertising expense was $14,670, $3,035 and $6,723, for the years ended December 31, 2006, 2005 and 2004, respectively.

Premium Taxes Remitted to Governmental Authorities

Certain state agencies assess a tax on premiums remitted to the Company, which are recorded as expenses when incurred. The amounts of these taxes were $33,344, $2,686 and $2,179 for the years ended December 31, 2006, 2005 and 2004, respectively.

Equity-Based Employee Compensation

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

Back to Index to Consolidated Financial Statements and Schedule

The Company will continue to use the Black-Scholes model for valuing the shares granted under equity-based compensation plans. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis for new or modified awards after January 1, 2006 and based on an accelerated method for existing awards, over the requisite service period.

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

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net income, as reported	$51,928	$49,250

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effect of $1,735 and $790, respectively.	2,713	1,256
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects of $6,025 and $2,132, respectively.	(9,424)	(3,392)
Pro forma net income for calculation of basic and diluted earnings per share	$45,217	$47,114

Net income per common share:
Basic-as reported	$1.38	$1.70
Basic-pro forma	$1.20	$1.62
Diluted-as reported	$1.32	$1.56
Diluted-pro forma	$1.15	$1.51

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was $9,000, $3,850 and $82 respectively. The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

Equity compensation plans

As of December 31, 2006, the Company had four equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $18,438, $3,898 and $2,044 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $3,649, $1,520 and $797 for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit realized by the Company reflects the exercise value of options and vesting of restricted shares. There were no capitalized equity-based compensation costs at December 31, 2006.

In September 2002, the Company’s board of directors adopted two equity plans, the 2002 Senior Executive Equity Plan and the 2002 Employee Option Plan. Both plans permit senior executives and other key associates selected to participate to acquire ownership interests in the Company. The Company does not currently intend to issue any additional awards under either of these plans.

In June 2004, the Company’s board of directors adopted, and its shareholders subsequently approved, the Company’s 2004 Equity Incentive Plan. An aggregate of 4,688,532 shares of the Company’s common stock was initially reserved for issuance to the Company’s directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013 in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our board of directors. Effective January 1, 2006, 1,182,840 additional shares were reserved for issuance under the plan. The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the date of grant; those option awards generally vest based on five years of continuous service and have seven-year contractual terms. Share awards generally vest over five years.

Back to Index to Consolidated Financial Statements and Schedule

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Company’s stock as well as other companies with similar trading longevity and operating similar businesses. The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. The Company has not historically declared dividends, nor does it intend to in the foreseeable future. The risk-free rate for options granted is based on the rate for zero-coupon U.S. Treasury bonds with terms commensurate with the expected term of the granted option.

	Year Ended December 31
	2006	2005
Weighted average risk-free interest rate	4.89%	4.00%
Range of risk-free rates	4.28%-5.22%	3.65%-4.50%
Expected term (in years)	3.91	4.53
Expected dividend yield	0%	0%
Expected volatility	41.61%	46.4%

The following table summarizes option activity from January 1, 2006 through December, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,834,196	$21.32
Options granted	977,817	48.64
Options exercised	(554,192)	16.21
Options cancelled	(351,461)	28.26
Outstanding at December 31, 2006	2,906,360	30.64	6.8	$89,065
Exercisable at December 31, 2006	956,790	20.54	6.9	$19,656

The weighted-average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $18.55 and $16.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $19,387 and $9,273, respectively.

The following table summarizes restricted share activity from January 1, 2006 through December 31, 2006:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested balance at January 1, 2006	1,070,308	$16.36
Changes during the period:
Shares granted	407,479	45.36
Shares vested	(506,157)	5.39
Shares forfeited	(65,118)	24.34
Nonvested balance at December 31, 2006	906,512	34.54

Back to Index to Consolidated Financial Statements and Schedule

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2006 and 2005 was $45.36 and $34.00, respectively. As of December 31, 2006, there was $39,698 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $2,728 and $979, respectively. The Company generally repurchases vested shares to satisfy tax withholding requirements. Those shares repurchased are then retired.

Performance Share Award

Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to its Chief Executive Officer, the vesting of which and the amount of shares to be awarded is contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was determined based on the closing price of the Company’s stock on the date of grant and assumes that performance goals will be achieved. If it is determined that such goals will not be met, no compensation cost will be recognized and any recognized compensation cost will be reversed. The grant-date fair value of the shares awarded is $34.95. As of December 31, 2006, there was $5,878 of total unrecognized compensation cost related to the performance share award. This cost is expected to be recognized over a weighted-average period of 3.5 years.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on investments that are not recorded in the statements of income but instead are recorded directly to stockholders' and members’ equity. The Company's components of accumulated other comprehensive income include net unrealized gains/(losses) on available-for-sale securities, net of taxes.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company is required to comply with SFAS No. 123(R) for the period ended December 31, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements. See Note 1 regarding the impact of these pronouncements on the Company’s financial statements.

Back to Index to Consolidated Financial Statements and Schedule

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the new standard during the first quarter of 2007 as required. The effect of adoption of FIN 48 is not currently expected to be material.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of this bulletin did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company intends to adopt the new standard during the first quarter of 2008 as required. The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

3. NET INCOME PER COMMON SHARE

The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and restricted common shares using the treasury stock method.

The following table presents the calculation of net income per common share - basic and diluted:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Numerator:
Net income - basic and diluted	$139,187	$51,928	$49,250
Denominator:
Weighted average common shares outstanding - basic	39,335,313	37,714,286	29,011,115
Dilutive effect of:
Unvested restricted common shares	486,262	754,087	2,077,990
Stock options	799,896	824,971	506,075
Weighted average common shares outstanding - diluted	40,621,471	39,293,344	31,595,180

Net income per common share - basic	$3.54	$1.38	$1.70
Net income per common share - diluted	$3.43	$1.32	$1.56

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would have been anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, approximately 92,000, 542,900 and 58,000 shares, respectively, were excluded from diluted weighted average common shares outstanding.

Back to Index to Consolidated Financial Statements and Schedule

4. MEDICAL BENEFITS PAYABLE

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Balances as of beginning of period	$241,375	$190,595	$148,297
Opening medical benefits payable related to Harmony acquisition	—	—	18,160
Medical benefits incurred related to:
Current period	3,059,300	1,538,495	1,151,948
Prior periods	(47,137)	(26,386)	(26,388)
Total	3,012,163	1,512,109	1,125,560
Medical benefits paid related to:
Current period	(2,610,713)	(1,331,914)	(985,844)
Prior periods	(177,244)	(129,415)	(115,578)
Total	(2,787,957)	(1,461,329)	(1,101,422)
Balances as of end of period	$465,581	$241,375	$190,595

Medical benefits payable recorded at December 31, 2005 developed favorably by $47,100. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 7.0% and an increase of 8.0% for the Medicaid and Medicare segments, respectively, at December 31, 2005 due to data available at the time of estimate utilized by management in developing assumptions that suggested less favorable product benefit design and increased member utilization. Based upon payments made subsequent to December 31, 2005, for dates of service prior to December 31, 2005, the realized trends were an increase of 4.5% for the Medicaid segment and an increase of 4.6% for the Medicare segment.

Medical benefits payable recorded at December 31, 2004 developed favorably by $26,400. This favorable development was primarily due to realized medical benefits expense trends that were less than initially assumed trends. The Company initially assumed a medical benefits expense trend increase of 6.4% and a decrease of 5.7% for the Medicaid and Medicare segments, respectively, at December 31, 2004 due to data available at the time of estimate utilized by management in developing assumptions that suggested less favorable product benefit design and increased member utilization. Based upon payments made subsequent to December 31, 2004, for dates of service prior to December 31, 2004, the realized trends were an increase of 0.4% for the Medicaid segment and a decrease of 3.2% for the Medicare segment.

5. GOODWILL AND INTANGIBLE ASSETS

Acquired Subsidiaries

In July 2002, WellCare Holdings, LLC acquired (directly or indirectly) 100 percent of the outstanding stock or other ownership interests of WellCare of Florida, Inc., HealthEase of Florida, Inc., WellCare of New York, Inc., WellCare of Connecticut, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Comprehensive Health Management of Florida, L.C. (collectively the “Acquired Subsidiaries”).

The aggregate purchase price was $170,060, plus a warrant to purchase 2,287,037 Class B common units at an adjusted purchase price of $3.00 per unit with an estimated value of $250. The valuation of the warrants was made utilizing the Black-Scholes valuation model. Significant assumptions utilized were: dividend yield of 0%; expected term of one year; risk-free interest rate of 1.8%; and an expected volatility of 50.2%. The Company entered into a settlement agreement in February 2004, which finalized all outstanding purchase price adjustments with the sellers. The aggregate amount of goodwill related to the Acquired Subsidiaries in 2002 was $117,064 and was increased in 2003 by $41,630 and in 2005 by $4,931 to account for the purchase price adjustments, as well as an addition to intangibles of $19,970. The purchase price adjustment during 2003 was assigned to each reporting unit based upon the corresponding impact of the purchase price adjustments. Identifiable intangibles with definite useful lives are being amortized based on their estimated useful lives.

Back to Index to Consolidated Financial Statements and Schedule

Harmony Health Systems, Inc.

In June 2004, the Company acquired Harmony Health Systems, Inc. and its subsidiaries, Harmony Health Plan of Illinois, Inc. and Harmony Health Management, Inc. (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609. In June 2005, the Company made a subsequent payment of $4,931 as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003. The payment was recorded as an addition to goodwill. The associated addition to goodwill related to the Harmony acquisition resulted in an additional $3,691 of goodwill to be recorded in 2006 due to the tax treatment of goodwill and intangibles and non-deductible items.

The aggregate amount of goodwill related to the Acquired Subsidiaries in 2002 was $117,064 and was increased in 2003 by $41,630 and in 2005 by $4,931 to account for the purchase price adjustments. The purchase price adjustment during 2003 was assigned to each reporting unit based upon the corresponding impact of the purchase price adjustments. Goodwill was assigned to its two reporting units, which are also its reporting segments.

a) Goodwill

Goodwill balances and the changes therein are as follows:

Balance as of December 31, 2004	$180,848
Goodwill increase during the year ended 2005	4,931

Balance as of December 31, 2005	185,779
Goodwill increase during the year ended 2006	3,691

Balance as of December 31, 2006	$189,470

At December 31, 2006, goodwill of $78,339 was assigned to the Medicare reporting unit, and $111,131 was assigned to the Medicaid reporting unit; and at December 31, 2005, goodwill of $78,339 was assigned to the Medicare reporting unit, and $107,440 was assigned to the Medicaid reporting unit. The Company had no impairment losses or any write-offs of goodwill during 2006, 2005 and 2004.

b) Intangibles

We obtained intangible assets as a result of the acquisitions of our subsidiaries. Intangible assets include provider networks, membership contracts, trademark, non-compete agreements, government contracts, licenses and permits.

In 2006, the Company also acquired 100% of the stock of three licensed insurance companies which had limited or no activity prior to the Company’s ownership. Beginning in 2007, the Company will operate its PFFS business through these companies. The purchase price allocated to intangible assets for the acquired companies consisted of state licenses in the amount of $4,300 with a useful life of 15 years.

In August 2006, the Company was also notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that it was not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007.  The contract with the state expired on December 31, 2006.  As a result, the associated Indiana market intangible assets were deemed to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,500 that were purchased in 2004 was accelerated. Expense of $2,500 is included in depreciation and amortization expense in the Company’s 2006 statement of income.

Back to Index to Consolidated Financial Statements and Schedule

The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2006 and 2005:

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Provider network	$4,878	$(2,955)	$5,517	$(2,806)
Membership contracts	11,960	(11,452)	11,960	(9,275)
Trademark	10,443	(2,630)	10,443	(1,937)
Non-compete agreements	3,972	(2,967)	4,433	(2,296)
Licenses and permits	5,270	(401)	985	(224)
State contracts	3,336	(599)	5,467	(599)
	$39,859	$(21,004)	$38,805	$(17,137)

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $7,098, $4,773 and $4,797, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2006 is as follows:

2007	$2,566
2008	1,790
2009	1,530
2010	1,530
2011	1,530
2012 and thereafter	9,909
$18,855

The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

Weighted-Average Amortization Period (In Years)

Provider network	11.2
Membership contracts	4.5
Trademark	15.1
Non-compete agreements	4.9
Licenses and permits	15.0
State contracts	15.0
Total intangibles	10.4
6. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments are as follows at December 31, 2006 and 2005.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2006
Available for sale:
Municipal variable rate bonds	$95,938	$—	$—	$95,938
Certificates of deposit	30,484	—	—	30,484
	$126,422	$—	$—	$126,422

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$—	$9,545
Certificates of deposit	58,823	—	—	58,823
Treasury bills	25,790	2	—	25,792
	$94,158	$2	$—	$94,160

Back to Index to Consolidated Financial Statements and Schedule

Contractual maturities of available-for-sale short-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter

December 31, 2006
Available for sale:
Municipal variable rate bonds	$95,938	$430	$—	$—	$95,508
Certificates of deposit	30,484	30,484	—	—	—
	$126,422	$30,914	$—	$—	$95,508

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$770	$—	$8,775
Certificates of deposit	58,823	58,201	622	—	—
Treasury bills	25,792	25,792	—	—	—
	$94,160	$83,993	$1,392	$—	$8,775

Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2006 and 2005, bond investments totaling $81,928 and $109,382, respectively, were sold. Realized gains of $0, $24, and $0 were recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

7. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2006 and 2005, the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of these securities are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2006
Cash	$3,650	$—	$—	$3,650
Certificates of deposit	1,588	—	—	1,588
Treasury bonds	536	65	—	601
Money market funds	36,814	—	—	36,814
Treasury bills	10,739	—	(10)	10,729
	$53,327	$65	$(10)	$53,382
December 31, 2005
Certificates of deposit	$5,042	$—	$—	$5,042
Municipal bonds	3,307	19	—	3,326
Money market funds	27,322	—	—	27,322
Treasury bills	1,618	—	—	1,618
	$37,289	$19	$—	$37,308

Back to Index to Consolidated Financial Statements and Schedule

Contractual maturities of available-for-sale restricted investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter

December 31, 2006
Available for sale:
Cash	$3,650	$3,650	$—	$—	$—
Certificates of deposit	1,588	1,588	—	—	—
Treasury bonds	601	—	—	601	—
Money market funds	36,814	36,814	—	—	—
Treasury bills	10,729	5,999	4,172	558	—
	$53,382	$48,051	$4,172	$1,159	$—

As of December 31, 2005, the contractual maturity of all assets categorized as restricted investment assets were within one year.

No realized gains or (losses) were recorded for the years ended December 31, 2006, 2005 or 2004.

8. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2006	2005

Leasehold improvements	$ 8,807	$ 5,859
Computer equipment and software	55,782	27,561
Furniture and equipment	14,655	10,489
	79,244	43,909
Less accumulated depreciation	(17,239)	(6,852)
	$62,005	$37,057

The Company recognized depreciation expense on property and equipment of $10,072, $4,431 and $2,896 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company had $1,138 of non-cash property, equipment and capitalized software additions at December 31, 2006.

9. DEBT

The Company's outstanding debt at December 31, 2006 and 2005 consists of the following:

	December 31, 2006	December 31, 2005

Line of credit	$—	$—
Note payable to related party	—	25,000
Term loan facility	155,621	157,061
Total	155,621	182,061
Less: current portion of long-term debt	(1,600)	(26,600)
	$154,021	$155,461

Back to Index to Consolidated Financial Statements and Schedule

Credit Agreement

The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of approximately $155,600 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swing-line basis. The term loan and credit facilities are secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of December 31, 2006, the revolving credit facility has not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. The Second Amendment to the Credit Agreement increased the amount of capital expenditures that the Company is permitted to incur on an annual basis. The Company believes that it is in compliance with all the financial and non-financial covenants under the Credit Agreement as of December 31, 2006.

Note Payable to Related Party

In conjunction with the Company’s acquisition of the Acquired Subsidiaries, as defined in Note 5, the Company issued a note (the “Seller Note”) payable to the former stockholders of WellCare of Florida, Inc. (“WC”), HealthEase of Florida, Inc. (“HE”), Comprehensive Health Management, Inc., and Comprehensive Health Management of Florida, L.C. (the “Florida Companies”). The Seller Note bore interest at the rate of 5.25% per annum. The Seller Note was settled in full in September 2006 in the amount of $24,000, resulting in a $1,000 gain on the extinguishment of debt. The gain is included in other income and represents the settlement of indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.

Maturities of Debt

Scheduled maturities of the Company's debt, including the accreted amount of the senior discount notes, during fiscal years subsequent to December 31, 2006 are as follows:

2007	$ 1,600
2008	1,600
2009	152,421
$155,621

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

Operating Leases

The Company has operating leases for office space. Rental expense totaled $12,217, $7,965 and $4,139, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2006 were:

2007	$11,906
2008	12,247
2009	12,356
2010	11,163
2011	9,115
2012 and thereafter	16,307
$73,094

Back to Index to Consolidated Financial Statements and Schedule

11. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. The Company and the subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax expense for the following periods:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$62,643	$20,100	$23,411
State	10,143	4,531	4,065
	72,786	24,631	27,476
Deferred:
Federal	13,063	7,624	3,335
State	1,662	990	445
	14,725	8,614	3,780
Total	$87,511	$33,245	$31,256

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	Year Ended December 31,
	2006	2005	2004

Income tax expense at statutory rate	$79,344	$29,811	$28,176
Increase (reduction) resulting from:
State income tax, net of federal benefit	8,256	3,936	2,932
Provision to return differences	(154)	(369)	—
Effect on non-deductible expenses and other, net	65	(133)	148
Total income tax expense	$87,511	$33,245	$31,256

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Medical and other benefits discounting	$7,160	$8,257
Unearned premium discounting	1,820	926
Tax basis assets	2,268	—
Accrued expenses and other	5,328	2,170
	16,576	11,353
Deferred tax liabilities:
Goodwill, other intangibles and other	21,385	16,577
Depreciation	3,034	—
Software Development Costs	10,247	—
Prepaid liabilities	1,735	1,260
	36,401	17,837
Net deferred tax asset (liability)	($19,825)	($6,484)

Back to Index to Consolidated Financial Statements and Schedule

12. RELATED-PARTY TRANSACTIONS

Seller Note

The Seller Note related to the acquisition of the Acquired Subsidiaries was due to the former stockholders of the Florida Companies. The Seller Note which was secured by a portion of WCG’s common stock was settled in full in September 2006.

Bay Area Primary Care and Bay Area Multi Specialty Group

The Company conducts business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of the Company's membership base. These entities are owned and controlled by a former stockholder of the Florida Companies, who, until January 2007, served as a director of WC and HE. In 2006, 2005 and 2004, the Company purchased $1,222, $790 and $1,104 in services, respectively, in the aggregate from Bay Area Primary Care and Bay Multi Specialty Group.

13. STOCKHOLDERS’ AND MEMBERS' EQUITY

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

14. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs and insurance companies. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2006, the Company's HMO and insurance subsidiaries were in compliance with these minimum compulsory surplus requirements. The combined statutory capital and surplus of the Company's HMO and insurance subsidiaries was $418,000 and $201,000 at December 31, 2006 and 2005, respectively, compared to the required surplus of $146,000 and $75,000 at December 31, 2006 and 2005, respectively.

Dividends paid by the Company's HMO and insurance subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. No dividends were paid during the years ended December 31, 2006, 2005, or 2004.

15. EMPLOYEE BENEFIT PLAN

The Company, through its subsidiary, CHMI, offers a defined contribution 401(k) plan. The amount of matching contribution expense incurred in the years ended December 31, 2006, 2005 and 2004 was $817, $632 and $266, respectively.

Back to Index to Consolidated Financial Statements and Schedule

16. SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are the same as those described in Note 2.

The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and children's health programs. The Medicare segment includes operations to provide healthcare services and prescription drug benefits to recipients who are eligible for the federally supported Medicare program. The Company no longer operates a commercial line of business.

Assets and equity details by segment have not been disclosed, as they are not reported internally by the Company.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Premium Revenue:
Medicaid	$1,927,616	$1,357,995	$1,055,000
Medicare	1,785,429	504,502	334,760
Corporate and other	—	—	1,136
	3,713,045	1,862,497	1,390,896
Medical benefits expense:
Medicaid	1,556,466	1,099,901	851,153
Medicare	1,455,697	412,208	275,348
Corporate and other	—	—	(941)
	3,012,163	1,512,109	1,125,560
Gross Margin:
Medicaid	371,150	258,094	203,847
Medicare	329,732	92,294	59,412
Corporate and other	—	—	2,077
	$700,882	$350,388	$265,336

17. QUARTERLY FINANCIAL INFORMATION (unaudited)

Selected unaudited quarterly financial data in 2006 and 2005 are as follows:

	For the Three-Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$730,385	$852,811	$1,008,561	$1,171,170
Income before income taxes	27,562	36,353	70,724	92,058
Net income	$16,768	$22,174	43,281	56,962
Income per share - basic	$0.43	$0.56	$1.09	$1.43
Income per share - diluted	$0.42	$0.55	$1.06	$1.38
Period end membership	1,542,500	2,011,000	2,165,000	2,258,000

	For the Three-Month Period Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$418,881	$453,676	$495,455	$511,527
Income before income taxes	17,460	23,165	26,754	17,794
Net income	$10,640	$14,154	$16,295	$10,839
Income per share - basic	$0.29	$0.38	$0.43	$0.28
Income per share - diluted	$0.27	$0.36	$0.41	$0.27
Period end membership	764,600	808,000	862,000	855,000

The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Back to Index to Consolidated Financial Statements and Schedule

Schedule II - Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Year Ended
December 31, 2006
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$5,939	$—	$2,265	$3,674
Premiums receivable	1,718	18,094	—	19,812
Other receivables from government partners	—	1,600	—	1,600
	$7,657	$19,694	$2,265	$25,086

Year Ended
December 31, 2005
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$6,022	$988	$1,071	$5,939
Premium Receivable	—	1,718	—	1,718
	$6,022	$2,706	$1,071	$7,657

Year Ended
December 31, 2004
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$4,827	$1,858	$663	$6,022

Back to Index to Consolidated Financial Statements and Schedule

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, Well Care HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
10.2	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
10.3	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.4	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.5	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan*	8-K	March 17, 2005	10.1
10.6	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.7	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.8	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.9	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.10	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.11	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.12	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.13	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7
10.14	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.15	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.1
10.16	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.2
10.17	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.3
10.18	Performance Share Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.4
10.19	Employment Agreement, dated as of November 18, 2002, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday*	S-1/A	June 29, 2004	10.22
10.20	Employment Agreement dated as of September 15, 2003, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens*	S-1/A	June 29, 2004	10.23
10.21	Form of Indemnification Agreement*	S-1/A	June 8, 2004	10.24
10.22	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003*	10-Q	May 10, 2005	10.18
10.24	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent	S-1/A	June 8, 2004	10.29

Back to Index to Consolidated Financial Statements and Schedule

10.25	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 1, 2005	10.1
10.26	Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 29, 2006	10.2
10.27	Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.1
10.28	Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.2
10.29	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.3
10.30	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.2
10.31	Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.2
10.32	Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.1
10.33	Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan	10-Q	November 5, 2004	10.5
10.34	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 4, 2005	10.1
10.35	Contract for Furnishing Health Services between the State of Illinois Department of Public Aid and Harmony Health Plan of Illinois, Inc.	8-K	December 1, 2006	10.2
10.36	Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	November 21, 2005	10.1
10.37	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	November 21, 2005	10.2
10.38	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	September 11, 2006	10.3
10.39	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	September 11, 2006	10.4
10.40	Child Health Plus Contract No. C-014386 between New York State Department of Health and WellCare of New York, Inc.	10-Q	November 5, 2004	10.9

Back to Index to Consolidated Financial Statements and Schedule

10.41	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	February 13, 2006	10.1
10.42	Amendment to Child Health Plus Contract No. C-014386 between New York State Department of Health and WellCare of New York, Inc.	8-K	October 6, 2006	10.1
10.43	Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 5, 2006	10.1
10.44	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2006	10.2
10.45	Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	December 1, 2006	10.1
10.46	Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2006	10.1
10.47	Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc.	10-Q	November 5, 2004	10.10
10.48	Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.	8-K	December 6, 2004	10.2
10.49	Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.	8-K	December 6, 2004	10.4
10.50	Purchase of Service Contract number 093-HUS-WCC-2 (Husky B), between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc.	8-K	June 8, 2006	10.1
10.51	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	10-Q	August 4, 2005	10.19
10.52	Renewal letter to Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	June 27, 2006	N/A
10.53	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2006)	8-K	November 2, 2005	10.4
10.54	Renewal letter to Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2007)	8-K	November 1, 2006	N/A
10.55	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2006)	8-K	November 2, 2005	10.5
10.56	Renewal letter to Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2007)	8-K	November 1, 2006	N/A
10.57	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2006)	8-K	November 2, 2005	10.6
10.58	Renewal letter to Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2007)	8-K	November 1, 2006	N/A
10.59	Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2006)	8-K	November 2, 2005	10.7
10.60	Renewal letter to Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2007)	8-K	November 1, 2006	N/A
10.61	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2006)	8-K	November 2, 2005	10.8
10.62	Renewal letter to Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2007)	8-K	November 1, 2006	N/A

Back to Index to Consolidated Financial Statements and Schedule

10.63	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2006)	8-K	November 2, 2005	10.9
10.64	Renewal letter to Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2007)	8-K	November 1, 2006	N/A
10.65	Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2006)	8-K	November 2, 2005	10.3
10.66	Amendment to Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2007)	10-Q	November 3, 2006	10.13
10.67	Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	10-Q	May 9, 2006	10.4
10.68	Amendment No. 1 to Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	10-Q	November 3, 2006	10.19
10.69	Contract (#H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company	10-Q	November 3, 2006	10.14
10.70	Contract (#1340) between Centers for Medicare & Medicaid Services and Advance / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.15
10.71	Contract (#4577) between Centers for Medicare & Medicaid and Home Owners / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.16
10.72	Ohio Medical Assistance Provider Agreement for Managed Care Plans (Covered Families and Children) between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (2007)	10-Q	November 3, 2006	10.17
10.73	Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (2007)	8-K	December 1, 2006	10.3
10.74	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.†
21.1	List of subsidiaries†
23.1	Consent of Deloitte & Touche LLP†
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
	* Denotes a management contract or compensatory plan, contract or arrangement † Filed herewith