Form 10-Q
period 2007-03-31
WELLCARE HEALTH PLANS, INC.
filed 2007-05-09
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

.
Large Accelerated Filer ☒ Accelerated Filer  ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 7, 2007, there were 41,357,589 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,344,909	$964,542
Investments	151,143	126,422
Premium and other receivables, net	119,433	102,465
Other receivables from government partners, net	49,527	40,902
Prepaid expenses and other current assets	76,181	87,507
Deferred income taxes	31,724	14,841
Total current assets	1,772,917	1,336,679
Property, equipment and capitalized software, net	62,484	62,005
Goodwill	189,470	189,470
Other intangibles, net	18,132	18,855
Restricted investment assets	60,939	53,382
Other assets	1,529	1,839
Total Assets	$2,105,471	$1,662,230
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$556,947	$465,581
Unearned premiums	232,055	23,806
Accounts payable	6,982	8,015
Other accrued expenses	143,498	172,043
Other payables to government partners	36,083	104,076
Taxes payable	22,298	13,181
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	304,034	113,652
Other current liabilities	418	418
Total current liabilities	1,303,915	902,372
Long-term debt	153,661	154,021
Deferred income taxes	35,752	34,666
Other liabilities	8,082	8,116
Commitments and contingencies (see Note 6)	-	-
Total liabilities	1,501,410	1,099,175
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 41,164,939 and 40,900,134 shares
issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	412	409
Paid-in capital	310,053	294,443
Retained earnings	293,532	268,559
Accumulated other comprehensive income	64	(356)
Total stockholders' equity	604,061	563,055
Total Liabilities and Stockholders' Equity	$2,105,471	$1,662,230

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share data)

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Premium	$1,221,766	$722,221
Investment and other income	17,666	8,164
Total revenues	1,239,432	730,385
Expenses:
Medical benefits	1,024,171	599,084
Selling, general and administrative	166,556	97,265
Depreciation and amortization	4,566	3,090
Interest	3,460	3,384
Total expenses	1,198,753	702,823
Income before income taxes	40,679	27,562
Income tax expense	15,706	10,794
Net income	$24,973	$16,768

Net income per common share (see Note 1):
Net income per common share — basic	$0.62	$0.43
Net income per common share — diluted	$0.60	$0.42

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except share data)

	Three Months
	Ended March 31,
	2007	2006
Cash from operating activities:
Net income	$24,973	$16,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,566	3,090
Loss on disposal of fixed assets	-	1,250
Equity-based compensation expense, net of tax benefits	10,548	6,777
Incremental tax benefit from option exercises	(4,928)	(1,027)
Deferred taxes, net	(15,797)	(25,667)
Changes in operating accounts:
Premiums and other receivables	(16,968)	971
Other receivables from government partners	(8,625)	(107,868)
Prepaid expenses and other current assets	11,326	1,750
Medical benefits payable	91,366	105,157
Unearned premiums	208,249	193,384
Accounts payable	(1,033)	1,758
Other accrued expenses	(28,545)	5,337
Other payables to government partners	(67,993)	-
Taxes payable, net	9,117	35,344
Other, net	734	(12,437)
Net cash provided by operating activities	216,990	224,587
Cash from investing activities:
Proceeds from sale and maturities of investments	1,106	775
Purchases of investments	(25,827)	(54,370)
Purchases and dispositions of restricted investments, net	(7,557)	(14,341)
Additions to property, equipment and capitalized software, net	(4,322)	(11,665)
Net cash used in investing activities	(36,600)	(79,601)
Cash from financing activities:
Proceeds from common stock issuance, net	156	18,830
Proceeds from options exercised	6,337	1,711
Incremental tax benefit from option exercises	4,928	1,027
Purchase of treasury stock	(1,426)	-
Payments on debt	(400)	(400)
Funds held for the benefit of members	190,382	201,810
Net cash provided by financing activities	199,977	222,978
Cash and cash equivalents:
Increase (decrease) during period	380,367	367,964
Balance at beginning of period	964,542	421,766
Balance at end of period	$1,344,909	$789,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$17,040	$240
Cash paid for interest	$3,264	$3,295

See notes to condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving over 2.27 million members nationwide as of March 31, 2007. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs, and the Family Health Plus programs. Through its licensed subsidiaries, as of March 31, 2007, the Company operates its Medicaid health plans in Florida, New York, Connecticut, Illinois, Missouri, Ohio and Georgia. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of March 31, 2007, the Company offered its MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia and its PDP plans in all 50 states and the District of Columbia. The Company offers PFFS plans in 39 states and the District of Columbia.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) in February 2007. In the opinion of the Company's management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period

Certain 2006 amounts in the condensed consolidated interim financials statements have been condensed to conform to the 2007 presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 also requires significant additional disclosures. The adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company intends to adopt the new standard during the first quarter of 2008 as required. The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company intends to adopt the new standard during the first quarter of 2008 as required. The Company is currently evaluating the impact of SFAS 159 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of net income per common share - basic and diluted:

	Three Months Ended March 31,
	(unaudited)
	2007	2006

Numerator:
Net income - basic and diluted	$24,973	$16,768
Denominator:
Weighted average common shares outstanding - basic	40,163,234	38,590,948
Adjustment for unvested restricted common shares	401,963	601,269
Dilutive effect of stock options (as determined by the treasury stock method)	1,023,159	767,385
Weighted average common shares outstanding - diluted	41,588,356	39,959,602

Net income per common share:
Net income per common share - basic	$0.62	$0.43
Net income per common share - diluted	$0.60	$0.42

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2007, approximately 434,800 shares with exercise prices ranging from $85.53 to $89.29 per share were excluded from diluted weighted average common shares outstanding.

2.	SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration, regulation and funding of the healthcare plans. Segment performance is evaluated based upon earnings from operations without corporate allocations. Accounting policies of the segments are consistent with those applied at December 31, 2006.

The Medicaid segment includes operations which provide healthcare services to recipients that are eligible for state supported programs including Medicaid and children's health programs. The Medicare segment includes operations which provide healthcare services and prescription drug benefits to recipients who are eligible for the federally supported Medicare program.

Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months Ended March 31,
	(Unaudited)
	2007	2006

Premium revenue:
Medicaid	$636,394	$353,475
Medicare	585,372	368,746
Total	1,221,766	722,221
Medical benefits expense:
Medicaid	529,306	279,192
Medicare	494,865	319,892
Total	1,024,171	599,084
Gross profit:
Medicaid	107,088	74,283
Medicare	90,507	48,854
Total	$197,595	$123,137

3.	EQUITY-BASED COMPENSATION

During the three months ended March 31, 2007 and 2006, the Company recorded $5,620 and $3,979, respectively, in compensation expense related to our equity based compensation awards. During the three months ended March 31, 2007, the Company granted options under the 2004 Equity Incentive Plan for the purchase of 483,178 shares of common stock at a weighted-average exercise price of $84.06 per share and a weighted-average Black-Scholes fair value of $23.87 per share. At March 31, 2007, options for 3,067,420 shares were outstanding with a weighted-average exercise price of $39.66 per share. The total intrinsic value, determined as of the date of exercise, of options exercised during the three months ended March 31, 2007 and 2006 was $16,118 and $4,114, respectively. During the three months ended March 31, 2007, the Company also granted 192,092 restricted shares under the 2004 Equity Incentive Plan at a weighted-average grant-date fair value of $83.25. At March 31, 2007, 955,742 restricted shares remain unvested. The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was $2,610 and $694, respectively.

As of March 31, 2007, there was $63,170 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.8 years.

4.	INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007, net deferred tax liabilities were approximately $4,028. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

5.	CREDIT AGREEMENT

The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of $155,300 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis. The term loan and credit facilities are secured by a pledge of stock of our operating subsidiaries, as well as a pledge of substantially all of the assets of our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of March 31, 2007, the revolving credit facility has not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions. The Company believes that it is in compliance with all the financial and non-financial covenants under the Credit Agreement as of March 31, 2007.

6.	COMMITMENTS AND CONTINGENCIES

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report, our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2006, appearing in the 2006 Form 10-K.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our state or federal contracts;
•	lack of prior operating history, including lack of experience with network providers and health benefits management, in expansion markets, including Georgia, Missouri and Ohio;
•	our lack of significant operating history in our Medicare PDP and PFFS programs and potential inability to accurately predict the number of members in these programs;
•	our ability to accurately predict and effectively manage health benefits, drug costs and other operating expenses, including our ability to reinsure certain risks related to medical expenses;
•
the potential for confusion in the marketplace concerning PDP and PFFS programs resulting from, among other things, the proliferation of health care options facing Medicare beneficiaries and the complexity of the PDP and PFFS offerings, including the benefit structures and the relative lack of awareness of these programs among health care providers, pharmacists and patient advocates;

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

Additional information concerning these and other important risks and uncertainties can be found under the headings “Forward-Looking Statements” and “Risk Factors” in the 2006 Form 10-K, which contain discussions of our business and the various factors that may affect it. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We provide managed care services exclusively to government-sponsored healthcare programs, focusing on Medicare and Medicaid. We offer a variety of Medicare and Medicaid plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, currently serving over 2.27 million members nationwide as of March 31, 2007.

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

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by the federal Centers for Medicare & Medicaid Services (“CMS”). Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service which individuals enroll into directly through CMS. MCC plans are plans that are administered through a health maintenance organization and generally require members to seek health care services from a network of health care providers. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program.

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

Through our licensed subsidiaries, as of March 31, 2007, we operated Medicaid plans in Florida, New York, Connecticut, Illinois, Missouri, Georgia and Ohio and our MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia.  We also operated stand-alone Medicare PDP plans in all 50 states and the District of Columbia and Medicare PFFS plans in 793 counties in 39 states and Washington, D.C.

The following tables summarize our membership by segment and line of business as of March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
Medicaid
TANF	864,000	590,000
S-CHIP	206,000	89,000
SSI	70,000	59,000
FHP	31,000	27,000
	1,171,000	765,000

Medicare
MA	131,000	74,000
PDP	970,000	703,500
	1,101,000	777,500

Total	2,272,000	1,542,500

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

Segments

We have two reportable business segments: Medicaid and Medicare. Medicaid, a state-administered program, was enacted in 1965 to make federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Most states determine threshold Medicaid eligibility by reference to other federal financial assistance programs, including the TANF and SSI programs.

The TANF program provides assistance to low-income families with children. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.

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

Under the MA program, managed care plans can contract with CMS to provide health insurance coverage in exchange for a fixed monthly payment per member based on the geographic area in which the member resides. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status such as Medicaid eligibility, and risk measures based on demographic factors such as age, gender, county of residence and health status. The weighting of the risk measures in the determination of the amount of the periodic adjustments to the fixed monthly payments was phased in over time and first became fully implemented at the beginning of 2007. Individuals who elect to participate in the MA program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts required under the original Medicare fee-for-service program, but in the case of MCC plans, are generally required to use services provided by the MA plan’s network providers, and may be required to pay a premium to the federal Medicare program unless the MA plan chooses to pay the premium as part of its benefit package.

As part of the Medicare reform legislation known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003, beginning in January 2006, Medicare recipients were provided the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. The Medicare Part D benefit is available to Medicare managed care enrollees as well as Medicare fee-for-service enrollees. MCC plans are required to offer a plan that includes Part D drug benefits, called a MA-PD plan, in every region in which they operate.

The Medicare Part D benefit, which provides prescription drug benefits, is available to MA enrollees as well as original Medicare fee-for-service enrollees. MCC plans are required to offer a Part D drug benefit, whereas PFFS plans have the option of providing a Part D benefit, but are not required to do so. Most of our PFFS products offer a Part D benefit. MCC plans and PFFS plans that include a Part D drug benefit are also known as MA-PD plans. Original Medicare fee-for-service beneficiaries and PFFS enrollees are able to purchase a stand-alone prescription drug plan, called a PDP plan, from a list of CMS-approved PDP plans such as ours.

We have experienced and continue to expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings. Our PDP medical costs will be higher in the first half of the year than in the second half of the year. As a result, our net income margins are expected to be lower in the first half of the year and to increase in the second half of the year. During 2006, we purchased a one-year, nonrenewable, aggregate reinsurance policy for calendar year 2006 to mitigate the risks associated with our launch of our product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program. The terms of this aggregate reinsurance policy resulted in higher recoveries in periods of higher medical benefits ratios and lower or no recoveries in periods of lower medical benefits ratios. The recoveries and net reinsurance impact under this aggregate reinsurance policy were cumulative over the one-year term of the policy. Our gross profit on our Medicare segment was favorably impacted by a net reinsurance recovery of approximately $10 million in the three-month period ended March 31, 2006. In light of the 2007 PDP bid results and our 2006 experience with the PDP product, we did not purchase a similar reinsurance arrangement in 2007.

Growth Opportunities

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

Revenue recognition. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our MA and PDP contracts with CMS generally have terms of one year. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. This allowance has not been significant to premium revenue. The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. However, our CMS payment is subject to (i) risk corridor adjustments and (ii) subsidies in order for us and CMS to share the risk associated with financing the ultimate costs of the Part D benefit. The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount”) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying Consolidated Balance Sheets, any amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

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

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements.

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

	Three Months Ended March 31,
	2007	2006
Statement of Operations Data:
Revenues
Premium	98.6%	98.9%
Investment and other income	1.4%	1.1%
Total revenues	100.0%	100.0%
Expenses
Medical benefits	82.6%	82.0%
Selling, general and administrative	13.4%	13.3%
Depreciation and amortization	0.4%	0.4%
Interest	0.3%	0.5%
Total expenses	96.7%	96.2%
Income before income taxes	3.3%	3.8%
Income tax expense	1.3%	1.5%
Net Income	2.0%	2.3%

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

Three Month Period Ended March 31, 2007 Compared to the Three Month Period Ended March 31, 2006

Premium revenue. Premium revenues for the three months ended March 31, 2007 increased $499.6 million, or 69.2%, to $1,221.8 million from $722.2 million for the same period last year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments, including members related to the launch of our PFFS product in 2007. Total membership grew by approximately 729,500 members, or 47.3%, from 1,542,500 as of March 31, 2006 to 2,272,000 as of March 31, 2007.

The Medicaid segment premium revenue for the three months ended March 31, 2007 increased $282.9 million, or 80.0%, to $636.4 million from $353.5 million for the same period last year. The increase in Medicaid segment revenue is due to growth in membership, primarily due to the Georgia launch, which was not effective until June 1, 2006, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by 406,000 members, or 53.1%, from 765,000 as of March 31, 2006 to 1,171,000 as of March 31, 2007.

Medicare segment premium revenue for the three months ended March 31, 2007 increased $216.7 million, or 58.8%, to $585.4 million from $368.7 million for the same period last year. Growth in our Medicare segment premium revenue was primarily driven by growth in our MCC and PDP products, and the launch of our PFFS product in 2007. Membership within the Medicare segment grew by approximately 323,500 members, or 41.6%, from 777,500 as of March 31, 2006 to 1,101,000 as of March 31, 2007. Our MCC membership grew by 33.8% to 99,000 members from 74,000 members as of March 31, 2006.

	As of March 31,
	2007	2006	% Change

Membership
Medicaid	1,171,000	765,000	53.1%
Medicare	1,101,000	777,500	41.6%
Total Membership	2,272,000	1,542,500	47.3%

	For the Three Months Ended March 31,
	2007	% of Revenues	2006	% of Revenues

Revenues
Medicaid	$636.4	52.1%	$353.5	48.9%
Medicare	585.4	47.9%	368.7	51.1%
Total Revenues	$1,221.8	100.0%	$722.2	100.0%

Investment and other income. Investment and other income for the three months ended March 31, 2007 increased $9.5 million, or 115.9%, to $17.7 million from $8.2 million for the same period last year. The increase was due primarily to the investment of excess cash generated by operations and a higher interest rate environment.

Medical benefits expense. Medical benefits expense for the three months ended March 31, 2007 increased $425.1 million, or 71.0%, to $1,024.2 million from $599.1 million for the same period last year. The increase in medical benefits expense was due to growth in membership principally in PDP, PFFS and Georgia. The medical benefits ratio (“MBR”), which represents our medical benefits expense as a percentage of premium revenue, was 83.8% and 83.0% for the three months ended March 31, 2007 and 2006, respectively.

The Medicaid segment medical benefits expense for the three months ended March 31, 2007 increased $250.1 million, or 89.6%, to $529.3 million from $279.2 million for the same period last year. The increase was primarily due to the growth in membership when comparing the three-month periods, which was partially off-set by reduced health care costs due to more efficient medical management. The Medicaid MBR for the three months ended March 31, 2007 was 83.2% compared to 79.0% for the same period last year. This increase resulted from changes in the healthcare utilization pattern of our members and the demographic mix of our members.

The Medicare segment medical benefits expense for the three months ended March 31, 2007 increased $175.0 million, or 54.7%, to $494.9 million, from $319.9 million for the same period last year. The increase was primarily due to an increase in PDP and PFFS membership and associated product costs, which accounted for a majority of the increase when comparing the three-month periods. The Medicare MBR for the three months ended March 31, 2007 was 84.5% compared to 86.8% for the same period last year, primarily because of the performance of our PDP and our Medicare Advantage products. High PDP membership retention and the absence of a formulary transition period resulted in better formulary compliance and increased generic fill rates in 2007, which lowered overall medical expenses.

	Three Months Ended March 31,
	2007	MBR	2006	MBR
Medical Benefit Expenses
Medicaid	$529.3	83.2%	$279.2	79.0%
Medicare	494.9	84.5%	319.9	86.8%
Total Expenses	$1,024.2		$599.1

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2007 increased $69.3 million, or 71.2%, to $166.6 million from $97.3 million for the same period last year. Our SG&A expense to revenue ratio was 13.4% for the three months ended March 31, 2007 compared to 13.3% for the same period last year. The increase in SG&A expense was primarily due to increased spending necessary to support and sustain our membership growth along with commissions paid in the current quarter related to initial PFFS membership efforts.

	Three Months Ended March 31,
	2007	2006	% Change

Selling, general and administrative expenses (SG&A)
SG&A	$166.6	$97.3	71.2%
SG&A expense to total revenue ratio	13.4%	13.3%

Interest expense. Interest expense was $3.5 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase primarily relates to the higher interest rate environment for the three months ended March 31, 2007 partially offset by a $25 million reduction in the outstanding debt balance as a result of the third quarter 2006 repayment of a note due to a related party.

Income tax expense. Income tax expense for the three months ended March 31, 2007 was $15.7 million compared to $10.8 million for the same period last year, with an effective tax rate of 38.6% and 39.2% at March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006	% Change

Income Tax Expense
Income tax expense	$15.7	$10.8	45.4%
Effective tax rate	38.6%	39.2%

Net income. Net income for the three months ended March 31, 2007 was $25.0 million, compared to $16.8 million for the same period last year, representing an increase of 48.8%. The increase in net income when comparing the three month periods ended March 31, 2007 and 2006 is primarily due to the increase in revenues with relatively stable medical benefits ratios, slightly off-set by a rise in administrative expenses.

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short-term, long-term and regulatory requirements. We monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities. As of March 31, 2007 and 2006, cash and cash equivalents were $1,344.9 million and $789.7 million, respectively. We also had short-term investments of $151.1 million and $147.8 million at March 31, 2007 and 2006, respectively.

Our regulated subsidiaries are financed principally through internally generated funds. We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services. Our primary use of cash is the payment of expenses related to medical benefits and administrative costs. Our investment policies are designed primarily to provide liquidity and preserve capital. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds. As of March 31, 2007 and 2006, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted average maturity of 317 days and 123 days, respectively. The average portfolio yield for the three-month periods ended March 31, 2007 and 2006 was approximately 3.8% and 3.5%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. As of March 31, 2007, free cash in our non-regulated businesses was $123 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, and other financing activities will continue to be provided from these resources. From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses. As of March 31, 2007, we had not utilized our revolving credit facility.

Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in our 2006 Form 10-K.

Overview of Cash Flow Activities

For the three-month periods ended March 31, 2007 and 2006 our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operations	$216,990	$224,587
Net cash used in investing activities	(36,600)	(79,601)
Net cash provided by financing activities	199,977	222,978

Cash Provided By Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the first quarter of 2007, cash provided from operations consisted primarily of $25.0 million of net income from operations, an increase in medical benefits payable of $91.4 million, an increase in unearned premiums of $208.2 million and $9.1 million increase in taxes payable.

Cash Used in Investing Activities: During the first quarter of 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $25.8 million in various short term investment instruments. An additional $4.3 million was invested in capitalized assets, which included expansion costs related to expansion of our Tampa facilities, and investments in technology needed to sustain our membership growth.

Cash From Financing Activities: Included in financing activities are funds held for the benefit of others, which increased approximately $190.4 million as of March 31, 2007. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in the Company’s results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members. An additional $6.3 million was received for options exercised.

We have a senior secured term loan facility of approximately $155 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. As of March 31, 2007, the revolving credit facility had not been utilized. As of March 31, 2007, our outstanding term loan interest rate was 7.875%.

Our senior debt is rated BB- by Standard & Poor’s and Ba3 by Moody’s at March 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of SEC Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, we had cash and cash equivalents of $1,344.9 million, investments classified as current assets of $151.1 million, and restricted investments on deposit for licensure of $60.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2007, the fair value of our fixed income investments would decrease by less than $1.0 million. Similarly, a 1% decrease in market interest rates at March 31, 2007 would result in an increase of the fair value of our investments of less than $1.6 million.

Item 4:  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chairman, President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that as of March 31, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Item 1A: Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-K.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 29, 2004.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities. As of March 31, 2007, we have used approximately $48.1 million of our offering proceeds in the original amount of $157.5 million. Of the proceeds used, $24.0 million was used to pay-off the related party note that we issued as part of the consideration for the acquisition of the WellCare group of companies and the remaining $24.1 million was used to fund other expansion opportunities, including the required statutory capital for our new markets.

Item 6:   Exhibits.

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Amendment number 1 to Medicaid Advantage Model Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 12, 2007	10.1
10.2	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 12, 2007	10.2
10.3	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	January 12, 2007	10.3
10.4	Amendment number 1 to the Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4
10.5	Amendment number 3 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	February 1, 2007	10.1
10.6	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	February 21, 2007	10.1
10.7	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	March 6, 2007	10.1
10.8	Amendment number 2 to the Medicaid Managed Care - Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.1
10.9	Amendment number 3 to the Medicaid Managed Care - Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.2
10.10	Amendment to Medicaid Advantage Care Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	March 30, 2007	10.3
10.11	Amendment number 2 to Medicaid Advantage Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	March 30, 2007	10.4
10.12	Amendment number 2 to AHCA Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc.*
10.13	Amendment number 2 to AHCA Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

	* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 9, 2007.

WELLCARE HEALTH PLANS, INC.

By:	/ s / Paul L. Behrens
Paul L. Behrens, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Amendment number 1 to Medicaid Advantage Model Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 12, 2007	10.1
10.2	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 12, 2007	10.2
10.3	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	January 12, 2007	10.3
10.4	Amendment number 1 to the Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4
10.5	Amendment number 3 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	February 1, 2007	10.1
10.6	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	February 21, 2007	10.1
10.7	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	March 6, 2007	10.1
10.8	Amendment number 2 to the Medicaid Managed Care - Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.1
10.9	Amendment number 3 to the Medicaid Managed Care - Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.2
10.10	Amendment to Medicaid Advantage Care Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	March 30, 2007	10.3
10.11	Amendment number 2 to Medicaid Advantage Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	March 30, 2007	10.4
10.12	Amendment number 2 to AHCA Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc.*
10.13	Amendment number 2 to AHCA Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida.*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

	* Filed herewith