Form 10-Q
period 2007-06-30
WELLCARE HEALTH PLANS, INC.
filed 2007-08-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes           ☐           No           ☒

As of August 1, 2007, there were 41,706,042 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I– FINANCIAL INFORMATION
Item 1:     Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,473,048	$964,542
Investments	166,264	126,422
Premium receivables, net	112,893	102,465
Other receivables from government partners, net	54,981	40,902
Prepaid expenses and other current assets	100,058	87,507
Deferred income taxes	40,531	14,841
Total current assets	1,947,775	1,336,679
Property, equipment and capitalized software, net	63,096	62,005
Goodwill	189,470	189,470
Other intangibles, net	17,451	18,855
Restricted investment assets	73,977	53,382
Other assets	2,283	1,839
Total Assets	$2,294,052	$1,662,230
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$601,255	$465,581
Unearned premiums	261,830	23,806
Accounts payable	9,832	8,015
Other accrued expenses	156,442	172,043
Other payables to government partners	49,854	104,076
Taxes payable	37,946	13,181
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	299,395	113,652
Other current liabilities	418	418
Total current liabilities	1,418,572	902,372
Long-term debt	153,301	154,021
Deferred income taxes	36,234	34,666
Other liabilities	7,680	8,116
Commitments and contingencies (see Note 6)	-	-
Total liabilities	1,615,787	1,099,175
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 41,682,464 and 40,900,134 shares
issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	417	409
Paid-in capital	329,643	294,443
Retained earnings	348,177	268,559
Accumulated other comprehensive income	28	(356)
Total stockholders' equity	678,265	563,055
Total Liabilities and Stockholders' Equity	$2,294,052	$1,662,230

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Premium	$1,320,529	$842,658	$2,542,295	$1,564,878
Investment and other income	19,229	10,153	36,896	18,317
Total revenues	1,339,758	852,811	2,579,191	1,583,195
Expenses:
Medical benefits	1,082,218	704,964	2,106,389	1,304,047
Selling, general and administrative	160,859	104,566	327,415	201,831
Depreciation and amortization	4,252	3,254	8,818	6,344
Interest	3,439	3,674	6,900	7,058
Total expenses	1,250,768	816,458	2,449,522	1,519,280
Income before income taxes	88,990	36,353	129,669	63,915
Income tax expense	34,345	14,179	50,051	24,973
Net income	$54,645	$22,174	$79,618	$38,942

Net income per common share (see Note 1):
Net income per common share — basic	$1.35	$0.56	$1.97	$1.00
Net income per common share — diluted	$1.30	$0.55	$1.90	$0.97

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months
	Ended June 30,
	2007	2006
Cash from operating activities:
Net income	$79,618	$38,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,818	6,344
Loss on disposal of fixed assets	-	1,259
Equity-based compensation expense, net of tax benefits	25,595	12,575
Incremental tax benefit received for option exercises	(13,713)	(2,160)
Deferred taxes, net	(24,122)	(14,386)
Changes in operating accounts:
Premiums receivable	(10,428)	(37,491)
Other receivables from government partners	(14,079)	(118,489)
Prepaid expenses and other current assets, net	(12,551)	(29,753)
Medical benefits payable	135,674	180,679
Unearned premiums	238,024	149,315
Accounts payable	1,817	51,891
Other accrued expenses	(15,601)	17,375
Other payables to government partners	(54,222)	-
Taxes payable, net	24,765	23,703
Other, net	(419)	(21)
Net cash provided by operating activities	369,176	279,783
Cash from investing activities:
Proceeds from sale and maturities of investments	39,932	49,371
Purchases of investments	(79,774)	(134,053)
Purchases and dispositions of restricted investments, net	(20,595)	(11,195)
Additions to property, equipment and capitalized software, net	(8,505)	(21,523)
Other investing activities	-	(944)
Net cash used in investing activities	(68,942)	(118,344)
Cash from financing activities:
Proceeds from common stock issuance, net	338	21,562
Proceeds from option exercises	13,256	3,302
Incremental tax benefit received for option exercises	13,713	2,160
Purchase of treasury stock	(3,978)	-
Payments on debt	(800)	(800)
Funds received for the benefit of members	185,743	224,730
Net cash provided by financing activities	208,272	250,954
Cash and cash equivalents:
Increase during period	508,506	412,393
Balance at beginning of period	964,542	421,766
Balance at end of period	$1,473,048	$834,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid for taxes	$35,277	$13,883
Cash paid for interest	$6,519	$6,810

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2.3 million members nationwide as of June 30, 2007.  The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs and the Family Health Plus programs.  Through its licensed subsidiaries, as of June 30, 2007, the Company operated its Medicaid health plans in Florida, New York, Connecticut, Illinois, Missouri, Ohio and Georgia.  The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans.  As of June 30, 2007, the Company offered its MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia, its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) in February 2007.  In the opinion of the Company's management, the interim financial statements reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented.  The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Certain 2006 amounts in the condensed consolidated interim financials statements have been condensed to conform to the 2007 presentation.

Net Income per Common Share

The Company computes basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding.  Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares and employee stock options using the treasury stock method.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited, in thousands, except member and share data)

    The following table presents the calculation of net income per common share – basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income – basic and diluted	$54,645	$22,174	$79,618	$38,942
Denominator:
Weighted-average common shares outstanding – basic	40,585,325	39,345,011	40,375,445	38,970,062
Dilutive effect of:
unvested restricted common shares	413,877	523,931	448,310	560,039
stock options	937,091	761,512	985,815	766,383
Weighted-average common shares outstanding – diluted	41,936,293	40,630,454	41,809,570	40,296,484

Net income per common share:
Net income per common share – basic	$1.35	$0.56	$1.97	$1.00
Net income per common share – diluted	$1.30	$0.55	$1.90	$0.97

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive.  For the three-month and six-month periods ended June 30, 2007, approximately 65,000 and 478,600 shares with exercise prices ranging from $90.35 to $92.99 and $85.53 to $92.99 per share were excluded from diluted weighted-average common shares outstanding, respectively.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.  FIN 48 also requires significant additional disclosures.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s condensed consolidated financial statements.

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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited, in thousands, except member and share data)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The pronouncement is effective for fiscal years beginning after November 15, 2007.  The Company intends to adopt the new standard during the first quarter of 2008 as required.  The Company is currently evaluating the impact of SFAS 159 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

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

Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Premium revenue:
Medicaid	$652,357	$387,950	$1,288,751	$741,425
Medicare	668,172	454,708	1,253,544	823,453
Total	1,320,529	842,658	2,542,295	1,564,878
Medical benefits expense:
Medicaid	542,790	310,258	1,072,096	589,450
Medicare	539,428	394,706	1,034,293	714,597
Total	1,082,218	704,964	2,106,389	1,304,047
Gross margin:
Medicaid	109,567	77,692	216,655	151,975
Medicare	128,744	60,002	219,251	108,856
Total	$238,311	$137,694	$435,906	$260,831

3.     EQUITY-BASED COMPENSATION

The compensation expense recorded related to our equity-based compensation awards for the three months ended June 30, 2007 and 2006 was $6,267 and $4,671, respectively, and $11,887 and $8,650 for the six months ended June 30, 2007 and 2006, respectively.  During the three months ended June 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 77,523 shares of common stock at a weighted-average exercise price of $90.12 per share and a weighted-average Black-Scholes fair value of $24.28 per share.  During the six months ended June 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 560,701 shares of common stock at a weighted-average exercise price of $84.90 per share and a weighted-average Black-Scholes fair value of $23.93 per share.  At June 30, 2007, options for 2,678,114 shares were outstanding with a weighted-average exercise price of $44.06 per share.  The total intrinsic value, determined as of the date of exercise, of options exercised during the three months ended June 30, 2007 and 2006 was $25,783 and $4,193, respectively, and $41,901 and $8,306 for the six months ended June 30, 2007 and 2006, respectively.  During the three-month and six-month periods ended June 30, 2007, the Company granted 60,034 and 252,126 restricted shares, respectively, under the Company’s 2004 Equity Incentive Plan at a weighted-average grant-date fair value of $88.74 and $84.56, respectively.  At June 30, 2007, 867,519 restricted shares remain unvested.  The total fair value of restricted shares vested during the three months ended June 30, 2007 and 2006 was $3,073 and $1,078, respectively, and $5,683 and $1,772 for the six months ended June 30, 2007 and 2006, respectively.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited, in thousands, except member and share data)

As of June 30, 2007, there was $62,863 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.7 years.

4.     INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes.  As of June 30, 2007, net deferred tax assets were approximately $4,297.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

5.     CREDIT AGREEMENT

The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of $154,900 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swingline basis.  The term loan and credit facilities are secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities.  Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%.  The term loan matures in May 2009, and the revolving credit facility will expire in May 2008.  The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement.  As of June 30, 2007, the revolving credit facility had not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens and to enter into business combination transactions.  The Company believes that it is in compliance with all the financial and non-financial covenants under the Credit Agreement as of June 30, 2007.

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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report, our audited consolidated financial statements and the notes thereto for the year ended December 31, 2006, appearing in the 2006 Form 10-K.

This Quarterly Report on Form 10-Q contains “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “potential,” “continues” and similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.  These risks and uncertainties include, but are not limited to:

•	the potential expiration, cancellation or suspension of our state or federal contracts;
•	our lack of prior operating history in expansion markets such as Georgia, Missouri and Ohio, including lack of experience with network providers and health benefits management in such markets;
•	our lack of prior operating history in our PDP program and PFFS program;
•	our ability to accurately predict and effectively manage health benefits and other operating expenses, including our ability to reinsure certain risks related to medical expenses;
•
the potential for confusion in the marketplace concerning PDP and PFFS programs resulting from, among other things, the proliferation of healthcare options facing Medicare beneficiaries and the complexity of the PDP and PFFS programs, including the benefit structures and the relative lack of awareness of these programs among healthcare providers, pharmacists, patient advocates and state regulators;

•	our ability to accurately estimate incurred but not reported medical costs;
•	risks associated with future changes in laws applicable to our business, including repeal or modification of the Medicare Modernization Act of 2003 or any portion thereof;
•	potential reductions in funding for government healthcare programs, including proposals in Congress to reduce funding of Medicare Advantage programs;
•	risks associated with periodic government rate reimbursement adjustments, including the timing of the CMS risk-corridor payments to PDP providers and other program reconciliations;
•	risks associated with negative publicity regarding the health insurance industry, including government programs managed care organizations;
•	our ability to develop processes and systems to support our operations and future growth;
•	regulatory changes and developments, including potential marketing restrictions, sanctions, governmental investigations or premium recoupments;
•	potential fines, penalties or operating restrictions resulting from regulatory audits, examinations, investigations or other inquiries;
•	risks associated with our acquisition strategy;
•	risks associated with our efforts to expand into additional states, counties and lines of business;
•	risks associated with our substantial debt obligations; and
•	risks associated with our rapid growth, including our ability to attract and retain qualified management personnel.

Additional information concerning these and other important risks and uncertainties can be found under the headings “Forward-Looking Statements” and “Risk Factors” in the 2006 Form 10-K and “Risk Factors” in this Form 10-Q for the quarterly period ended June 30, 2007, which contain discussions of our business and the various factors that may affect it.  We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We provide managed care services exclusively to government-sponsored healthcare programs, focusing on Medicare and Medicaid.  We offer a variety of Medicare and Medicaid plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2.3 million members nationwide as of June 30, 2007.

Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled persons.  It is state operated and implemented, although it is funded by both the state and federal governments.  Our Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, and recipients of the Temporary Assistance to Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, State Children’s Health Insurance (“S-CHIP”) programs and the Family Health Plus (“FHP”) programs.  The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals.  Families who exceed the income thresholds for Medicaid may be able to qualify for the state S-CHIP and FHP programs.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits.  Medicare is administered and funded by the federal Centers for Medicare & Medicaid Services (“CMS”).  Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans.  Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service which individuals enroll into directly through CMS.  MCC plans are plans that are administered through a health maintenance organization and generally require members to seek healthcare services from a network of healthcare providers.  PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program.

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

Through our licensed subsidiaries, as of June 30, 2007, we operated Medicaid plans in Florida, New York, Connecticut, Illinois, Missouri, Georgia and Ohio and our MCC plans in Florida, New York, Connecticut, Illinois, Louisiana and Georgia.  We also operated stand-alone Medicare PDP plans in all 50 states and the District of Columbia and Medicare PFFS plans in 793 counties in 39 states and the District of Columbia.

The following tables summarize our membership by segment and line of business as of June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Medicaid
TANF	858,000	779,000
S-CHIP	217,000	162,000
SSI	70,000	59,000
FHP	31,000	27,000
	1,176,000	1,027,000

Medicare
MA	155,000	83,000
PDP	971,000	901,000
	1,126,000	984,000

Total	2,302,000	2,011,000

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

We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance and, for some of our Medicare plans, member co-payments and premiums.  National healthcare costs have been increasing at a higher rate than the general inflation rate, however, and relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results.  Changes in healthcare laws, regulations and practices, levels of use of healthcare services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

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

S-CHIP, developed in 1997, is a federal/state matching program that provides healthcare coverage to children in low income families not otherwise covered by Medicaid or other insurance programs.  It must be reauthorized by Congress during the current year.  S-CHIP enables a segment of the large uninsured population in the United States to receive healthcare benefits.  States have the option of administering S-CHIP through their Medicaid programs.

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

We have experienced and continue to expect seasonality and fluctuations in our PDP earnings on a quarterly basis resulting from the design of our benefits and the interaction of various product features, such as deductibles, co-payments, the coverage gap, catastrophic coverage, risk corridors and reinsurance arrangements, all of which will impact our PDP earnings.  Our PDP medical costs will be higher in the first half of the year than in the second half of the year.  As a result, our net income margins will be lower in the first half of the year than the second half of the year.  This seasonality and fluctuation is likely to be more pronounced in future years as the methodology to calculate the CMS risk corridors are modified.  During 2006, we purchased a one-year, nonrenewable, aggregate reinsurance policy for calendar year 2006 to mitigate the risks associated with our launch of our PDP product by complementing the risk corridor protection and catastrophic coverage provided by CMS under the Medicare Part D program.  The terms of this aggregate reinsurance policy resulted in higher recoveries in periods of higher medical benefits ratios and lower or no recoveries in periods of lower medical benefits ratios.  The recoveries and net reinsurance impact under this aggregate reinsurance policy were cumulative over the one-year term of the policy.  Our gross profit on our Medicare segment was unfavorably impacted by a reinsurance expense of approximately $11 million in the three-month period ended June 30, 2006 and a net reinsurance expense of $1.0 million for the six-month period ended June 30, 2006.  In light of the 2007 PDP bid results and our 2006 experience with the PDP product, we did not purchase a similar reinsurance arrangement in 2007.

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

Revenue recognition.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions.  Our MA and PDP contracts with CMS generally have terms of one year.  We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members.  Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided.  We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors.  An allowance is established for the estimated amount that may not be collectible.  This allowance has not been significant to premium revenue.  The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage.  We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract.  However, our CMS payment is subject to (i) risk corridor adjustments and (ii) subsidies in order for us and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.  The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids to actual prescription drug costs.  Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received.  Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan.  We estimate and recognize an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to terminate at the end of each reporting period.  Accordingly, this estimate provides no consideration to future pharmacy claims experience.  Premiums collected in advance are deferred and reported as unearned premiums in the accompanying condensed consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

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

We have used a consistent methodology for estimating our medical benefits expense and medical benefits payable.  Our policy is to record management’s best estimate of medical benefits payable.  Monthly, we estimate ultimate benefits payable based upon historical experience and other available information as well as assumptions about emerging trends, which vary by business segment.  The process for preparing the estimate utilizes standard actuarial methodologies based on historical data.  These standard actuarial methodologies include, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected healthcare cost inflation, seasonality patterns and changes in membership.  In developing the estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated.  For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate our claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months.  We validate our estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in older months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data, expressed as a percentage of total revenues, for each period indicated.  The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Operations Data:
Revenues
Premium	98.6%	98.8%	98.6%	98.8%
Investment and other income	1.4%	1.2%	1.4%	1.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Medical benefits	80.8%	82.7%	81.7%	82.4%
Selling, general and administrative	12.0%	12.3%	12.7%	12.7%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Interest	0.3%	0.4%	0.3%	0.5%
Total expenses	93.4%	95.8%	95.0%	96.0%
Income before income taxes	6.6%	4.2%	5.0%	4.0%
Income tax expense	2.5%	1.7%	1.9%	1.6%
Net Income	4.1%	2.5%	3.1%	2.4%

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

Three- and Six- Month Periods Ended June 30, 2007 Compared to the Three- and Six- Month Periods Ended June 30, 2006

Premium revenue.  Premium revenues for the three months ended June 30, 2007 increased $477.9 million, or 56.7%, to $1.3 billion from $842.7 million for the same period last year.  For the six months ended June 30, 2007, premium revenues increased $977.4 million, or 62.5%, to $2.5 billion from $1.6 billion for the same period last year.  The increase is primarily attributable to membership growth in both our Medicaid and Medicare segments.  The Medicaid segment increase is principally in Georgia.  The Medicare segment increase is primarily related to PDP and the launch of PFFS in January 2007.  Total membership grew by approximately 291,000 members, or 14.5%, from 2,011,000 at June 30, 2006 to 2,302,000 at June 30, 2007.

The Medicaid segment premium revenue for the three months ended June 30, 2007 increased $264.4 million, or 68.1%, to $652.4 million from $388.0 million for the same period last year.  For the six months ended June 30, 2007, Medicaid segment premium revenue increased $547.3 million, or 73.8%, to $1.3 billion from $741.4 million for the same period last year.  The increase in Medicaid segment revenue is due to growth in membership, principally in Georgia, coupled with increases in premium rates in certain markets.  Aggregate membership in our Medicaid segment grew by 149,000 members, or 14.5%, from 1,027,000 at June 30, 2006 to 1,176,000 at June 30, 2007.

	Medicaid Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$652.4	$388.0	$1,288.8	$741.4
% of Total Premium Revenues	49.4%	46.0%	50.7%	47.4%

Membership	1,176,000	1,027,000	1,176,000	1,027,000
% of Total Membership	51.1%	51.1%	51.1%	51.1%

Medicare segment premium revenue for the three months ended June 30, 2007 increased $213.5 million, or 47.0%, to $668.2 million from $454.7 million for the same period last year.  For the six months ended June 30, 2007, Medicare segment premium revenue increased $430.1 million, or 52.2%, to $1.3 billion from $823.5 million for the same period last year.  Growth in premium revenue within the Medicare segment was primarily due to PDP membership growth, the launch of PFFS and premium increases associated with the demographic mix of our MA membership growth.  Membership within the Medicare segment grew by 142,000 members, or 14.4%, from 984,000 at June 30, 2006 to 1,126,000 at June 30, 2007, principally due to PDP and the new PFFS product.

	Medicare Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$668.2	$454.7	$1,253.5	$823.5
% of Total Premium Revenues	50.6%	54.0%	49.3%	52.6%

Membership	1,126,000	984,000	1,126,000	984,000
% of Total Membership	48.9%	48.9%	48.9%	48.9%

Investment and other income.  Investment and other income for the three months ended June 30, 2007 increased $9.0 million, or 88.2%, to $19.2 million from $10.2 million for the same period last year.  For the six months ended June 30, 2007, investment income increased $18.6 million, or 101.6%, to $36.9 million from $18.3 million for the same period last year.  The increase was due primarily to a higher average cash balance and the investment of excess cash generated by operations.

Medical benefits expense.  Medical benefits expense for the three months ended June 30, 2007 increased $377.2 million, or 53.5%, to $1.1 billion from $705.0 million for the same period last year.  For the six months ended June 30, 2007, medical benefits expense increased $802.3 million, or 61.5%, to $2.1 billion from $1.3 billion for the same period last year.  The increase in medical benefits expense was due to growth in membership, principally in Georgia, PDP and PFFS.  The medical benefits ratio, which represents our medical benefits expense as a percentage of premium revenue, for the three months ended June 30, 2007 was 82.0% compared to 83.7% for the same period last year.  For the six months ended June 30, 2007, the medical benefits ratio was 82.9% compared to 83.3% for the same period last year.  The medical benefits ratio decreased primarily as a result of declines in our PDP and our MA products due to improvements in healthcare and pharmacy utilization patterns of our members.

The Medicaid segment medical benefits expense for the three months ended June 30, 2007 increased $232.5 million, or 74.9%, to $542.8 million from $310.3 million for the same period last year.   The increase in Medicaid medical benefits expense was primarily due to growth in membership, principally in Georgia, accounting for $155.0 million of the increase when comparing the three-month periods, partially off-set by favorable medical benefit trends in some of our other markets.  For the six months ended June 30, 2007, Medicaid medical benefits expense increased $482.6 million, or 81.9%, to $1.1 billion from $589.5 million for the same period last year.  Membership growth accounted for $456.8 million of the increase, principally in Georgia, accounting for $372.6 million when comparing the six-month periods, partially off-set by the favorable trends in some of our other markets.  The Medicaid medical benefits ratio for the three months ended June 30, 2007 was 83.2% compared to 80.0% for the same period last year.  For the six months ended June 30, 2007, the Medicaid medical benefits ratio was 83.2% compared to 79.5% for the same period last year.  This increase resulted from changes in the healthcare utilization pattern of our members and the demographic mix of our members.

	Medicaid Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medical benefits expense	$542.8	$310.3	$1,072.1	$589.5
MBR	83.2%	80.0%	83.2%	79.5%

Medicare segment medical benefits expense for the three months ended June 30, 2007 increased $144.7 million, or 36.7%, to $539.4 million from $394.7 million for the same period last year.  The increase was primarily due to the growth in membership related to the launch of PFFS, which accounted for $110.0 million of the increase in the quarter.  Increased healthcare costs, overall membership growth and changes in membership mix accounted for the remaining quarterly increase.  For the six months ended June 30, 2007, Medicare medical benefits expense increased $319.7 million, or 44.7%, to $1.0 billion from $714.6 million for the same period last year.  PFFS accounted for $177.3 million and PDP membership growth accounted for $125.0 million of the increase in the six-month period, while increased healthcare costs and changes in membership mix accounted for the remaining six month increase.  The Medicare medical benefits ratio for the three months ended June 30, 2007 was 80.7% compared to 86.8% for the same period last year.  For the six months ended June 30, 2007, the Medicare medical benefits ratio was 82.5% compared to 86.8% for the same period last year.  High PDP membership retention and the absence of a formulary transition period resulted in better formulary compliance and increased generic fill rates in 2007, which lowered overall medical expenses.

	Medicare Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medical benefits expense	$539.4	$394.7	$1,034.3	$714.6
MBR	80.7%	86.8%	82.5%	86.8%

Selling, general and administrative expense.  Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2007 increased $56.3 million, or 53.8%, to $160.9 million from $104.6 million for the same period last year.  For the six months ended June 30, 2007, SG&A expense increased $125.6 million, or 62.2%, to $327.4 million from $201.8 million for the same period last year.  Our SG&A expense to revenue ratio was 12.0% for the three months ended June 30, 2007 compared to 12.3% for the same period last year.  For the six months ended June 30, 2007, our SG&A expense to revenue ratio was 12.7% compared to 12.7% for the same period last year.  The increase in SG&A expense was primarily due to increased spending necessary to support and sustain our membership growth.

	Selling, General and Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SG&A	$160.9	$104.6	$327.4	$201.8
SG&A expense to total revenue ratio	12.0%	12.3%	12.7%	12.7%

Interest expense.  Interest expense was $3.4 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and $6.9 million and $7.1 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease primarily relates to the $25 million reduction in the outstanding debt balance as a result of the third quarter 2006 repayment of a note due to a related party.

Income tax expense.  Income tax expense for the three months ended June 30, 2007 was $34.3 million with an effective tax rate of 38.5% as compared to $14.2 million for the same period last year with an effective tax rate of 39.0%.  Income tax expense for the six months ended June 30, 2007 was $50.1 million with an effective tax rate of 38.6% as compared to $25.0 million for the same six-month period last year with an effective tax rate of 39.1%.

	Income Tax Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income tax expense	$34.3	$14.2	$50.1	$25.0
Effective tax rate	38.5%	39.0%	38.6%	39.1%

Net income.  Net income for the three months ended June 30, 2007 was $54.6 million compared to $22.2 million for the same period last year, representing an increase of 145.9%.  For the six months ended June 30, 2007, net income was $79.6 million compared to $38.9 million for the same period last year, representing an increase of 104.6%.

	Net Income
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net income	$54.6	$22.2	145.9%	$79.6	$38.9	104.6%
Net income per diluted share	$1.30	$0.55	136.4%	$1.90	$0.97	95.9%

Liquidity and Capital Resources

We manage our cash and investments in a manner that allows us to meet our short-term, long-term and regulatory requirements.  We monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities.  As of June 30, 2007 and 2006, cash and cash equivalents were $1.5 billion and $834.2 million, respectively.  We also had short-term investments of $166.3 million and $178.8 million at June 30, 2007 and 2006, respectively.

Our regulated subsidiaries are financed principally through internally generated funds.  We generate cash mainly from premium revenue, and we generally receive premium revenue in advance of payment of claims for related healthcare services.  Our primary use of cash is the payment of expenses related to medical benefits and administrative costs.   Our investment policies are designed primarily to provide liquidity and preserve capital.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their funds.  As of June 30, 2007 and 2006, a substantial portion of our cash was invested in certificates of deposit and a portfolio of highly liquid money market securities with a weighted-average maturity of 99 days and 86 days, respectively.  The average portfolio yield for the three-month periods ended June 30, 2007 and 2006 was approximately 3.72% and 3.87%, respectively.

Our non-regulated businesses also generate positive cash flows that are used for corporate purposes.  At June 30, 2007, free cash in our non-regulated businesses was approximately $107 million.  We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds.  The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.

We expect our future funding for working capital needs, capital expenditures, long-term debt repayments, and other financing activities will continue to be provided from these resources.  From time to time, we may need to raise additional capital or draw on our revolving credit facility to fund planned geographic and product expansion or acquire healthcare businesses.  As of June 30, 2007, we had not utilized our revolving credit facility.

Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in our 2006 Form 10-K.

Overview of Cash Flow Activities

For the six-month periods ended June 30, 2007 and 2006, our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operations	$369,176	$279,783
Net cash used in investing activities	(68,942)	(118,344)
Net cash provided by financing activities	208,272	250,954

Cash from Operations:  As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims.  During the six-month period ended June 30, 2007, cash provided from operations consisted primarily of $79.6 million of net income from operations, an increase in medical benefits payable of $135.7 million, an increase of $238.0 million in unearned premiums and $24.8 million increase in taxes payable.

Cash from Investing Activities:  During the six-month period ended June 30, 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $79.8 million in various short term investment instruments and $20.6 million in restricted investments.  An additional $8.5 million was invested in capitalized assets and investments in technology needed to sustain our membership growth.

Cash from Financing Activities:  Included in financing activities are funds held for the benefit of others, which increased approximately $185.7 million as of June 30, 2007.   These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.  An additional $13.3 million was received for options exercised.

We have a senior secured term loan facility of approximately $155 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis.  The term loan matures in May 2009, and the revolving credit facility will expire in May 2008.  As of June 30, 2007, the revolving credit facility had not been utilized.  As of June 30, 2007, our outstanding term loan interest rate was 7.875%.  As of June 30, 2007, our senior debt was rated BB- by Standard & Poor’s and Ba3 by Moody’s.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of Regulation S-K.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2007, we had cash and cash equivalents of $1.5 billion, investments classified as current assets of $166.3 million, and restricted investments on deposit for licensure of $74.0 million.  The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale.  Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements.  The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2007, the fair value of our fixed income investments would decrease by less than $1.4 million.  Similarly, a 1% decrease in market interest rates at June 30, 2007 would result in an increase of the fair value of our investments of less than $1.7 million.

Item 4:     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chairman, President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”).  Based on the evaluation, our CEO and CFO concluded that as of June 30, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal control will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of control also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Part II– OTHER INFORMATION

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

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities.  As of June 30, 2007, we have used approximately $48.1 million of our offering proceeds in the original amount of $157.5 million.  Of the proceeds used, $24.0 million was used to pay-off the related party note that we issued as part of the consideration for the acquisition of the WellCare group of companies and the remaining $24.1 million was used to fund other expansion opportunities, including the required statutory capital for our new markets.

Item 4:   Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 12, 2007.  We solicited proxies for the meeting pursuant to Regulation 14A under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected.  The continuing directors whose terms expire in 2008 are Todd S. Farha, Kevin Hickey and Regina Herzlinger.  The continuing directors whose terms expire in 2009 are D. Robert Graham, Christian Michalik and Ruben King-Shaw.  At the meeting, the matters listed below were submitted to a vote of our stockholders.

	Proposal One:	The election of two directors to serve as Class III Directors through 2010. The vote with respect to each nominee was as follows:

(a)	33,090,189 votes were cast for the election of Alif Hourani as a director; 2,990,597 votes were withheld.

(b)	35,652,276 votes were cast for the election of Neal Moszkowski as a director; 428,510 votes were withheld.

	Proposal Two:	Ratification of independent registered public accounting firm for 2007. There were 36,019,718 votes cast in favor of this proposal, 39,062 against and 22,006 abstentions.

Item 6: Exhibits.
Exhibit Index
		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 11, 2007	10.1
10.2	Amendment number 1 to the Department of Community Health Contract No. 651, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 24, 2007	10.1
10.3	Amendment number 4 to the Medicaid Managed Care – Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 4, 2007	10.1
10.4	Amendment number 4 to the Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	May 17, 2007	10.1
10.5	Amendment to Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	June 8, 2007	10.1
10.6	Amendment number 16 to Purchase of Service Contract number 093-MED-FCHP-1 (HUSKY A), between the Department of Social Services and WellCare of Connecticut, Inc.*	10-Q	August 3, 2007	10.6
10.7	Amendment number 1 to Purchase of Service Contract number 093-HUS-WCC-2 (HUSKY B), between the Department of Social Services and WellCare of Connecticut, Inc.*	10-Q	August 3, 2007	10.7
10.8	Amendment number 3 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.1
10.9	Amendment number 3 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.2
10.10	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	June 29, 2007	10.1
10.11	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC).	8-K	June 29, 2007	10.2
10.12	Amendment number 1 to Contract No. FA615, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid 2006-2009).	8-K	June 29, 2007	10.3
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
	* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 3, 2007.

WELLCARE HEALTH PLANS, INC.

By:	/ s / Paul L. Behrens
Paul L. Behrens, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Exhibit Index
		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 11, 2007	10.1
10.2	Amendment number 1 to the Department of Community Health Contract No. 651, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 24, 2007	10.1
10.3	Amendment number 4 to the Medicaid Managed Care – Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 4, 2007	10.1
10.4	Amendment number 4 to the Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	May 17, 2007	10.1
10.5	Amendment to Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	June 8, 2007	10.1
10.6	Amendment number 16 to Purchase of Service Contract number 093-MED-FCHP-1 (HUSKY A), between the Department of Social Services and WellCare of Connecticut, Inc.*	10-Q	August 3, 2007	10.6
10.7	Amendment number 1 to Purchase of Service Contract number 093-HUS-WCC-2 (HUSKY B), between the Department of Social Services and WellCare of Connecticut, Inc.*	10-Q	August 3, 2007	10.7
10.8	Amendment number 3 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.1
10.9	Amendment number 3 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.2
10.10	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	June 29, 2007	10.1
10.11	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC).	8-K	June 29, 2007	10.2
10.12	Amendment number 1 to Contract No. FA615, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid 2006-2009).	8-K	June 29, 2007	10.3
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
	* Filed herewith