Form 10-Q
period 2007-09-30
WELLCARE HEALTH PLANS, INC.
filed 2009-01-26
CIK 1279363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes    ☐       No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐			(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐       No    ☒

As of January 20, 2009, there were 42,245,657 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

		Page
Part I — FINANCIAL INFORMATION

Explanatory Note		2
Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 as Restated	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 as Restated	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 as Restated	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures

Explanatory Note

As previously disclosed, on October 24, 2007, certain federal and state agencies executed a search warrant at our headquarters in Tampa, Florida.  Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend remedial measures to the Board for its consideration.  The Special Committee and the Company are cooperating fully with federal and state regulators and enforcement officials in these matters.  The Special Committee’s review is ongoing and we cannot provide assurances as to when it will be completed.  Based on the issues referred to date to the Special Committee, other than as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), we currently do not believe that the work of the Special Committee will result in any material adjustments to the accompanying financial statements.

Upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 (the “Restatement Period”), be restated.

The filing of this quarterly report on Form 10-Q was delayed due to, among other things, the time required for us to perform a review of the issues identified in the Special Committee investigation and restate our previously issued audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein.  This quarterly report on Form 10-Q includes restated information for the three- and nine-month periods ended September 30, 2006 as well as for the year ended December 31, 2006.

Simultaneously with the filing of this quarterly report on Form 10-Q, we are filing our 2007 10-K.  Our 2007 10-K contains the restatement of our audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein.  The information contained herein with respect to the three-month period ended September 30, 2007 is reflected in our 2007 10-K.

We are in the process of preparing amendments to our quarterly reports on Form 10-Q for the first and second quarters of 2007, which, when filed, will contain the restatement of our unaudited condensed consolidated financial statements for the three- month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, respectively.  We are also preparing our quarterly reports for each of the first three quarters of 2008, all of which are past due.  We intend to file our amended 2007 first and second quarter Form 10-Qs and our past due 2008 Form 10-Qs as soon as practical.

References to the “Company,” “WellCare,” “we,” “our,”  and “us” in this quarterly report on Form 10-Q refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Throughout this quarterly report on Form 10-Q, we refer to specified disclosures contained within our 2007 10-K, including disclosures related to the restatement and related matters and regarding events related to us and our business that have occurred subsequent to September 30, 2007, the period covered by this report.  Therefore, you should read this quarterly report on Form 10-Q in conjunction with our 2007 10-K, a copy of which can be accessed at the website of the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov.

Part I — FINANCIAL INFORMATION

Item 1.            Financial Statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2007	2006
		(As restated)
Assets
Current Assets:
Cash and cash equivalents	$1,203,412	$964,542
Investments	286,255	126,422
Premium and other receivables, net	151,665	100,561
Other receivables from government partners, net	13,780	40,902
Prepaid expenses and other currrent assets, net	99,259	87,163
Deferred income taxes	41,735	19,901
Total current assets	1,796,106	1,339,491
Property, equipment and capitalized software, net	63,295	61,258
Goodwill	189,470	189,470
Other intangible assets, net	16,843	18,855
Restricted investment assets	86,568	53,382
Other assets	63,144	1,842
Total Assets	$2,215,426	$1,664,298
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$536,362	$460,728
Unearned premiums	37,354	3,313
Accounts payable	7,695	7,764
Other accrued expenses	254,311	194,295
Other payables to government partners	152,721	148,606
Taxes payable	5,329	1,133
Deferred income taxes	—	1,735
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	157,618	113,652
Other current liabilities	418	418
Total current liabilities	1,153,408	933,244
Long-term debt	152,941	154,021
Deferred income taxes	93,776	31,858
Other liabilities	67,951	8,116
Total liabilities	1,468,076	1,127,239
Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,902,195 and 40,900,134 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	419	409
Paid-in capital	350,521	297,351
Retained earnings	396,236	239,238
Accumulated other comprehensive income	174	61
Total stockholders’ equity	747,350	537,059
Total Liabilities and Stockholders’ Equity	$2,215,426	$1,664,298

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Revenues:
Premium	$1,328,465	$921,981	$3,924,981	$2,554,232
Investment and other income	29,961	14,529	66,819	32,845
Total revenues	1,358,426	936,510	3,991,800	2,587,077
Expenses:
Medical benefits	972,880	735,608	3,136,999	2,116,586
Selling, general and administrative	216,146	125,526	543,461	328,566
Depreciation and amortization	4,924	6,397	13,742	12,741
Interest	3,418	3,624	10,317	10,682
Total expenses	1,197,368	871,155	3,704,519	2,468,575
Income before income taxes	161,058	65,355	287,281	118,502
Income tax expense	81,712	25,559	130,282	46,762
Net income	$79,346	$39,796	$156,999	$71,740

Net income per common share (see Note 1):
Net income per common share — basic	$1.94	$1.00	$3.87	$1.83
Net income per common share — diluted	$1.88	$0.97	$3.74	$1.77

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
		(As Restated)
Cash from (used in) operating activities:
Net income	$156,999	$71,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,742	12,741
Gain on extinguishment of debt	—	(1,000)
Realized gain on investments	—	46
Loss on disposal of fixed assets	21	1,658
Equity-based compensation expense	17,804	14,208
Incremental tax benefit received for option exercises	(22,607)	(4,496)
Deferred taxes, net	(19,942)	2,870
Changes in operating accounts:
Premiums and other receivables, net	(51,104)	(25,024)
Other receivables from government partners, net	27,123	(64,736)
Prepaid expenses and other, net	(9,216)	(41,978)
Medical benefits payable	75,634	251,903
Unearned premiums	34,041	(1,988)
Accounts payables and other accrued expenses	59,947	94,356
Taxes, net	85,094	18,806
Net cash provided by operations	367,536	329,106
Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	37,239	97,860
Purchases of investments	(197,072)	(134,825)
Purchases and dispositions of restricted investments	(33,186)	(15,686)
Additions to property and equipment, net	(13,788)	(22,397)
Other investing activities	—	(3,893)
Net cash used in investing activities	(206,807)	(78,941)
Cash from (used in) financing activities:
Proceeds from common stock issuance, net	—	21,619
Proceeds from option exercises and other	12,769	5,744
Incremental tax benefit received for option exercises	22,607	4,496
Repayments on debt	(1,200)	(25,200)
Funds received for the benefits of members, net of disbursements	43,965	110,318
Net cash provided by financing activities	78,141	116,977
Cash and cash equivalents:
Increase during year	238,870	367,142
Balance at beginning of year	964,542	421,766
Balance at end of year	$1,203,412	$788,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$64,998	$50,266
Cash paid for interest	$9,292	$13,539

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “WellCare,” “we,” “our” or “us”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,336,000 members nationwide as of September 30, 2007.  The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs and the Family Health Plus programs.  Through its licensed subsidiaries, as of September 30, 2007 the Company operated its Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio.  The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans.  As of September 30, 2007, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Louisiana and New York, and its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the 2007 10-K, filed with the SEC on January 26, 2009.  In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented.  The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Certain 2006 amounts in the condensed consolidated interim financial statements have been condensed or reclassified to conform to the 2007 presentation.

Net Income per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Numerator:
Net income — basic and diluted (in thousands)	$79,346	$39,796	$156,999	$71,740
Denominator:
Weighted-average common shares outstanding — basic	40,969,300	39,644,042	40,575,572	39,197,820
Dilutive effect of:
Unvested restricted common shares	380,044	451,788	421,312	511,410
stock options	870,359	862,735	946,638	789,334
Weighted-average common shares outstanding — diluted	42,219,703	40,958,565	41,943,522	40,498,564

Net income per common share:
Net income per common share — basic	$1.94	$1.00	$3.87	$1.83
Net income per common share — diluted	$1.88	$0.97	$3.74	$1.77

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

Certain options to purchase common stock were not included in weighted-average common shares outstanding — diluted and therefore are not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive.  For the three- and nine-month periods ended September 30, 2007, approximately 6,700 shares with an exercise price of $105.37 and 108,200 shares with exercise prices ranging from $90.05 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively.  For the three- and nine-month periods ended September 30, 2006, approximately 18,500 shares with exercise prices ranging from $55.01 to $59.40 and 692,000 shares with exercise prices ranging from $47.40 to $59.40 per share were excluded from diluted weighted-average common shares outstanding, respectively.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.  FIN 48 also requires significant additional disclosures.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The Company adopted the new standard during the first quarter of 2007 as required.  There was no cumulative effect of adopting FIN 48 for 2007.

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009.  Early adoption is not permitted.  The Company does not expect the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 amends and expands the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for financial statements issued for fiscal years

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of FAS 160 will have an impact on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The pronouncement is effective for fiscal years beginning after November 15, 2007.  The Company adopted the new standard during the first quarter of 2008 as required.  The Company has evaluated the impact of FAS 159 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141R”).  FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction.  FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired.  The changes to be effected with FAS 141R from the current guidance include, but are not limited to treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities.  FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination.  FAS 141R must be applied prospectively to all new acquisitions closing on or after January 1, 2009.  The impact of this pronouncement will depend on future acquisition activity of the Company, if any.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”).  FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  The standard is effective for fiscal year 2009 and must be applied prospectively.  The Company does not expect that the adoption of FAS 160 will have an impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements.  The pronouncement is effective for fiscal years beginning after November 15, 2007.  The guidance in FAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments, and (ii) certain financial and hybrid instruments measured at initial recognition under FAS 133, which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application).  The Company adopted the new standard during the first quarter of 2008 as required.  The Company has evaluated the impact of FAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

2.                                      RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In October, 2007, certain federal and state agencies executed a search warrant at the headquarters of the Company in Tampa, Florida.  Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend to the Board for its consideration remedial measures.  The Special Committee retained an outside law firm to advise and assist it in the investigation.  The Special Committee and the Company are cooperating fully with regulators and enforcement officials.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

Upon consideration of certain issues identified in the Special Committee investigation and as discussed below, in July, 2008, management and the Board determined that our previously issued consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 be restated.  In addition, in light of the work of the Special Committee, we reassessed our previously issued unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007.  Based on such reassessment, management and the Board determined that our previously issued unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 be restated.  In this Report on Form 10-K, the years ended December 31, 2004, 2005 and 2006, and the three-month period ended March 31, 2007 and the three- and six-month periods June 30, 2007, are referred to collectively as the “Restatement Period.”

The restatements relate to accounting errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with the Florida Agency for Health Care Administration (“AHCA”) to provide behavioral health care services for our Florida Medicaid members (the “AHCA contract”), (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation pursuant to which we provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.

Simultaneously with the filing of this quarterly report on Form 10-Q, we are filing our 2007 10-K, which contains the restatement of our audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein, and for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007.  We refer you to our 2007 10-K for a discussion of the restatement and related matters.

 In each of the affected Medicaid programs, we receive premiums to be used to provide certain medical and health benefits.  Those premiums are subject to statutory or contractual obligations that require us to expend a minimum percentage of the premiums on eligible medical expense.  To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense.  With respect to the AHCA and Healthy Kids contracts, we have determined that we included certain ineligible medical expenses in our premium refund calculations, which understated the amount of the refunds.  In light of the inclusion of ineligible medical expenses in our refund calculations, we did not record an adequate liability for the refunds, which resulted in an error in our previously filed financial statements.  We also did not record an adequate liability for the anticipated refund amount with respect to the Illinois Medicaid program.

Summary of Restated and Reclassed Items

The following is a reconciliation of the Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows as originally reported to balances as restated for the year ended December 31, 2006, the three and nine months ended September 30, 2006, and the nine months ended September 30, 2006, respectively.  The adjustments below resulted from (1) the restatement as described above, (2) the correction of errors that were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements and (3) the adjustment of the presentation of certain amounts to conform to the 2007 presentation as presented in the Condensed Consolidated Balance Sheet.  The Company also has identified and recorded other adjustments as part of the restatement which are reflected in the table below that pertain to errors other than the adjustments discussed in the preceding paragraphs.  Such errors had been previously identified; however, the Company concluded that the amount of such errors, both individually and in the aggregate, were not material to the financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

2006 Condensed Consolidated Balance Sheet Reconciliation

	December 31, 2006					December 31, 2006
	(as originally reported)	Adjustments		Reclassifications		(as restated)
Assets
Current Assets:
Cash and cash equivalents	$964,542	$—		$—		$964,542
Investments	126,422	—		—		126,422
Premium and other receivables, net	102,465	(1,904	)(1)	—		100,561
Other receivables from government partners, net	40,902	—		—		40,902
Prepaid expenses and other currrent assets, net	87,507	(344	)(1)	—		87,163
Deferred income taxes	16,576	3,325	(1)	—		19,901
Total current assets	1,338,414	1,077		—		1,339,491
Property, equipment and capitalized software, net	62,005	(747	)(1)	—		61,258
Goodwill	189,470	—		—		189,470
Other intangibles, net	18,855	—		—		18,855
Restricted investment assets	53,382	—		—		53,382
Other assets	1,839	3	(1)	—		1,842
Total Assets	$1,663,965	$333		$—		$1,664,298
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	465,581	1,092	(1)	(5,945	)(4)	460,728
Unearned premiums	23,806	—		(20,493	)(6)	3,313
Accounts payable	8,015	(251	)(1)	—		7,764
Other accrued expenses	172,043	1,759	(1)	20,493	(6)	194,295
Other payables to government partners	104,076	38,585	(3)	5,945	(4)	148,606
Taxes payable	13,181	(12,048	)(2)	—		1,133
Deferred income taxes	1,735	—		—		1,735
Current portion of long-term debt	1,600	—		—		1,600
Funds held for the benefit of members	113,652	—		—		113,652
Other current liabilities	418	—		—		418
Total current liabilities	904,107	29,137		—		933,244
Long-term debt	154,021	—		—		154,021
Deferred income taxes	34,666	(2,808	)(1)	—		31,858
Other liabilities	8,116	—		—		8,116
Total liabilities	$1,100,910	$26,329		$—		$1,127,239
Stockholders’ Equity:
Common stock	409	—		—		409
Paid-in capital	294,443	2,908	(1)	—		297,351
Retained earnings	268,559	(29,321	)(5)	—		239,238
Accumulated other comprehensive income (loss)	(356)	417	(1)	—		61
Total stockholders’ equity	563,055	(25,996)		—		537,059
Total Liabilities and Stockholders’ Equity	$1,663,965	$333		$—		$1,664,298

(1)       The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(2)       The adjustment is the tax-effect of the restatement adjustments recorded in calendar year 2006 and explained in the following 2006 Condensed Consolidated Statement of Income reconciliation to restated 2006 balances.

(3)       The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, for both existing liabilities in (4) below and additional liabilities as discussed previously, of which $19,956 relates to 2006 and is reflected in the 2006 income statement, which is shown in the 2006 Condensed Consolidated Statement of Income reconciliation to restated 2006 balances, $7,475 relates to 2005 and is reflected in the 2005 income statement, which is shown in the 2005 Consolidated Statement of Income reconciliation to restated 2005 balances, and $11,153 relates to 2004 and is reflected in the 2004 income statement, which is shown in the 2004 Consolidated Statement of Income reconciliation to restated 2004

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

balances.

(4)       The adjustment to Medical benefits payable is primarily due to the reclassification of amounts to the Other payables to government partners for existing recorded liabilities related to the restatement that were previously recorded as Medical benefits payable prior to the restatement.

(5)       The adjustment to Retained earnings is the income statement impact of restatement adjustments from 2006, 2005, and 2004.

(6)       The adjustment to Unearned premiums and Other accrued expenses represents the reclassification recorded to reflect certain liabilities as other liabilities to conform to the 2007 presentation of such balances as presented in the 2007 Consolidated Balance Sheet.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

Three months ended September 30, 2006 Condensed Consolidated Statement of Income Reconciliation

	Three Months Ended September 30, 2006 (as originally reported)	Adjustments		Reclassifications		Three Months Ended September 30, 2006 (as restated)
Revenues:
Premium	$994,032	$(4,832	)(2)	$(67,219	)(4)	$921,981
Investment and other income	14,529	—				14,529
Total revenues	1,008,561	(4,832)		(67,219)		936,510
Expenses:
Medical benefits	802,880	(53	)(1)	(67,219	)(4)	735,608
Selling, general and administrative	124,936	590	(1)	—		125,526
Depreciation and amortization	6,397	—				6,397
Interest	3,624	—				3,624
Total expenses	937,837	537		(67,219)		871,155
Income before income taxes	70,724					65,355
Income tax expense	27,443	(1,884	)(3)			25,559
Net income	$43,281		$(3,485)	$—		$39,796

Net income per common share (see Note 1):
Net income per common share - basic	$1.09		$(0.09)			$1.00
Net income per common share - diluted	$1.06		$(0.09)			$0.97

(1)

The adjustments relate to the correction of errors that were identified in connection with the restatement to properly state the balance. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)

The adjustment to Premium is the Three Months Ended September 30, 2006 impact of the restatement adjustment for retrospective premium refunds amounts needed in addition to the amounts already recorded before the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium.

(3)	The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.
(4)

The reclassification to premium primarily includes the Three Months Ended September 30, 2006 amounts initially recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported net income, earnings per share or net cash provided by operations for the Three Months Ended September 30, 2006.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

Nine months ended September 30, 2006 Condensed Consolidated Statement of Income Reconciliation

	Nine Months Ended September 30, 2006 (as originally reported)	Adjustments		Reclassifications		Nine Months Ended September 30, 2006 (as restated)
Revenues:
Premium	$2,558,911	$(14,496	)(2)	$9,817	(4)	$2,554,232
Investment and other income	32,845	—		—		32,845
Total revenues	2,591,756	(14,496)		9,817		2,587,077
Expenses:
Medical benefits	2,106,927	(158	)(1)	9,817	(4)	2,116,586
Selling, general and administrative	326,766	1,800	(1)	—		328,566
Depreciation and amortization	12,741	—		—		12,741
Interest	10,682	—		—		10,682
Total expenses	2,457,116	1,642		9,817		2,468,575
Income before income taxes	134,640					118,502
Income tax expense	52,415	(5,653	)(3)	—		46,762
Net income	$82,225	$(10,485)		$—		$71,740

Net income per common share (see Note 1):
Net income per common share - basic	$2.10	$(0.27)		$—		$1.83
Net income per common share - diluted	$2.03	$(0.26)		$—		$1.77

(1)

The adjustments relate to the correction of errors that were identified in connection with the restatement to properly state the balance. Such errors were previously deemed immaterial, both individually and in the aggregate to the condensed consolidated financial statements.

(2)

The adjustment to Premium is the Nine Months Ended September 30, 2006 impact of the restatement adjustment for retrospective premium refunds amounts needed in addition to the amounts already recorded before the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium.

(3)	The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.
(4)

The reclassification to premium primarily includes the Nine Months Ended September 30, 2006 amounts initially recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported net income, earnings per share or net cash provided by operations for the Nine Months Ended September 30, 2006.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

2006 Condensed Consolidated Statement of Cash Flows Reconciliation

	Nine Months Ended September 30, 2006 (as originally reported)	Adjustments		Reclassifications		Nine Months Ended September 30, 2006 (as restated)
Cash from (used in) operating activities:
Net income	$82,225	$(10,485	)(3)	$—		$71,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,741	—		—		12,741
Gain on extinguishment of debt	(1,000)	—		—		(1,000)
Realized gain on investments	46	—		—		46
Loss (gain) on disposal of fixed assets	1,658	—		—		1,658
Equity-based compensation expense	17,967	(3,759	)(4)	—		14,208
Incremental tax benefit received for options exercises	(3,233)	(1,263	)(4)	—		(4,496)
Deferred taxes, net	4,450	—		(1,580	)(1)	2,870
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(25,024)	—		—		(25,024)
Other receivables from government partners	(64,736)	—		—		(64,736)
Prepaid expenses and other, net	(47,813)	13,072	(4)	(7,237	)(1)	(41,978)
Medical benefits payable	243,087	—		8,816		251,903
Unearned premiums	(1,988)	—		—		(1,988)
Accounts payables and other accrued expenses	96,760	(2,404	)(2)(4)	—		94,356
Taxes, net	19,119	(313	)(4)	—		18,806
Net cash provided by (used in) operations	334,259	(5,152)		—		329,106
Cash from (used in) investing activities:
Purchase of business, net of cash acquired	97,860	—		—		97,860
Proceeds from sale and maturities of investments	(134,825)	—		—		(134,825)
Purchases of investments	(15,686)	—		—		(15,686)
Purchases and dispostions of restricted investments	(26,287)	—		—		(22,397)
Additions to property, equipment, and capitalized software	(3,893)	3,890	(2)	—		(3,893)
Net cash from (used in) investing activities	(82,831)	3,890		—		(78,941)
Cash from (used in) financing activities:
Proceeds from common stock issuance, net	21,619	—		—		21,619
Proceeds from options exercised	5,744	—		—		5,744
Incremental tax benefit from options exercises	3,233	1,263	(4)	—		4,496
Repayments on debt	(25,200)	—		—		(25,200)
Funds held for the benefit of members, net of disbursements	110,318	—		—		110,318
Net cash provided by financing activities	115,714	1,263		—		116,977
Cash and cash equivalents:
Increase during year	367,142	—		—		367,142
Balance at beginning of year	421,766	—		—		421,766
Balance at end of year	$788,908	$—		$—		$788,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$50,266	$—		$—		$50,266
Cash paid for interest	$13,539	$—		$—		$13,539

(1)

These reclassifications were recorded to correct the presentation of certain amounts to conform to the 2007 presentation as presented in the Condensed Consolidated Statement of Cash Flows. These reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities, or investing activities.

(2)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment.
(3)

The adjustment to Net income represents the 2006 effect of the restatement amounts recorded for the Nine Months Ended September 30, 2006 included in the 2006 Condensed Consolidated Statement of Income reconciliation.

(4)

The adjustment relates to the year over year change resulting from the correction of errors in connection with the restatement, which is explained in the 2006 Condensed Consolidated Balance Sheet reconciliation.  Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

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

Our Medicaid segment includes plans for individuals who are dually eligible for both Medicare and Medicaid, and beneficiaries of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance program (“S-CHIP”) and the Family Health Plus program (“FHP”).  The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs which are not part of the Medicaid program, such as S-CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

Our Medicare segment includes stand-alone PDP and Medicare Advantage plans, which includes CCP, PFFS and PPO plans.

Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Medicaid premium revenue	$670,951	$527,810	$1,953,784	$1,259,739
Medicare premium revenue	657,514	394,171	1,971,197	1,294,493
Total premium revenues:	1,328,465	921,981	3,924,981	2,554,232
Other income	29,961	14,529	66,819	32,845
Total Revenues:	1,358,426	936,510	3,991,800	2,587,077

Medicaid Medical benefits expense:	492,134	439,227	1,567,734	1,028,739
Medicare Medical benefits expense:	480,746	296,381	1,569,265	1,087,847
Total Medical benefits expense:	972,880	735,608	3,136,999	2,116,586
Other expenses	224,488	135,547	567,520	351,989
Total expenses	1,197,368	871,155	3,704,519	2,468,575
Income before income taxes:	$161,058	$65,355	$287,281	$118,502

4.             EQUITY-BASED COMPENSATION

The compensation expense recorded related to our equity-based compensation awards for the three months ended September 30, 2007 and 2006 was $5,917 and $5,558, respectively, and $17,804 and $14,208 for the nine months ended September 30, 2007 and 2006, respectively.  During the three months ended September 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 43,195 shares of common stock at a weighted-average exercise price of $98.04 per share and a weighted-average Black-Scholes fair value of $30.42 per share.  During the nine months ended September 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 603,896 shares of common stock at a weighted-average exercise price of $85.84 per share and a weighted-average Black-Scholes fair value of $24.39 per share.  At September 30, 2007, options for 2,564,633 shares were outstanding with a weighted-average exercise price of $45.84 per share.  The total intrinsic value, determined as of the date of exercise, of options exercised during the three months ended September 30, 2007 and 2006 was $9,674 and $4,727, respectively, and $51,575 and $13,033 for the nine months ended September 30, 2007 and 2006, respectively.  During the three-month and nine-month

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

periods ended September 30, 2007, the Company granted 120,557 and 372,683 restricted shares, respectively, under the Company’s 2004 Equity Incentive Plan at a weighted-average grant-date fair value of $102.07 and $90.33, respectively.  At September 30, 2007, 906,078 restricted shares remained unvested.  The total fair value of restricted shares vested during the three months ended September 30, 2007 and 2006 was $795 and $358, respectively, and $6,512 and $2,130 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $68,875 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.7 years.

5.             INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes.  As of September 30, 2007, net deferred tax assets were approximately $9,065, of which $61,106 is included in other assets.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  There was no cumulative effect of adopting FIN 48 for 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $1,093.  The amount of unrecognized tax benefits as of September 30, 2007 is $62,199.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Condensed Consolidated Financial Statements.  The FIN 48 liability is recorded in Other Liabilities.  During the quarter ended September 30, 2007, the Company recognized $0 in interest expense and thus has no accrued interest.  No amount was accrued for penalties.  As of September 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.

We currently file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) is currently completing its exams on the consolidated income tax returns for the 2004 through 2006 tax years.  We are no longer subject to income tax examinations prior to 2004 in major state jurisdictions.  We do not believe any adjustments that may result from these examinations will be significant.

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

6.             DEBT

Credit Agreement

 The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of approximately $154,600 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swing-line basis.  The term loan and credit facilities are secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities.  Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%.  The term loan matures in May 2009,

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

and the revolving credit facility expired in May 2008.  The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement.  The revolving credit facility had not been utilized before its expiration.

The Credit Agreement contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens, enter into business combination transactions and cause our regulated subsidiaries to declare and pay dividends to us or our non-regulated subsidiaries.  As a result of the on-going investigations discussed in Note 2, the Company has been unable to satisfy a number of such obligations, including providing audited financial statements, annual financial plans, and other information sought by the holder of the Credit Agreement.  Consequently, since November 2007 the Company has been in default under the terms of this Credit Agreement.  The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement.  As of the date of this report, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.

Note Payable to Related Party

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

In conjunction with the Company’s acquisition of the Acquired Subsidiaries, the Company issued a note (the “Seller Note”) payable to the former stockholders of WellCare of Florida, Inc (“WC”), HealthEase of Florida, Inc. (“HE”), Comprehensive Health Management, Inc., and Comprehensive Health Management of Florida, L.C. (the “Florida Companies”).  The Seller Note was secured by a portion of the Florida Companies common stock, had an initial principal amount of $53,000, and bore interest at the rate of 5.25% per annum and was payable from September 15, 2003 through September 15, 2006.  The seller continued to be obligated to provide the Company with indemnification for potential pre-acquisition claims.  The Seller Note was settled in full in September 2006 in the amount of $24,000, resulting in a $1,000 gain on the extinguishment of debt.  The gain is included in 2006 other income.  The payment of the debt cancelled all obligations by the Seller for indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.

7.             COMMITMENTS AND CONTINGENCIES

Government Investigations

We are currently under investigation by several federal and state authorities, including AHCA, the U.S. Attorney’s Office for the Middle District of Florida (the “USAO”), the Civil Division of the U.S. Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”).  Pursuant to an agreement dated August 18, 2008 with AHCA, the USAO and MFCU, two of our subsidiaries, WellCare of Florida, Inc. and HealthEase of Florida, Inc. (collectively, the “WellCare Florida HMOs”), agreed to transmit $35.2 million (the “Transmitted Amount”) to the Financial Litigation Unit of the USAO.  The Transmitted Amount was based upon our best estimate, as of the effective date of the agreement, of the total potential amount of Medicaid behavioral health capitation refunds that the WellCare Florida HMOs owe or may owe to AHCA for calendar years 2002 through 2006, but did not include any interest, fines, penalties or other assessments that may be imposed against the Company.  Of the total Transmitted Amount, the Company acknowledged and agreed that the WellCare Florida HMOs would make payment of not less than a total amount of $24.5 million, and therefore we authorized the USAO, AHCA and MFCU to access and distribute the $24.5 million to the appropriate federal and state agencies in accordance with applicable federal and state law.  In addition, the parties to the agreement acknowledged and agreed that $10.7 million of the Transmitted Amount would be held in an escrow account pending resolution of all federal and related state claims by the United States or the State of Florida for monetary damages or other financial impositions of any kind arising from, or related to, the investigation by MFCU or the USAO.  The amount held in escrow does not limit in any way the ability of federal or state authorities to recover additional amounts, including interest, civil or criminal fines, penalties or other assessments that may be imposed against the Company, and we cannot make any assurances that the federal or state authorities will not seek or be entitled to recover amounts in excess of the escrowed amounts. The agreement did not, nor should it be construed to, operate as a settlement or release of any criminal, civil or administrative claims for monetary, injunctive or other relief against the Company, whether under federal, state or local statutes, regulations or common law. Furthermore, the agreement does not operate, nor should it be construed, as a concession that the Company is entitled to any limitation of its potential federal, state or local civil or criminal liability.

We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida.  Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50,000 in our financial statements for the period ended September 30, 2007 in connection with the

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

ultimate resolution of these matters.  However, we cannot provide assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.

In addition to the federal and state governmental investigations referenced above, as previously disclosed, the SEC is conducting an informal investigation.  The Company also is responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program.  The Company has communicated with regulators in states in which the Company’s HMO and insurance operating subsidiaries are domiciled regarding the investigations.  The Company is cooperating with federal and state regulators and enforcement officials in these matters.  The Company does not know whether, or the extent to which, any pending investigations might lead to the payment of fines, penalties or operating restrictions.

In addition, in a letter dated October 15, 2008, the Civil Division informed counsel to the Special Committee that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to the Company the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  The Company and the Special Committee are undertaking to discuss with the Civil Division, and address, allegations by the qui tam relators.

The Company also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including the Company and one of its subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, the Company is unable to determine the nature of the allegations and, therefore, the Company does not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against the Company and are under seal.  Thus, it is possible that the Company is subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this Form 10-Q.

Class Action and Derivative Lawsuits

Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of the Company.  The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Securities Exchange Act of 1934, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant.  The response to the amended complaint was filed in January 2009.  The Company intends to defend itself vigorously against these claims.  At this time, neither the Company nor any of its subsidiaries can

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

 Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name.  At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Other Lawsuits and Claims

Separate and apart from the legal matters described above, we are also involved in other legal actions that are in the normal course of our business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance.  We currently believe that none of these actions, when finally concluded and determined, will, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

8.             SUBSEQUENT EVENTS

Debt Default

The Credit Agreement, as discussed in Note 6, contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens, enter into business combination transactions and cause our regulated subsidiaries to declare and pay dividends to us or our non-regulated subsidiaries.  As a result of the on-going investigation discussed in Note 3, the Company has been unable to satisfy a number of such obligations, including providing audited financial statements, annual financial plans, and other information sought by the holder of the Credit Agreement.  Consequently, since November, 2007 the Company has been in default under the terms of this Credit Agreement.  The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement.  As of the date of this report, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

Goodwill

We have selected the second quarter of each year for our annual impairment test (the “Valuation” date), which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  Subsequent to the annual impairment testing date, we experienced several significant changes and the existence of certain uncertainties relating to pending federal and state governmental investigations.  As a result of the investigation and the potential consequences, we re-tested the recoverability of goodwill as of October 31, 2007, (the “Revaluation date”).  As of the Valuation date and the Revaluation date, we have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of September 30, 2007.

Medical Benefits Payable Development

The Company has historically used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to file timely its annual and interim reports.  However, for the quarter ended September 30, 2007, the Company was able to review substantially complete claims information that has become available due to the substantial lapse in time between September 30, 2007 and the filing of this September 30, 2007 10-Q.  The Company has determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the September 30, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts the Company recorded for medical benefits payable and medical benefits expense for the year ended September 30, 2007 are based on actual claims paid.  The difference between the Company’s actual claims paid for this period and the amount that would have resulted from using the original actuarially determined estimate is approximately $101,400.  Thus, medical benefits expense, medical benefits payable and the MBR for the three- and nine-month periods ended September 30, 2007 include the effect of using actual claims paid, which had the effect of decreasing the three and nine-month period MBR by 7.6% and 2.6%, respectively.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Statements contained in this Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in government regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology.  You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances.  We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts.  In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses.  A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses.  Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses.  Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.  Furthermore, if we are unable to accurately estimate incurred but not reported medical costs in the current period, our future profitability may be affected.  Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

From time to time, at the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs.  Any such legislative and regulatory action, including benefit mandates and reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical or administrative costs or requiring us to materially alter the manner in which we operate.  We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted.  Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

Overview

We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children and the aged, blind and disabled.  As of September 30, 2007, we served approximately 2,336,000 members.  We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.

Through our licensed subsidiaries, as of September 30, 2007, we operated our Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio.  Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which include both MCC plans and PFFS plans.  As of September 30, 2007, we offered our MCC plans in Connecticut, Florida, Georgia, Illinois, Louisiana and New York, and our PDP plans in all 50 states and the District of Columbia and our PFFS plans in 39 states and the District of Columbia.

Please refer to Note 2 to the Condensed Consolidated Financial Statements for information related to the restatement.  In addition, please refer to our 2007 10-K under “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of, among other things, the restatement, our current operating environment and our business outlook for 2009.  The discussion in our 2007 10-K includes certain trends and uncertainties that could have a future impact on our business, financial condition, cash flows and results of operations, and, therefore, we urge you to review this information.

Our Segments

We have two reportable business segments: Medicaid and Medicare.

Medicaid

Medicaid was established to provide medical assistance to low income and disabled persons.  It is state operated and implemented, although it is funded and regulated by both the state and federal governments.  Our Medicaid segment includes plans for individuals who are dually eligible for both Medicare and Medicaid, and beneficiaries of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance program (“S-CHIP”) and the Family Health Plus program (“FHP”).  The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as S-CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits.  Medicare is administered and funded by the federal Centers for Medicare & Medicaid Services (“CMS”).  Our Medicare segment includes stand-alone PDP and Medicare Advantage plans, which includes CCP, PFFS and PPO plans.  Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS.  CCPs are administered through a health maintenance organization and generally require members to seek health care services from a network of health care providers.  PFFS plans are offered by insurance companies and are open-access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and agrees to bill, and otherwise accepts the terms and conditions of, the sponsoring insurance company.  PPO plans are also offered by insurance companies and provide both in-network and out-of-network benefits for Medicare beneficiaries.

Membership

The following tables summarize our membership by segment and line of business as of September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Medicaid
TANF	887,000	890,000
S-CHIP	215,000	191,000
SSI	71,000	58,000
FHP	31,000	28,000
	1,204,000	1,167,000

Medicare
MA	160,000	87,000
PDP	972,000	911,000
	1,132,000	998,000

Total	2,336,000	2,165,000

We enter into contracts with government agencies that administer health benefits programs.  These contracts generally are subject to renewal every one to four years.  We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide healthcare services under each benefit program.  The amount of premiums we receive for each member varies according to demographics, including the government program, and the member’s geographic location, age and gender, and the premiums are subject to periodic adjustments.

Medical Benefits Expense

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members.  Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive.  Our arrangements with providers primarily fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the health care provided.  Other components of medical benefits expense are variable and require estimation and ongoing cost management.

Estimation of medical benefits payable is our most significant critical accounting estimate.  See “Critical Accounting Policies” below.

We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance and member co-payments and premiums for some of our Medicare plans.  National health care costs have been increasing at a higher rate than the general inflation rate; however, relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results.  Changes in health care laws, regulations and practices, levels of use of health care services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

One of our primary tools for measuring profitability is our medical benefits ratio (“MBR”), the ratio of our medical benefits expense to the premiums we receive.  Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims.  We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers.  Although MBRs play an important role in our business strategy, we may for example be willing to enter into new geographical markets and/or enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs and for other reasons.

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

Revenue recognition.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions.  Our MA and PDP contracts with CMS generally have terms of one year.  We recognize premium revenues in the period in which we are obligated to provide services to our members.  We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends, anticipated or actual MBRs, and other factors.  An allowance is established for the estimated amount that may not be collectible and a liability for premium expected to be returned.  The allowance has not been significant to premium revenue.  The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage.  We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract.  Premiums collected in advance are deferred and reported as unearned premiums in the accompanying condensed consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments that we receive are based upon eligibility lists produced by our customers.  From time to time, the states or CMS may require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours.  These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was received.  We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.  Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.  For example, CMS has implemented a risk adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.

CMS transitioned to the risk adjustment model while the old demographic model was being phased out.  The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status.  The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule.  2007 was the first year in which risk-adjusted payment for health plans was fully phased in.  The PDP payment methodology is based 100% on the risk-adjustment model, which began in 2006.  Under the risk adjustment model, the settlement payment is based on each member’s preceding year medical diagnosis data.  The final settlement payment amount under the risk adjustment model is made in August of the following year, allowing for the majority of medical claim run out.  As a result of this process and the phasing in of the risk-adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premium payment to us.  We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines.  We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to CMS and, and that which is ultimately accepted by CMS, and record such adjustments in our results of operations.  However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated.  If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods.  Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.

Other amounts included in this balance as a reduction of premium revenue represent the return of premium associated with certain of our Medicaid contracts.  These contracts require the Company to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense.  The Company estimates the amounts due to the state as a return of premium each period based on the terms of the Company’s contract with the applicable state agency.

Estimating medical benefits expense and medical benefits payable.  The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported.  We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements.  Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services.  Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member.

Medical benefits expense has two main components: direct medical expenses and medically related administrative costs.  Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy.  Medically related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.  Medical benefits payable represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for incurred, but not yet reported claims (“IBNR”).

The medical benefits payable estimate has been and continues to be the most significant estimate included in our financial statements.  We historically have used and continue to use a consistent methodology for estimating our medical benefits expense and medical benefits payable.  Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time.  This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment.  These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us.  For example, from 2004 to 2007, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia.  The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas.  Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability.  This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid.  Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience.  With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

Medical cost trends can be volatile and management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.  In developing the estimate, we also apply different estimation methods depending on the month for which incurred claims are being estimated.  For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months.  We validate the estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in older months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Many aspects of the managed care business are not predictable.  These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies).  Therefore, we must rely upon historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions.  Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis.  These considerations are aggregated in the trend in medical benefits expense.  Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may affect medical cost trends.  Other internal factors such as system conversions and claims processing interruptions may affect our ability to predict accurately estimates of historical completion factors or medical cost trends.  Medical cost trends potentially are more volatile than other segments of the economy.  Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements.  We record reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers.  In these instances, we may be required to honor these obligations for legal or business reasons.  Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time.  Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur.  Since our  estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend.  Differences, or prior period developments, included in our financial statements, whether positive or negative, between actual experience and estimates used to establish the liability are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense and resulting MBR in such periods.

As noted above, we historically have used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to file timely our annual and interim reports.  However, for the quarter ended September 30, 2007, we were able to review substantially complete claims information that has become available due to the substantial lapse in time between September 30, 2007 and the filing of this September 30, 2007 10-Q.  We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the September 30, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended September 30, 2007 are based on actual claims paid.  The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $101.4 million.  Thus, medical benefits expense, medical benefits payable and the MBR for the three- and nine-month periods ended September 30, 2007 include the effect of using actual claims paid, which had the effect of decreasing the three and nine-month period MBR by 7.6% and 2.6%, respectively.  Conversely, we anticipate that medical benefits expense and MBRs in 2008 will be unfavorably impacted because they will not have the off-setting benefit of the prior period development that otherwise would have been recorded in 2008 if we were filing timely.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We have selected the second quarter of each year for our annual impairment test (the “Valuation date”), which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  Subsequent to the annual impairment testing date, we experienced several significant changes and the existence of certain uncertainties relating to pending federal and state governmental investigations.  As a result of the investigation and the potential consequences, we re-tested the recoverability of goodwill as of October 31, 2007, (the “Revaluation date”).  As of the Valuation date and the Revaluation date, we have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of September 30, 2007.

Results of Operations

The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated.  The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Statement of Operations Data:
Revenues:
Premium	97.8%	98.4%	98.3%	98.7%
Investment and other income	2.2%	1.6%	1.7%	1.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Medical benefits	71.6%	78.5%	78.6%	81.8%
Selling, general and administrative	15.9%	13.4%	13.6%	12.7%
Depreciation and amortization	0.4%	0.7%	0.3%	0.5%
Interest	0.3%	0.4%	0.3%	0.4%
Total expenses	88.2%	93.0%	92.8%	95.4%
Income before income taxes	11.8%	7.0%	7.2%	4.6%
Income tax expense	6.0%	2.7%	3.3%	1.8%
Net Income	5.8%	4.3%	3.9%	2.8%

One of our primary management tools for measuring profitability is MBR.  Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims.  We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers.  Although MBRs play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

Three- and Nine-Month Periods Ended September 30, 2007 Compared to the Three- and Nine-Month Periods Ended September 30, 2006 (Restated)

Premium revenue.  Premium revenues for the three months ended September 30, 2007 increased $406.5 million, or 44.1%, to $1.3 billion from $922.0 million for the same period in the prior year.  For the nine months ended September 30, 2007, premium revenues increased $1.4 billion, or 53.7%, to $3.9 billion from $2.6 billion for the same period in the prior year.  The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments.  The Medicaid segment increase is principally due to Georgia membership growth and expansion into the Ohio market offset by the non-renewal of the Indiana contract.  The Medicare segment increase is primarily related to PDP membership growth and the launch of PFFS in January 2007.  Total membership grew by approximately 171,000 members, or 7.9%, from 2,165,000 at September 30, 2006 to 2,336,000 at September 30, 2007.

Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs.  The Medicaid segment premium revenue for the three months ended September 30, 2007 increased $143.1 million, or 27.1%, to $671.0 million from $527.8 million for the same period in the prior year.  For the nine months ended September 30, 2007, Medicaid segment premium revenue increased $694.0 million, or 55.1%, to $2.0 billion from $1.3 billion for the same period in the prior year.  The increase in Medicaid segment revenue is due to year over year growth in membership, principally in Georgia and the Ohio expansion, which accounted for $89.8 million and $48.4 million in the three-months period respectively, and $555.2 million and $120.9 million in the nine-month periods, respectively.  Our membership growth was coupled with increases in premium rates in certain markets.  Aggregate membership in our Medicaid segment grew by 37,000 members, or 3.2%, from 1,167,000 at September 30, 2006 to 1,204,000 at September 30, 2007.

	Medicaid Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues (in millions)	$671.0	$527.8	$1,953.8	$1,259.7
% of Total Premium Revenues	50.5%	57.2%	49.8%	49.3%

Membership	1,204,000	1,167,000	1,204,000	1,167,000
% of Total Membership	51.5%	53.9%	51.5%	53.9%

Medicare segment premium revenue for the three months ended September 30, 2007 increased $263.3 million, or 66.8%, to $657.5 million from $394.2 million for the same period in the prior year.  For the nine months ended September 30, 2007, Medicare segment premium revenue increased $676.7 million, or 52.3%, to $2.0 billion from $1.3 billion for the same period in the prior year.  Growth in premium revenue within the Medicare segment was primarily due to PDP membership growth, the launch of PFFS and premium increases associated with the demographic mix of our MA membership growth.  Membership within the Medicare segment grew by 134,000 members, or 13.4% from 998,000 at September 30, 2006 to 1,132,000 at September 30, 2007, principally due to PDP and the PFFS product.

	Medicare Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues (in millions)	$657.5	$394.2	$1,971.2	$1,294.5
% of Total Premium Revenues	49.5%	42.8%	50.2%	50.7%

Membership	1,132,000	998,000	1,132,000	998,000
% of Total Membership	48.5%	46.1%	48.5%	46.1%

Investment and other income.  Investment and other income for the three months ended September 30, 2007 increased $15.5 million, or 106.2%, to $30.0 million from $14.5 million for the same period in the prior year.  For the nine months ended September 30, 2007, investment income increased $34.0 million, or 103.7%, to $66.8 million from $32.8 million for the same period in the prior year.  The 2007 period included a gain of approximately $8.8 million realized as a result of settlement of an outstanding litigation matter.  Excluding this gain, the increase in investment income was due primarily to an increase in invested funds over the prior year.

Medical benefits expense.  Medical benefits expense for the three months ended September 30, 2007 increased $237.2 million, or 32.3%, to $972.9 million from $735.6 million for the same period in the prior year.  For the nine months ended September 30, 2007, medical benefits expense increased $1.0 billion, or 47.6%, to $3.1 billion from $2.1 billion for the same period in the prior year.  The MBR for the three months ended September 30, 2007 was 73.2% compared to 79.8% for the same period in the prior year.  For the nine months ended September 30, 2007, the MBR was 79.9% compared to 82.9% for the same period in the prior year.

	Medical Benefits Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(Dollars in millions)
Medical Benefits Expense	$972.9	$735.6	$3,137.0	$2,116.6
IBNR adjustment	101.4		101.4
Medical Benefits Expense as adjusted*	$1,074.3	$735.6	$3,238.4	$2,116.6
MBR as reported	73.2%	79.8%	79.9%	82.9%
MBR as adjusted*	80.9%	N/A	82.5%	N/A

* We believe that Medical Benefits Expense as adjusted for the quarter ended September 30, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Form 10-Q.  The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Form 10-Q.  Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid.  The difference between Medical Benefits Expense and Medical Benefits Expense as adjusted, is approximately $101.4 million.  Thus, our recorded amounts for Medical Benefits Expense and MBR for the three- and nine-months ended September 30, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.

The Medicaid segment medical benefits expense for the three months ended September 30, 2007 increased $52.9 million, or 12.0%, to $492.1 million from $439.2 million for the same period in the prior year.

	Medicaid Medical Benefits Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(Dollars in millions)
Medicaid Medical Benefits Expense	$492.1	$439.2	$1,567.7	$1,028.7
IBNR adjustment	44.8		44.8
Medicaid Medical Benefits Expense as adjusted*	$536.9	$439.2	$1,612.5	$1,028.7
MBR as reported	73.3%	83.2%	80.2%	81.7%
MBR as adjusted*	80.0%	N/A	82.5%	N/A

* We believe that Medicaid Medical Benefits Expense as adjusted for the quarter ended September 30, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Form 10-Q.  The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Form 10-Q.  Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid.  The difference between Medicaid Medical Benefits Expense and Medicaid Medical Benefits Expense as adjusted, is approximately $44.8 million.  Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the three- and nine-months ended September 30, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicaid Medical Benefits Expense.

The increase in Medicaid medical benefits expense for the three-month period ended September 30, 2007 was primarily due to growth in membership.  Growth and expansion in our Georgia and Ohio markets accounted for $18.7 million and $43.4 million, respectively.  This increase was partially offset by the loss of our Indiana contract, which decreased our medical expenses by $27.2 million.  The remaining increase is attributed to overall membership changes, combined with utilization patterns and costs.  For the nine months ended September 30, 2007, Medicaid medical benefits expense increased $539.0 million, or 52.4%, to $1.6 billion from $1.0 billion for the same period in the prior year.  Membership growth in our Georgia market accounted for $415.5 million of the increase and expansion into Ohio contributed another $107.2 million.  The loss or our Indiana contract offset the increase by $80.0 million.  The remaining $96.3 million increase when comparing the nine-month periods were primarily attributed to increased healthcare costs and changes in membership mix.  The Medicaid MBR as adjusted for the three months ended September 30, 2007 was 80.0% compared to 83.2% for the same period in the prior year.  This decrease was primarily due to higher medical costs in our Georgia market in 2006 during the early stages of operation.  For the nine months ended September 30, 2007, the Medicaid MBR as adjusted was 82.5% compared to 81.7% for the same period in the prior year.  This increase is due to changes in the healthcare utilization pattern of our members and the demographic mix of our members.

Medicare segment medical benefits expense for the three months ended September 30, 2007 increased $184.3 million, or 62.2%, to $480.7 million from $296.4 million for the same period in the prior year.

	Medicare Medical Benefits Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Medicare Medical Benefits Expense	$480.7	$296.4	$1,569.3	$1,087.8
IBNR adjustment	56.6		56.6
Medicare Medical Benefits Expense as adjusted*	$537.3	$296.4	$1,625.9	$1,087.8
MBR as reported	73.1%	75.2%	79.6%	84.0%
MBR as adjusted*	81.7%	N/A	82.5%	N/A

* We believe that Medicare Medical Benefits Expense as adjusted for the quarter ended September 30, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Form 10-Q.  The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Form 10-Q.  Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid.  The difference between Medicare Medical Benefits Expense and Medicare Medical Benefits Expense as adjusted, is approximately $56.6 million.  Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the three- and nine-months ended September 30, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

The increase in medical benefits expense as adjusted was primarily due to the growth in membership in PFFS and PDP, which accounted for $78.9 million and $29.2 million, respectively, of the increase in the quarter.  Additional membership growth in other markets, increased healthcare costs and changes in membership mix accounted for the remaining $132.8 million of the quarterly increase.  For the nine months ended September 30, 2007, Medicare medical benefits expense as adjusted increased $481.4 million, or 44.3%, to $1.6 billion from $1.1 billion for the same period in the prior year.  Membership growth in our PFFS and PDP business accounted for $256.5 and $50.8 million, respectively of the increase in the nine-month period, while membership growth in other markets, increased healthcare costs and changes in membership mix accounted for the remaining $174.1 million nine-month increase.  The Medicare MBR as adjusted for the three months ended September 30, 2007 was 81.7% compared to 75.2% for the same period in the prior year.  The MBR as adjusted increased primarily as a result of the changes in the demographic mix of our members including PFFS.  For the nine months ended September 30, 2007, the Medicare MBR as adjusted was 82.5% compared to 84.0% for the same period in the prior year.  High PDP membership retention and the absence of a formulary transition period resulted in better formulary compliance and increased generic fill rates in the first half of 2007, which lowered overall medical expenses.

Selling, general and administrative expense.  Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2007 increased $90.6 million, or 72.2%, to $216.1 million from $125.5 million for the same period in the prior year.  For the nine months ended September 30, 2007, SG&A expense increased $214.9 million, or 65.4%, to $543.5 million from $328.6 million for the same period in the prior year.  Our SG&A expense to revenue ratio was 15.9% for the three months ended September 30, 2007 compared to 13.4% for the same period in the prior year.  For the nine months ended September 30, 2007, our SG&A expense to revenue ratio was 13.6% compared to 12.7% for the same period in the prior year.  Our SG&A expense to revenue ratio increased in 2007 as a result of recording a $50.0 million accrual for our potential liability in connection with the ultimate resolution of the investigation related matters discussed in Note 7 to the Condensed Consolidated Financial Statements, which accounted for 3.7% and 1.3% of revenue for the three- and nine-month periods ended September 30, 2007, respectively.  This increase was offset by becoming operational in both our PFFS and Ohio markets.  The SG&A ratio during the three- and nine-month periods ended September 30, 2006 was higher than the same periods in 2007, as adjusted for the $50.0 million accrual discussed above due to costs incurred relating to our Georgia and PFFS expansions, as well as our PDP implementation, without being offset by corresponding revenue.

	Selling, General and Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SG&A (in millions)	$216.1	$125.5	$543.5	$328.6
SG&A expense to total revenue ratio	15.9%	13.4%	13.6%	12.7%

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2007 decreased $1.5 million, or 23.4%, to $4.9 million from $6.4 million for the same period in the prior year.  For the nine months ended September 30, 2007, depreciation and amortization expense increased $1.0 million, or 7.9%, to $13.7 million from $12.7 million for the same period in the prior year.  A decrease in the three-month period is primarily attributable to approximately $2.3 million accelerated amortization for our Indiana Medicaid contract and provider agreement intangible assets purchased in 2004 that were deemed to have no further economic value in the third quarter of 2006.  Increased depreciation expense resulting from our investment in infrastructure, primarily technology to support our increased membership growth, accounted for the change in the nine-month period.

Interest expense.  Interest expense was $3.4 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively, and $10.3 million and $10.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The change in the periods is primarily attributable to a decrease in the outstanding debt balance due to repayment of the note payable to related party in 2006, partially offset by a higher interest rate environment.

Income tax expense.  Income tax expense for the three months ended September 30, 2007 was $81.7 million with an effective tax rate of 50.7% as compared to $25.6 million for the same period in the prior year with an effective tax rate of 39.1%.  Income tax expense for the nine months ended September 30, 2007 was $130.3 million with an effective tax rate of 45.4% as compared to $46.8 million for the same nine-month period in the prior year with an effective tax rate of 39.5%.  The increases in the three and nine-month periods are attributed to the liability that was recorded in the amount of $50.0 million in connection with the resolution of the investigation related matters discussed in Note 7 to the Condensed Consolidated Financial Statements.  The ultimate terms and structure of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is still unknown; therefore, we have assumed that the potential resolution amount will not be tax deductible.

	Income Tax Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Income tax expense (in millions)	$81.7	$25.6	$130.3	$46.8
Effective tax rate	50.7%	39.1%	45.4%	39.5%

Net income.  Net income for the three months ended September 30, 2007 was $79.3 million compared to $39.8 million for the same period in the prior year, representing an increase of 99.4%.  For the nine months ended September 30, 2007, net income was $157.0 million compared to $71.7 million for the same period in the prior year, representing an increase of 118.8%.  Net income increased as a result of the favorable adjustment that was recorded to medical benefits expense to reflect the difference between the actual claims paid and the Company’s actuarially determined estimate which accounted for $51.4 million and $46.0 million of the increase in the three and nine- month periods ended September 30, 2007.  This increase was off-set by the liability that was recorded in the amount of $50.0 million in connection with the resolution of the investigation related matters discussed in Note 7 to the Consolidated Financial Statements.  The ultimate terms and structure of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is still unknown; therefore, we have assumed that the potential resolution amount will not be tax deductible.  The remaining increase is a result of significant premium growth as discussed above.

	Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(In millions, except per share data)
Net income	$79.3	$39.8	$157.0	$71.7
Net income per diluted share	$1.88	$0.97	$3.74	$1.77

Liquidity and Capital Resources

Cash Generating Activities

Our business consists of operations conducted by our regulated subsidiaries, including HMOs and insurance subsidiaries, and our non-regulated subsidiaries.  The primary sources of cash for our regulated subsidiaries include premium revenue, investment income and capital contributions made by us to our regulated subsidiaries.  Our regulated subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

Our regulated subsidiaries’ primary uses of cash include payment of medical expenses, management fees to our non-regulated third-party administrator subsidiary (the “TPA”) and direct administrative costs, which are not covered by the agreement with the TPA, such as selling expenses and legal costs.  We refer collectively to the cash and investment balances maintained by our regulated subsidiaries as “regulated cash” and “regulated investments,” respectively.

The primary sources of cash for our non-regulated subsidiaries are management fees received from our regulated subsidiaries, investment income and cash received from debt or equity offerings.  Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services and information technology.  Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries and repayment of debt.  We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments”, respectively.  “Cash and cash equivalents”, which appears as a line item in our Consolidated Balance Sheet, is the sum of regulated cash and unregulated cash, and “Investments”, which also appears as a line item in our Consolidated Balance Sheet, is the sum of regulated investments and unregulated investments.

Cash Positions and Credit Facility

At September 30, 2007 and 2006, cash and cash equivalents were $1,203.4 million and $788.9 million, respectively.  We also had short-term investments of $286.3 million and $131.1 million at September 30, 2007 and 2006, respectively.

As of September 30, 2008, our consolidated cash and cash equivalents were approximately $1,176 million.  As of September 30, 2008, our consolidated investments were approximately $139 million.  As of September 30, 2008, we had unregulated cash of approximately $90 million and unregulated investments of approximately $5 million.  In addition, as of September 30, 2008, we had approximately $1,087 million in regulated cash and $133 million in regulated investments.

On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009.  The proceeds from such dividends are not reflected in our unregulated cash balances as of September 30, 2008.

Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009.  Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due.  However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due.  In particular, the timing and amount of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility.  Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50 million to be terminated.  In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.

Our current liquidity position is discussed in detail in our 2007 10-K under  “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  In that section, we provide information related to, among other things, the default under our credit facility, our significant near-term cash requirements, our initiatives to increase unregulated cash and certain risks related to these initiatives.  We urge you to review our 2007 10-K for important information related to our liquidity and capital resources.

Auction Rate Securities

As of September 30, 2007, $244.5 million of our $286.3 million in short-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”).  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry investment grade credit rating.  Subsequent to September 30, 2007, all of the $244.5 million of auction rate securities that we held at the balance sheet date either were sold at par or had their interest rate reset through a successful auction.

For a discussion of the current status of our auction rate securities, we refer you to the discussion in our 2007 10-K under  “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see the risk factor discussion included in our 2007 10-K.

Overview of Cash Flow Activities

For the nine-month periods ended September 30, 2007 and the nine-month periods ended 2006 as restated our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
		(Restated)
	(In thousands)
Net cash provided by operations	$367,536	$330,369
Net cash used in investing activities	(206,807)	(78,941)
Net cash provided by financing activities	78,141	115,714

Cash from Operations:  As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims.  During the nine-month period ended September 30, 2007, cash provided from operations consisted primarily of $157.0 million of net income from operations, an increase in medical benefits payable of $75.6 million, an increase in accounts payable and accrued expenses of $60.0 million and an increase of $62.5 million in taxes payable, partially off-set by an increase in premium and other receivable of $51.1 million.

Cash used in Investing Activities:  During the nine-month period ended September 30, 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $159.8 million in various short-term investment instruments and $33.1 million in restricted investments.  An additional $13.8 million was invested in capitalized assets and investments in technology needed to sustain our membership growth.

Cash from Financing Activities:  Included in financing activities are funds held for the benefit of others, which increased approximately $44.0 million as of September 30, 2007.  These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.  We received an incremental tax benefit received for option exercises of $22.6 million and an additional $12.8 million was received for options exercised.

As discussed above, our senior secured credit facility is currently in default and subject to acceleration by the lenders and will become due and payable on May 13, 2009.  The term loan and credit facilities are secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities.  Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%.  If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more events of default.

As of September 30, 2007, our senior debt was rated BB- by Standard & Poor’s and Ba1 by Moody’s.  Subsequent to the balance sheet date presented, but prior to filing our report, our senior debt was downgraded to B by Standard & Poor’s and Ba2 by Moody’s.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2007, we had cash and cash equivalents of $1,203.4 million, investments classified as current assets of $286.3 million, and restricted investments on deposit for licensure of $86.6 million.  The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale.  Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements.  The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1.0% increase in market interest rates at September 30, 2007, the fair value of our fixed income investments would decrease by less than $2.6 million.  Similarly, a 1.0% decrease in market interest rates at September 30, 2007 would result in an increase of the fair value of our investments of less than $2.9 million.

Item 4. Controls and Procedures.

Special Committee Investigation and Restatement

Upon consideration of certain issues identified in the Special Committee investigation discussed in the Explanatory Note and our 2007 10-K, and after discussions with management and our independent registered public accounting firm, the Audit Committee recommended to the Board, and the Board thereafter concluded, that our previously issued audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein, and that our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and June 30, 2007 be restated.

The restatements relate to accounting errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with AHCA to provide behavioral health care services for our Florida Medicaid members, (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation pursuant to which we provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.

For a discussion of the restatement impact to periods covered in this Quarterly Report on Form 10-Q, refer to Note 2 to the Condensed Consolidated Financial Statements

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was conducted under the leadership, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2007.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because of the material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below.

Nevertheless, based on a number of factors, including the efforts discussed below to remediate the material weaknesses in internal control over financial reporting, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatements described above, management undertook to assess the effectiveness of our internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, we determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA and Healthy Kids contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.

Based on the evaluation discussed above, Management has identified the following material weaknesses in WellCare’s internal controls over financial reporting as of September 30, 2007:

Control Environment and Control Activities

We identified a material weakness in a portion of the control environment and control activities components of our internal controls.  We have determined that certain former members of senior management set an inappropriate tone in connection with our efforts to comply with the regulatory requirements related to the AHCA contract and Healthy Kids contract that led to a deficiency in the design of our internal controls.  Specifically, there was inadequate control over financial reporting as of December 31, 2007 with respect to interpreting and complying with regulatory guidance and other contracted terms when calculating, submitting and reserving for estimated self-reported retrospective settlements with a state agency with which certain of our subsidiaries were contracted to provide Medicaid services.

Information and Communication

  We have determined that certain former members of senior management failed to ensure effective communications with, among others, our Board and certain regulators regarding the AHCA contract and Healthy Kids contract, and therefore a material weakness existed in a portion of the information and communication system.  Specifically, there was a lack of communication regarding the Company’s interpretation of and compliance with regulatory guidance and other contracted terms pertaining to self-reported retrospective settlements as well as with regard to inquiries from a state agency pertaining to the retrospective settlement process.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Measures

As described more fully in “Item 9A Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on January 26, 2009, in connection with the restatement and the material weaknesses described above, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal control over financial reporting.  We believe that these measures will remediate the material weaknesses we have identified as of September 30, 2007 and strengthen our internal control over financial reporting and disclosure controls and procedures.  Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remedial measures described above.

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

Part II – OTHER INFORMATION

Item 1.            Legal Proceedings.

For information regarding pending legal proceedings, see “Part I – Item III – Legal Proceedings” of our 2007 10-K.  As of the date hereof, there have been no material developments in the pending legal proceedings disclosed in our 2007 10-K.

Item 1A.         Risk Factors.

Under “Part I – Item 1A – Risk Factors” of our 2007 10-K, we set forth risk factors related to (i) our failure to file timely periodic reports with the SEC and certain regulatory filings with state agencies; (ii) our internal control over financial reporting; (iii) the pending government investigations and litigation; (iv) our business; (v) our financial condition; (vi) being a regulated entity, and (vii) our common stock.  You should carefully consider the risk factors set forth in our 2007 10-K.  As of the date hereof, there have been no material changes to the risk factors disclosed in our 2007 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities.  As of September 30, 2007, we have used approximately $48.1 million of our offering proceeds in the original amount of $157.5 million.  Of the proceeds used, $24.0 million was used to pay-off the related party note that we issued as part of the consideration for the acquisition of the WellCare group of companies and the remaining $24.1 million was used to fund other expansion opportunities, including the required statutory capital for our new markets.

Item 3.            Defaults upon Senior Securities.

As previously disclosed and described in our 2007 10-K, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009.  Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our 2008 budget and other requested reports and information), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions that were not effected in compliance with the credit agreement).  As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased.  However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

Exhibit List

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment number 4 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	July 27, 2007	10.1

10.2	Amendment number 4 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	July 27, 2007	10.2

10.3	2007 Managed Long Term Care Model Contract (C021884), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.1

10.4	Medicaid Advantage Plus Model Contract (C021887), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.2

10.5	Amendment to Contract for Furnishing Health Services between the State of Illinois Department of Healthcare and Family Services and Harmony Health Plan of Illinois, Inc.	8-K	August 31, 2007	10.1

10.6	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	August 31, 2007	10.2

10.7	Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	September 7, 2007	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on January 24, 2009.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment number 4 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	July 27, 2007	10.1

10.2	Amendment number 4 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	July 27, 2007	10.2

10.3	2007 Managed Long Term Care Model Contract (C021884), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.1

10.4	Medicaid Advantage Plus Model Contract (C021887), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.2

10.5	Amendment to Contract for Furnishing Health Services between the State of Illinois Department of Healthcare and Family Services and Harmony Health Plan of Illinois, Inc.	8-K	August 31, 2007	10.1

10.6	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	August 31, 2007	10.2

10.7	Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	September 7, 2007	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith