Form 10-K
period 2007-12-31
WELLCARE HEALTH PLANS, INC.
filed 2009-01-26
CIK 1279363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-32209

WellCare Health Plans, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0937650
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
Organization)	Identification No.)

8725 Henderson Road, Renaissance One
Tampa, Florida	33634
(Address of Principal Executive Offices)	(Zip Code)

(813) 290-6200

Registrant’s telephone number, including area
code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒  Accelerated Filer ☐   Non-Accelerated Filer ☐ Smaller Reporting Company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (33,887,747 shares) on June 30, 2008 was $1,225,042,054 (based on the closing price of $36.15 per share on June 30, 2008 as reported on the New York Stock Exchange).  Solely for purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of January 20, 2009, there were outstanding 42,245,657 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected performance, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements generally may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based on current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include each of the important factors discussed in this report in the section entitled “Part I – Item 1A – Risk Factors.”

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), WellCare Health Plans, Inc. is restating its financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein. References to the “Company,” “WellCare,” “we,” “our” and “us” in this 2007 Form 10-K refer to WellCare Health Plans, Inc. together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

This 2007 Form 10-K reflects the restatement and reclassifications of “Selected Financial Data” in Item 6 for the fiscal years ended December 31, 2003, 2004, 2005 and 2006, Note 19 “Quarterly Financial Information” in Item 8 for the fiscal years ended December 31, 2004, 2005, 2006 and 2007, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form presented in this 2007 Form 10-K as it related to the fiscal years ended December 31, 2004, 2005 and 2006.

The filing of this 2007 Form 10-K was delayed due to, among other things, the time required for the Special Committee to conduct its investigation, for us to review the issues identified in the Special Committee investigation, and for us to restate our previously issued audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein.

We also will restate our financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007.  Other than our Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, we do not plan to amend previously filed reports in connection with the restatement as we believe the expenditure of resources required to produce this information is not justified by any related benefit that would result.

Background and Overview

As previously disclosed, on October 24, 2007, certain federal and state agencies executed a search warrant at our headquarters in Tampa, Florida. Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend remedial measures to the Board for its consideration. The Special Committee and the Company are cooperating fully with federal and state regulators and enforcement officials in these matters. The Special Committee’s review is ongoing and we cannot provide assurances as to when it will be completed. Based on the issues referred to date to the Special Committee, other than those discussed below, we currently do not believe that the work of the Special Committee will result in any material adjustments to the accompanying financial statements.

Restatement

Upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 (the “Restatement Period”), be restated. Accordingly, our previously issued consolidated financial statements for the Restatement Period and the corresponding report of our independent registered public accounting firm, Deloitte & Touche LLP, included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2006, should no longer be relied upon.

The restatement relates to accounting errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with the Florida Agency for Health Care Administration  (“AHCA”) to provide behavioral health care services for our Florida Medicaid members (the “AHCA contract”), (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation to provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.

Set forth below and in Note 3 of the Notes to Consolidated Financial Statements is the impact of the restatement on our previously issued consolidated financial statements for the Restatement Period:

•    Premium revenues for the years ended December 31, 2004, 2005 and 2006 and the three-month periods ended March 31 and June 30, 2007 were reduced (increased) by approximately $13 million (1%) from $1,391 million to $1,378 million; $14 million (1%) from $1,862 million to $1,848 million; $127 million (3%) from $3,713 million to $3,586 million; ($67) million (5%) from $1,222 million to $1,289 million; and $13 million (1%) from $1,321 million to $1,308 million from the previously reported premium revenues for those periods, respectively.

•    Income before income taxes for the years ended December 31, 2004, 2005 and 2006 and the three-month periods ended March 31 and June 30, 2007 were reduced by approximately $12 million (15%) from $81 million to $69 million; $7 million (9%) from $85 million to $78 million; $26 million (11%) from $227 million to $201 million; $4 million (10%) from $41 million to $37 million; and less than $0.2 million from $89 million to $89 million from the previously reported income before income taxes for those periods, respectively.

•    Net income for the years ended December 31, 2004, 2005 and 2006 and the three-month periods ended March 31 and June 30, 2007 were reduced by approximately $7 million (14%) from $49 million to $42 million; $5 million (9%) from $52 million to $47 million; $18 million (13%) from $139 million to $121 million; $2 million (9%) from $25 million to $23 million; and $0 from $55 million to $55 million from the previously reported net income for those periods, respectively.

•    Diluted earnings per share (“EPS”) for the years ended December 31, 2004, 2005 and 2006 and the three-month periods ended March 31 and June 30, 2007 were reduced by approximately $0.22 (14%) from $1.56 to $1.34; $0.11 (9%) from $1.32 to $1.21; $0.45 (13%) from $3.43 to $2.98; $0.05 (8%) from $0.60 to $0.55; and increased by approximately $0.01 (1%) from $1.30 to $1.31 from the previously reported diluted EPS for those periods, respectively.

•    Other payables to government partners as of December 31, 2004, 2005 and 2006 and as of March 31 and June 30, 2007 were increased by approximately $23 million from $0 to $23 million; $36 million from $0 to $36 million; $45 million from $104 million to $149 million; $42 million from $36 million to $78 million; and $42 million from $50 million to $92 million from the previously reported other payables to government partners for those dates, respectively.

In addition, certain immaterial adjustments that were not made or reflected in the previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, and in the unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, are reflected in the restated consolidated financial statements as a result of the restatement.

For further detail on the financial statement impacts of the restatement, please see Note 3 of the Notes to Consolidated Financial Statements, “Part II – Item 6 – Selected Financial Data” and “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Internal Control over Financial Reporting

As a result of our ongoing review of issues identified in the Special Committee investigation, we have determined that certain material weaknesses existed at the Company as of December 31, 2007.  Specifically, we have determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA and Healthy Kids contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system. A detailed description of these material weaknesses is provided in “Part II – Item 9A–Controls and Procedures.”  Because of the material weaknesses described above, management has concluded, taking into consideration the Special Committee’s findings, that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.

Disclosure Controls and Procedures

Solely as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Remedial Measures

Our Board, various Board committees and our new senior management team are developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting as of December 31, 2007 as described in “Part II – Item 9A – Controls and Procedures.”

PART I

Item 1.  Business.

Overview

We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children and the aged, blind and disabled. As of December 31, 2007, we served approximately 2,373,000 members. We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.

Through our licensed subsidiaries, as of December 31, 2007, we operated our Medicaid health plans in Florida, New York, Connecticut, Illinois, Missouri, Ohio and Georgia, and our Medicare Advantage coordinated care plans (“CCPs”) in Florida, New York, Connecticut, Illinois, Louisiana and Georgia. We also operated as a stand-alone Medicare prescription drug plan (“PDP”) in all 50 states and the District of Columbia and offered Medicare Advantage private fee-for-service (“PFFS”) plans to Medicare beneficiaries in approximately 793 counties in 39 states and the District of Columbia as of December 31, 2007.

All of our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, which we offer under the name ‘Ohana beginning in January 2009.  Conversely, we offer or offered our Medicaid plans under several brand names depending on the state, as set forth in the table below.

State	Brand Name(s)
Connecticut	PreferredOne
Florida	Staywell; HealthEase
Georgia	WellCare
Hawaii	‘Ohana
Illinois	Harmony
Missouri	Harmony
New York	WellCare
Ohio	WellCare

Key Developments

We discuss below some key developments that have occurred since January 1, 2007 through the date of the filing of this 2007 Form 10-K.

Special Committee Investigation and Restatement Summary

For a discussion of the Special Committee investigation and summary of the restatement adjustments, we refer you to the section entitled “Explanatory Note” that appears at the beginning of this 2007 Form 10-K. For a discussion of the various legal proceedings arising from, or related to, the investigations described above, please see “Part I – Item 3 – Legal Proceedings.”

New Leadership

New Senior Management Team

On January 25, 2008, Todd Farha, our former Chief Executive Officer, President and Chairman of the Board, Paul Behrens, our former Senior Vice President and Chief Financial Officer, and Thaddeus Bereday, our former Senior Vice President, General Counsel and Secretary, resigned from their respective officer and director positions with us and our subsidiaries. In connection with the resignations of these individuals, the Board elected Charles G. Berg as our new Executive Chairman of the Board and Heath G. Schiesser, who previously had served as our Senior Vice President for Marketing and Sales and President of WellCare Prescription Insurance, one of our subsidiaries, as our new President and Chief Executive Officer. Mr. Schiesser was also elected as a director.

Further, we made the following changes or additions to the senior management team:

•                  in April 2008, we appointed Thomas F. O’Neil III as our Senior Vice President, General Counsel and Secretary;

•                  in July 2008, we appointed Thomas L. Tran as our Senior Vice President and Chief Financial Officer;

•                  in July 2008, we appointed William S. White, who had served as our Vice President, Finance, as our Chief Accounting Officer;

•                  in August 2008, we appointed Jonathan P. Rich as our Senior Vice President and Chief Compliance Officer; and

•                  in September 2008, we appointed Rex M. Adams as our Senior Vice President and Chief Operating Officer.

Business Organizational Changes

Following commencement of the government and Special Committee investigations, we reorganized the senior management team by, among other things, separating the positions of (i) Chairman and Chief Executive Officer, (ii) General Counsel and Chief Compliance Officer and (iii) Chief Financial Officer and Chief Accounting Officer. Our new Chief Compliance Officer reports directly to the Chief Executive Officer as well as the Board’s new Regulatory Compliance Committee, which is described below.

In April 2008, the Board formed a Regulatory Compliance Committee, currently comprised solely of independent directors, to oversee our compliance activities and programs, and a new Health Care Quality and Access Committee to focus on the quality and accessibility of the health care services our members receive through our plans. In July 2008, the Board adopted a new charter for our management Disclosure Committee as well as new disclosure controls, policies and procedures, which provide more comprehensive procedures for the review of our financial statement disclosures. For a discussion of the Company’s new disclosure controls and procedures, please see “Part II – Item 9A – Controls and Procedures.”

In addition, in 2008, we realigned our leadership structure in a number of ways. We consolidated our state operations into four regions, each with a regional leader who reports directly to our Chief Executive Officer, and named a head of our national Medicare business. We also consolidated oversight of operations and information technology under one executive, our recently appointed Chief Operating Officer, and appointed a national head of regulatory and government affairs.

Business Initiatives / Exits

During 2007, we launched our Medicare PFFS product in 39 states and the District of Columbia. Following the decision by the Connecticut Department of Social Services (“DSS”) to amend all risk-based Medicaid contracts, such as ours, in December 2007, we notified DSS that we intended to terminate our Connecticut Medicaid contracts. Under the terms of the termination arrangement, we did not bear risk for these members as of January 1, 2008, but continued to provide administrative services for such members through June 1, 2008.  We continue to offer our Medicare plans in Connecticut. Further, due to medical costs for the Ohio Medicaid program being greater than expected, particularly for our aged, blind and disabled, or ABD, members, we withdrew from the ABD program effective August 31, 2008.  We continue to participate in the Ohio covered family and children program.

In 2008, we launched CCPs in Indiana, Missouri, New Jersey, Ohio and Texas and pilot Medicare preferred provider organizations (“PPOs”) in Georgia and Ohio. We did not have significant membership in our pilot PPO plans in 2008 and have reduced our PPO offerings in 2009 to just one county in Ohio. Additionally, in 2008, we expanded the number of counties in which we offer PFFS plans from 793 to 1,590 in 43 states and the District of Columbia, although we withdrew from three states in 2009.  Further, in 2008 we were awarded a contract, which will commence in February 2009, to provide services under the Hawaii Medicaid program for the ABD population. Further, we started offering CCPs in Hawaii in January 2009.

In August 2008, we were notified by the federal Centers for Medicare & Medicaid Services (“CMS”) that our bids for the 2009 plan year were below the CMS regional benchmark premium rate in 12 of the 34 CMS regions, which allows us to serve auto-assigned dual-eligible Medicare beneficiaries. As of January 1, 2009, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans. In addition to this known membership loss, in 2009 we expect that a portion of the 153,000 low-income subsidized members who previously chose our plans will choose a new plan in 2009.  We estimate that, based on these factors as well as new members choosing to enroll in our plans, new auto-assignment of members and other factors, our revenues generated from our PDP plans will decrease for 2009.

Adoption of Retention Program

In light of our concerns relating to retention of our associates, in November 2007 the Compensation Committee of the Board (the “Compensation Committee”) approved a special cash retention bonus, which was paid to non-bonus eligible associates in May 2008 and bonus-eligible associates in January 2009 who were employed on October 31, 2007.  In addition, due to retention risk, in March 2008 the Compensation Committee approved the grant of additional stock option retention awards to all members of our senior management team and restricted stock units to other eligible associates. For a more detailed discussion of this program and our severance programs, including our expenses associated with them, please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part III – Item 11 – Executive Compensation.”

Business Strategy

We are committed to operating our business in a manner that serves our key constituents – members, providers, regulators and associates – and also delivers competitive returns for our investors. Our goal is to be a leading provider of managed care services for government-sponsored health care programs. To achieve this goal, we continue to look for economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. However, we are also evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources. We also continue to rationalize our operations to make sure that our ongoing business is profitable.

On an ongoing basis, we assess the ability of our existing operations to support our current and future business needs. This assessment may result in enhancing or replacing current systems and/or processes, which could result in our incurring substantial costs to improve our operations and services.

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

As of December 31, 2007, we had approximately 1,232,000 Medicaid members. The following table summarizes our Medicaid segment membership by line of business as of December 31, 2007 and 2006.

Medicaid Membership

	For the Year Ended December 31,
	2007	2006
Medicaid
TANF	927,000	1,069,000
S-CHIP	203,000	95,000
SSI	72,000	51,000
FHP	30,000	30,000
Total	1,232,000	1,245,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we have two customers from which we received 10% or more of our Medicaid segment premium revenue for 2006 and 2007: the State of Florida and the State of Georgia. The following table sets forth information relating to the premium revenues received from the State of Florida and the State of Georgia in 2006 and 2007, as well as all other states on an aggregate basis.

Medicaid Segment Revenues

(Dollars in thousands)

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Line of Business	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue

Florida	$909,671	33.8%	$871,449	45.7%
Georgia	1,086,773	40.4%	496,937	26.1%
All other states*	695,337	25.8%	538,005	28.2%
Total	$2,691,781	100.0%	$1,906,391	100.0%

* All other states consists of Connecticut, Illinois, Missouri, New York, Ohio and, for the year ended December 31, 2006 only, Indiana. We ceased offering Medicaid plans in Connecticut in March 2008.

Our Medicaid contracts with government agencies have terms of between one and four years with varying expiration dates. We currently provide Medicaid plans under sixteen separate contracts, including seven contracts in New York, five contracts in Florida and one contract in each of Georgia, Illinois, Ohio and Missouri. The following table sets forth the term and expiration dates of our Medicaid contracts with the State of Florida and the State of Georgia, the two customers that accounted for greater than 10% of our Medicaid segment premium revenue during 2006 and 2007.

State	Line of Business	Term of Contract	Expiration Date of Current Term
	• Staywell Medicaid	3 year term	8/31/09
Florida	• HealthEase Medicaid	3 year term	8/31/09
	• Healthy Kids	1 year term	9/30/09

Georgia	• Medicaid	1 year term w/ 6 one- year renewals*	6/30/09

*                 Our Georgia contract commenced in July 2005; we are currently in our third renewal term.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by CMS. Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which includes CCP, PFFS and PPO plans. Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through a health maintenance organization (“HMO”) and generally require members to seek health care services from a network of health care providers. PFFS plans are offered by insurance companies and are open-access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and agrees to bill, and otherwise accepts the terms and conditions of, the sponsoring insurance company. PPO plans are also offered by insurance companies and provide both in-network and out-of-network benefits for Medicare beneficiaries.

As of December 31, 2007, we had approximately 1,141,000 Medicare members. The following table summarizes our Medicare segment membership by line of business as of December 31, 2007 and 2006.

Medicare Membership

	For the Year Ended December 31,
	2007	2006
Medicare
PDP	983,000	923,000
Medicare Advantage	158,000	90,000
Total	1,141,000	1,013,000

In our Medicare segment, we have just one customer, CMS, from which we receive 100% of our Medicare segment premium revenue. However, we have two distinct lines of business within our Medicare segment: PDP and Medicare Advantage plans. The following table sets forth information relating to the total premium revenues from our PDP and Medicare Advantage lines of business in our Medicare segment for the years ended December 31, 2007 and 2006.

Medicare Segment Revenues

(Dollars in thousands)

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Customer	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue

PDP	$1,026,842	39.3%	$909,617	54.2%
Medicare Advantage	1,586,266	60.7%	770,035	45.8%
Total	$2,613,108	100.0%	$1,679,652	100.0%

In reviewing our Medicare segment across each state in which we operate, we had only one state, Florida, which represented 10% or more of our Medicare segment revenue. Florida represented 25.0% and 30.4% of our Medicare segment revenue for the years ended December 31, 2007 and 2006, respectively.

Our Medicare contracts with CMS all have terms of one year and expire at the end of each calendar year. We currently offer Medicare plans under separate contracts with CMS for each of the states in, and programs under, which we offer such plans. Our current contracts with CMS expire on December 31, 2009.

Our Health and Prescription Drug Plans

Membership Concentration

The following table sets forth, as of December 31, 2007, a summary of our membership for all lines of business in each state in which we have more than 5% of our total membership as well as all other states in the aggregate.

Membership Concentration

		Medicare
State	Medicaid Members	PDP	Medicare Advantage	Total Membership	Percent of Total Membership

Florida	445,000	88,000	73,000	606,000	25.5%
Georgia	458,000	24,000	3,000	485,000	20.4%
New York	113,000	63,000	22,000	198,000	8.3%
Illinois	127,000	36,000	10,000	173,000	7.3%
California	—	152,000	4,000	156,000	6.6%
All other states(1)	89,000	620,000	46,000	755,000	31.9%
Total	1,232,000	983,000	158,000	2,373,000	100.0%

(1) Represents the aggregate of all states constituting individually less than 5% of total membership.

Premiums

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premium we receive for each member varies according to the specific government program and may vary according to many other factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. The premium payments we receive are based upon eligibility lists produced by the government. From time to time, our regulators require us to reimburse them for premiums we received based on an eligibility list that the regulator later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. As a result of these periodic premium rate adjustments and member eligibility determinations, we cannot predict with certainty what our future revenues will be under each of our government contracts even when we believe membership will remain constant.

For further detail about the CMS reimbursement methodology under the PDP program, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results.”

Services/Coverage

Medicaid

The Medicaid programs and services we offer to our members vary by state and county and are designed to serve effectively our various constituencies in the communities we serve. Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their primary care physician (“PCP”) in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare

Through our Medicare Advantage plans, we also cover a wide spectrum of medical services. We provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our Medicare Advantage plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. In addition, the majority of our plans do not require a deductible for services. Typically, members of our CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program, is willing to bill us for reimbursement and accepts our terms and conditions. We have some flexibility in designing benefits packages and we offer benefits that Original Medicare fee-for-service coverage does not offer. Our pilot PPO plans offer members the option to seek any services outside of our contracted network but, in such case, they are subject to higher cost sharing. We also offer special needs plans for those who are dually eligible for Medicare and Medicaid (“D-SNPs”), which are CCPs, in most of our markets. D-SNPs are designed to provide specialized care and support for Medicare beneficiaries, including those who are dually eligible for both Medicare and Medicaid, with frailties or serious chronic conditions. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as Original Medicare enrollees. We offer Part D coverage in many forms, including stand-alone PDPs and as a component of many of our Medicare Advantage plans.

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. PFFS beneficiaries can join a PFFS plan that has Part D drug coverage or join a plan without such coverage and choose either to obtain a drug benefit from a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in CCPs or PPOs can join a plan with Part D coverage or forego Part D coverage.

Provider Networks

We contract with a wide variety of health care providers to provide our members with access to medically necessary services. Our contracted providers deliver a variety of services to our members, including: primary and specialty physician care; laboratory and imaging; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

The following are the types of providers in our Medicaid and CCP contracted networks:

•                  Professionals such as PCPs, specialty care physicians, psychologists and licensed master social workers;

•                  Facilities such as hospitals with inpatient, outpatient and emergency services, skilled nursing facilities, outpatient surgical facilities, diagnostic imaging centers and laboratory providers;

•                  Ancillary providers such as home health, physical therapy, speech therapy, occupational therapy, ambulance providers and transportation providers; and

•                  Pharmacies, including retail pharmacies, mail order pharmacies and specialty pharmacies.

These providers are contracted through a variety of mechanisms, including agreements with individual providers, groups of providers, independent provider associations, integrated delivery systems and local and national provider chains such as hospitals, surgical centers and ancillary providers. We also contract with other companies who provide access to contracted providers, such as pharmacy, dental, hearing, vision, transportation and mental health benefit managers.

PCPs play an important role in coordinating and managing the care of our Medicaid and CCP products. This coordination includes delivering preventive services as well as referring members to other providers for medically necessary services. PCPs are typically trained in internal medicine, pediatrics, family practice, general practice and, in some markets, obstetrics and gynecology. In rare instances, a physician trained in sub-specialty care will perform primary care services for a member with a chronic condition.

To help ensure quality of care, we credential and recredential all professional providers, including physicians, psychologists, licensed master social workers, certified nurse midwifes, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician, directly or through delegated arrangements. This credentialing and recredentialing is performed in accordance with standards required by CMS and consistent with the standards of the National Committee for Quality Assurance (“NCQA”).

Our typical professional and ancillary agreements provide for coverage of medically necessary care and have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts can typically be cancelled by either party, without cause, upon 90 days written notice.

Facility, pharmacy, dental, vision and behavioral health contracts cover medically necessary services and, under some of our plans, enhanced benefits. These contracts typically have terms of one to four years. These agreements may also automatically renew at the end of the contract period unless otherwise specified in writing by either party. During the contract period, these agreements typically can be terminated without cause upon written notice by either party, but the notification period may range from 90 to 180 days and early termination may impose financial penalties on the terminating party.

The contract terms require providers to participate fully with our quality improvement and utilization review programs, which we may modify from time to time, as well as applicable state and federal regulations.

Provider Reimbursement Methods

Physicians and Provider Groups

We reimburse some of our PCPs a fixed fee per member per month. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the PCP as well as coordination of care from other providers as described above. In certain markets, services such as vaccinations, laboratory or screening services delivered by the PCP may warrant reimbursement in addition to the capitation payment. Further, in some markets, PCPs may also be eligible for incentive payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance. These incentive payments may be paid as a periodic bonus or when submitting documentation of a member’s receipt of services.

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and level of medical treatment provided to our members and to improve our compliance with regulatory reporting requirements to ensure our contracted providers are providing appropriate medical care. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance. We are reviewing our payment and data collection methods, particularly under capitated arrangements, to improve the accuracy and completeness of our encounter data.

PCPs in our CCP products and, in rare instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align our interests with those of the PCPs. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should pay us. Payments due to us are carried forward and offset against future payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the fee-for-service program. In rare instances, specialty care provider groups in certain regions are paid a capitation rate to provide specialty care services to members in those regions.

For the year ended December 31, 2007, approximately 15% of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 85% were on a fee-for-service basis. During the year ended December 31, 2007, approximately 8% of our payments to physicians serving our Medicare members in CCPs were on a capitated basis and approximately 92% were on a fee-for-service basis.

Facilities

Inpatient services are typically reimbursed as a fixed global payment for an admission based on the associated diagnosis related group, or DRG, as defined by CMS. In many instances, certain services, such as implantable devices or particularly expensive admissions, are reimbursed as a percentage of hospital charges either in addition to, or in lieu of, the DRG payment. Certain facilities in our networks are reimbursed on a negotiated rate paid for each day of the member’s admission, known as a per diem. This payment varies based upon the intensity of services provided to the member during admission, such as intensive care, which is reimbursed at a higher rate than general medical services.

Facility Outpatient Services

Facility outpatient services are reimbursed either as a percentage of charges or based on a fixed fee schedule for the services rendered, in accordance with ambulatory payment groups or ambulatory payment categories, both as defined by CMS. Outpatient services for diagnostic imaging and laboratory services are reimbursed on a fixed fee schedule as a percentage of the applicable Medicare or Medicaid fee-for-service schedule or a capitation payment.

Ancillary Providers

Ancillary providers, who provide services such as home health, physical, speech and occupational therapy, and ambulance and transportation services, are reimbursed on a capitation or fee-for-service basis.

Pharmacy Services

Pharmacy services are reimbursed based on a fixed fee for dispensing medication and a separate payment for the ingredients. Ingredients produced by multiple manufacturers are reimbursed based on a maximum allowable cost for the ingredient. Ingredients produced by a single manufacturer are reimbursed as a percentage of the average wholesale price. In certain instances, we contract directly with the sole source manufacturer of an ingredient to receive a rebate, which may vary based upon volumes dispensed during the year.

Out-of-Network Providers

When our members receive services for which we are responsible from a provider outside our network, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In most cases, when a member is treated by a non-contracted provider, we are obligated to pay only the amount that the provider would have received from traditional Medicaid or Medicare.

Sales and Marketing Programs

As of December 31, 2007 and 2008, our employed sales force consisted of approximately 900 and 800 associates, respectively. We have developed our sales and marketing programs on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in community settings and in coordination with government agencies. We regularly participate in local events and organize community health fairs to promote our products and the benefits of preventive care. We also utilize traditional marketing methods such as direct mail, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, which allows us to better serve a broader set of beneficiaries, including markets requiring specific language skills and cultural knowledge. In addition, we have fee-for-service relationships with independently licensed insurance agents to help us promote our Medicare plans in most markets.

Our Medicaid marketing efforts are heavily regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions can be revised from time to time. In addition, local market program design and competitive dynamics affect our sales efforts. For example, the State of Georgia does not permit direct sales by Medicaid health plans. In Georgia, we rely primarily on member selection and auto-assignment of Medicaid members into our plans.

Florida also auto-assigns Medicaid recipients into participating health plans, but historically has permitted direct sales of Medicaid plans as well. However, effective January 1, 2009, AHCA, which oversees the Medicaid program, began prohibiting direct sales to Medicaid recipients for all plans participating in the Florida Medicaid program. Primarily as a result of this change, in September 2008 we eliminated approximately one hundred positions in Florida, most of which were in sales or sales support roles.

Our Medicare marketing and sales activities are also heavily regulated by CMS and the states. On July 15, 2008, The Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated enabling regulations. MIPPA impacts a broad range of Medicare marketing activities, including those relating to telemarketing, means of approaching potential members, cross-selling of products and compensation. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans and providing information about eligibility requirements. The activities of our independently licensed insurance agents are also covered by CMS’s regulations.

Our marketing efforts for Medicare Advantage plans have historically focused on direct mail, outbound telemarketing and print advertising initiatives in conjunction with our sales force and our network of independently licensed insurance agents. However, we modified our use of outbound telemarketing and other Medicare marketing practices to comply with MIPPA. We continue to evaluate how this will affect our ability to obtain Medicare Advantage members and how we will use the most effective alternative marketing methods allowed under MIPPA to educate potential members regarding our products and services.

In addition, our PDP business also benefits from the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. Based on our experience, we expect that the number of members auto-assigned to us will vary year over year. For example, as previously described, we bid above the CMS benchmark in 22 of the 34 CMS regions for plan year 2009 and will be ineligible to receive auto-assigned members in these regions. We expect that at least a portion of the low income subsidized members in these regions who previously chose us may choose alternative plans.

For further detail regarding restrictions on marketing and sales activities, particularly those to be implemented under the MIPPA, see “Part I – Item 1 – Business – Regulation.”

Quality Improvement

We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines specific, ongoing processes and services designed to improve the delivery of quality health care services to our members, as well as to ensure compliance with regulatory and accreditation standards. Each of our health plans has a Quality Improvement Committee, which is comprised of senior members of management, medical directors and other key Company associates. These committees report directly to the health plan Board of Directors which has oversight responsibilities for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and recredentialing. Several of our subcommittees include physicians as members.

Elements of our Quality Improvement Program include the following:  evaluation of the effects of particular preventive measures; member satisfaction surveys; grievance and appeals processes for members and providers; orientation visits to, and site audits of, select providers; provider credentialing and recredentialing; ongoing member education programs; ongoing provider education programs; health plan accreditation; and medical record audits.

Several of our health plans are also accredited by independent organizations that are designed to promote health care quality. Our Florida HMOs are accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”).  Our behavioral health subsidiary is accredited by URAC (formerly known as the Utilization Review Accreditation Commission) and our Georgia HMO was recently accredited by NCQA.

As part of our Quality Improvement Program, at times we have implemented changes to our reimbursement methods to reward those providers who encourage preventive care, such as well-child check-ups, prenatal care and/or adoption of evidence-based guidelines for members with chronic conditions. In addition, we have specialized systems to support our quality improvement activities. We gather information from our systems to identify opportunities to improve care and to track the outcomes of the services provided to achieve those improvements. Some examples of our intervention programs include:  a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants; a program to reduce the number of inappropriate emergency room visits; and a disease management program to decrease the need for emergency room visits and hospitalizations.

As previously noted, in April 2008, the Board formed the Health Care Quality and Access Committee. The principal purpose of this committee is to assist the Board by providing general oversight of our policies and procedures governing health care quality and access for our members, which will provide overall direction and guidance to our Quality Improvement Committees.

Competition

Competitive environment. We operate in a highly competitive environment to manage the cost and quality of services that are delivered to government health care program beneficiaries. We currently compete in this environment by offering Medicaid and Medicare health plans in which we accept all or nearly all of the financial risk for management of beneficiary care under these programs.

We typically must be awarded a contract by the government agency with responsibility for a program in order to offer our services in a particular location. Some government programs choose to limit the number of plans that may offer services to beneficiaries, while other agencies allow an unlimited number of plans to serve a program, subject to each plan meeting certain contract requirements. When the number of plans participating in a program is limited, an agency generally employs a bidding process to select the participating plans.

As a result, the number of companies with whom we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program does not specifically restrict the number of participating plans. In contrast, the Georgia Families and PeachCare program awards contracts to just three plans. We currently compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other CCP, PFFS and PDP plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them.

Competitive factors – program participation. Regardless of whether the number of health plans serving a program is limited, we believe government agencies determine program participation based on several criteria. These criteria generally include the terms of the bids as well as the breadth and depth of a plan’s provider network; quality and utilization management processes; responsiveness to member complaints and grievances; timeliness and accuracy of claims payment; financial resources; historical contractual and regulatory compliance; references and accreditation; and other factors.

Competitive factors – network providers. In addition, we compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on several criteria. These criteria generally include reimbursement rates; timeliness and accuracy of claims payment; potential to deliver new patient volume and/or retain existing patients; effectiveness of resolution of calls and complaints; and other factors.

Auto-assignment. When establishing a contract, the agency with responsibility for the program determines the approach by which a beneficiary becomes a member of one of the plans serving the program. Generally, a government program uses either automatic assignment of members or permits marketing to members by a plan, though some programs employ both approaches.

Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently are based on a plan’s rates, the outcome of a bidding process, or similar factors. For example, we receive auto-assignment of PDP members based on whether our bids during the annual renewal process are above or below the CMS benchmark. In most states, our Medicaid health plans also benefit from auto-assignment of individuals who do not choose a plan upfront but are mandatory participants in managed care programs. Each state differs in their approach to auto-assignment, but may use some of the following criteria in their auto-assignment algorithms: a Medicaid beneficiary’s previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan’s quality or performance status, a plan’s network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of non-choosers across all plans in a specified county or region. For more information about how we obtain our members, see “Part I – Item 1 – Business – Sales and Marketing Programs.”

Marketing. Other government programs permit plan sponsors to market their plans to beneficiaries, resulting in ongoing competition among the plans to enroll members. We believe a beneficiary selects a plan for membership based on several criteria. These criteria generally include a plan’s premiums and cost-sharing terms; provider network composition; benefits and medical services; effectiveness of resolution of calls and complaints; and other factors.

Medicaid segment competitors. In the Medicaid managed care market, our principal competitors for state contracts, members and providers include the following types of organizations:

•                  MCOs. Managed care organizations (“MCOs”) that, like us, receive state funding to provide Medicaid benefits to members. Many of these competitors operate in a single or small number of geographic locations. There are a few multi-state Medicaid-only organizations that tend to be larger in size and therefore are able to leverage their infrastructure over a larger membership base. Competitors include private and public companies, which can be either for-profit or non-profit organizations, with varying degrees of focus on serving Medicaid populations.

•                  Medicaid Fee-For-Service. Traditional Medicaid offered directly by the states or a modified version whereby the state administers a primary care case management model.

Medicare segment competitors. In the Medicare market, our primary competitors for contracts, members and providers include the following types of competitors:

•                  Original Fee-For-Service Medicare. Original Medicare is available nationally and is a fee-for-service plan managed by the federal government. Beneficiaries enrolled in Original Medicare can go to any doctor, supplier, hospital or other facility that accepts Medicare and is accepting new Medicare patients.

•                  Medicare Advantage and Prescription Drug Plans. Medicare Advantage and stand-alone Part D plans are offered by national, regional and local MCOs that serve Medicare beneficiaries.

•                  Employer Sponsored Coverage. Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from Medicare Advantage plans and may select an HMO, PPO, PFFS and/or PDP plan.

•                  Medicare Supplements. Original Medicare pays for many, but not all, health care services and supplies. A Medicare supplement policy is private health insurance designed to supplement Original Medicare by covering the cost of items such as co-payments, coinsurance and deductibles. Some Medicare supplements cover extra benefits for an additional cost. Medicare supplement plans can be used to cover costs not otherwise covered by Original Medicare, but cannot be used to supplement Medicare Advantage plans.

Regulation

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently.

To operate a health plan, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. As of December 31, 2007, our health plans were licensed to operate as HMOs in Florida, New York, Connecticut, Illinois, Indiana, Georgia, New Jersey, Ohio, Louisiana, Texas and Missouri.

To offer Medicare PFFS coverage, we must be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the organization wishes to offer PFFS plans. We have three subsidiaries licensed as health indemnity insurers in the 40 states and the District of Columbia where we offer PFFS plans as of January 2009.

To offer Medicare prescription drug coverage, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. However, CMS has implemented a waiver process to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they do business, even if the state already has in place a licensing process for PDP sponsors. The entity through which we operate our PDP plans currently is licensed as a domestic insurance company in the State of Florida and as a foreign insurer in 40 states plus the District of Columbia as of January 2009.  In the remaining states, the PDP entity is currently operating under one of the previously mentioned CMS waivers, which are approved through December 2009, but has applied for authority to conduct business as a foreign insurer.

As HMOs and insurance companies, we are regulated by both the state insurance departments and, in some cases in respect of our HMOs, another state agency with responsibility for oversight of HMOs. Generally, the licensing requirements are the same for us as they are for commercial managed health care organizations. We generally must demonstrate to the state that, among other things:

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

•                  our management is competent and trustworthy;

•                  we comply with the state’s sales and marketing regulations; and

•                  we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

State Regulation and Required Statutory Capital

Though generally governed by federal law, each of our regulated subsidiaries, including our HMO and insurance subsidiaries, is licensed in the markets in which it operates and is subject to the rules and regulations of, and oversight by, the applicable state department of insurance (“DOI”) in the areas of licensing and solvency. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state to review our operational and financial assertions.

Our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds or paying dividends to a related party, entering into other arrangements with related parties, and acquisitions or similar transactions involving an HMO or insurance company, or any other change in control. For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. As of December 31, 2007, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio and PFFS operations are subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required CAL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ minimum net worth changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York enacted regulations that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. For instance, because the Georgia Medicaid program is new, all plans operating in Georgia are required to maintain required statutory capital at an RBC level of 125% of CAL. Moreover, as we expand our plan offerings in new states or pursue new business opportunities, such as our PFFS products, we may be required to make additional statutory capital contributions.

Each of our operating subsidiaries is required to be licensed by each of the states in which it conducts business. Each insurance company is licensed and regulated by the DOI in its domestic state as well as the DOI in each other state, commonly referred to as foreign jurisdiction, in which it operates. For example, our insurance companies that offer our PFFS products are licensed as domestic insurance companies in Arizona, Illinois and New York and operate as foreign insurers in between 38 and 44 other states plus the District of Columbia. Further, each of our HMOs is licensed by the DOI in its domestic state as well as the department of health, or similar agency.

In addition, our Medicaid and S-CHIP activities are regulated by each state’s Medicaid, S-CHIP or equivalent agency, and our Medicare activities are regulated by CMS. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

State enforcement authorities, including state attorneys general and Medicaid fraud control units, have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry, including health insurers and managed care organizations. We routinely respond to subpoenas and requests for information from these entities and, more generally, we endeavor to cooperate fully with all government agencies that regulate our business. For a discussion of our material pending legal proceedings, see “Part I – Item 3 – Legal Proceedings.”

Medicaid

As previously described, Medicaid, which was established under the U.S. Social Security Act of 1965, is state-operated and implemented, although it is funded by both the state and federal governments. Within broad guidelines established by the federal government, each state:

•                  establishes its own eligibility standards;

•                  determines the type, amount, duration and scope of services;

•                  sets the rate of payment for services; and

•                  administers its own program.

Some of the states in which we operate award contracts to applicants that can demonstrate that they meet the state’s requirements. Other states engage in a competitive bidding process for all or certain programs. We must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

•                  we must measure provider access and availability in terms of the time needed for a member to reach the doctor’s office;

•                  our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services;

•                  we must have linkages with schools, city or county health departments, and other community-based providers of health care, in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•                  we must have the capability to meet the needs of disabled members;

•                  our providers and member service representatives must be able to communicate with members who do not speak English or who are hearing impaired; and

•                  our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, report on care and services provided and process claims for payment in a timely fashion. We must also have adequate financial resources needed to protect the state, our providers and our members against the risk of our insolvency.

Once awarded, our Medicaid government contracts generally have terms of one to three years. Most of these contracts provide for renewal upon mutual agreement of the parties and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan, such as a CCP, PFFS or PPO benefit plan, in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide benefits which are comparable to, or that may be more attractive to Medicare beneficiaries than, an Original Medicare plan in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.

The MMA made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit. Since 2006, Medicare beneficiaries have had the option of selecting the new prescription drug benefit from an existing Medicare Advantage plan or through a stand-alone PDP. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan. Plans are not required to offer the same benefits, but are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA.

Along with other Part D plans, including PDPs and Medicare Advantage plans that offer a Part D benefit, or MA-PD, we bid on the Part D benefits in June of each year. Based on the bids submitted, CMS establishes a national benchmark. CMS pays the Part D plans a percentage of the benchmark on a per member per month basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualified for the federal low income subsidy, through which the federal government helps pay the member’s Part D premium and certain other cost sharing expenses.

On July 15, 2008, MIPPA became law and, in September 2008, CMS promulgated enabling regulations. MIPPA impacts a broad range of Medicare activities and impacts all types of Medicare managed care plans. The following are some of the requirements under MIPPA which will impact our business:

PFFS plans:   MIPPA revises requirements for Medicare Advantage PFFS plans, which may have the effect of ending some of these plans in plan year 2011 where such plans are not able to comply with these new requirements. In particular, MIPPA requires all PFFS plans that operate in markets with two or more networked-based plans must be offered on a networked basis. Currently, we do not have provider networks in the majority of the markets where we offer PFFS plans. We are currently evaluating alternative solutions to establishing a network in targeted areas to meet these requirements, including building a contracted network, contracting with a third party network or withdrawing from certain counties where it is not economically or otherwise feasible to establish networks for this line of business.

Sales and Marketing:  MIPPA places prohibitions and limitations on specified sales and marketing activities under Medicare Advantage and prescription drug plans. Among other things, Medicare plans are no longer permitted to make unsolicited contact with potential members by way of outbound telemarketing and community marketing, offer other types of Medicare products to existing members, provide meals to potential enrollees or approach potential members in common or public areas. These changes are likely to increase our administrative costs of enrolling an individual, and could increase the risk of compliance violations and could have a material adverse effect on our ability to enroll new Medicare members particularly because we have historically relied to a large extent on outbound telemarketing and community marketing to sell our products.

Special Needs Plans: A significant portion of our coordinated care plan membership is enrolled in our D-SNPs. Under MIPPA, D-SNPs such as ours are required to contract with state Medicaid agencies to coordinate benefits. The scope of the D-SNP contract with the state Medicaid agency will depend greatly on what eligibility categories, cost-sharing responsibilities and payment limitations each state has included in its state plan. The contracting process under MIPPA provides an opportunity for D-SNPs and states to improve the coordination of benefits, including defining the overlap between Medicaid and Medicare benefits, eligibility verification processes, payment and coverage responsibilities, marketing and enrollment standards, appeals and grievances procedures and other important operational considerations. Collaboration between states and D-SNPs is expected to create administrative efficiencies and improve beneficiary health outcomes. However, the requirement to contract with state Medicaid agencies imposes potential risk for D-SNP providers such as us because MIPPA does not allow expansion in 2010 or continued operation of a D-SNP after 2010 if a state and the D-SNP provider cannot come to agreement on terms.

Compensation:  MIPPA also establishes limits on agent and broker compensation. The CMS implementing regulations require that plans that pay commissions do so by paying for an initial year commission and residual commissions for each of the five subsequent renewal years, thereby creating a six year commission cycle for members moving from Original Medicare and a five year commission cycle for members moving from another Medicare Advantage plan.

S-CHIP Programs

S-CHIP is a federal and state matching program designed to help states expand health insurance coverage to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. States have the option of administering S-CHIP through their existing Medicaid programs, creating separate programs, or combining both strategies. Currently, all 50 states, the District of Columbia and all U.S. territories have approved S-CHIP or similar plans, and many states continue to submit plan amendments to further expand coverage under S-CHIP.

HIPAA and State Privacy Laws

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and thereafter, the Secretary of Health and Human Services issued regulations implementing HIPAA. HIPAA is intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans to:

•                  protect the privacy and security of patient health information through the implementation of appropriate administrative, technical and physical safeguards; and

•                  establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format.

We are also subject to state laws that are not preempted by HIPAA, including those that provide for greater privacy of individuals’ health information.

Fraud and Abuse Laws

Federal and state enforcement authorities have prioritized the investigation and prosecution of health care fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing and violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. For example, the new Medicare Part D benefit is likely to lead to increased scrutiny by enforcement officials of managed care providers operating PDP plans and MA-PD plans. Although we believe that we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, we are continuing to improve our education and training programs, and we expect to invest significant resources to enhance our compliance efforts.

Federal and State Laws and Regulations Governing Submission of Information and Claims to Agencies

We are subject to federal and state laws and regulations that apply to the submission of information and claims to various agencies. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a “whistleblower” such as a disgruntled former associate, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit.

A number of states, including states in which we operate, have adopted false claims acts, as well as their own laws whereby, under certain conditions, a private party may file a civil lawsuit in state court on behalf of the state government.

Marketing

Our Medicaid marketing efforts are highly regulated by the states in which we operate and CMS, each of which imposes different requirements and restrictions on Medicaid marketing. In general, the states can impose a variety of sanctions for marketing violations, including fines, a suspension of marketing and/or a suspension of new enrollment. For more information about our marketing programs, see “Part I – Item 1 – Business – Sales and Marketing Programs.”

The marketing activities of Medicare managed care plans are strictly regulated by CMS. CMS must approve all marketing materials before they can be used. While current federal law preempts state law, with the exception of licensure and solvency requirements, the MIPPA and CMS proposed rules will require additional coordination among health plans, states and CMS. For example, in order for us to be able to continue to offer D-SNPs for those who are dually eligible for both Medicare and Medicaid after 2010, we will have to negotiate contracts with all applicable state Medicaid agencies. For more information about regulations governing our marketing activities, see “Part I – Item 1 – Business – Regulation – Medicare.”

Technology

A foundation of providing managed care services is the accurate and timely capture, processing and analysis of critical data. Focusing on data is essential to operating our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We use our information system for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs. This evaluation may result in enhancing or replacing current systems and/or processes which could result in our incurring substantial costs to improve our operations and services.

We have a disaster recovery plan that addresses how we recover to an acceptable level of business functionality within stated timelines. We have a cold-site and business recovery site agreement with a nationally-recognized third party vendor to provide for the restoration of our general support systems at a remote processing center. In 2008, we successfully performed our annual disaster recovery testing for critical business applications defined in our plan.

Employees

We refer to our employees as associates. As of December 31, 2007 and 2008, we had approximately 3,900 and 4,100 full-time associates, respectively. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

About WellCare

We were formed in May 2002 when we acquired our Florida, New York and Connecticut health plans. From inception to July 2004, we operated through a holding company that was a Delaware limited liability company. In July 2004, immediately prior to the closing of our initial public offering, that company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc. Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200.  Our website is www.wellcare.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with the U.S. Securities and Exchange Commission (the “SEC”).

FORWARD-LOOKING STATEMENTS

Statements contained in this 2007 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein.  Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in governance regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology.  You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances.  We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts.  In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses.  A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses.  Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses.  Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.  Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected.  Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

Item 1A.  Risk Factors.

You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  The risks and uncertainties described below are those that we currently believe may materially affect our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to our Failure to File Timely Periodic Reports with the SEC and Certain Regulatory Filings with State Agencies, and the State of our Internal Control over Financial Reporting.

Our failure to prepare and file timely our periodic reports with the SEC limits us from accessing the public markets to raise debt or equity capital.

We did not file this 2007 Form 10-K within the timeframe required by the SEC, and we have not yet filed our Form 10-Q/A for the first and second quarters of 2007 or our Form 10-Q for the first, second and third quarters of 2008.  Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital.  Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

Based on third-party information, we believe that our largest shareholder is also the holder of approximately 67% of our outstanding debt, which currently is in default, and, therefore, has the ability to take certain actions that would be adverse to our other shareholders.

Based on third-party information, we believe that Fairholme Capital Management LLP (“Fairholme”), who also is our largest shareholder, recently purchased approximately 67% of the outstanding balance under our term loan facility discussed below.  As a holder of a majority of the outstanding balance under our term loan facility, Fairholme has the ability to require the exercise of remedies for default, including accelerating our payment obligations and/or increasing the rate of interest, which would be adverse to our other shareholders.

Our failure to file certain reports with state regulatory authorities can result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our regulated subsidiaries are required to file annual audited financial statements with the applicable regulatory authorities in the states in which they operate.  As a result of the investigations and resulting restatement, we did not timely file the required annual audited financial statements for our regulated subsidiaries with applicable state regulators.  Our failure to timely file such financial statements can result in, among other things, the imposition of sanctions and penalties against us, including operating restrictions.  For example, the Illinois Department of Insurance fined us $100 per day that each required filing remained past due.  In addition, the Ohio Department of Insurance would have prohibited us from writing new business in the State of Ohio if we had not filed our annual audited financial statements by a specified date.  If we fail to timely file the required financial statements for our regulated subsidiaries, our regulators could impose sanctions or penalties against us, including operating restrictions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We have identified, and may identify in the future, material weaknesses in our internal control over financial reporting, which will require us to incur substantial costs and divert management resources in connection with our efforts to remediate these material weaknesses and to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of our ongoing review of issues identified in the Special Committee investigation, we have determined that certain material weaknesses existed at the Company as of December 31, 2007.  Specifically, we have determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA contract and Healthy Kids contract that led to a deficiency in the design of our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA and Healthy Kids contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.  A detailed description of these material weaknesses is provided in “Part II – Item 9A – Controls and Procedures.”  Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.  These material weaknesses caused significant accounting errors requiring the restatement of our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and of our previously issued unaudited condensed consolidated financial statements for the three-month periods ended March 31 and June 30, 2007.

We cannot be certain that any remedial measures we have taken or intend to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future.  It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, our review of the work of the Special Committee.  These control deficiencies may represent one or more material weaknesses.  Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC; result in the need to further restate financial results for prior periods; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Risks Related to Pending Governmental Investigations and Litigation

Any resolution of the ongoing investigations being conducted by certain federal and state agencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently under investigation by federal and state authorities, including AHCA; the U.S. Attorney’s Office for the Middle District of Florida (“USAO”); the Civil Division of the U.S. Department of Justice (the “Civil Division”); the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”); and the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”).  Pursuant to an agreement dated August 18, 2008 with AHCA, the USAO and MFCU, two of our subsidiaries, WellCare of Florida, Inc. and HealthEase of Florida, Inc. (collectively, the “WellCare Florida HMOs”), agreed to transmit $35.2 million (the “Transmitted Amount”) to the Financial Litigation Unit of the USAO.  The Transmitted Amount was based upon our best estimate, as of the effective date of the agreement, of the total potential amount of Medicaid behavioral health capitation refunds that the WellCare Florida HMOs owe or may owe to AHCA for calendar years 2002 through 2006, but did not include any interest, fines, penalties or other assessments that may be imposed against us.  Of the total Transmitted Amount, we acknowledged and agreed that the WellCare Florida HMOs would make payment of not less than a total amount of $24.5 million, and therefore we authorized the USAO, AHCA and MFCU to access and distribute the $24.5 million to the appropriate federal and state agencies in accordance with applicable federal and state law.  In addition, the parties to the agreement acknowledged and agreed that $10.7 million of the Transmitted Amount would be held in an escrow account pending resolution of all federal and related state claims by the United States or the State of Florida for monetary damages or other financial impositions of any kind arising from, or related to, the investigation by MFCU or the USAO.  The amount held in escrow does not limit in any way the ability of federal or state authorities to recover additional amounts, including interest, civil or criminal fines, penalties or other assessments that may be imposed against us, and we cannot make any assurances that the federal or state authorities will not seek or be entitled to recover amounts in excess of the escrowed amounts. The agreement did not, nor should it be construed to, operate as a settlement or release of any criminal, civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the agreement does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or criminal liability.

Any resolution of the ongoing investigations being conducted by certain federal and state agencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida.  Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters.  However, we cannot provide assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.  For more information related to this accrual, see Notes 3 and 11 to the consolidated financial statements included in this 2007 Form 10-K.

We do not know whether, or the extent to which, any pending investigations will result in the imposition of operating restrictions on our business.  If we were to plead guilty to or be convicted of a health care related charge, potential adverse consequences could include revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs.  In addition, we could be required to operate under a corporate integrity agreement or under the supervision of a monitor, either of which could require us to operate under significant restrictions, place substantial burdens on our management, hinder our ability to attract and retain qualified associates and cause us to incur significant costs.  Further, the majority of our contracts pursuant to which we provide Medicare and Medicaid services contain provisions that grant the regulator broad authority to terminate at will contracts with any entity affiliated with a convicted entity or for other reasons.  Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have responded to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program.  In addition to these federal and state governmental investigations, the SEC is conducting an informal investigation.

The pendency of these investigations as well as the litigation described below could also impair our ability to raise additional capital, which may be needed to pay any resulting interest, civil or criminal fines, penalties or other assessments.

We and certain of our past officers and directors are defendants in litigation relating to our participation in federal health care programs, accounting practices and other related matters, and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Putative class action complaints were filed against us, as well as certain of our past and present officers and directors on October 26, 2007 and on November 2, 2007, relating to, among other things, allegations of numerous violations of securities laws.  Subsequent developments in these cases are described below in “Part I – Item 3 – Legal Proceedings.”

In addition, five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  Subsequent developments in these cases are described below in “Part I – Item 3 – Legal Proceedings.”

In addition, in a letter dated October 15, 2008, the Civil Division informed counsel to the Special Committee that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  We and the Special Committee are undertaking to discuss with the Civil Division, and address, allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this 2007 Form 10-K.

At this time, we cannot predict the probable outcome of these claims.  These and other potential actions that may be filed against us, whether with or without merit, may divert the attention of management from our business, harm our reputation and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.  For a discussion of the aforementioned proceedings, see “Part I – Item 3 – Legal Proceedings.”

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in “Part I – Item 3 – Legal Proceedings.”  In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending.  Certain of these obligations may not be “covered matters” under our directors and officers’ liability insurance, or there may be insufficient coverage available.  Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the pending investigations and litigation.  We maintain directors and officers liability insurance in the amounts of $45 million for indemnifiable claims and $10 million for non-indemnifiable securities claims.  We have met the retention limits under these policies.  We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims.  Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Continuing negative publicity regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.

As a result of the ongoing federal and state investigations, shareholder and derivative litigation, restatement of our financial statements and related matters, we have been the subject of negative publicity.  This negative publicity may harm our relationships with current and future investors, government regulators, associates, members, vendors and providers.  For example, it is possible that the negative publicity and its effect on our work environment could cause our associates to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business.  In addition, negative publicity may adversely affect our stock price and, therefore, associates and prospective associates may also consider our stability and the value of any equity incentives when making decisions regarding employment opportunities.  Additionally, negative publicity may adversely affect our reputation, which could harm our ability to obtain new membership, building or maintaining our network of providers, or business in the future.  For example, when making award determinations, states frequently consider the plan’s historical regulatory compliance and reputation.  As a result, our business, financial condition, cash flows and results of operations may be materially adversely affected.

The investigations, the restatement and related matters have diverted, and are expected to continue to divert, management’s attention, which may have a material adverse effect on our business.

In addition to the challenges of the various government investigations and extensive litigation we face, our management team has spent considerable time and effort with regard to the internal and external investigations involving our historical accounting practices and internal controls, disclosure controls and procedures and corporate governance policies and procedures.  In particular, our Chief Executive Officer, Chief Financial Officer and General Counsel, as well as senior members of our finance and legal departments, have spent considerable time and effort with regard to the investigations, the restatement and related matters.  The significant time and effort spent by our management team on these matters has diverted, and is expected to continue to divert, its attention, which has, and could continue to have, a material adverse effect on our business.

Risks Related to Our Business

We have expended, and expect to continue to expend, significant financial resources as a result of the federal and state investigations, which will reduce our cash available to meet statutory reserve requirements, debt service payments and other corporate obligations for our operations and could have a material adverse effect on our business, financial condition and cash flows.

Through December 31, 2008, we had incurred a total of approximately $124.1 million in administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses.  Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008.

We expect to continue incurring significant additional costs as a result of the federal and state investigations and pending civil actions, including administrative expenses similar to those discussed above, and costs necessary to remediate our internal controls, improve our corporate governance and address other issues that may be identified through the restatement and remediation process.  We may also be required to pay significant damages or other amounts in the event of an adverse judgment or settlement.  A substantial amount of these costs will not be covered by, or may exceed the limits of, our insurance.  If we are unable to obtain additional financing, such payments may limit cash available for our operations and could impair our ability to meet certain statutory capital reserve requirements.  Further, if we cannot obtain additional financing, our cash generated by operations may not be sufficient to meet these obligations.

In addition, we are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida.  Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters.  However, we cannot provide assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.  If we were required to pay a significant amount as restitution and/or a fine or penalty in the near term as part of any resolution, it could have a material adverse effect on our business, financial condition and cash flows.  For more information related to this accrual, see Notes 3 and 11 to the consolidated financial statements included in this 2007 Form 10-K.

If our government contracts are not renewed or are renewed on substantially different terms, are terminated or become subject to an enrollment freeze, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We provide our Medicaid, Medicare, S-CHIP and other services through a limited number of contracts with state, federal or local government agencies.  These contracts generally have terms of one to four years and are subject to non-renewal by the applicable government agency.  All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations.

Our contracts with the states in which we operate are generally subject to cancellation, non-renewal or a potential freeze on enrollment by the state in the event of the unavailability of adequate program funding or for other reasons.  For example, during 2008, we were subject to a 60-day marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices.  In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required.

Some of our contracts are also subject to termination or are only eligible for renewal through annual competitive bidding processes.  For example, renewal of our PDP business is subject to an annual bidding process.  As the result of this process, for plan year 2009, we bid above the benchmark in 22 of the 34 regions and as of December 31, 2008, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans.  In addition to this known membership loss, in 2009 we expect that a portion of the 153,000 low-income subsidized members who previously chose our plans will choose a new plan in 2009.  We estimate that, based on these factors as well as new members choosing to enroll in our plans, new auto-assignment of members and other factors, our revenues generated from our PDP plans will decrease for 2009.  If we are unable to renew or to rebid or compete successfully for any of our existing or potential government contracts, if any of our contracts are terminated, or if any limitations or restrictions are imposed, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

We use administrative, claim and clinical data, known as encounter data, to identify members who may benefit from preventive or increased coordination of care or who otherwise need to maintain health status in association with a chronic condition or complex clinical situation.  This data may also be aggregated and shared with specific health care providers to determine the effectiveness of care delivered to our members.

We are required to report encounter data to our regulators who use the data to monitor what services we provide to our members, determine if services are being under- or over-utilized and evaluate the quality of the services we provide.  To do so, our regulators compare our encounter data to certain defined quality metrics such as the Health Employer Data Information Set (HEDIS®) or unique metrics defined by the particular regulator.  Our regulators may also use our encounter data, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance.  For example, New York uses encounter data to measure and rate the quality of services health plans offer.  Plans that score well on the quality measures as well as certain other performance standards are rewarded with additional premiums and auto-assigned members.  Plans that fail to meet the standards for this additional premium and auto-assigned members, including established quality measures, for three consecutive years could be excluded from participation in the New York Medicaid program.

Failure by our providers to submit key data elements or to conform their submissions to required formats results in deficiencies in our encounter data.  We are currently working closely with several states to ascertain or improve the accuracy or completeness of our encounter data.  Where we have inaccurate or incomplete encounter data, we are required to expend additional effort to collect or correct this data and we are exposed to regulatory risk for noncompliance.  We expect states to increase their reliance on encounter data.  Our inability to obtain complete and accurate encounter data could significantly affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

Because our medical benefits expense and medical benefits ratio in 2007 was determined based on substantially complete claims data that subsequently became available due to the lapse of time between December 31, 2007 and the date of filing of this 2007 Form 10-K, we currently anticipate that there will be an adverse off-setting impact on our medical benefits expense  and medical benefits ratio in 2008.

We historically have used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to timely file our annual and interim reports.  However, for the year ended December 31, 2007, we were able to review substantially complete claims information that has become available due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K.  We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the medical benefits ratio (“MBR”), the ratio of our medical benefits expense to the premiums we receive and a measure of our profitability.  Thus, medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.  Conversely, we anticipate that medical benefits expense and MBRs in 2008 will be unfavorably impacted because they will not have the off-setting benefit of the prior period development that otherwise would have been recorded in 2008 if we were filing timely.

Our estimate of medical benefits expense and medical benefits payable are subject to greater variability when there is more limited claims payment experience or information available to us, which could cause our reported results of operations to be materially different than expected.

The factors and assumptions that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited claims payment experience or information available to us.  For example, from 2004 to 2007, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia.  The ultimate claims payment amounts, patterns and trends for new products and geographic areas can not be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas.  Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability.  This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid.  Medical cost trends can be volatile and management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.  Actual conditions, however, could differ from those assumed in the estimation process.

Due to the uncertainties associated with the factors used in the assumptions discussed above, the actual amount of medical benefits expense that we incur may be materially different than the amount of medical benefits payable originally estimated.  If our estimates of medical benefits payable are inaccurate in the future, our reported results of operations could be favorably or unfavorably impacted.  Further, our inability to estimate medical benefits payable accurately may also materially adversely affect our ability to take timely corrective actions, further exacerbating the extent of any material adverse effect on our results of operations.  Factors that may cause medical benefits expense to exceed our estimates include, among others:

•                  lack of experience estimating medical benefits expense for new products and/or in new geographic areas;

•                  an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•                  higher than expected utilization of health care services;

•                  periodic renegotiation of hospital, physician and other provider contracts;

•                  the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•                  changes in the demographics of our members and medical trends affecting them;

•                  new mandated benefits or other changes in health care laws, regulations and/or practices; and

•                  unanticipated adverse selection by high cost members.

We manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems and reinsurance arrangements.  However, we may not be able to manage these expenses effectively in the future.  For example, a hypothetical 1% increase in our MBR would have reduced our earnings before income taxes for the years ended December 31, 2006 and 2007 by approximately $36.0 million and $53.0 million, respectively.  If our medical benefits expense increases, our profitability and results of operations could be materially adversely affected.

We derive a large portion of our Medicaid revenues and profits from operations in Florida and Georgia, and legislative or regulatory actions, economic conditions or other factors that materially adversely affect those operations could have a material adverse effect on our profitability and results of operations.

For the year ended December 31, 2007, our Florida and Georgia Medicaid health plans accounted for approximately 33.8% and 40.4% of our total Medicaid segment premium revenues, respectively.  If we are unable to continue to operate in Florida and Georgia, if our current operations in Florida and Georgia are significantly curtailed, or either Florida or Georgia are unable or unwilling to pay current rates for Medicaid health plans, our revenues will decrease materially.  Our reliance on our Medicaid operations in Florida and Georgia could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors.  For example, in 2008, Florida proposed Medicaid rates that were significantly below our expectations which, if implemented, would have caused us to withdraw from several counties.  While the rates were subsequently revised to make it economically feasible for us to continue to operate in all counties, there was an overall 3% rate reduction.  In addition to the 2008 rate reduction, in January 2009, the Florida legislature passed a 3% reduction to the State’s 2008-09 fiscal year budget for Medicaid prepaid health plans, effective March 1, 2009 through June 30, 2009.  Although AHCA, which administers the Florida Medicaid program, has yet to determine how to implement the reductions and the budget is still subject to gubernatorial scrutiny, it is possible that AHCA will propose a substantial reduction to our Florida Medicaid premiums.  These recent and possible future rate reductions will require us to evaluate our medical benefits and administrative expenses. Further, effective January 1, 2009, all plans participating in the Florida Medicaid program are prohibited from directly selling their plans to Medicaid recipients.  We continue to evaluate how we will be impacted by this change but it could result in changes in our Florida Medicaid membership, including changes in the demographics of our members or our product mix.  In Georgia, managed care legislation enacted on July 1, 2008 has resulted in program changes designed to address issues raised by health care providers during program implementation.  These changes related to payment of claims, eligibility determination and provider contracting, and may negatively impact revenues and profits for the plan.  Further, continued economic slowdowns in Florida and Georgia have negatively impacted state revenues.  Consequently, in order to meet state budgetary requirements, Florida or Georgia or both may develop future Medicaid capitation rates that, while actuarially sound, are insufficient to keep pace with medical trends or inflation, therefore reducing our profitability in those markets and materially adversely affecting our results of operations.

Negative publicity regarding the managed care industry may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The managed care industry has historically been subject to negative publicity.  This publicity may result in increased legislation, regulation and review of industry practices and, in some cases, litigation.  These factors may have a material adverse effect on our ability to market our products and services, require us to change our products and services and increase regulatory or legal burdens under which we operate, further increasing the costs of doing business and materially adversely affecting our business, financial condition, results of operations and cash flows.

The government agencies that regulate us can impose restrictions on our operations, particularly in new markets, which could have a material adverse effect on our profitability, results of operations and cash flows.

The government agencies that regulate us may limit or impose restrictions on us, particularly in new markets, or suspend our right to market to or add new members if it finds deficiencies in our provider network or operations or for other reasons.  In addition, a state may take unilateral action to limit or suspend our ability to enter into additional government contracts with that state in the future, which could constrain our ability to expand our business.  For example, in 2009 we terminated our contract with CMS to offer PPO plans in Georgia and, as a consequence, under the terms of our contract with CMS, we are not allowed to re-enter Georgia to offer PPO plans for a period of two years.

When we enter new markets, regulators may place certain limitations on our license or may impose restrictions or additional requirements on our operations.  For example, the North Carolina Department of Insurance imposed a limitation on the number of PFFS members we can enroll until we have operated in the state for a certain amount of time.  Further, when we commenced operations in Ohio, the Ohio Department of Insurance required us to maintain 300% RBC, which is higher than would be required of a plan that had been operating in the state for a longer period of time.  These limitations and additional requirements can restrict our ability to grow our membership in new markets and may require us to make additional capital contributions to new plans which could have a material adverse effect on our profitability, cash flows and results of operations.

Because our premiums, which generate most of our revenues, are fixed by contract, we are unable to increase our premiums during the contract term if our corresponding medical benefits expense exceeds our estimates, which could have a material adverse effect on our results of operations.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member.  These payments are fixed by contract, and we are obligated during the contract period, which is generally one to four years, to provide or arrange for the provision of health care services as established by state and federal governments.  We have less control over costs related to the provision of health care services than we do over our selling, general and administrative expense.  Historically, our medical benefits expense as a percentage of premium revenue has fluctuated within a relatively narrow band.  For example, our medical benefits expense was 81.6%, 81.4%, 81.1% and 79.4% for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.  Further, our regulators set premiums using actuarial methods based on historical data.  Actual experience, however, could differ from those assumed in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense.  If our medical benefits expense exceeds our estimates or our regulators’ actuarial pricing assumptions, we will be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.

Changes in our member mix could have a material adverse effect on our cash flow, profitability and results of operations.

Our revenues, costs and margins vary based on changes to our membership mix, product mix and the demographics of our membership.  Our revenues are generally comprised of fixed payments that are determined by the type of member in our plans.  The payments are generally set based on an estimation of the medical costs required to serve members with various demographic and health risk profiles.  As such, there are sometimes wide variations in the established rates per member.  For instance, the rates we receive for an ABD member are generally significantly higher than for a non-ABD member who is otherwise similarly situated.  As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins which may have a material adverse effect on our cash flow, profitability and results of operations.

Our failure to make acquisitions or divestitures on terms favorable to us, or at all, or to successfully integrate the businesses and product lines we acquire, could have a material adverse effect on our financial condition, results of operations and growth prospects.

In addition to organic growth, acquisitions of other health plans remains an element of our growth strategy.  However, the ongoing turmoil in the credit markets has made obtaining financing very challenging, and we may not have sufficient available cash to finance an acquisition.  Therefore, we may be unable to identify, finance and complete appropriate acquisitions.  Similarly, our ability to dispose of our assets may be hindered by our inability to find a suitable purchaser as the result of these market conditions, the pendency of the investigations and related matters or other factors.  In addition to general market and financing risks, we are generally required to obtain regulatory approval from one or more state or federal agencies when acquiring or disposing of a health plan, which may require a public hearing.  We may be unable to comply with the regulatory requirements for an acquisition or disposition in a timely manner, or at all.  Even if we identify suitable acquisition targets or purchasers for our assets, we may be unable to complete these types of transactions on terms favorable to us, or at all.

Further, if we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses.  To the extent that we complete acquisitions, we are likely to incur additional costs or administrative challenges associated with entering into geographic areas in which we do not currently operate or expand into new lines of business.  Our rate of expansion into other geographic areas or other product lines may also be inhibited by:

•                  the time and costs associated with obtaining the necessary license to operate in the new geographic area or new line of business, if necessary;

•                  our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•                  competition, which can increase the costs of recruiting members;

•                  the cost of providing health care services in those geographic areas or lines of business;

•                  increased administrative and operational efforts and costs consequential to our establishing new operations for, or our inexperience with, a new line of business or geographic area; and

•                  demographics and population density.

Accordingly, we may be unsuccessful in entering other geographic areas, counties, states or lines of business, which could have a material adverse effect on our financial condition, results of operations and growth prospects.

The inability or failure to maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and other materially adverse consequences.

Our business depends on effective and secure information systems, applications and operations.  The information gathered and processed by our management information systems assists us in, among other things, marketing and sales and membership tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce.  These systems also support our customer services functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data.  These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand.  There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations.  Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and accurate financial reporting and customer service.

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

Additionally, events outside our control, including acts of nature such as hurricanes, earthquakes, fires or terrorism, could significantly impair our information systems and applications.  To help ensure continued operations in the event that our primary data center operations are rendered inoperable, we have a disaster recovery plan that addresses how we recover to an acceptable level of business functionality within stated timelines.  However, our disaster plan may not operate effectively during an actual disaster and our operations could be disrupted, which would have a material adverse effect on our results of operations.

Our business requires the secure transmission of confidential information over public networks.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems.  Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations.  The Internet is a public network, and data is sent over this network from many sources.  In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet.  Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators.  We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.  Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, fines and penalties, possible liability and loss.  Our security measures may be inadequate to prevent security breaches, and our results of operations could be materially adversely affected by cancellation of contracts and loss of members if such breaches are not prevented.

We rely on a number of vendors, and failure of any one of the key vendors to perform in accordance with our contracts could have a material adverse effect on our business and results of operations.

We have contracted with a number of vendors to provide significant assistance in our operational support including, but not limited to, certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management.  Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them.  Significant failure by a vendor to perform in accordance with the terms of our contracts could have a material adverse effect on our results of operations.  Further, due to our growth, business changes or legal proceedings, our ability to manage these vendors may be impacted.  In addition, due to these factors, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties which could have a material adverse effect on our business and results of operations.

We encounter significant competition for program participation, network providers and members, and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, which may have a material adverse effect on our growth prospects and results of operations.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, changes in regulation that could affect competitors differently, new strategic alliances and aggressive marketing practices by other managed care organizations.  We compete principally on the basis of premiums and cost-sharing terms, provider network composition, benefits and medical services provided, effectiveness of resolution of calls and complaints, and other factors.  For a discussion of the competitive environment in which we operate, see “Part I – Item 1 – Business – Competition.”  A number of these competitive elements are partially dependent on, and can be positively affected, by financial resources available to a health plan.  Many other organizations with which we compete have substantially greater financial and other resources than we do.  Further, we operate in or may attempt to acquire business in programs or markets in which premiums are determined on the basis of a competitive bidding process.  In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could hurt our results of operations.  In addition, regulatory reform or other initiatives may bring additional competitors into our markets.  Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations.

We may not be able to retain or replace our executive officers, other members of management and associates, and the loss of any one or more members of management and their managed care expertise, or large numbers of associates, could have a material adverse effect on our business.

Although some of our officers have entered into employment agreements with us, these agreements may not provide sufficient incentives for those officers to continue their employment with us.  The loss of the leadership, knowledge and experience of our management teams could have a material adverse effect on our business.  Replacing one or more of the members of our management team might be difficult or take an extended period of time.  In November 2007, our Board implemented retention and severance programs.  The retention program expired at the end of 2008, and the severance program will terminate at the end of 2009.  The remaining severance program may not provide sufficient incentives to retain our officers and other associates.  Additionally, we may not establish a new retention program to replace the program that expired at the end of 2008, and we may not establish a new severance program after it expires in 2009.  We may incur substantial attrition following the expiration of these programs which could negatively affect our business.  Our success is also dependent on our ability to hire and retain qualified management, and technical and medical personnel.  The pendency of the ongoing governmental investigations, litigation and related matters and any ongoing restrictions under which we must operate, such as a corporate integrity agreement or third party monitor, could hinder our ability to attract and retain qualified associates.  Accordingly, we may be unsuccessful in recruiting and retaining such personnel, which could have a material adverse effect on our business.

We may not sustain the rapid rate of growth we have achieved during the past five years, which could be viewed unfavorably by investors.

Over the past five years we have experienced a rapid rate of growth in our business.  We do not foresee growth at the same level of prior years primarily because (i) we believe that our historic rates of growth are unsustainable; (ii) at this time we do not foresee large, one-time opportunities to expand our business, such as the launch of PDPs and the privatization of Georgia Medicaid; and (iii) we intend to divert some resources to strengthen our compliance and operating capabilities.  Furthermore, pressure on premium rates or margins could lead us to selectively exit some markets or products.  For example, in 2008 we elected to withdraw from the Ohio ABD program under which the premiums we received were insufficient to cover our medical expenses.  Finally, recent regulatory changes designed to limit the use of direct marketing, particularly in Florida, could cause our rate of membership growth to decline.  Accordingly, our business may experience a period of slower growth or contraction in 2009 and beyond, which may be viewed unfavorably by investors.

Ineffective or unsuccessful management of our historical or future potential growth, either generally or with respect to specific products or geographic areas, may have a material adverse effect on our business, results of operations and financial condition.

We strive to increase our revenues and to expand into new profitable markets.  We had total revenue of approximately $3.6 billion and $5.4 billion in 2006 and 2007, respectively.  Management of our past and future potential growth, either generally or with respect to specific products or geographic areas, could place a significant strain on our management team and other resources.  Our ability to manage our growth may depend on our ability to retain and strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis.  We may need to enhance and augment our current systems and operating environment to ensure system and operational reliability as well as compliance with our current and future contracts.  If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected.  In addition, the initial substantial costs related to growth could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain satisfactory relationships with our providers, we may be precluded from operating in some markets, which could have a material adverse effect on our results of operations and profitability.

Our profitability depends, in large part, on our ability to enter into cost-effective contracts with hospitals, physicians and other health care providers in appropriate numbers and at locations convenient for our members in each of the markets in which we operate.  In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense.  In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions.  If such a provider or any of our other providers refused to contract with us, use their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could have a material adverse effect on our operating results in that market.  Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements.  In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market.  If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets, from being able to enroll new members or from entering into new markets.  Also, in situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses.

Our provider contracts with network primary care physicians and specialists generally have terms of one to four years, with automatic renewal for successive one-year terms.  We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably.  We are also required to establish acceptable provider networks prior to entering new markets.  Further, under MIPPA, we are required to have a network of providers for all of our PFFS plans that operate in markets with two or more networked-based plans.  Currently, we do not have provider networks in the majority of the markets where we offer PFFS plans.  We are currently evaluating alternative solutions to establishing a network in targeted areas to meet these requirements, including building a contracted network, contracting with a third party network or withdrawing from certain counties where it is not economically or otherwise feasible to establish networks for this line of business.  However, if we are unable to establish adequate networks, we will be required to cease offering PFFS plans in these areas.  Finally, we may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or on favorable terms.  If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our results of operations and profitability could be materially adversely affected.

Our inability to obtain or maintain adequate intellectual property rights in our brand names for our health plans or enforce such rights may have a material adverse effect on our business, results of operations and cash flows.

Our success depends, in part, upon our ability to market our health plans under our brand names, including “WellCare,” “HealthEase,” “Staywell,” and “Harmony.”  We hold a federal trademark registration for the “WellCare” trademark, and we are pursuing applications with the U.S. Patent and Trademark Office to register “HealthEase” and “Harmony.”  We use the “Staywell” trademark only in the State of Florida, and, pursuant to an agreement in August 2008 with The Staywell Company, a health education company based in St. Paul, Minnesota, we will co-exist with their use of that term for very different kinds of services and will not pursue a federal registration of that trademark.  It is possible that other businesses may have actual or purported rights in the same names or similar names to those under which we market our health plans, which could limit or prevent our ability to use these names, or our ability to prevent others from using these names.  If we are unable to prevent others from using our brand names, if others prohibit us from using such names or if we incur significant costs to protect our intellectual property rights in such brand names, our business, results of operations and cash flows may be materially adversely affected.

Several members of our management team have been recently appointed to their positions, and a lack of familiarity with our Company or our industry could have a material adverse effect on our business.

During the past year, our management team has undergone a number of changes, including the appointment of several members of senior management, some of whom have limited prior experience with our Company or our industry.  Our operations are highly dependent on the experience and skills of our management team.  Our new management’s team overall lack of familiarity and experience with the Company or our industry could have a material adverse effect on our business.

 Failure of our state regulators to approve payments of dividends and/or distributions from certain of our regulated subsidiaries to us or our non-regulated subsidiaries may have a material adverse effect on our liquidity, cash flows, business and financial condition.

On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009.  In addition, we currently intend to cause certain of our other regulated subsidiaries to declare dividends and/or distributions to us or certain of our non-regulated subsidiaries in an effort to increase our unregulated cash balances.  In most states, we are required to seek the prior approval of state regulatory authorities to transfer money or pay dividends from our regulated subsidiaries in excess of specified amounts or, in some states, any amount.  The discretion of the state regulators, if any, in approving or disapproving a dividend or intercompany transaction is often not clearly defined.  Health plans that declare non-extraordinary dividends usually must provide notice to the regulators in advance of the intended distribution date of such dividend.  If our state regulators do not approve payments of dividends and/or distributions by certain of our regulated subsidiaries to us or our non-regulated subsidiaries, our liquidity, cash flows, business and financial condition may be materially adversely affected.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses, which could have a material adverse effect on our financial condition and cash flows.

Our providers involved in medical care decisions and associates involved in coverage decisions may be exposed to the risk of medical malpractice claims.  Some states have passed or are considering legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations, or eliminates the requirement that providers carry a minimum amount of professional liability insurance.  This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization.  This could result in substantial damage awards against us and our providers that could exceed the limits of our insurance coverage or could cause us to pay additional premiums to increase our insurance coverage.  Therefore, successful malpractice or tort claims asserted against us, our providers or our associates could have a material adverse effect on our financial condition and cash flows.

From time to time, we are party to various other litigation matters (including the matters discussed in “Part I - Item 3 – Legal Proceedings”), some of which seek monetary damages.  We cannot predict with certainty the outcome of any pending litigation or potential future litigation, and we may incur substantial expense in defending these lawsuits or indemnifying third parties with respect to the results of such litigation, which could have a material adverse effect on our financial condition and cash flows.

We maintain errors and omissions policies as well as other insurance coverage.  However, potential liabilities may not be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations, or the amount of our insurance coverage may be inadequate.  We cannot assure you that we will be able to obtain insurance coverage in the future or that insurance will continue to be available to us on a cost-effective basis.  Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims.  The defense of any such actions may be time-consuming and costly and may distract our management’s attention.  As a result, we may incur significant expenses and may be unable to effectively operate our business.

Risks Related to Our Financial Condition

Our senior secured credit facility, which is currently in default and subject to acceleration by the lenders, will become due and payable on May 13, 2009, and we cannot provide any assurances that adverse developments will not arise that would impede our ability to pay the outstanding balance of approximately $152.8 million when it becomes due.

Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009.  Our senior secured credit facility also included a revolving credit facility that expired in May 2008.  Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our 2008 budget and other requested reports and information), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” that were not effected in compliance with the credit agreement).  As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased.  However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default.

We cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due.  In particular, the timing and amount of any potential resolution of pending investigations by the USAO, the Civil Division, the OIG and the State of Florida are uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility.  Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50 million to be terminated.  In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.

Based on third-party information, we believe that Fairholme, who also is our largest shareholder, recently purchased approximately 67% of the outstanding balance under our term loan facility.  As a holder of a majority of the outstanding balance under our term loan facility, Fairholme has the ability to require the exercise of remedies for default, including accelerating our payment obligations and/or increasing the rate of interest.

If we are unsuccessful in our initiative to raise additional unregulated cash, our unregulated cash balances could deteriorate, which could have a material adverse effect on our cash flows, business, financial condition, results of operations and growth prospects.

We are pursuing financing alternatives to, among other things, increase our unregulated cash balances.  Financing alternatives that we are pursuing include, but are not limited to, seeking dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital and pursuing external financing sources. One or more factors may cause us to be unable to raise additional unregulated cash, including, among others:

•                  continued turmoil in the financial markets and general adverse economic conditions make it unlikely that we will be able to obtain financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or common stock;

•                  the uncertainty created by the ongoing state and federal investigations is adversely affecting our ability to obtain financing;

•                  required capital contributions to our regulated subsidiaries are greater than anticipated, resulting from, among other things, lower than expected profitability in our regulated subsidiaries or the imposition of greater capital requirements by state insurance regulators;

•                  we are unable to obtain the approval of state regulatory authorities to cause certain of our regulated subsidiaries to declare and pay dividends to us or our non-regulated subsidiaries;

•                  management fees received by our non-regulated third-party administrator subsidiary are less than anticipated as a result of lower than expected premium revenues in our regulated subsidiaries;

•                  the lenders under our senior secured credit facility accelerate repayment of the outstanding indebtedness thereunder;

•                  Florida regulators require the regulated subsidiaries to terminate certain intercompany loan arrangements in the amount of $50.0 million, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” necessitating the borrowing subsidiary to repay in full the amount owed to the Florida regulated subsidiaries, or other restrictions are placed on the use of proceeds from such loans; and/or

•                  we are required to pay significant fines or penalties in the near term to resolve one or more of the federal or state investigations or we do not prevail in one or more of the actions described under “Part I – Item 3 – Legal Proceedings.”

 If we are unsuccessful in our initiative to raise additional unregulated cash, our unregulated cash balances could deteriorate, which could have a material adverse effect on our cash flows, business, financial condition and results of operations.

Recent disruptions in the financial markets and the general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition and results of operations.

The United States equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing.  These events make it unlikely that we will be able to obtain financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or common stock.

In addition, due to the general economic slowdown, we may be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets, being limited in our ability to sell or liquidate our invested assets, such as our auction rate securities, and receiving inadequate premium payments from our government payors due to state budget constraints.  Such risks, if realized, could have a material adverse effect on our business, financial condition and results of operations.

Our significant debt obligations, the restrictions under which we operate as set forth in our senior secured credit facility, and our default status under our senior secured credit facility could have a material adverse effect on our results of operations, financial condition, business strategy, liquidity and cash flow position.

We have outstanding indebtedness as of December 31, 2008 of approximately $152.8 million under our senior secured credit facility.  As noted above, our senior secured credit facility is currently in default and the lenders have the right to exercise remedies for default, including, among others, accelerating the amounts due under the credit facility, increasing the rate of interest and preventing us from accessing funds held by certain of our regulated subsidiaries.  As of the date hereof, the lenders have not exercised any such remedies for default, but we cannot provide any assurance that they will not do so in the future. In the absence of the exercise of remedies by the lenders, our credit facility becomes due and payable on May 13, 2009.

  Our current default status and near term obligation to repay in full the outstanding balance under the credit facility also may have a material adverse effect on our results of operations, financial condition and business strategy resulting from, among others, the following:

•                  increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage to our competitors;

•                  limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  limiting our ability to fund capital expenditures, capital reserve requirements, acquisitions, and general, corporate and other operating purposes.

In addition, restrictions and covenants in the documents governing our senior secured credit facility – including prescribed fixed charge coverage and leverage ratios and limitations on capital expenditures and acquisitions – may cause our financial and operating flexibility to be limited by, among other things, restricting our ability to (i) engage in certain transactions, (ii) incur liens, (iii) declare dividends to shareholders without lender approval, (iv) fund capital expenditures, capital reserve requirements, acquisitions, and general, corporate and other operating purposes, and (v) incurring indebtedness.

Our failure to comply with covenants in our debt instruments could result in our indebtedness being immediately due and payable and the loss of our assets, which could have a material adverse effect on our business, financial condition and cash flows.

Our credit facility is secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our regulated subsidiaries directly held by our non-regulated entities.  If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, such as the obligation to provide the lenders audited financial statements, it may result in one or more events of default.  As a result of the investigations and, among other things, our inability to provide the lenders with audited financial statements on a timely basis, we are in default under the terms of the credit agreement.  We have also defaulted on certain other obligations under the credit agreement, which will not be cured even if we file all of our delinquent SEC reports.  These events of default permit our creditors to declare all amounts owing to be immediately due and payable, proceed against the collateral securing such indebtedness, and exercise other remedies.  To date, the lenders have not accelerated any amounts outstanding under the credit facility, proceeded against the collateral securing the indebtedness or exercised other remedies, but we cannot assure you that they will not do so in the future.  If the lenders accelerate the amounts outstanding under the credit facility, proceed against the collateral securing the indebtedness or exercise other remedies, our business, financial condition and cash flows could be materially adversely affected.

Downgrades in our debt ratings may have a material adverse effect on our business, financial condition, access to capital markets, and our ability to obtain alternative financing options.

Claims paying ability, financial strength and debt ratings by recognized rating organizations are an increasingly important factor in establishing the competitive position of managed-care insurance companies.  Ratings information is broadly disseminated and generally used throughout our industry.  We believe our claims paying ability and financial strength ratings are an important factor in promoting our services to certain of our constituents.  Our debt ratings impact both the cost and availability of future borrowings.  Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future.  Our ratings reflect each rating agency’s opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to providers.  Downgrades in our ratings, should they occur, may have a material adverse effect on our business, financial condition, access to capital markets, and our ability to obtain alternative financing options.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December, 31, 2007, $204.7 million of our total $253.9 million in short-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”).  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry investment grade credit ratings.  Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually anywhere from seven to 35 days.  Recently, auctions for some of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.  We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 33 years) to realize our investments’ recorded value.  All of these investments are classified as short-term investments but these developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in the future.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments, which could have a material adverse effect on our liquidity.

Risks Related to Being a Regulated Entity

CMS’s risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries.  CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility.  CMS requires all managed care companies to capture, collect, and report the necessary diagnosis code information to CMS.  Because 100% of Medicare Advantage premiums are now risk-based, it is more difficult to predict with certainty our future revenue or profitability.

In addition, CMS establishes premium payments to Medicare plans generally at the beginning of the calendar year and then adjusts premium levels on two separate occasions during the year on a retroactive basis.  The first such adjustments update the risk scores for the current year based on prior year’s dates of service.  The second such adjustment is a final retroactive risk premium settlement for the prior year.  As a result of the variability of factors, including plan risk scores, that determine such estimates, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates.  Consequently, our estimate of our plans’ risk scores for any period and our accrual of premiums related thereto may result in adjustments to our Medicare premium revenue and, accordingly, could have a material adverse effect on our results of operations.

On February 22, 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between Original Medicare and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores.  CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population.  CMS found that the overall risk scores of “stayers” (a CMS term referring to those persons who were enrolled either in the same Medicare Advantage plan or in Original Medicare during the study periods) in Medicare Advantage increased more than those of Original Medicare stayers.  Accordingly, in the 2009 Advance Notice of Methodological Changes for Calendar Year 2009 for Medicare Advantage Capitation Rates and Part D Payment Policies, CMS summarized findings from its analysis of risk scores over the 2004-2006 time period and proposed to apply a coding difference adjustment to contracts whose disease scores for stayers exceeded fee-for-service by twice the industry average.  The agency proposed to apply an adjustment calculated based on those contracts that fell above the threshold.  In response to the Advance Notice, CMS received a significant number of comments on the proposed adjustment for Medicare Advantage coding differences, most of which disagreed with the view that CMS had identified differences in coding patterns between Medicare Advantage and fee-for-service Medicare.  CMS then decided not to make a coding intensity adjustment for 2009.  The agency said it hopes to be able to reach a more definitive conclusion as to whether differences in risk scores are attributable to differences in coding patterns prior to the Rate Announcement for 2010.

We are in the early stages of evaluating the CMS study and additional research the agency is conducting regarding differences in risk scores.  Until CMS releases more information, we will not be able to determine whether any of our plans will be subject to a negative adjustment in premiums in 2010 or thereafter.  If any of our plans are subject to a risk score adjustment, such adjustment, depending on its size, could have a material adverse effect on the affected plan’s results of operations.

Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees.  In general, this adjustment favorably impacted payments to Medicare Advantage plans.  In February 2006, the President signed legislation that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years.  Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk adjusted payments made to Medicare Advantage plans.  These legislative changes have the effect of reducing payments to Medicare Advantage plans in general.  Consequently, our plans’ premiums will be reduced over the phase-out period unless our risk scores increase in a manner sufficient, when considered together with inflation-related increases in rates, to offset the elimination of this adjustment.  There is no assurance that our risk scores will increase or, if such scores do increase, such increases will be large enough to offset the elimination of this adjustment.

Reductions in funding for government health care programs could have a material adverse effect on our results of operations.

All of the health care services we offer are through government-sponsored programs, such as Medicaid and Medicare.  As a result, our profitability is dependent, in large part, on continued funding for government health care programs at or above current levels.  For example, the premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories.  Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints.  Some of the states in which we operate have experienced fiscal challenges leading to significant budget deficits.  According to the National Association of State Budget Officers, Medicaid spending consumes approximately one-quarter of the average state’s budget, representing the second largest expenditure.  Health care spending increases appear to be more limited than in the past, states continue to look at Medicaid programs as opportunities for budget savings and some states may find it difficult to continue paying current rates to Medicaid health plans.

Changes in Medicaid funding may lead to reductions in the number of persons enrolled in or eligible for Medicaid, reductions in the amount of reimbursement or elimination of coverage for certain benefits such as pharmacy, behavioral health or other benefits.  In some cases, changes in funding could be made retroactive, in which case we may be required to return premiums already received or receive reduced future payments.  In the recent past, all of the states in which we operate have implemented or considered legislation or regulations that would reduce reimbursement rates, payment levels, benefits covered or the number of persons eligible for Medicaid.  Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our expenses at the same rate.

Further, continued economic slowdowns in our markets have negatively impacted state revenues.  The number of persons eligible to receive Medicaid benefits may grow more slowly or even decline more rapidly or in tandem with declining economic conditions.  For example, the governments that oversee the Medicaid programs could choose to limit program eligibility in an effort to reduce the portion of their respective state budgets attributable to Medicaid, which would cause our membership and revenues to decrease.  Therefore, declining general economic conditions may cause our membership levels to decrease even further, which could have a material adverse effect on our results of operations.  The states may also develop future Medicaid capitation rates that, while actuarially sound, are insufficient to keep pace with medical trends or inflation, therefore reducing our profitability in those markets and materially adversely affecting our results of operations.

Similar to Medicaid, reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability.  The MMA permits premium levels for certain Medicare plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year.  The federal government also has passed legislation that phases out Medicare Advantage budget neutrality payments through 2011, which impacts premium increases over that timeframe.  The Congress is considering other reductions to rates or other changes to Medicare Part D which could also have a material adverse effect on our results of operations.

In addition, in January 2009, the new presidential administration took office.  The new administration and recently elected U.S. Congress have indicated support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system.  Although the ultimate impact of any such proposals remains uncertain, the costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to health care providers under Medicare and other government programs.  If such reductions are significant, our revenues and cash flows could be materially adversely affected.

We are subject to extensive government regulation, and any violation by us of applicable laws and regulations could have a material adverse effect on our results of operations.

Our business is extensively regulated by the federal government and the states in which we operate.  The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders.  The government agencies administering these laws and regulations have broad latitude to enforce them.  These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public.  Any violation by us of applicable laws and regulations could reduce our revenues and profitability, thereby having a material adverse effect on our results of operations.

We are subject to periodic reviews and audits under our contracts with state government agencies, and these audits could have adverse findings which may have a material adverse effect on our business.

We contract with various governmental agencies to provide managed health care services.  Pursuant to these contracts, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations.  Any adverse review, audit or investigation could result in:

•                  forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•                  imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•                  loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•                  damage to our reputation in various markets;

•                  increased difficulty in marketing our products and services;

•                  inability to obtain approval for future service or geographic expansion; and

•                  suspension or loss of one or more of our licenses to act as an insurer, HMO or third party administrator or to otherwise provide a service.

We are currently undergoing standard periodic audits by several Departments of Insurance and CMS to verify compliance with our contracts and applicable laws and regulations.  In 2008, CMS completed its routine comprehensive audit of all of our Medicare operations.  CMS’s audit report indicates that we are deficient in a number of areas, including enrollment and disenrollment, appeals and grievances and marketing.  CMS also has indicated that we will be subject to additional audits and reporting requirements in 2009.  We are implementing corrective action plans to address all of CMS’s findings.  There can be no assurance that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur substantial penalties, fines or other operating restrictions which could have a material adverse effect on our results of operations.

We are subject to laws and government regulations that may delay, deter or prevent a change of control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to shareholders.

We are subject to state laws regarding insurers and HMOs that are subsidiaries of insurance holding companies that require prior regulatory approval for any change of control of an HMO or insurance subsidiary.  For purposes of these laws, in most states “control” is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity, subject to certain exceptions.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter transactions that some or all of our shareholders find favorable.

We are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our financial position, results of operations and cash flows.

Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments.  Liability under such federal and state statutes and regulations may arise if we know or it is found that we should have known that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.  “Qui tam” actions under federal and state law can be brought by any individual on behalf of the government.  Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal health care programs as a result of an investigation arising out of such action.  Many states, including states where we currently operate, have enacted parallel legislation.

In a letter dated October 15, 2008, the Civil Division informed counsel to the Special Committee that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  We and the Special Committee are undertaking to discuss with the Civil Division, and address, allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this 2007 Form 10-K.

We can give no assurances that we will not be subject to civil actions and enforcement proceedings under these federal and state statutes and regulations in the future.  Any such claims, proceedings or violations could have a material adverse effect on our financial position, results of operations and cash flows.

If state regulatory agencies require a higher statutory capital level for our existing operations or if we become subject to additional capital requirements, we may be required to make additional capital contributions to our regulated subsidiaries, which would have a material adverse effect on our cash flows and liquidity.

Our operations are conducted through licensed HMO and insurance subsidiaries.  These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state.  One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity.  For example, New York adopted regulations that increase the capital reserve requirement by 150% over an eight-year period.  The phased-in increase in reserve requirements to which our New York plan is subject will, over time, materially increase our reserve requirements in New York.  Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the NAIC.  As of December 31, 2007, our operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri and Ohio, and our PDP and PFFS operations, were subject to such guidelines.

Our subsidiaries also may be required to maintain higher levels of statutory net worth due to the adoption of risk-based capital requirements by other states in which we operate.  Our subsidiaries are subject to their state regulators’ general oversight powers.  Regardless of whether a state adopts the risk-based capital requirements, the state’s regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members.  In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions.  In either case, any additional capital contribution made to one or more of the affected subsidiaries could have a material adverse effect on our liquidity, cash flows and growth potential, which could harm our ability to implement our business strategy by, for example, hindering our ability to make debt service payments on amounts drawn from our credit facilities.  In addition, increases of statutory capital requirements could cause us to withdraw from certain programs or markets where it becomes economically difficult to continue to be profitable.  For example, we recently evaluated the capitalization requirement for our PFFS plans and determined that it was economically prudent to withdraw from participation in these plans in Texas, Florida and Wisconsin since the capital requirements for these states applied to the subsidiary as a whole, effectively increasing the capital requirements for several other states operating under the same license.  If we restructure our insurance licenses for Florida, Texas and Wisconsin such that the capital requirements apply only to the business in those states, we may re-consider our interest in offering products in those states.  Accordingly, effective January 1, 2009 we exited the PFFS business in these three states in which we provided services to approximately 10,000 members.

We derive a substantial portion of our Medicare revenues from our PDP operations, and legislative or regulatory actions, economic conditions, bidding results or other factors that adversely affect those PDP operations could have a material adverse effect on our profitability and results of operations.

We derive a substantial portion of our Medicare revenues from our PDP operations.  Our ability to operate our PDP plans profitably depends on our ability to attract members, to price our plans appropriately, to continue to develop core systems and processes, to manage our medical expenses related to these plans and other factors.  We do not know whether we will be able to sustain our PDP operations profitability over the long-term, and our failure to do so could have a material adverse effect on our profitability and results of operations.  There are numerous factors that could have a materially adverse effect on our PDP operations, as well our Medicare Part D and other plans in general.  Those that are particularly applicable to our PDP operations include:

•                  Risk corridors:  The MMA provides for “risk corridors” that are designed to limit to some extent the losses PDP plans would incur if the medical expenses exceed the reimbursement to be received from CMS.  These risk corridors are designed to widen over time.  The risk corridors for 2006 and 2007 provided more protection against excess losses than are available for 2008 and future years as the thresholds increase and the reimbursement percentages decrease.  Reimbursement or other reconciliations from CMS could be delayed, which could cause us to incur more up-front costs for operating the program.

•                  Annual Bidding: Along with other Part D plans, including PDPs and MA-PDs, we bid on Part D benefits in June each year.  Based on the bids submitted, CMS establishes a national benchmark.  Plans that bid below the benchmark are eligible to have members automatically assigned to them.  Consequently, our ability to bid below the benchmark impacts our ability to receive automatically assigned members.  For example, our PDP business is subject to an annual bidding process.  As the result of this process, for plan year 2009, we bid above the benchmark in 22 of the 34 regions and as of December 31, 2008, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans.  In addition to this known membership loss, in 2009 we expect that a portion of the 153,000 low-income subsidized members who previously chose our plans will choose a new plan in 2009.  We estimate that, based on these factors as well as new members choosing to enroll in our plans, new auto-assignment of members and other factors, our revenues generated from our PDP plans will decrease for 2009.

•                  Competition:  We have encountered competition from other PDP plans, some of which may have significantly greater resources and brand recognition than we do, and new PDP plans are entering the business.  During the annual bidding process described above, we compete with other plans to bid below the CMS benchmark for auto-assigned members.  During the annual open-enrollment period, we compete with other PDP plans to obtain members who can select their PDP plan.  We cannot predict whether we will be able to continue to compete effectively in this market.

Those factors that apply to all of our Medicare plans, including PDP and Part D, include:

•                  Membership:  Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP plan at any time, and certain other Medicare beneficiaries also may have a limited ability to disenroll from the plan they initially select and choose a different PDP plan.  All Medicare beneficiaries are able to change PDP plans during the annual open enrollment period.  We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDP plans, and we may not be able to attract new PDP members.

•                  Benefits expense:  We may experience higher benefits expense as a result of an increase in the cost of pharmaceuticals, possible changes in our pharmacy rebate program with drug manufacturers, higher than expected utilization and new mandated benefits or other regulatory changes that increase our costs.

•                  Regulatory and administration:  CMS may alter the Medicare Part D program in a manner that could be detrimental to us.

•                  Utilization of benefits:  We make actuarial assumptions about the utilization of benefits in our PDP plans.  Because our membership mix changes in this program from year to year, our assumptions are based on data that may not be applicable to our current PDP membership base and we cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

Several changes to the Medicare program resulting from the MIPPA legislation that became effective in 2008 could increase competition for our existing and prospective members and have a material adverse effect on our results of operations.

On July 15, 2008, MIPPA became law and in September 2008 CMS promulgated enabling regulations.  MIPPA impacts a broad range of Medicare activities and impacts all types of Medicare managed care plans.  All of the changes imposed on us by MIPPA, including those discussed below, have the potential to cause us to incur additional administrative expense, lose membership and ultimately reduce our Medicare revenues, all of which could have a material adverse effect on our results of operations:

PFFS plans:  MIPPA revises requirements for Medicare Advantage PFFS plans, which may have the effect of ending some of these plans in plan year 2011 where such plans are not able to comply with these new requirements.  In particular, MIPPA requires all PFFS plans that operate in markets with two or more networked-based plans must be offered on a networked basis.  Currently, we do not have provider networks in the majority of the markets where we offer PFFS plans.  We are currently evaluating alternative solutions to establishing a network in targeted areas to meet these requirements, including building a contracted network, contracting with a third party network or withdrawing from certain counties where it is not economically or otherwise feasible to establish networks for this line of business.

Sales and Marketing:  MIPPA places prohibitions and limitations on specified sales and marketing activities under Medicare Advantage and prescription drug plans.  Among other things, Medicare plans are no longer permitted to make unsolicited contact with potential members by way of outbound telemarketing and community marketing, offer other types of Medicare products to existing members, provide meals to potential enrollees or approach potential members in common or public areas.  These changes are likely to increase our administrative costs of enrolling an individual, and could increase the risk of compliance violations and could have a material adverse effect on our ability to enroll new Medicare members particularly because we have historically relied to a large extent on outbound telemarketing and community marketing to sell our products.

Special Needs Plans:  A significant portion of our coordinated care plan membership is enrolled in our D-SNPs.  Under MIPPA, D-SNPs such as ours are required to contract with state Medicaid agencies to coordinate benefits.  The scope of the D-SNP contract with the state Medicaid agency will depend greatly on what eligibility categories, cost-sharing responsibilities and payment limitations each state has included in its state plan.  The contracting process under MIPPA provides an opportunity for D-SNPs and states to improve the coordination of benefits, including defining the overlap between Medicaid and Medicare benefits, eligibility verification processes, payment and coverage responsibilities, marketing and enrollment standards, appeals and grievances procedures and other important operational considerations.  Collaboration between states and D-SNPs is expected to create administrative efficiencies and improve beneficiary health outcomes.  However, the requirement to contract with state Medicaid agencies imposes potential risk for D-SNP providers such as us because MIPPA does not allow expansion in 2010 or continued operation of a D-SNP after 2010 if a state and the D-SNP provider cannot come to agreement on terms.

Compensation:  MIPPA also establishes limits on agent and broker compensation.  The CMS implementing regulations require that plans that pay commissions do so by paying for an initial year commission and residual commissions for each of the five subsequent renewal years, thereby creating a six year commission cycle for members moving from Original Medicare and a five year commission cycle for members moving from another Medicare Advantage plan.

Reductions or delays in federal and state funding for health care programs could have a material adverse effect on our profitability and results of operations.

The federal government and many states from time to time consider reducing the level of funding for government health care programs, including Medicare and Medicaid, which could have a material adverse effect on our profitability and results of operations.  For example, the Deficit Reduction Act of 2005, signed into law on February 8, 2006, includes reductions in federal Medicaid spending by approximately $4.8 billion and reductions to Medicare spending by approximately $6.4 billion over a period of five years, according to the Congressional Budget Office.  The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits.  This law may also lead to lower Medicaid reimbursements in some states.  States also periodically consider reducing or reallocating the amount of money they spend for Medicaid and other programs.  In recent years, the majority of states have implemented measures to restrict Medicaid and other health care programs costs and eligibility.

Changes to Medicaid and other health care programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under those programs, all of which could have a negative impact on our business.  We believe that reductions in Medicaid and other health care program payments could substantially reduce our profitability and have a material adverse effect on our results of operations.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds; such cancellations could have a material adverse affect on our results of operations.

Premiums are contractually payable to us before or during the month for services that we are obligated to provide to our members.  Our cash flow would be negatively impacted if premium payments are delayed or not made according to contract terms.

Our contracts with the states in which we operate are subject to cancellation by the state in the event of inadequate program funding contained within such state’s budget, and are also subject to decreases or limited increases in premiums, all of which could have a material adverse effect on our profitability and free cash available for operations and capital reserve requirements.

If a state in which we operate approves a budget that includes inadequate program funding, our contracts with that state are subject to cancellation by the state.  In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required.  State governments generally are experiencing tight budgetary conditions within their Medicaid programs.  Budget problems in the states in which we operate could result in decreases or limited increases in the premiums paid to us by the states.  In some instances, it may result in the postponement of payment until additional funding sources are available.  If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our profitability and free cash available for operations and capital reserve requirements.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be; however, such costs, when determined, could be more than anticipated, which could have a material adverse effect on our results of operations.

Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, such as health care providers, business associates and our members.  These regulations include standards for common health care transactions, such as claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement.  HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws will not be preempted.

We have implemented and are continuing to implement security policies and procedures to strive to achieve and maintain compliance with the security standards.  Given HIPAA’s complexity and the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with any of the HIPAA requirements is uncertain.  Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult.  Normal health plan operations require that we transmit protected health information via electronic or other means, often at the direction of and based on information provided by third parties, such as our providers, that could result in inadvertent violations of HIPAA privacy or security rules. In March 2008, management learned that, in accordance with a contractual requirement, a Company web developer had transmitted a document folder containing reports for the Georgia Department of Community Health (“DCH”) to two production ports, one of which, unbeknownst to the web developer, was not secure.  Consequently, data, including protected information, unintentionally was made accessible through the Internet.  We incurred considerable remediation expenses in this matter and, on June 11, 2008, we paid $725,000 in response to a Notification of Breach and Assessment of Liquidated Damages issued by DCH.  Our efforts to comply with HIPAA and to remediate any violations of HIPAA, including any fines and penalties, could cause us to incur substantial costs which could have a material adverse effect on our cash flows and results of operations.

Future changes in health care law may have a material adverse effect on our results of operations or liquidity.

Health care laws and regulations, and their interpretations, are subject to frequent change.  Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could materially reduce our profitability, among other things, by:

•                  imposing additional license, registration and/or capital requirements;

•                  increasing our administrative and other costs;

•                  requiring us to undergo a corporate restructuring;

•                  increasing mandated benefits;

•                  limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•                  requiring us to develop plans to guard against the financial insolvency of our providers;

•                  restricting our revenue and enrollment growth;

•                  requiring us to restructure our relationships with providers; or

•                  requiring us to implement additional or different programs and systems.

Changes in state law, regulations and rules also may materially adversely affect our profitability.  Requirements relating to managed care consumer protection standards, including increased plan information disclosure, limits to premium increases, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or continue to be under discussion.  New health care reform legislation may require us to change the way we operate our business, which may be costly.  Further, although we strive to exercise care in structuring our operations to attempt to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we or transactions in which we are involved are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation.  Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under the Medicaid, Medicare and S-CHIP programs and to continue to serve our members and attract new members, which could have a material adverse effect on our results of operations.

State regulatory restrictions on our marketing activities may constrain our membership growth and our ability to increase our revenues, which could have a material adverse effect in our results of operations.

Although we enroll some of our new members through automatic enrollment programs and voluntary member enrollment, we rely on our marketing and sales efforts for a significant portion of our membership growth.  All of the states in which we currently operate permit advertising and, in most cases, direct sales but impose strict requirements and limitations as to the types of marketing activities that are permitted.  For example, in Florida, we were recently subject to a 60-day marketing freeze in three counties resulting from the state’s allegation of wrongful marketing practices.  In addition, the State of Georgia does not permit direct sales by Medicaid health plans.  In Georgia, we advertise our plans, but we rely on member selection and auto-assignment of Medicaid members into our plans.  Effective January 1, 2009, all plans participating in the Florida Medicaid program are prohibited from directly selling their plans to Medicaid recipients.  In circumstances where our marketing efforts are prohibited or curtailed, we may incur additional administrative expense in trying to obtain members and our ability to increase or sustain membership could be harmed, which could have a material adverse effect on our results of operations.

If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease, which could have a material adverse effect on our results of operations.

A significant percentage of our Medicaid plan enrollment results from mandatory Medicaid enrollment in managed care plans.  States may mandate Medicaid enrollment into managed care through CMS-approved plan amendments or, for certain groups, through federal waivers or demonstrations.  Waivers and programs under demonstrations are generally approved for two- to five-year periods, and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS.  We have no control over this renewal process.  If a state in which we operate does not mandate managed care enrollment in its state plan or does not renew an existing managed care waiver, our membership would likely decrease, which could have a material adverse effect on our results of operations.

We rely on the accuracy of eligibility lists provided by the government to collect premiums, and any inaccuracies in those lists cause states to recoup premium payments from us, which could materially reduce our revenues and profitability.

Premium payments that we receive are based upon eligibility lists produced by the government.  From time to time, states require us to reimburse them for premiums that we received from the states based on an eligibility list that a state later discovers contains individuals who were not eligible for any government-sponsored program or have been enrolled twice in the same program or are eligible for a different premium category or a different program.  For example, in July 2008, we continued to receive premiums from the State of Florida for members that had become eligible for both Medicaid and Medicare benefits.  Once a recipient becomes dually eligible, their premium is primarily remitted by CMS rather than the State.  In this case, the State of Florida had not properly reduced the amount of premium they paid to us to reflect that CMS was now the primary payor.  Our review of all remittance files to identify potential duplicate members, members that should be terminated and members for which we have been paid an incorrect rate may not identify all such members.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment.  Our profitability would be reduced as a result of the state’s failure to pay us for related payments to providers we made and we were unable to recoup such payments from the providers.  We have established a reserve in anticipation of recoupment by the states of previously paid premiums, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments.  If the amount of any recoupments exceeds our reserves, our revenues and profits could be materially reduced and have a material adverse effect on our results of operations.

Our failure to maintain accreditations could disqualify us from participation in the certain state Medicaid programs, which would have a material adverse effect on our results of operations.

Several of our Medicaid contracts require that our plans or subcontracted providers be accredited by independent accrediting organizations that are focused on improving the quality of health care services.  Accreditation by AAAHC or comparable accreditation is a requirement for participation in the Florida Medicaid program.  Further, Florida Medicaid plans can only subcontract behavioral health services to a URAC-accredited organization.  Accreditation by NCQA is a requirement for participation in the Georgia Medicaid managed care program and the Hawaii Medicaid program requires that participating plans be either NCQA or URAC accredited.

Our Florida health plans are accredited by the AAAHC and our behavioral health subsidiary to which we subcontract behavioral health services is accredited by URAC.  In July 2008, as required by the terms of our Medicaid contract, our Georgia health plan was awarded accredited status by NCQA.  Under the terms of our Medicaid contract, we have until January 1, 2012 to obtain NCQA accreditation in Hawaii.

Failure to maintain our AAAHC or URAC accreditations in Florida or NCQA accreditation in Georgia could disqualify us from participation in the Florida and Georgia Medicaid businesses, respectively.  Similarly, failure to obtain NCQA accreditation in Hawaii by January 1, 2012 could disqualify us from participation in the Hawaii Medicaid program.  There can be no assurance that we will maintain, or obtain, our NCQA, URAC or AAAHC accreditations, and the loss of, or failure to obtain, these accreditations could adversely our ability to participate in certain Medicaid programs, which could have a material adverse effect on our results of operations.

Risks Related to Our Common Stock

Future sales, or the availability for sale, of our common stock may have a material adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could have a material adverse effect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

As of December 31, 2007, we had outstanding options to purchase 2,534,998 shares of our common stock, of which 1,044,988 were exercisable, at a weighted average exercise price of $34.13 per share.  From time to time, we may issue additional options to associates, non-employee directors, consultants and others pursuant to our equity incentive plans.

The provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

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

Item 1B.  Unresolved Staff Comments.

By letter dated October 25, 2007, the SEC’s Division of Corporation Finance provided us with comments relating to our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed by us on February 17, 2007.  The SEC’s comments relate principally to our disclosures regarding our Medicare Part D business.  We believe that our disclosures were appropriate, although we agreed to provide additional disclosure in future filings.  We responded to this letter on November 16, 2007.  To date, we have not received a response to our November 16, 2007 letter.

Item 2.  Properties.

Our principal administrative, sales and marketing facilities are located at our headquarters in Tampa, Florida.  We currently occupy approximately 377,000 square feet of office space in the Tampa facility under a lease whose term is scheduled to expire in various phases from 2011 through 2016.  Our corporate headquarters in Tampa, Florida are used in all of our lines of business. We also lease office space for our health plans in Florida, New York, Illinois, Indiana, Connecticut, Georgia, Ohio, Louisiana, Hawaii, New Jersey, Missouri and Texas.  We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3.  Legal Proceedings.

Set forth below is a description of the current status of the investigations, actions and lawsuits arising from or consequential to the Restatement and Special Committee investigation:

Government Investigations

We are currently under investigation by several federal and state authorities, including AHCA, the USAO, the Civil Division, the OIG and the MFCU.  We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida.  Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters.  However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.  However, the timing and amount of any potential resolution are uncertain.  For more information related to this accrual, see Notes 3 and 11 to the consolidated financial statements included in this 2007 Form 10-K.

In addition to the federal and state governmental investigations referenced above, as previously disclosed, the SEC is conducting an informal investigation.  We also are responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program.  We have communicated with regulators in states in which our HMO and insurance operating subsidiaries are domiciled regarding the investigations.  We are cooperating with federal and state regulators and enforcement officials in these matters.  We do not know whether, or the extent to which, any pending investigations might lead to the payment of fines, penalties or operating restrictions.

In addition, in a letter dated October 15, 2008, the Civil Division informed counsel to the Special Committee that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  We and the Special Committee are undertaking to discuss with the Civil Division, and address, allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this 2007 Form 10-K.

Class Action and Derivative Lawsuits

Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of the Company.  The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Securities Exchange Act of 1934, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant.  The response to the amended complaint was filed in January 2009.  The Company intends to defend itself vigorously against these claims.  At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name.  At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “WCG.”  The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2007
First Quarter ended March 31, 2007	$89.72	$69.14
Second Quarter ended June 30, 2007	$93.44	$79.76
Third Quarter ended September 30, 2007	$109.62	$91.64
Fourth Quarter ended December 31, 2007	$122.27	$22.04

2006
First Quarter ended March 31, 2006	$45.44	$37.27
Second Quarter ended June 30, 2006	$50.05	$39.41
Third Quarter ended September 30, 2006	$60.00	$49.06
Fourth Quarter ended December 31, 2006	$70.72	$56.00

The last reported sale price of our common stock on the New York Stock Exchange on January 22, 2009 was $11.97.  As of January 20, 2009, we had approximately 32 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from July 1, 2004, the date shares of our common stock began trading on the NYSE, to December 31, 2008 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and two custom composite indexes over the same period.  The two custom composite indexes are the Old Custom Composite Index consisting of 8 stocks and the New Custom Composite Index consisting of 12 stocks as indicated in the table below.  We revised the Old Custom Composite Index used in our prior Forms 10-K to include Cigna Corp., HealthSpring, Inc. and Universal American Corp.  We believe that the New Custom Composite Index better reflects the group of companies to which the investment community compares us when measuring our performance.  The graph assumes an investment of $100 made in our common stock and each index on July 1, 2004.  The graph also assumes the reinvestment of dividends and is weighted according to the respective company’s stock market capitalization at the beginning of each of the periods indicated.  We did not pay any dividends during the period reflected in the graph.  Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

Old Custom Composite Index	New Custom Composite Index
Aetna Inc.	Aetna Inc.
Amerigroup Corporation	Amerigroup Corporation
Centene Corporation	Centene Corporation
Coventry Health Care, Inc.	Cigna Corp.
HealthNet, Inc.	Coventry Health Care, Inc.
Humana, Inc.	HealthNet, Inc.
United HealthGroup, Inc.	HealthSpring, Inc.
WellPoint, Inc.	Humana, Inc.
United HealthGroup, Inc.
WellPoint, Inc.
Molina Healthcare, Inc.
Universal American Corp.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among WellCare Health Plans, Inc., The S&P 500 Index,
The Old Custom Composite Index (8 Stocks) And The New Custom Composite Index (12 Stocks)

*$100 invested on 7/1/04 in stock & 6/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	7/1/04(1)	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
WellCare Health Plans, Inc.	$100	$191	$240	$405	$249	$76
S&P 500 Index	$100	$108	$114	$132	$139	$87
Old Custom Composite Index (8 stocks)(2)	$100	$140	$201	$186	$212	$97
New Custom Composite Index (12 stocks)	$100	$137	$195	$183	$210	$95

(1)	The beginning of the measurement period corresponds with the closing of our initial public offering in July 2004.
(2)

Included data for Sierra Health Services, Inc. and Pacificare Health Systems, Inc. through the first quarter of 2008 and the fourth quarter of 2005, respectively, when each ceased trading upon being acquired by United HealthGroup, Inc.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries.  The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate.  In addition, the terms of our credit facility limit our ability to pay dividends.  Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.  For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Restrictions on Dividends and Management Fees.”

Unregistered Issuances of Equity Securities

None.

Initial Public Offering

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-112829), filed under the Securities Act of 1933, effective on June 30, 2004.

Upon the completion of our initial public offering, we invested the net proceeds from the offering in short-term, interest-bearing, investment-grade securities.  As of December 31, 2007, we have used all of our offering proceeds in the original amount of $157.5 million.  Of the proceeds used, $24.0 million was used to pay off a related-party note discussed below under “Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” $18.0 million was used to pay investigation-related costs, and the remaining $115.5 million was used to fund other expansion opportunities, including the required statutory capital for our new markets.

Item 6.  Selected Financial Data.

The following table sets forth our summary financial data.  This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 2007 Form 10-K.  The data for the years ended December 31, 2004, 2005, 2006 and 2007, and as of December 31, 2006 and 2007 is derived from consolidated financial statements included elsewhere in this 2007 Form 10-K.  The data for the year ended and as of December 31, 2003 is derived from audited financial statements not included in this 2007 Form 10-K.

The data for the years ended December 31, 2004, 2005 and 2006 have been restated to reflect the effects of the accounting errors discussed in the Explanatory Note on page 5 of this 2007 Form 10-K, as well as reclassifications that do not affect Net income for the years ended December 31, 2003, 2004, 2005 and 2006.

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
		(Restated)	(Restated)	(Restated)
	(in thousands, except per unit/share data)
Consolidated and Combined Statements of Income:
Revenues:
Premium:
Medicaid	$727,658	$1,042,026	$1,343,800	$1,906,391	$2,691,781
Medicare	288,330	334,760	504,501	1,679,652	2,613,108
Other(1)	14,444	1,137	—	—	—
Total premium	1,030,432	1,377,923	1,848,301	3,586,043	5,304,889
Investment and other income	3,130	4,307	17,042	49,919	85,903
Total revenues	1,033,562	1,382,230	1,865,343	3,635,962	5,390,792
Expenses:
Medical benefits:
Medicaid	596,813	849,333	1,093,180	1,555,819	2,136,710	(4)
Medicare	238,933	275,347	412,208	1,351,471	2,076,674	(4)
Other(1)	12,887	(940)	—	—	—
Total medical benefits	848,633	1,123,740	1,505,388	2,907,290	4,213,384	(4)
Selling, general and administrative	126,106	171,257	259,491	496,396	766,648
Depreciation and amortization	8,159	7,715	9,204	17,170	18,757
Interest	10,172	10,165	13,562	14,087	14,035
Total expenses	993,070	1,312,877	1,787,645	3,434,943	5,012,824
Income before income taxes	40,492	69,353	77,698	201,019	377,968
Income tax expense	16,955	26,906	30,330	79,790	161,732
Net income	$23,537	$42,447	$47,368	$121,229	$216,236	(4)
Net income per share:
Net income per share – basic		$1.46	$1.26	$3.08	$5.31	(4)
Net income per share – diluted		$1.34	$1.21	$2.98	$5.16	(4)
Net income attributable per common unit:
Net income attributable per unit – basic	$0.66
Net income attributable per unit – diluted	$0.60
Pro forma net income per common share:(2)
Basic	$0.82
Diluted	$0.73
Pro forma common shares outstanding:(2)
Basic	21,466,300
Diluted	23,937,664

	As of December 31,
	2003	2004	2005	2006	2007
		(Restated)	(Restated)	(Restated)
	(In thousands)
Operating Statistics:
Medical benefits ratio – consolidated(3)	82.4%	81.6%	81.4%	81.1%	79.4	%(4)
Medical benefits ratio – Medicaid(3)	82.0%	81.3%	81.3%	81.6%	79.4	%(4)
Medical benefits ratio – Medicare(3)	82.9%	82.3%	81.7%	80.5%	79.5	%(4)
Medical benefit ratio – other(1)(3)	89.2%	(82.7)%	—	—	—
Selling, general and administrative expense ratio(5)	12.2%	12.4%	13.9%	13.7%	14.2%
Members – consolidated	555,000	747,000	855,000	2,258,000	2,373,000
Members – Medicaid	512,000	701,000	786,000	1,245,000	1,232,000
Members – Medicare	42,000	46,000	69,000	1,013,000	1,141,000
Members – commercial	1,000	—	—	—	—

	As of December 31,
	2003	2004	2005	2006	2007
		(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$237,321	$397,627	$421,766	$964,542	$1,008,409
Total assets	497,107	803,386	896,343	1,664,298	2,082,731
Long-term debt (including current maturities)	135,755	183,501	182,061	155,621	154,581
Total liabilities	397,530	501,558	535,793	1,127,239	1,274,840	(4)
Total stockholders’/members’ equity(6)	99,577	301,828	360,550	537,059	807,891	(4)

(1)	Other premium revenue and other medical benefits relates to our commercial business, which ceased operations beginning May 2004.

(2)

Pro forma net income per share is computed using the pro forma weighted average number of common shares outstanding, which gives effect to the automatic conversion of all outstanding common units of WellCare Holdings, LLC into shares of common stock of WellCare Health Plans, Inc. upon the closing of our initial public offering. For a discussion of the difference between pro forma net income per common share and net income attributable per common unit, see Note 15 to the consolidated financial statements of WellCare Health Plans, Inc.

(3)	Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.

(4)

As a result of the restatement and investigation, we were delayed in filing this 2007 Form 10-K. Due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K, we were able to review substantially complete claims information that has become available due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K. We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 are based on actual claims paid. The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR. Thus, Medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid. Conversely, we anticipate that medical benefits expense and MBRs in 2008 will be unfavorably impacted because they will not have the off-setting benefit of the prior period development that otherwise would have been recorded in 2008 if we were filing timely.

(5)

Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total revenue and excludes depreciation and amortization expense for purposes of determining the ratio.

(6)	Total stockholders’/members’ equity reflects limited liability company membership interests as of December 31, 2003 and reflects stockholders’ equity as of December 31, 2004, 2005, 2006 and 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” beginning on Page 47 and our combined and consolidated financial statements and related notes appearing elsewhere in this 2007 Form 10-K.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations.  Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this 2007 Form 10-K.

Overview

We first discuss below the restatement of our previously issued financial statements and the effect of such restatement on our audited consolidated financial statements for the fiscal year ended December 31, 2007, and then address our current operating environment and our business outlook.

Restatement of Previously Issued Financial Statements

As previously disclosed in our Current Report on Form 8-K filed July 21, 2008, upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the Restatement Period needed to be restated.

As a result of the restatement, our previously issued financial statements for the Restatement Period have been adjusted to reflect a reduction in Premium revenues, Income before income taxes, Net income and EPS, and an increase in Other payables to government partners.  In addition to the impact of the restatement, we also have concluded that certain refundable premiums should be classified as a return of premium revenue rather than as medical benefits expense in our consolidated statements of operations, and also should have been reflected in our consolidated balance sheets as Other payables to government partners rather than as Medical benefits payable.  These reclassifications do not impact our previously reported Net income, EPS or Net cash provided by operations for the Restatement Period.  For a discussion of the restatement, including the material adjustments to our previously issued financial statements, see “Explanatory Note,” Note 3 of the Notes to Consolidated Financial Statements, “Part II – Item 6 – Selected Financial Data” and this “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Our financial statements for the year ended December 31, 2007 included in this 2007 Form 10-K reflect applicable changes in accounting treatment that we adopted in response to the issues raised by the restatement.

Effect of Restatement and Reclassifications on 2007 Financial Statements

Medical Benefits Payable and Medical Benefits Expense Adjustment

We have been delayed in filing this 2007 Form 10-K as a result of, among other matters, the restatement and investigations.  Due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007, among other matters, among other reasons, Form 10-K, we were able to review substantially complete claims information that has become available due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K.  We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR.  Thus, Medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.  Conversely, we anticipate that medical benefits expense and MBRs in 2008 will be unfavorably impacted because they will not have the off-setting benefit of the prior period development that otherwise would have been recorded in 2008 if we were filing timely.

Current Financial Condition

Financial Impact of Government Investigations and Litigation

We do not know whether, or the extent to which, any pending investigations and related litigation discussed above under “Part I – Item 3 – Legal Proceedings” will result in our payment of fines, penalties or damages, any of which would require us to incur additional expenses and could have an adverse affect on our results of operations.  Furthermore, if as a result of the resolution of these matters we are subject to operating restrictions, revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs, our revenues and net income could be adversely affected.

We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida.  Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters.  However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.  For more information related to this accrual, see Notes 3 and 11 to the consolidated financial statements included in this 2007 Form 10-K.

As discussed in more detail below, the restatement, investigations and related matters have caused us to expend significant financial resources.  As of December 31, 2008, we had spent a cumulative amount of approximately $124.1 million on administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses.  Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008.  We expect to continue incurring significant additional costs in 2009 as a result of the federal and state investigations and pending civil actions, including administrative expenses and costs necessary to remediate our internal controls, improve our corporate governance and address other issues that may be identified through the restatement and remediation process.

Current Cash Position

As of September 30, 2008, our consolidated cash and cash equivalents were approximately $1,176.2 million.  As of September 30, 2008, our consolidated investments were approximately $138.7 million.  As of September 30, 2008, we had unregulated cash of approximately $89.5 million and unregulated investments of approximately $5.5 million.  In addition, as of September 30, 2008, we had approximately $1,086.7 million in regulated cash and $133.2 million in regulated investments.

On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009.  The proceeds of such dividends are not reflected in our unregulated cash balances as of September 30, 2008.

Our Credit Facility and Near-Term Cash Obligations

As previously disclosed, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009.  Our senior secured credit facility also included a revolving credit facility that expired in May 2008.  Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due.  However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due.  In particular, the timing and amount of any potential resolution of pending investigations by the USAO, the Civil Division, the OIG and the State of Florida are uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility.  Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50 million to be terminated.  In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.

We also have a number of other near-term obligations, including currently anticipated capital contributions to certain of our regulated subsidiaries, as well as significant costs associated with the government and Special Committee investigations, including legal, accounting and consulting fees, and employee recruitment and retention costs.  For a detailed discussion of our financing needs, the financing challenges we face and the initiatives we are pursuing to increase our unregulated cash, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Business Outlook

General Economic, Political and Financial Market Conditions

As a result of economic uncertainty, many of the states in which we operate have experienced significant fiscal challenges, which are likely to result in budget deficits.  In light of these budgetary challenges, the Medicaid segment premiums we receive likely will not keep pace with anticipated medical expense increases.  While the economic downturn may increase the number of Medicaid recipients under current eligibility criteria, states may revise the eligibility criteria to reduce the number of people who are eligible for our plans.  Furthermore, federal budgetary challenges or policy changes could result in rates that do not keep pace with anticipated medical expense increases, which could have a material adverse effect on our performance in the Medicaid or Medicare segments.

In addition, increasing market volatility and the tightening of the credit markets has significantly limited our ability to access external capital, which has, and is likely to continue to have, an adverse effect on our ability to execute our business strategy.  However, we continue to pursue financing alternatives to raise additional unregulated cash, including seeking dividends from certain of our regulated subsidiaries and accessing the public and private equity and debt markets.

Government funding continues to be a significant challenge to our business, particularly in light of the current economic conditions.  Because the health care services we offer are through government-sponsored programs, our profitability is largely dependent on continued funding for government health care programs at or above current levels.  Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints.  Some of the states in which we operate have experienced fiscal challenges leading to significant budget deficits.  Health care spending increases appear to be more limited than in the past as states continue to look at Medicaid programs as opportunities for budget savings, and some states may find it difficult to continue paying current rates to Medicaid health plans.

For instance, we are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue.  We anticipate that 2008 reductions in premium rates in Florida will result in a loss of approximately $35.0 million of revenues in 2009.  In addition to the 2008 rate reduction, in January 2009, the Florida legislature passed a 3% reduction to the State’s 2008-09 fiscal year budget for Medicaid prepaid health plans, effective March 1, 2009 through June 30, 2009.  Although AHCA, which administers the Florida Medicaid program, has yet to determine how to implement the reductions and the budget is still subject to gubernatorial scrutiny, it is possible that AHCA will propose a substantial reduction to our Florida Medicaid premiums. These recent and possible future rate reductions will require us to evaluate our medical benefits and administrative expenses. In addition, effective January 1, 2009, Florida began prohibiting direct sales to Medicaid recipients for all plans participating in the Florida Medicaid program, which could result in further reductions in our Florida Medicaid membership and, as a result, a decrease in revenues.  New legislation in Georgia related to payment of claims, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond.  Further, continued economic slowdowns in Florida and Georgia could result in additional state actions that could adversely affect our revenues.

In January 2009, the new presidential administration took office.  The new administration and recently elected U.S. Congress have indicated support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system.  Although the ultimate impact of any such proposals remains uncertain, the costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to health care providers under Medicare and other government programs.  If such reductions are significant, our revenues and cash flows could be materially adversely affected.

Medicare Competition; PDP Outlook

In our Medicare segment, we are experiencing increased competition.  As the result of the Part D bidding process for plan year 2009, we bid above the benchmark in 22 of the 34 regions.  As a result, as of December 31, 2008, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans.  In addition to this known membership loss, in 2009 we expect that a portion of the 153,000 low-income subsidized members who previously chose our plans will choose a new plan in 2009.  We estimate that, based on these factors as well as new members choosing to enroll in our plans, new auto-assignment of members and other factors, our revenues generated from our PDP plans will decrease significantly for 2009.  In addition, several changes to the Medicare program resulting from MIPPA that became effective in 2008 could increase competition for our existing and prospective members, which could adversely affect our revenues.

Execution of Business Strategy

To achieve our business strategy, we continue to look for economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives.  We also are, however, evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources.  We also continue to rationalize our operations to make sure that our ongoing business is profitable.  To the extent that we expand our current service territory or product offerings, we expect to generate additional revenues.  On the other hand, if we decide to exit certain markets, as we did during 2008, our revenues could decrease.

We currently do not foresee large, one-time opportunities to expand our business, such as prior efforts like the launch of PDPs in 2006 and the privatization of Georgia Medicaid in 2006.  We also intend to divert some resources to strengthening compliance and operating capabilities.  These factors, when combined with the rationalization of our operations and the operational challenges we face, could cause us to not sustain the rapid growth we have achieved in the recent past.

Membership and Trends

We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children, and the aged, blind and disabled.  As of December 31, 2007, we served approximately 2,373,000 members.  Most of our revenues are generated by premiums consisting of fixed monthly payments per member.

We currently anticipate that our revenues and medical benefits expenses for 2008 and 2009 will be higher than in prior periods due to the changes in the numbers and demographic mix of membership principally occurring in our Medicare Advantage plans and Ohio Medicaid market, and, effective in 2009, in Hawaii.  As the composition of our membership base continues to change as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, we expect a corresponding change to our premium revenue, costs and margins which may have a material adverse effect on our cash flow, profitability and results of operations.

Encounter Data

To the extent that our encounter data is inaccurate or incomplete, we may incur additional costs to collect or correct this data and could be exposed to regulatory risk for noncompliance.  The accurate and timely reporting of encounter data is crucial to the success of our programs because more states are using encounter data to determine compliance with performance standards which are partly used by such states to set premium rates.  As states increase their reliance on encounter data, our inability to obtain complete and accurate encounter data could significantly affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

Basis of Presentation

The consolidated balance sheets, statements of income, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of the Company and all of its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated.

Our Segments

We have two reportable business segments: Medicaid and Medicare.

Medicaid

Medicaid was established to provide medical assistance to low income and disabled persons, and is state operated and implemented, although it is funded and regulated by both the state and federal governments.  For a more detailed description of our Medicaid segment, please see “Item 1 – Business – Our Segments.”  As of December 31, 2007, we had approximately 1,232,000 Medicaid members.  The following table summarizes our Medicaid segment membership by line of business as of December 31, 2007, 2006, 2005 and 2004.

	Medicaid Membership
	As of December 31,
	2007	2006	2005	2004
Medicaid
TANF	927,000	1,069,000	621,000	535,000
S-CHIP	203,000	95,000	82,000	94,000
SSI	72,000	51,000	58,000	57,000
FHP	30,000	30,000	25,000	15,000
Total	1,232,000	1,245,000	786,000	701,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state.  In our Medicaid segment we have two customers from which we received 10% or more of our Medicaid segment premium revenue for 2006 and 2007: the State of Florida and the State of Georgia.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits, and is administered and funded by CMS.  For a more detailed description of our Medicare segment, please see “Item 1 – Business – Our Segments.”  As of December 31, 2007, we had approximately 1,141,000 Medicare members.  The following table summarizes our Medicare segment membership by line of business as of December 31, 2007, 2006, 2005 and 2004.

	Medicare Membership
	As of December 31,
	2007	2006	2005	2004
Medicare
PDP	983,000	923,000	—	—
Medicare Advantage	158,000	90,000	69,000	46,000
Total	1,141,000	1,013,000	69,000	46,000

In our Medicare segment, we have just one customer, CMS, from which we receive 100% of our Medicare segment premium revenue.

Our Health and Prescription Drug Plans

Premiums

We receive premiums from state and federal agencies for the members who are assigned to us, or who have selected us to provide health care services under Medicaid and Medicare.  The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period and we are generally unable to change the premium rates during the contract year.  The premiums we receive vary according to the specific government program and vary according to many factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member.  These premiums are subject to adjustment by our clients throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period.  The premium payments we receive are based upon eligibility lists produced by the government.  As a result of these periodic premium rate adjustments and member eligibility determinations, we cannot predict with certainty what our future revenues will be under each of our government contracts even when we believe membership is remaining constant.

For further detail about the CMS reimbursement methodology under the PDP program, see “Critical Accounting Policies” below.

Services/Coverage

Medicaid

The Medicaid programs and services we offer to our members vary by state and county and are designed to serve effectively our various constituencies in the communities we serve.  Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive.  Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their primary care physician in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist.  Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare

Through our Medicare Advantage plans, we also cover a wide spectrum of medical services.  We provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services.  Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our Medicare Advantage plans require members to pay a co-payment, which varies depending on the services and level of benefits provided.  Typically, members of our CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs.  CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing.  PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program, is willing to bill us for reimbursement and accepts our terms and conditions.  Our pilot PPO plans offer members the option to seek any services outside of our contracted network but, in such case, they are subject to higher cost sharing.  We also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid, or D-SNPs, in most of our markets.  D-SNPs are designed to provide specialized care and support for beneficiaries who are dually eligible for both Medicare and Medicaid.  We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as Original Medicare enrollees.  We offer Part D coverage as stand-alone PDPs and as a component of many of our Medicare Advantage plans.

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage.  Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage.  PFFS beneficiaries can join a PFFS plan that has Part D drug coverage or join a plan without such coverage and choose either to obtain a drug benefit from a stand-alone PDP or forego Part D drug coverage.  Beneficiaries enrolled in CCPs or PPOs can join a plan with Part D coverage or forego Part D coverage.

Medical Benefits Expense

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members.  Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the fixed premiums we receive.  Our arrangements with providers primarily fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member, and fee-for-service and risk-sharing arrangements, where we assume all or part of the risk of the cost of the health care provided.  Capitation payments represented 11% and 13% of our total medical benefits expense for the years ended December 31, 2007 and 2006, respectively.  Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

One of our primary tools for measuring profitability is our MBR, the ratio of our medical benefits expense to the premiums we receive.  Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims.  We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers.  Although MBRs play an important role in our business strategy, we may for example be willing to enter into new geographical markets and/or enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs and for other reasons.

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

Revenue recognition.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions.  Our Medicare Advantage and PDP contracts with CMS generally have terms of one year.  We recognize premium revenues in the period in which we are obligated to provide services to our members.  We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends, anticipated or actual MBRs, and other factors.  An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned.  The allowance has not been significant to premium revenue.  The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage.  We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract.  Premiums collected in advance are deferred and reported as unearned premiums in the accompanying consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments that we receive are based upon eligibility lists produced by our customers.  From time to time, the states or CMS may require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours.  These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was received.  We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.  Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.  For example, CMS has implemented a risk adjustment model which apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.

CMS transitioned to the risk adjustment model while the old demographic model was being phased out.  The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status.  The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule.  The first year in which risk-adjusted payment for health plans was fully phased in was 2007.  The PDP payment methodology is based 100% on the risk-adjustment model which began in 2006.  Under the risk adjustment model, the settlement payment is based on each member’s preceding year medical diagnosis data.  The final settlement payment amount under the risk adjustment model is made in August of the following year, allowing for the majority of medical claim run out.  As a result of this process and the phasing in of the risk-adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premium payment to us.  We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines.  We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to CMS, as well as the data which is ultimately accepted by CMS, and record such adjustments in our results of operations.  However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated.  If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods.  Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.

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

Estimating medical benefits expense and medical benefits payable.  The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported.  We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements.  Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services.  Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member.  Participating physician capitation payments for the years ended December 31, 2007, 2006, 2005 and 2004, were 11%, 13%, 13% and 14% of total medical benefits expense, respectively.

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

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time.  Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur.  Since our  estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend.  Differences in our financial statements between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense and resulting MBR in such periods.

As noted above, we historically have used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to file timely our annual and interim reports.  However, for the year ended December 31, 2007, we were able to review substantially complete claims information that has become available due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K.  We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR.  Thus, medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.  Conversely, we anticipate that medical benefits expense and MBRs in 2008 will be unfavorably impacted because they will not have the off-setting benefit of the prior period development that otherwise would have been recorded in 2008 if we were filing timely.

The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2007, 2006, 2005 and 2004:

	As of December 31,
	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total
			(Restated)		(Restated)		(Restated)
	(Dollars in thousands)
Claims adjudicated, but not yet paid	$68,948	13%	$43,066	9%	$12,428	6%	$6,821	4%
IBNR	469,198	87%	417,662	91%	211,246	94%	171,682	96%
Total Medical benefits payable	$538,146	100%	$460,728	100%	$223,674	100%	$178,503	100%

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)	(Restated)	(Restated)
Balances as of beginning of period	$460,728	$223,674	$178,503	$138,028
Opening medical benefits payable related to Harmony Acquisition	—	—	—	18,160
Medical benefits incurred related to:
Current period	4,313,581	2,954,427	1,531,774	1,150,128
Prior periods	(100,197)	(47,137)	(26,386)	(26,388)
Total	4,213,384	2,907,290	1,505,388	1,123,740
Medical benefits paid related to:
Current period	(3,781,425)	(2,492,992)	(1,330,802)	(985,847)
Prior periods	(354,541)	(177,244)	(129,415)	(115,578)
Total	(4,135,966)	(2,670,236)	(1,460,217)	(1,101,425)
Balances as of end of period	$538,146	$460,728	$223,674	$178,503

Medical benefits payable recorded at December 31, 2006, 2005 and 2004 developed favorably by approximately $100.2 million, $47.1 million and $26.4 million, respectively.  These decreases in medical benefits payable in the amounts incurred related to prior years for 2007 related to 2006, 2006 related to 2005, and 2005 related to 2004, were primarily attributable to favorable development in our key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions.

Goodwill and intangible assets.  We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries.  Goodwill represents the excess of the cost over the fair market value of net assets acquired.  Intangible assets include provider networks, membership contracts, trademarks, non-compete agreements, state contracts, licenses and permits.  Our intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

During 2006, we acquired 100% of the stock of three companies through which we operate our Medicare PFFS business.  The purchase price allocated to intangible assets consisted of state licenses in the amount of $4.3 million.

We evaluate whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets.  We must make assumptions and estimates, such as the discount factor, in determining the estimated fair values.  While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.  In August 2006, we were notified by the Indiana Office of Medicaid Policy and Planning that our Medicaid contract would not be renewed in 2007.  As a result, we performed a review of our intangible assets associated with the Indiana market and deemed them to have no further economic value.  Accordingly, the remaining amortization on the assets with a net value of $2.5 million that were purchased in 2004 was accelerated.  Expense of $2.5 million is included in depreciation and amortization expense in our 2006 statement of income.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We have selected the second quarter of each year, (the “Valuation” date) for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  Subsequent to the annual impairment testing date, we experienced several significant changes and the existence of certain uncertainties relating to pending federal and state governmental investigations.  As a result of the investigation and the potential consequences, we re-tested the recoverability of goodwill in the fourth quarter of 2007, (the “Revaluation date”).  As of  the Valuation date and the Revaluation date, we have assessed the earnings forecast for our two reporting units and concluded that the fair value of the individual reporting units, based upon the expected present value of future cash flows and other qualitative factors, was in excess of net assets of each reporting unit.  As of December 31, 2007, we believe that there is no impairment to the value of goodwill or intangible assets.

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of total revenues for each period indicated.  The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Total Revenues
	Consolidated Year Ended December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Revenues
Premium	98.4%	98.6%	99.1%	99.7%
Investment and other income	1.6%	1.4%	0.9%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Medical benefits expense	78.2%	80.0%	80.7%	81.3%
Selling, general and administrative	14.2%	13.7%	13.9%	12.4%
Depreciation and amortization	0.3%	0.5%	0.5%	0.6%
Interest	0.3%	0.4%	0.7%	0.7%
Total expenses	93.0%	94.6%	95.8%	95.0%
Income before income taxes	7.0%	5.4%	4.2%	5.0%
Income tax expense	3.0%	2.2%	1.6%	1.9%
Net income	4.0%	3.2%	2.6%	3.1%

One of our primary management tools for measuring profitability is our MBR.  Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims.  We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers.  Although MBRs play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Premium revenue.  For the year ended December 31, 2007, total premium revenue increased $1,718.9 million, or 47.9%, to $5,304.9 million from $3,586.0 million for the same period in the prior year due to increases in premium revenue in both the Medicaid and Medicare segments, as discussed below.  Total membership grew by 115,000 members, or 5.1%, from 2,258,000 at December 31, 2006 to 2,373,000 at December 31, 2007.

	Premium Revenues and Membership
	For the Year Ended December 31,
	2007	2006
		(Restated)
Revenues (in millions)	$5,304.9	$3,586.0

Membership	2,373,000	2,258,000

Medicaid.  For the year ended December 31, 2007, Medicaid segment premium revenue increased $785.4 million, or 41.2%, to $2,691.8 million from $1,906.4 million for the same period in the prior year.  The increase in Medicaid segment revenue was primarily due to increases in premium rates in certain markets and a full year of operating in Georgia in 2007 compared to seven months in 2006.  Georgia premium revenue for 2007 totaled $1,086.8 million compared to $496.9 million in 2006.  The increase also resulted from our entry into the Ohio market in 2007 in which we had revenues of approximately $161.0 million.  This increase was partially offset by a decrease resulting from the aggregate membership in the Medicaid segment decreasing slightly by 13,000 members, or 1%, from 1,245,000 members at December 31, 2006 to 1,232,000 at December 31, 2007.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2007	2006
		(Restated)
Revenues (in millions)	$2,691.8	$1,906.4
% of Total Premium Revenues	50.7%	53.2%

Membership	1,232,000	1,245,000
% of Total Membership	51.9%	55.1%

Medicare.  For the year ended December 31, 2007, Medicare segment premium revenue increased $933.4 million, or 55.6%, to $2,613.1 million from $1,679.7 million for the same period in the prior year.  Growth in premium revenue within the Medicare segment was primarily the result of our PFFS product launch and premium increases associated with the demographic mix of our Medicare Advantage membership.  Membership within the Medicare segment grew by 128,000 members, or 12.6%, from 1,013,000 members at December 31, 2006 to 1,141,000 members at December 31, 2007, principally due to the new PFFS product.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2007	2006
		(Restated)
Revenues (in millions)	$2,613.1	$1,679.7
% of Total Premium Revenues	49.3%	46.8%

Membership	1,141,000	1,013,000
% of Total Membership	48.1%	44.9%

Investment and other income.  For the year ended December 31, 2007, investment and other income increased $36.0 million, or 72.1%, to $85.9 million from $49.9 million for the same period in the prior year.  The increase was due to our increased cash and investment balances held throughout 2007 primarily from our PFFS product launch and a full year of operations in Georgia in 2007 compared to only seven months in 2006.  Higher interest rates accounted for approximately $12.2 million of the increase.

Medical benefits expense.  For the year ended December 31, 2007, total medical benefits expense increased $1,306.1 million, or 44.9%, to $4,213.4 million from $2,907.3 million for the same period in the prior year due to the increases in medical benefits expense in both the Medicaid and Medicare segments, as discussed below.  Our MBR was 79.4% for the year ended December 31, 2007 compared to 81.1% for the same period in the prior year.

	Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
		(Restated)
	(Dollars in millions)
Medical Benefits Expense	$4,213.4	$2,907.3
Non-recurring IBNR adjustment	92.9	N/A
Medical Benefits Expense as adjusted*	$4,306.3	N/A
MBR as reported	79.4%	81.1%
MBR as adjusted	81.2%	N/A

*  We believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this 2007 Form 10-K.  The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this 2007 Form 10-K.    Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between Medical Benefits Expense and Medical Benefits Expense as adjusted, is approximately $92.9 million, or a 1.8% decrease in the MBR.  Thus, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.

Medicaid.

For the year ended December 31, 2007, medical benefits expense increased $580.9 million, or 37.3%, to $2,136.7 million from $1,555.8 million for the same period in the prior year.  Our MBR was 79.4% for the year ended December 31, 2007 compared to 81.6% for the same period in the prior year.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
		(Restated)
	(Dollars in millions)
Medicaid Medical Benefits Expense	$2,136.7	$1,555.8
Non-recurring IBNR adjustment	39.5	N/A
Medicaid Medical Benefits Expense as adjusted*	$2,176.2	N/A
MBR as reported	79.4%	81.6%
MBR as adjusted	80.8%	N/A

*  We believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this 2007 Form 10-K.  The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this 2007 Form 10-K.  Consequently, the amounts we recorded in accordance with GAAP for Medicaid Medical Benefits Expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between Medicaid Medical Benefits Expense and Medicaid Medical Benefits Expense as adjusted, is approximately $39.5 million.  Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007, which is based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medicaid Medical Benefits Expense.

For the year ended December 31, 2007, Medicaid medical benefits expense as adjusted increased $580.9 million, or 37.3%, to $2,176.2 million from $1,555.8 million for the same period in the prior year.  The membership increase, principally in our Georgia and Ohio markets, accounted for $417.7 million and $143.4 million of the increase, respectively.  Increased health care costs and the demographic change in membership accounted for the remaining $19.8 million of the increase.  For the year ended December 31, 2007, the Medicaid MBR as adjusted was 80.8% compared to 81.6% for the same period in the prior year.  This increase resulted from changes in the health care utilization pattern of our members and the demographic mix of our members in our 2006 existing markets.

Medicare.

For the year ended December 31, 2007, medical benefits expense increased $725.2 million, or 53.7%, to $2,076.7 million from $1,351.5 million for the same period in the prior year due to the increases in medical benefits expense in both the Medicaid and Medicare segments, as discussed below.  Our MBR was 79.5% for the year ended December 31, 2007 compared to 80.5% for the same period in the prior year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
		(Restated)
	(Dollars in millions)
Medicare Medical Benefits Expense	$2,076.7	$1,351.5
Non-recurring IBNR adjustment	53.4	N/A
Medicare Medical Benefits Expense as adjusted*	$2,130.1	N/A
MBR as reported	79.5%	80.5%
MBR as adjusted	81.5%	N/A

*  We believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2007, is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this 2007 Form 10-K.  The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this 2007 Form 10-K.  Consequently, the amounts we recorded in accordance with GAAP for Medicare Medical Benefits Expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between Medicare Medical Benefits Expense and Medicare Medical Benefits Expense as adjusted, is approximately $53.4 million.  Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid.  Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2007, which is based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

For the year ended December 31, 2007, Medicare medical benefits expense as adjusted increased $778.6 million, or 57.6%, to $2,130.1 million from $1,351.5 million for the same period in the prior year.  The increase was primarily due to the growth in membership, principally with the launch of PFFS, which accounted for $384.2 million of the increase, and growth in our PDP market, which contributed an additional $98.9 million.  Increased health care costs and the demographic change in membership accounted for the remaining $295.5 million of the increase.  For the year ended December 31, 2007, the Medicare MBR as adjusted was 81.5% compared to 80.5% for the same period in the prior year.

Selling, general and administrative expense.  For the year ended December 31, 2007, selling, general and administrative expense increased $270.2 million, or 54.4%, to $766.6 million from $496.4 million for the same period in the prior year.  Our selling, general and administrative expense to revenue ratio was 14.2% and 13.7% for the years ended December 31, 2007 and 2006, respectively.  The increase in selling, general and administrative expense was primarily due to the costs related to the investigation, investments in information technology, investments in sales and marketing activities, and increased spending necessary to support and sustain our membership growth.  Our SG&A expense to revenue ratio increased in 2007 as a result of recording a $50.0 million accrual for our potential liability in connection with the ultimate resolution of the investigation related matters discussed in Notes 3 and 11 to the Consolidated Financial Statements,

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2007	2006
SG&A (in millions)	$766.6	$496.4
SG&A expense to total revenue ratio	14.2%	13.7%

Interest expense.  Interest expense was $14.0 million and $14.1 million for the years ended December 31, 2007 and 2006, respectively.  The decrease relates to the reduced amount of debt outstanding due to the settlement of the related party note, partially off-set by the higher cost of borrowing due to higher interest rates in 2007.

Income tax expense.  Income tax expense for the year ended December 31, 2007 was $161.7 million with an effective tax rate of 42.8% as compared to $79.8 million with an effective tax rate of 39.7% for the same period in the prior year.  The increase in the effective tax rate is principally attributed to the non-deductible expense that was recorded in the amount of $50.0 million in connection with the ultimate resolution of the investigation related matters discussed in Notes 3 and 11 to the Consolidated Financial Statements.  The ultimate terms and structure of any potential resolution of pending enforcement investigations is still unknown; therefore, we have assumed that the potential resolution amount will not be tax deductible.

	Income Tax Expense
	For the Year Ended December 31,
	2007	2006
		(Restated)
Income tax expense (in millions)	$161.7	$79.8
Effective tax rate	42.8%	39.7%

Net income.  For the year ended December 31, 2007, net income was $216.2 million compared to $121.2 million for the same period in the prior year, representing an increase of $95.0 million or 78.4%. Net income increased as a result of the favorable adjustment that was recorded to medical benefits expense to reflect the difference between the actual claims paid and the Company’s actuarially determined estimate which accounted for $53.1 million of the increase.  This increase was off-set by the increase in non-deductible tax expense that was recorded in the amount of $50.0 million in connection with the potential resolution of the investigation related matters discussed in Note 11 to the Consolidated Financial Statements.  The remaining $91.9 million increase is a result of significant premium growth as discussed above.

	Net Income
	For the Year Ended December 31,
	2007	2006
		(Restated)
	(In millions, except per share data)
Net income	$216.2	$121.2
Net income per diluted share	$5.16	$2.98

Comparison of Year Ended December 31, 2006 (Restated) to Year Ended December 31, 2005 (Restated)

Premium revenue.  For the year ended December 31, 2006, premium revenue increased $1,737.7 million, or 94.0%, to $3,586.0 million from $1,848.3 million for the same period in the prior year due to increases in premium revenue in both the Medicaid and

Medicare segments, as discussed below.  Total membership grew by 1,403,000 members, or 164.1%, from 855,000 at December 31, 2005 to 2,258,000 at December 31, 2006.

Medicaid.  For the year ended December 31, 2006, Medicaid segment premium revenue increased $562.6 million, or 41.8%, to $1,906.4 million from $1,343.8 million for the same period in the prior year.  The increase in Medicaid segment revenue is due to growth in membership, principally as a result of the addition of the Georgia market, coupled with increases in premium rates in certain markets.  Aggregate membership in the Medicaid segment grew by 459,000 members, or 58.4%, from 786,000 members at December 31, 2005 to 1,245,000 at December 31, 2006 principally due to the addition of the Georgia market which accounted for $496.9 million, and premium increases associated with the demographic mix of our membership accounted for $52.2 million of the increase.  The remaining increase was attributed to organic membership growth in our other markets.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Revenues (in millions)	$1,906.4	$1,343.8
% of Total Premium Revenues	53.2%	72.7%

Membership	1,245,000	786,000
% of Total Membership	55.1%	91.9%

Medicare.  For the year ended December 31, 2006, Medicare segment premium revenue increased $1,175.2 million, or 232.9%, to $1,679.7 million from $504.5 million for the same period in the prior year.  Growth in premium revenue within the Medicare segment was primarily the result of the new PDP business that we launched in 2006 and the related membership growth of 923,000 members, which accounted for $909.6 million, and premium increases associated with the demographic mix of our Medicare Coordinated Care membership.  Membership within the Medicare segment grew by 944,000 members, or 1,368.1%, from 69,000 members at December 31, 2005 to 1,013,000 members at December 31, 2006, principally due to our new PDP business.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Revenues (in millions)	$1,679.7	$504.5
% of Total Premium Revenues	46.8%	27.3%

Membership	1,013,000	69,000
% of Total Membership	44.9%	8.1%

Investment and other income.  For the year ended December 31, 2006, investment and other income increased $32.9 million, or 193.5%, to $49.9 million from $17.0 million for the same period in the prior year.  The increase was due to increased cash and investment positions held throughout 2006 primarily from the new PDP and Georgia businesses, as well as the higher interest rate environment.  The higher average cash and investment balances accounted for approximately $14.4 million of the increase and the higher interest rate environment accounted for approximately $18.5 million of the increase.

Medical benefits expense.  For the year ended December 31, 2006, medical benefits expense increased $1,401.9 million, or 93.1%, to $2,907.3 million from $1,505.4 million for the same period in the prior year due to the increases in medical benefits expense in both the Medicaid and Medicare segments, as discussed below.  The MBR was 81.1% for the year ended December 31, 2006 compared to 81.4% for the same period in the prior year.

Medicaid.  For the year ended December 31, 2006, Medicaid medical benefits expense increased $462.6 million, or 42.3%, to $1,555.8 million from $1,093.2 million for the same period in the prior year.  The increase in our Medicaid membership, principally as a result of our Georgia market, accounted for $439.1 million of the increase while increased health care costs and the demographic change in membership accounted for $23.5 million of the increase.  For the year ended December 31, 2006, the Medicaid MBR was 81.6% compared to 81.3% for the same period in the prior year.  This decline resulted from premium rate increases, changes in the health care utilization pattern of our members and the demographic mix of our members in our 2005 existing markets, partially off-set by the higher medical costs associated with our Georgia launch.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Medical Benefits (in millions)	$1,555.8	$1,093.2
MBR	81.6%	81.3%

Medicare.  For the year ended December 31, 2006, Medicare medical benefits expense increased $939.3 million, or 227.9%, to $1,351.5 million from $412.2 million for the same period in the prior year.  The increase was primarily due to the growth in membership, principally as a result of our new PDP business, which accounted for $715.7 million of the increase.  Increased health care costs and the demographic change in membership accounted for $223.6 million of the increase.  For the year ended December 31, 2006, the Medicare MBR was 80.5% compared to 81.7% for the same period in the prior year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Medical Benefits (in millions)	$1,351.5	$412.2
MBR	80.5%	81.7%

Selling, general and administrative expense.  For the year ended December 31, 2006, selling, general and administrative expense increased $236.9 million, or 91.3%, to $496.4 million from $259.5 million for the same period in the prior year.  Our selling, general and administrative expense to revenue ratio was 13.7% and 13.9% for the years ended December 31, 2006 and 2005, respectively.  The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2006	2005
SG&A (in millions)	$496.4	$259.5
SG&A expense to total revenue ratio	13.7%	13.9%

Interest expense.  Interest expense was $14.1 million and $13.6 million for the years ended December 31, 2006 and 2005, respectively.  The increase relates to higher borrowing costs due to the rising interest rate environment, partially off-set by the reduced amount of debt outstanding due to the settlement of the related party note.

Income tax expense.  Income tax expense for the year ended December 31, 2006 was $79.8 million with an effective tax rate of 39.7% as compared to $30.3 million with an effective tax rate of 39.0% for the same period in the prior year.

	Income Tax Expense
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Income tax expense (in millions)	$79.8	$30.3
Effective tax rate	39.7%	39.0%

Net income.  For the year ended December 31, 2006, net income was $121.2 million compared to $47.4 million for the same period in the prior year, representing an increase of $73.8 million or 156.0%.  The increase is due to increased revenues generated by our membership growth while maintaining a relatively consistent MBR.

	Net Income
	For the Year Ended December 31,
	2006	2005
	(Restated)	(Restated)
Net income (in millions)	$121.2	$47.4
Net income per diluted share	$2.98	$1.21

Comparison of Year Ended December 31, 2005 (Restated) to Year Ended December 31, 2004 (Restated)

Premium revenue.  For the year ended December 31, 2005, premium revenue increased $470.4 million, or 34.1%, to $1,848.3 million from $1,377.9 million for the same period in the prior year due to increases in premium revenue in both the Medicaid and Medicare segments, as discussed below.  Total membership grew by 108,000 members, or 14.5%, from 747,000 at December 31, 2004 to 855,000 at December 31, 2005.

Medicaid.  For the year ended December 31, 2005, Medicaid segment premium revenue increased $300.6 million, or 28.8%, to $1,343.8 million from $1,043.2 million for the same period in the prior year.  The increase was primarily due to growth in Medicaid membership, which accounted for $151.2 million, the inclusion of Harmony revenue for the entire year, which accounted for $135.7 million, and increases in premium rates, which accounted for $13.7 million.  Aggregate membership in the Medicaid segment grew by 85,000 members, or 12.1%, from 701,000 members at December 31, 2004 to 786,000 at December 31, 2005.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Revenues (in millions)	$1,343.8	$1,043.2
% of Total Premium Revenues	72.7%	75.7%

Membership	786,000	701,000
% of Total Membership	91.9%	93.8%

Medicare.  For the year ended December 31, 2005, Medicare segment premium revenue increased $169.7 million, or 50.7%, to $504.5 million from $334.8 million for the same period in the prior year.  Growth in premium revenue within the Medicare segment was primarily due to increases in Medicare membership.  Membership within the Medicare segment grew by 23,000 members, or 50%, from 46,000 members at December 31, 2004 to 69,000 members at December 31, 2005.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Revenues (in millions)	$504.5	$334.8
% of Total Premium Revenues	27.3%	24.3%

Membership	69,000	46,000
% of Total Membership	8.1%	6.2%

Investment income.  For the year ended December 31, 2005, investment income increased $12.7 million, or 295.4%, to $17.0 million from $4.3 million for the same period in the prior year.  The increase was primarily due to the increase in invested assets generated from our public offerings and additional cash generated by operations.

Medical benefits expense.  For the year ended December 31, 2005, medical benefits expense increased $381.7 million, or 34.0%, to $1,505.4 million from $1,123.7 million for the same period in the prior year due to increases in medical benefits expense in both the Medicaid and Medicare segments, as discussed below.  The MBR, which represents our medical benefits expense as a percentage of premium revenue, was 81.4% compared to 81.6% for the same period in the prior year.

Medicaid.  For the year ended December 31, 2005, Medicaid medical benefits expense increased $244.8 million, or 28.9%, to $1,093.2 million from $848.4 million for the same period in the prior year.  The membership increase accounted for $167.8 million of the increase.  The inclusion of Harmony for the entire year ended December 31, 2005 accounted for approximately $13.3 million of the increase.  Increases in health care costs and membership growth accounted for $63.7 million of the year over year change.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Medical Benefits (in millions)	$1,093.2	$848.4
MBR	81.3%	81.3%

Medicare.  For the year ended December 31, 2005, Medicare medical benefits expense increased $136.9 million, or 49.7%, to $412.2 million from $275.3 million for the same period in the prior year.  The increase was primarily due to the growth in membership, which accounted for $115.2 million of the increase, and increased health care costs, which accounted for $21.7 million of the increase.  For the year ended December 31, 2005, the Medicare MBR was 81.7% compared to 82.3% for the same period in the prior year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Medical Benefits (in millions)	$412.2	$275.3
MBR	81.7%	82.3%

Selling, general and administrative expense.  For the year ended December 31, 2005, selling, general and administrative expense increased $88.2 million, or 51.5%, to $259.5 million from $171.3 million for the same period in the prior year.  Our selling, general and administrative expense to revenue ratio was 13.9% and 12.4% for the years ended December 31, 2005 and 2004, respectively.  The increase in selling, general and administrative expense was primarily due to investments in information technology, investments in sales and marketing strategies, and increased spending necessary to support and sustain our membership growth.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2005	2004
SG&A (in millions)	$259.5	$171.3
SG&A expense to total revenue ratio	13.9%	12.4%

Interest expense.  Interest expense was $13.6 million and $10.2 million for the years ended December 31, 2005 and 2004, respectively.  The increase primarily relates to the additional amount of debt outstanding for the full year of 2005 and higher borrowing costs due to the rising interest rate environment.

Income tax expense.  Income tax expense for the year ended December 31, 2005 was $30.3 million with an effective tax rate of 39.0% as compared to $26.9 million with an effective tax rate of 38.8% for the same period in the prior year.

	Income Tax Expense
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Income tax expense (in millions)	$30.3	$26.9
Effective tax rate	39.0%	38.8%

Net income.  For the year ended December 31, 2005, net income was $47.4 million compared to $42.4 million for the same period in the prior year, representing an increase of 11.8%.  The increase is due to increased revenues generated by our membership growth while maintaining a relatively consistent MBR.

	Net Income
	For the Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Net income (in millions)	$47.4	$42.4
Net income per diluted share	$1.21	$1.34

Liquidity and Capital Resources

Overview

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

Our regulated subsidiaries’ primary uses of cash include payment of medical expenses, management fees to our non-regulated third-party administrator subsidiary (the “TPA”) and direct administrative costs which are not covered by the agreement with the TPA, such as selling expenses and legal costs.  We refer collectively to the cash and investment balances maintained by our regulated subsidiaries as “regulated cash” and “regulated investments,” respectively.

The primary sources of cash for our non-regulated subsidiaries are management fees received from our regulated subsidiaries, investment income and cash received from debt or equity offerings.  Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services and information technology.  Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries and repayment of debt.  We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively.  “Cash and cash equivalents,” which appears as a line item in our Consolidated Balance Sheet, is the sum of regulated cash and unregulated cash, and “Investments,” which also appears as a line item in our Consolidated Balance Sheet, is the sum of regulated investments and unregulated investments.

Cash Positions

At December 31, 2007 and 2006, cash and cash equivalents were $1,008.4 million and $964.5 million, respectively.  We also had short-term investments of $253.9 million and $126.4 million at December 31, 2007 and 2006, respectively.  Of these short-term investments, $33.8 million and $30.9 million had maturities of 3 to 12 months as of December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, 12.3% and 24.1% of our investments were invested in certificates of deposit with a weighted average maturity of 98 days and 133 days, respectively.  The annualized tax equivalent portfolio yield for the years ended December 31, 2007 and 2006 was 5.0% and 4.2%, respectively.

As of September 30, 2008, our consolidated cash and cash equivalents were approximately $1,176.2 million.  As of September 30, 2008, our consolidated investments were approximately $138.7 million.  As of September 30, 2008, we had unregulated cash of approximately $86.7 million and unregulated investments of approximately $5.5 million.  In addition, as of September 30, 2008, we had approximately $1,086.7 million in regulated cash and $133.2 million in regulated investments.

On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009.  The proceeds from such dividends are not reflected in our unregulated cash balances as of September 30, 2008.

Our Credit Facility and Significant Near-Term Cash Requirements

Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009.  Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due.  However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due.  In particular, the timing and amount of any potential resolution of pending investigations by the USAO, the Civil Division, the OIG and the State of Florida are uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility.  Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50 million to be terminated.  In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.

In addition to our senior secured credit facility, we have other significant near-term cash requirements, principally costs associated with the ongoing investigations.  We have incurred, and continue to incur, significant costs associated with the government and Special Committee investigations, including legal, accounting and consulting fees, and employee recruitment and retention costs.  As of December 31, 2008, we had spent a cumulative amount of approximately $124.1 million on administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses.  Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008.  We expect to continue to incur higher than normal costs due to the government and Special Committee investigations.  As noted elsewhere we have accrued a liability in the amount of $50.0 million in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these investigations.  However, the timing and amount of such costs is uncertain.

In addition, in 2007, one of our non-regulated subsidiaries borrowed $50.0 million from two of our Florida regulated subsidiaries through intercompany loan arrangements for the purpose of commencing a new business.  The borrowing subsidiary ultimately did not commence the new business and the borrowing subsidiary still holds approximately $50.0 million, which we intend to use to the extent necessary to meet our general corporate obligations.  We currently do not intend to cause the loans to be repaid until at least September 2010.  However, the Florida regulators could require the regulated subsidiaries to terminate the intercompany loan arrangements, necessitating the borrowing subsidiary to repay in full the amount owed to the Florida regulated subsidiaries.  If the borrowing subsidiary were required to repay the intercompany loans, or other restrictions were placed on the use of proceeds from such loans, our unregulated cash balance could be reduced by up to $50.0 million plus any accrued interest.

Initiatives to Increase Our Unregulated Cash

We are pursuing financing alternatives to raise additional unregulated cash.  Some of these initiatives include, but are not limited to, seeking additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital.  For example, as discussed above, on December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009.  We are currently considering other intercompany dividends to increase our unregulated cash balances. However, we cannot provide any assurances that any other applicable state regulatory authorities will approve, to the extent such approvals are required, the payment of dividends to our non-regulated subsidiaries by our regulated subsidiaries.  In addition to dividends, our strategies include accessing the public and private debt and equity markets and potentially selling assets.

Our ability to obtain financing has been and continues to be materially and negatively affected by a number of factors.  The recent turmoil in the credit markets, market volatility, the deterioration in the soundness of certain financial institutions and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably.  These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing.  We also believe the uncertainty created by the ongoing state and federal investigations is affecting our ability to obtain financing.  In light of the current and evolving credit market crisis and the uncertainty created by the ongoing investigations, we may not be able to obtain financing.  Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous.

Auction Rate Securities

As of December 31, 2007, $204.7 million of our $253.9 million in short-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”).  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry investment grade credit ratings.  Subsequent to December 31, 2007, $198.0 million of the $204.7 million of auction rate securities that we held at the balance sheet date were either sold or had their interest rate reset through a successful auction.  As of December 31, 2008, only $61.4 million of our investments were comprised of auction rate securities, as $143.3 million were settled at par subsequent to year-end.  Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days.  As of January 22, 2009, auctions had failed for $61.4 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers.  In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.  These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008 or in other future periods.  In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value.  The final maturity of the underlying securities could be as long as 33 years.  The weighted-average life of the underlying securities for our auction rate securities portfolio is 22 years.  We currently have the ability and intent to hold the remaining $61.4 million of auction rate securities until market stability is restored with respect to these securities.

Regulatory Capital and Restrictions on Dividends and Management Fees

Each of our HMO subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations and oversight by the applicable state department of insurance (“DOI”) in the areas of licensing and solvency.  Each of our health and prescription drug plans is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed, which describes our HMO’s capital structure, ownership, financial condition, certain intercompany transactions and business operations.  From time to time, each of our plans is selected to undergo periodic examinations and reviews by the applicable state to review our operational and financial assertions.

The plans that we operate generally must obtain approval from or provide notice to the state in which it is domiciled before entering into certain transactions, such as declaring dividends in excess of certain thresholds or paying dividends to a related party, entering into other arrangements with related parties, and acquisitions or similar transactions involving an HMO, or any other change in control.  For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state.  The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum,  or risk-based capital (“RBC”), requirements.  The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states.  As of December 31, 2007, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio, and PFFS operations are subject to RBC requirements.  The RBC requirements may be modified as each state legislature deems appropriate for that state.  The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business.

For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required CAL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines.  In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ minimum net worth may change over time.  For instance, RBC requirements may be adopted by more of the states in which we operate.  These subsidiaries are also subject to their state regulators’ overall oversight powers.  For example, New York enacted regulations that increase the reserve requirement by 150% over an eight-year period.  In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members.  For example, our Ohio HMO is required to maintain required statutory capital at an RBC level of 150% of CAL.  Moreover, as we expand our plan offerings in new states or pursue new business opportunities, such as the Medicare private-fee-for-service programs, we may be required to make additional statutory capital contributions.

In addition, our Medicaid and S-CHIP activities are regulated by each state’s department of health or equivalent agency, and our Medicare activities are regulated by CMS.  These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

State enforcement authorities, including state attorneys general and Medicaid fraud control units, have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry, including health insurers and managed care organizations.  We routinely respond to requests for information from these entities and, more generally, we endeavor to cooperate fully with all government agencies that regulate our business.  For a discussion of our material pending legal proceedings, see “Part — Item 3 — Legal Proceedings.”

At December 31, 2007 and 2006, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. Government Securities.  As of December 31, 2007, we believe our subsidiaries were in compliance with the minimum capital requirements with the exception of WellCare of Georgia, WellCare of Ohio, WellCare Health Insurance of Illinois, and Harmony Behavioral Health of Florida.  We believe that we are in compliance with these minimum capital requirements as of the date of this report barring any change in regulatory requirements.

Overview of Cash Flow Activities

For the years ended December 31, 2007, 2006, 2005 and 2004 our cash flows from operations are summarized as follows:

	2007	2006	2005	2004
	(In thousands)
Net cash provided by operations	$277,601	$507,729	$81,447	$48,762
Net cash used in investing activities	(186,205)	(88,053)	(59,330)	(96,466)
Net cash (used in) provided by financing activities	(47,529)	123,094	2,022	208,010

Net cash provided by operations

The net cash inflow from operations for the years ended December 31, 2007, 2006, 2005 and 2004 was primarily due to increased revenues from increased membership, improved profitability and changes in the receivables and liabilities due to timing of cash receipts and payments.  Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash typically has increased during periods of premium revenue growth.

Net cash used in investing activities

 In 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $127.5 million in various short-term investment instruments, and an additional $39.3 million was invested in restricted investment accounts to satisfy the requirements of various state statutes.  An additional $22.9 million was invested in capitalized assets.

 In 2006, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $32.3 million in various short-term investment instruments.  An additional $31.7 million was invested in capitalized assets, which included expansion costs related to our corporate headquarters in Tampa, and investments needed for our new product offerings.  Additionally, $31.0 million was invested in restricted investment accounts to satisfy the requirements of various state statutes.

During 2005, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $18.6 million in various short-term investment instruments.  An additional $28.9 million was invested in capitalized assets, which included expansion costs related to our corporate headquarters in Tampa, and investments in technology needed in anticipation of our entry into the Georgia market and PDP product offerings.  Additionally, $5.8 million was invested in restricted investment accounts to satisfy the requirements of various state statutes, and $4.9 million was paid in final settlement of the Harmony acquisition.

In fiscal year 2004, excess cash totaling $41.7 million was invested in various short-term investment instruments.  Our acquisition of Harmony in June 2004 required a net cash outlay of $36.5 million.  To fulfill certain state requirements, $9.5 million was invested into restricted investment accounts.  A total of $8.7 million was invested in property and equipment, principally at our corporate headquarters in Tampa.

Net cash provided by (used in) financing activities

In 2007, financing activities consisted of net proceeds from options exercised totaling $12.8 million, and the incremental tax benefit from options exercised of $23.1 million.

Also included in financing activities are funds held for the benefit of others, which used approximately $81.9 million of cash as of December 31, 2007.  These funds, which represent PDP member subsidies and pass-through payments from government partners, are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

In 2006, financing activities consisted of proceeds from options exercised totaling $9.0 million and proceeds from our follow-on offering of $22.0 million, partially offset by payments on our credit agreement of $25.6 million.

Also included in financing activities are funds held for the benefit of others, which totaled approximately $113.7 million as of December 31, 2006.  These funds are PDP member subsidies and represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.

In 2005, financing activities consisted of proceeds from options exercised totaling $3.9 million, partially offset by payments on our credit agreement of $1.6 million.

In 2004, cash from financing activities was primarily related to our public offerings, which generated net proceeds of $157.5 million.  Additionally we obtained $159.2 million from the proceeds of a debt issuance.  These proceeds were partially offset by payments made on previous debt facilities totaling approximately $108.8 million.

Debt and Credit Facilities

Credit Agreement

As discussed above, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and will, absent acceleration by the lenders, become due and payable on May 13, 2009.  Our senior secured credit facility also included a revolving credit facility that expired in May 2008.  Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement, some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions that were not effected in compliance with the credit agreement).  As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased.  However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default.

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

Seller Note

As part of the consideration for the acquisition of the WellCare group of companies, we issued a senior subordinated non-negotiable promissory note to related parties.  The note payable to a related party was settled in full on September 15, 2006 in the amount of $24.0 million, resulting in a $1.0 million gain on the extinguishment of debt, which is included in other income, due to the settlement of identifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.  Interest on the principal amount accrued during the year at a rate of 5.25% per annum.

Working Capital

As of December 31, 2007, our credit ratings were as follows:

Agency	Outlook	Credit Rating
Moody’s	Rating Under Review/Possible Downgrade	Ba1
Standard & Poor’s	Credit Watch Negative	BB-

Subsequent to our year end, our credit ratings were downgraded.  As of the date of this report, our credit ratings are as follows:

Agency	Outlook	Credit Rating
Moody’s	Rating Under Review/Possible Downgrade	Ba2
Standard & Poor’s	Credit Watch Negative	B

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

Off Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations.

	Payments due to period
Contractual Obligations at December 31, 2007(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Current portion of debt	$154,581	$154,581	$—	$—	$—
Operating leases	88,111	13,559	29,954	20,898	23,700
Purchase obligations	52,452	42,690	9,762	—	—
Unrecognized tax benefit	$67,247	—	—	—	$67,247
Total	$362,391	$210,830	$39,716	$20,898	$90,947

(1)        We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50,000 in our financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters.  However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.  Accordingly, the amount has been excluded from the table above.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

Internal Control over Financial Reporting

Material Weaknesses

As a result of our ongoing review of issues identified in the Special Committee investigation, we have determined that certain material weaknesses existed at the Company as of December 31, 2007.  Specifically, we have determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA contract and Healthy Kids contract that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA contract and Healthy Kids contract with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.  A detailed description of these material weaknesses is provided in “Part II — Item 9A—Controls and Procedures.”

Remedial Measures

Our Board, various Board committees and our new senior management team are developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting as of December 31, 2007 as described in “Part II — Item 9A — Controls and Procedures.”  We believe that these remedial measures that either have been implemented or are in the process of being implemented will remediate the material weaknesses we have identified as of December 31, 2007 and strengthen our internal control over financial reporting and disclosure controls and procedures.

Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remedial measures described in “Part II — Item 9A — Controls and Procedures.”

Financial Impact

We have incurred and expect to continue to incur significant additional costs in 2008 and 2009 as a result of the federal and state investigations and pending civil actions, including administrative expenses and costs necessary to remediate our internal controls, improve our corporate governance and address other issues that may be identified through the remediation process.  In particular, as part of our remediation efforts and other ongoing compliance efforts, we have incurred and expect to continue to incur costs in 2008 and 2009 for reorganizing and expanding significantly our corporate compliance department, retaining outside compliance and other professional advisors to, among other things, assist us in designing and implementing certain compliance programs and related training, and making certain compliance-related technology investments.   To the extent that we determine to take additional remediation or other compliance measures, we may incur additional costs in 2009.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 amends and expands the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of FAS 160 will have an impact on its Consolidated Financial Statements.

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

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk.

As of December 31, 2007 and 2006, we had short-term investments of $253.9 million and $126.4 million, respectively, and investments classified as long-term of $89.2 million and $53.4 million, respectively, which consist principally of restricted deposits in accordance with regulatory requirements.  The short-term investments consist of highly liquid securities with maturities between three and 12 months as well as longer term bonds with floating interest rates that are considered available for sale.  Long-term restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements.  The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2007, the fair value of our fixed income investments would decrease by less than $2.3 million.  Similarly, a 1% decrease in market interest rates at December 31, 2007 would result in an increase of the fair value of our investments by less than $2.6 million.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes required by this item are set forth in the WellCare Health Plans, Inc. financial statements included in Part IV of this filing.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Special Committee Investigation and Restatement

Upon consideration of certain issues identified in the Special Committee investigation discussed elsewhere in this 2007 Form 10-K, and after discussions with management and our independent registered public accounting firm, the Audit Committee recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the Restatement Period be restated.  The restatements relate to accounting errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with AHCA to provide behavioral health care services for our Florida Medicaid members, (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation pursuant to which we provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.

For a discussion of the restatements, including the material adjustments to our previously issued financial statements, see “Explanatory Note,” Note 3 of the Notes to Consolidated Financial Statements, “Item 6 — Selected Financial Data” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

In performing the assessments of our disclosure controls and procedures and internal controls over financial reporting for the year ended December 31, 2007 described in subsections (b) and (c) below, management considered the work performed by the Special Committee.  In addition, management engaged external accounting experts, FTI Consulting, Inc., to advise it in performing such assessments.

Because of the material weaknesses described in subsection (c) below, management has concluded, taking into consideration the Special Committee’s findings, that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Nevertheless, based on a number of factors, including efforts to remediate the material weaknesses in internal control over financial reporting described in subsection (e) below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this 2007 Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

(b) Evaluation of Disclosure Controls and Procedures

Management, under the leadership of our Chief Executive Officer and our Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this 2007 Form 10-K, management evaluated our disclosure controls and procedures.  The evaluation was performed under the leadership of our Chief Executive Officer and our Chief Financial Officer to determine the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of December 31, 2007.  As described below, management has identified material weaknesses in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

(c) Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

 In connection with the preparation of our annual consolidated financial statements, management undertook to assess the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the COSO Framework.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses in WellCare’s internal controls over financial reporting as of December 31, 2007: (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA contract and Healthy Kids contract with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.

Control Environment and Control Activities

We identified a material weakness in a portion of the control environment and control activities components of our internal controls.  We have determined that certain former members of senior management set an inappropriate tone in connection with our efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design of our internal controls.  Specifically, there was inadequate control over financial reporting as of December 31, 2007 with respect to interpreting and complying with regulatory guidance and other contracted terms when calculating, submitting and reserving for estimated self-reported retrospective settlements with a state agency with which certain of our subsidiaries were contracted to provide Medicaid services.

Information and Communication

We have determined that certain former members of senior management failed to ensure effective communications with, among others, our Board and certain regulators regarding the AHCA and Healthy Kids contracts, and therefore a material weakness existed in a portion of the information and communication system.  Specifically, there was a lack of communication regarding the

Company’s interpretation of and compliance with regulatory guidance and other contracted terms pertaining to self-reported retrospective settlements as well as with regard to inquiries from a state agency pertaining to the retrospective settlement process.

These material weaknesses resulted in the restatement of the financial statements for the years ended December 31, 2006, 2005 and 2004, including all quarterly periods contained therein, as well as the three-month period ended March 31, 2007 and the three- and six-month periods June 30, 2007.

Because of the material weaknesses management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in the COSO Framework.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, that is included herein.

(d) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as described below under “Remedial Measures,” our Board, various Board committees and our new senior management team has subsequently dedicated significant resources, including the engagement of consultants, to support our efforts to improve the control environment and to remedy the material weaknesses identified herein.

(e) Remedial Measures

Our Board, various Board committees and our new senior management team are developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting as of December 31, 2007.  Those initiatives included the following:

New Leadership and Separation of Duties.  In January 2008, the Board elected Charles G. Berg as our new Executive Chairman of the Board and Heath G. Schiesser, who previously had served as our Senior Vice President for Marketing and Sales and President of WellCare Prescription Insurance, one of our subsidiaries, as our new President and Chief Executive Officer.  Mr. Schiesser also was elected as a director.  We also made the following changes or additions to the senior management team:

•                  in April 2008, we appointed Thomas F. O’Neil III as our Senior Vice President, General Counsel and Secretary;

•                  in July 2008, we appointed Thomas L. Tran as our Senior Vice President and Chief Financial Officer;

•                  in July 2008, we appointed William S. White, who had served as our Vice President, Finance, as our Chief Accounting Officer; and

•                  in August 2008, we appointed Jonathan P. Rich as our Senior Vice President and Chief Compliance Officer.  Mr. Rich, who will report directly to the Chief Executive Officer and the Board’s new Regulatory Compliance Committee, will be responsible for, among other things, monitoring regulatory reporting and communications.

With these new leadership changes, we separated the positions of Chairman and Chief Executive Officer, the positions of General Counsel and Chief Compliance Officer and the positions of Chief Financial Officer and Chief Accounting Officer.

Other Personnel Changes.  As a result of the initiatives already underway to address the material weaknesses described above, and having considered the Special Committee’s findings thus far, we have effected various personnel changes and may take additional remedial actions in the future.

Redesign of Corporate and Regulatory Compliance Programs.  Under the direction of our Chief Compliance Officer and General Counsel, we are redesigning and enhancing our corporate and regulatory compliance programs.  As part of our redesigned programs, we have begun to implement and intend to continue implementing, among other things, enhanced reporting procedures, improved reporting channels, enhanced communication of our non-retaliation policies, more frequent and comprehensive compliance training and more frequent analysis of potential compliance risk areas.  These items are discussed in more detail below.

•                  Formation of Regulatory Compliance Committee.  In April 2008, our Board formed a Regulatory Compliance Committee (currently comprised solely of independent directors) to oversee our compliance activities and programs.  In accordance with the Regulatory Compliance Committee’s charter, the Committee has established a policy for the Committee to receive periodic reports from our Chief Compliance Officer.  The Regulatory Compliance Committee now has responsibility for oversight of the activities of management’s Corporate Compliance Committee discussed below.

•                  Appointment of Chief Compliance Officer.  Our new Chief Compliance Officer reports directly to the Chief Executive Officer and the Regulatory Compliance Committee.  The Chief Compliance Officer is responsible for monitoring regulatory reporting and regulatory communications, affiliated company arrangements, political contributions and fund-raising, provider and vendor contracting, bidding, premium reconciliation and enrollment and disenrollment practices.  In addition, we separated the compliance function from the Legal Department and created a standalone Compliance Department under the supervision of our Chief Compliance Officer.  We have substantially increased the budget for compliance activities and staffing.

•                  Enhanced Corporate Compliance Committee.  The Regulatory Compliance Committee recently approved a charter for our Corporate Compliance Committee, which expanded the Corporate Compliance Committee’s composition and sets forth its role and responsibilities.  The reconstituted Corporate Compliance Committee is chaired by our Chief Compliance Officer and comprised of other members of senior management, including, among others, our General Counsel, Chief Operating Officer, Chief Medical Officer and leaders of our Medicare and Medicaid businesses.  The Corporate Compliance Committee is currently redesigning and enhancing our existing corporate ethics and compliance program for all of the Company’s lines of business.  The Corporate Compliance Committee will review, at least quarterly and more frequently as necessary, areas of legal, regulatory and compliance risk throughout the Company and, under the oversight of the Regulatory Compliance Committee, develop effective policies and procedures to address such risks.

•                  Communications With Regulators.  We are implementing a comprehensive program to facilitate the identification of regulatory reporting issues and the reporting of such issues to the appropriate regulator (including federal and state health care regulators).  The program, which was created, and will be administered, under the supervision of our Chief Compliance Officer, is designed to ensure the reliability of the information we communicate to regulators.  To that end, we intend to establish mandatory procedures whereby certain applicable associates will certify to the person signing the reports we file with regulators that such reports are accurate and complete.  In addition, we intend to conduct audits of a sampling of reports we have filed with state regulators to confirm that such reports were prepared in compliance with applicable law and are otherwise accurate and complete.

•                  Effective Compliance Training.  Under the supervision of our Chief Compliance Officer, we intend to enhance and expand our existing mandatory compliance training programs; they will include programs specifically designed for associates who are involved in the process of preparing, submitting or generating data for reports that are submitted to regulators.  These training programs are being designed to strengthen our associates’ competency, independent judgment and identification of potential violations of applicable law or company policy (including those newly implemented policies discussed herein).

•                  Enhanced Communication of Non-Retaliation Policies and Improved Reporting Channels. As an integral part of the training programs described above, we will re-emphasize to all of our associates that any form of employee retaliation or retribution is prohibited and will result in disciplinary action, including possible termination.  We are also continuing to encourage our associates to express concerns or report violations of which they have become aware or have observed through an anonymous telephonic hotline, to the Chief Compliance Officer directly or to any member of the Legal, Compliance or Human Resources Departments.

•                  Enhancement of Existing and Adoption of New Written Policies and Procedures.  We intend to adopt in the near future new or superseding written policies and procedures, including a revised Code of Conduct and Business Ethics, to describe a clear commitment to corporate integrity and compliance and a duty to report.  These written policies will serve as guiding principles that emphasize, among other things, our commitment to financial reporting integrity.

Revised Disclosure Controls and Procedures.  In 2008, in light of a number of factors, including the growth of the Company, we revised our disclosure controls and procedures to, among other things, provide more comprehensive procedures for the review of our financial statement disclosures.  The Board adopted a new charter for management’s Disclosure Committee, which expanded the Disclosure Committee’s membership to include our Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Accounting Officer, Director of Internal Audit, Vice President of Actuarial Services and certain other key officers.  The expansion of our Disclosure Committee is designed to ensure that adequate expertise across numerous corporate and business unit functions is represented on the Disclosure Committee and that there is a more broad-based review of our disclosures.  In accordance with the Disclosure Committee’s new charter, our Chief Financial Officer and our General Counsel co-chair the reconstituted Disclosure Committee, and the Audit Committee was conferred the sole authority to add or remove members from the Disclosure Committee.  The new Disclosure Committee charter also provides more explicit descriptions of the responsibilities of certain members of the Disclosure Committee.

We believe that the measures described above that either have been implemented or are in the process of being implemented will remediate the material weaknesses we have identified as of December 31, 2007 and strengthen our internal control over financial reporting and disclosure controls and procedures.  Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remedial measures described above.

(f) Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting.  Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•                  Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•                  Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•                  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•                  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•                  The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited WellCare Health Plans, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses, which resulted in the restatement of the Company’s financial statements for years ended December 31, 2006, 2005 and 2004 including all quarterly periods contained therein, as well as, the three- and six-month periods ended March 31 and June 30, 2007, have been identified and included in management’s assessment:

Control Environment and Control Activities

Former members of senior management set an inappropriate tone in connection with the Company’s compliance with regulatory requirements, which in turn led to a weakness in the design of the Company’s internal controls over the interpretation of and compliance with regulatory guidance and contractual terms of self-reported retrospective settlements with state agencies.

Information and Communication

Former members of senior management failed to ensure that matters related to the Company’s compliance with regulatory requirements, including the interpretation of and compliance with regulatory guidance and contractual terms of self-reported retrospective settlements with the state agencies, were effectively communicated to regulators and those charged with the Company’s governance.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of WellCare Health Plans, Inc. and subsidiaries, and the related consolidated statements of income, stockholders’ and members’ equity and comprehensive income, and cash flows as of and for the year ended December 31, 2007 and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated January 23, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules, and includes explanatory paragraphs concerning the restatement of the accompanying 2006, 2005, and 2004 financial statements, a change of the Company’s method of accounting for stock-based compensation in 2006, and a change of the Company’s method of accounting for income taxes in 2007.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

January 23, 2009

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following are our directors and executive officers as of January 22, 2009.

OUR DIRECTORS

Charles G. Berg (age 51) has served as our Executive Chairman and as a member of our Board since January 2008.  Prior to joining WellCare, Mr. Berg has been senior advisor to Welsh, Carson, Anderson & Stowe, a private equity firm, since January 2007.  From July 2004 to September 2006, Mr. Berg served as an executive of UnitedHealth Group.  From April 1998 to July 2004, Mr. Berg held various executive positions with Oxford Health Plans Inc., which included Chief Executive Officer from November 2002 to July 2004, President and Chief Operating Officer from March 2001 to November 2002, and Executive Vice President, Medical Delivery, from April 1998 to March 2001.  Mr. Berg serves as a director of DaVita, Inc. Mr. Berg received his undergraduate degree from Macalester College and a Juris Doctorate from the Georgetown University Law Center.

D. Robert Graham (age 72) has been a member of our Board since April 2007.  Senator Graham is currently Chair of the Board of Oversight of the Bob Graham Center for Public Service a political and civic leadership center at the University of Florida and the University of Miami.  From September 2005 until June 2006, Senator Graham served a one-year term as a senior Fellow at Harvard University’s John F. Kennedy School of Government.  From January 1987 to January 2005, he served in the United States Senate.  From January 1979 to January 1987 Senator Graham was the Governor of the State of Florida.  Senator Graham received his Bachelor of Arts degree from the University of Florida and his Bachelor of Laws degree from Harvard Law School.

Regina E. Herzlinger (age 65) has been a member of our Board since August 2003.  Dr. Herzlinger is the Nancy R. McPherson Professor of Business Administration at the Harvard Business School and has been teaching at Harvard since 1971.  Dr. Herzlinger serves as a director of several privately-held companies.  Dr. Herzlinger received her undergraduate degree from the Massachusetts Institute of Technology and her Doctorate from Harvard Business School.

Kevin F. Hickey (age 57) has been a member of our Board since November 2002.  Since January 2008, Mr. Hickey has served as Principal of HES Advisors, a strategic advisory firm serving the health care, health care technology and life sciences industries.  Mr. Hickey also currently serves as a Senior Advisor to D2Hawkeye, Inc., a medical data-mining company, where he previously served as its President from January 2006 to January 2008.  From October 1998 until January 2005, Mr. Hickey served as the Chairman and Chief Executive Officer of IntelliClaim, Inc., a privately-held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity.  From September 1997 until August 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans, Inc.  Mr. Hickey serves as a director of several privately-held companies.  Mr. Hickey received his undergraduate degree from Harvard University, a Master in Health Services Administration from the University of Michigan and a Juris Doctorate from Loyola College of Law.

Alif A. Hourani (age 56) has been a member of our Board since August 2003.  Since 1997, Mr. Hourani has served as Chairman and Chief Executive Officer, currently as Executive Chairman, of Pulse Systems, Inc., a practice management and clinical records software company.  From 1987 to 1997, Mr. Hourani held various positions, including Chief Executive Officer of Physician Corporation of America/Data Systems, Senior Vice President of Management Information Systems of Physician Corporation of America and Manager of Computer Engineering at the Wolf Creek Nuclear Operating Corporation.  Mr. Hourani serves as a director of the Kansas Heart Hospital.  Mr. Hourani received his undergraduate degree from the University of Lyon and a Master of Science degree and Doctorate from the University of Strasbourg.

Ruben José King-Shaw, Jr. (age 47) has been a member of our Board since August 2003.  Since July 2008, Mr. King-Shaw has served as Chief Executive Officer of All-Med Services of Florida, Inc., a durable medical supplies, respiratory therapy and infusion pharmacy.  Mr. King-Shaw has served as Chairman and Chief Executive Officer of Mansa Equity Partners Inc., a private equity investment and advisory firm specializing in the health care sector since July 2006.  From October 2004 until June 2006, Mr. King-Shaw was a partner of Pine Creek Healthcare Capital, LLC and from February 2004 until February 2005, he served as President of United Biosource.  Mr. King-Shaw served as Senior Advisor to the Secretary of the Department of the Treasury from January 2003 to June 2003.  From July 2001 to April 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of the federal government’s Centers for Medicare & Medicaid Services.  Prior to that, from January 1999 to July 2001, he served as Secretary of the Agency for Health Care Administration of the State of Florida.  Mr. King-Shaw serves as a director of several privately-held companies.  Mr. King-Shaw received his undergraduate degree from Cornell University and a Master of Business Administration and a Master in Health Services Administration from Florida International University.

Christian P. Michalik (age 40) has been a member of our Board since May 2002.  Since July 2004, Mr. Michalik has served as Managing Director of Kinderhook Industries, a private equity investment firm.  Previously he was a partner in Soros Private Equity Partners LLC, the private equity investment business of Soros Fund Management LLC, from January 1999 through December 2003.  From 1997 to 1998, Mr. Michalik was an investment manager with Capital Resource Partners, a private equity investment firm.  From

1995 to 1996, Mr. Michalik was an associate at Colony Capital, a real estate investment firm.  Mr. Michalik serves as a director of several privately-held companies.  Mr. Michalik received his undergraduate degree from Yale University and a Master of Business Administration from Harvard Business School.

Neal Moszkowski (age 43) has been a member of our Board since May 2002, serving as chairman from May 2002 through October 2006.  Since April 2005, Mr. Moszkowski has been Co-Chief Executive Officer of TowerBrook Capital Partners LP, a private equity investment company.  Prior to joining TowerBrook, Mr. Moszkowski was Managing Director and Co-Head of Soros Private Equity Partners LLC, the private equity investment business of Soros Fund Management LLC, where he served since August 1998.  From August 1993 to August 1998, Mr. Moszkowski served as Vice President and Executive Director in the Principal Investment area for Goldman, Sachs & Co. and Affiliates.  Mr. Moszkowski serves as a director of Bluefly, Inc., Integra LifeSciences Holdings Corporation, JetBlue Airways Corporation and Spheris, Inc. as well as several privately-held companies.  Mr. Moszkowski received his undergraduate degree from Amherst College and a Master of Business Administration from the Graduate School of Business of Stanford University.

Heath G. Schiesser (age 41) has served as our President and Chief Executive Officer and as a member of our Board since January 2008.  Mr. Schiesser originally joined WellCare in 2002 as Senior Vice President of Marketing and Sales.  From January 2005 to July 2006, Mr. Schiesser also served as President of WellCare Prescription Insurance.  From July 2006 to January 2008, Mr. Schiesser served as Senior Advisor to WellCare. Prior to joining WellCare, Mr. Schiesser worked at the management consulting firm of McKinsey & Company, co-founded an online pharmacy for Express Scripts, and worked in the development of new ventures.  A cum laude graduate of Trinity University, Mr. Schiesser received a Master of Business Administration from Harvard University.

OUR EXECUTIVE OFFICERS

Executive Officers who are not Directors

Rex M. Adams (age 47) has served as our Chief Operating Officer since September 2008.  Prior to joining WellCare, Mr. Adams was the President and Chief Executive Officer of AT&T Incorporated’s East Region, from January 2007 to March 2008.  In such capacity, Mr. Adams was responsible for consumer and business sales and service, network operations, profit and loss accountability, and the management of over 5,000 employees.  For the period prior to AT&T’s acquisition of BellSouth, Mr. Adams was an officer of BellSouth Corporation from July 2001 to December 2006, serving in various leadership positions.  During the merger transition period from February 2006 to December 2006, Mr. Adams served as Web Development Officer.  From December 2004 to January 2006, Mr. Adams was the President of BellSouth Wholesale Services, and had similar responsibilities as President and Chief Executive Officer of AT&T East Region.  From January 2004 to November 2004, Mr. Adams was Vice-President, Product Development and Management of BellSouth Corporation, where he was responsible for product profitability, development and commercialization.  From July 2001 to November 2004, Mr. Adams was President of BellSouth Long Distance Services, where he was responsible for profit and loss and all areas of BellSouth’s long distance business.  From September 2007 to October 2008, Mr. Adams has served on the board of trustees for Yale-New Haven Hospital, a premier teaching and research hospital, and as a member of its Finance and Audit Committee.  Mr. Adams holds a B.S. from the United States Military Academy at West Point and a Masters in Business Administration from the Harvard Business School.

William Kerr (age 43) has served as our Senior Vice President and Chief Medical Officer since August 2007.  Prior to joining WellCare, Dr. Kerr served as Vice President of Care Management and eventually Chief Medical Officer of Blue Cross and Blue Shield from November 2004 to August 2007.  From September 2000 to November 2004, Dr. Kerr served as Vice President, Professional Networks for Independence Blue Cross.  From November 1998 to August 2000, Dr. Kerr served as Regional Medical Director for AmeriHealth of Texas, Inc.  Dr. Kerr received his undergraduate degree from the University of Arkansas, magna cum laude, a medical degree from the University of Arkansas for Medical Sciences, and has conducted research at Oxford University.

Adam Miller (age 42) has served as our President, National Medicare since March 2008.  Prior to this, Mr. Miller served as Chief Operating Officer of our Medicare Prescription Drug Plan business from January 2006 and our Private Fee-For-Service business from January 2007.  From July 2001 to November 2005, Mr. Miller ran UnitedHealth Group’s Arizona Medicaid and a related Medicare Special Needs program.  Earlier in his career, Mr. Miller was with General Electric in their Medical Systems business in a series of strategy, business development and operational roles, from May 1997 to June 2001.  Mr. Miller served as Vice President and General Manager of their global Cardiology Systems division.  Prior to this, Mr. Miller was with the Boston Consulting Group where he worked with clients in the pharmaceutical, managed care and medical device industries on issues of growth and profitability enhancement, from 1993 to 1997.  Mr. Miller is a graduate of Harvard Business School and the Wharton School of Business at The University of Pennsylvania, where he earned summa cum laude honors.

Thomas F. O’Neil III (age 51) has served as our Senior Vice President, General Counsel and Secretary since April 2008.  Prior to joining WellCare, Mr. O’Neil was a partner of the law firm DLA Piper US LLP and its predecessor from June 2002 through March 2008.  From December 1995 to June 2002, Mr. O’Neil served as Vice President, Chief Litigation Counsel of MCI Communications Corp., Senior Vice President, Chief Counsel of MCI WorldCom, Inc. and General Counsel of The MCI Group.  Earlier in his career Mr. O’Neil was a partner of the law firm of Hogan & Hartson LLP and he served as Assistant U.S. Attorney at the US Department of

Justice from March 1986 to December 1989.  Mr. O’Neil received his A.B., magna cum laude, from Dartmouth College and his Juris Doctorate from Georgetown University Law Center.  Mr. O’Neil is a member of the Board of Regents of Georgetown University and the Board of Visitors of Georgetown University Law Center.

Jonathan P. Rich (age 47) has served as our Senior Vice President and Chief Compliance Officer since August 2008.  From July 2006 to July 2008, Mr. Rich was the General Counsel and Chief Compliance Officer for health insurer Aveta Inc.  From 1998 to 2006, Mr. Rich was a senior executive at Oxford Health Plans, serving first as Vice President and Director of Litigation and Legal Affairs and later as Senior Vice President and General Counsel.  From 1989 to 1998, Mr. Rich was an associate at the law firm of Simpson, Thacher & Bartlett in New York.  Mr. Rich is a graduate of Columbia University Law School, where he served on the Columbia Law Review, and of the University of North Carolina, where he earned summa cum laude honors.

Thomas Tran (age 52) has served as our Senior Vice President and Chief Financial Officer since July 2008.  Prior to joining WellCare, Mr. Tran was the President, Chief Operating Officer and Chief Financial Officer of CareGuide, Inc., a publicly-traded population health management company, from June 2007 to June 2008.  In such capacities, Mr. Tran was responsible for profit and loss accountability for all business lines, field operations, clinical management, centralized service support, technology, network management, finance (including SEC reporting and Sarbanes-Oxley compliance) and investor relations.  From July 2005 to June 2007, Mr. Tran was Senior Vice President and Chief Financial Officer of Uniprise, one of the principal operating businesses of UnitedHealth Group that manages health care benefits programs for employers, where he was responsible for overseeing financial reporting, business and financial planning, strategic cost management, actuarial, underwriting, customer banking, business development, business risk management, real estate and procurement.  From December 1998 to July 2005, Mr. Tran served as Chief Financial Officer of ConnectiCare, Inc., an HMO based in Connecticut.  Prior to ConnectiCare, Mr. Tran was Chief Financial Officer of Blue Cross Blue Shield of Massachusetts from May 1996 to July 1997, and Vice President of Finance and Controller of CIGNA HealthCare from February 1993 to May 1996.  Mr. Tran holds a degree in accounting from Seton Hall University and a Masters in Business Administration in Finance from New York University.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC and NYSE.  Officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms, or written representations from reporting persons that all reportable transactions were reported, we believe that all our officers, directors and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a) during the fiscal year 2007, except that, due to an administrative error, Thaddeus Bereday incorrectly filed one Form 4 covering a total of 18 transactions pursuant to a Rule 10b5-1 trading plan.  These transactions were reported pursuant to a Form 4/A filed on January 20, 2009.

THE CORPORATE COMPLIANCE PROGRAM

The Board has adopted a comprehensive corporate ethics and compliance program.  The corporate compliance program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and high standards of business ethics.  The corporate compliance program applies to members of our Board, our associates, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer and, in some cases, our business partners and independent contractors.

The corporate compliance program contains a whistleblower policy that sets forth the steps an associate should take if he or she has a question about the application of the program.  The whistleblower policy contained in the corporate compliance program also sets forth the Audit Committee’s procedures for the receipt, retention and treatment of complaints received from associates regarding accounting, internal accounting controls or auditing matters, as required by Rule 10A-3 of the Exchange Act.

The corporate compliance program description is available on our website at www.wellcare.com.  We intend to disclose future amendments to, or waivers from, the provisions of the corporate compliance program, if any, made with respect to any of our directors and executive officers on our website.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board has established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee operates pursuant to a charter which is posted on our website at www.wellcare.com.  As more fully described in its charter, the principal purpose of the Audit Committee is to assist the Board in the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualification and independence of our independent auditors and the performance of our internal audit function and independent auditors.  The Audit Committee also appoints, reviews the plans and results of the audit engagement and compensates and oversees the engagement and provision of services by our independent auditors.  The Audit Committee pre-approves all audit, audit-related, tax and other services conducted by our independent auditors.  The Audit Committee also coordinates with our new Regulatory Compliance Committee and Health Care Quality and Access Committee regarding regulatory compliance and quality measurement matters that may have an effect on our business, financial statements, compliance policies or internal audit function.

Dr. Herzlinger, Mr. Hourani and Mr. Michalik currently serve as the members of the Audit Committee, with Dr. Herzlinger serving as chairperson.  The Board has determined that each of the members of the Audit Committee is financially literate and that each of Dr. Herzlinger and Mr. Michalik is an “audit committee financial expert” as such term is defined under Item 407(d) of SEC Regulation S-K.  All members of the Audit Committee meet the independence requirements prescribed by the NYSE and the audit committee independence requirements prescribed by the SEC.

Item 11.  Executive Compensation.

DIRECTOR COMPENSATION

2007 Director Compensation

Through June 2007, each non-employee member of our Board received an annual fee of $27,500 for attending Board and committee meetings, with the non-chair members of the Audit Committee receiving an additional $2,500 and the Audit Committee chair receiving an additional $5,000.  These fees were paid on a quarterly basis.  The following table summarizes the fees paid to our Board and committee members as of June 2007:

Annual Board Fee	Annual Audit Committee Chair Fee	Annual Audit Committee Non-Chair Fee

$27,500	$5,000	$2,500

Until April 2007, Mr. Moszkowski’s employer imposed certain restrictions on his ability to receive compensation from us.  Accordingly, prior to April 2007, Mr. Moszkowski did not receive an annual fee.  However, commencing April 2007, these restrictions were no longer in effect and Mr. Moszkowski began participating in the standard director compensation programs described above.  In consideration of Mr. Moszkowski’s continued service on the Board and the termination of the prior restrictions on his ability to receive compensation from us, also in April 2007, the Compensation Committee awarded Mr. Moszkowski 2,728 shares of restricted stock which vest over a two-year period, and 10,495 stock options which were fully vested on the date of grant.

Upon his appointment to our Board in April 2007, the Compensation Committee awarded Senator Graham 2,777 shares of restricted stock that vest over a two-year period, and 10,693 stock options that were fully vested on the date of grant.  Todd S. Farha, our former Chairman, President and Chief Executive Officer, did not receive any additional compensation for his service as a member of the Board during fiscal year 2007.  For information regarding Mr. Farha’s compensation as a named executive officer during fiscal year 2007, see “Executive Compensation and Related Information.”

In June 2007, the Compensation Committee, with market data provided by Watson Wyatt, its outside compensation consultant, re-evaluated the fees paid to Board members.  As the result of this re-evaluation, commencing June 2007, all Board members received an annual fee of $37,500.  In addition to the annual fee, (i) the non-chair members of the Audit Committee received an additional $5,000 and the Audit Committee chair received an additional $10,000, and (ii) the non-chair members of the Compensation Committee received an additional $2,000 and the Compensation Committee chair received an additional $2,500.  All Board fees were paid on a quarterly basis.  In June 2007, the Compensation Committee also approved an award of 3,790 fully vested stock options to each non-employee member of the Board, with the exception of the chairperson of the Audit Committee, Dr. Herzlinger, who was awarded 5,128 fully vested stock options.  The Compensation Committee also approved the acceleration of vesting of Jane Swift’s 9,376 previously unvested stock options upon the expiration of her term in June 2007.

On October 24, 2007, certain federal and state agencies executed a search warrant at our headquarters in Tampa, Florida.  In response, our Board formed the Special Committee to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend to the Board for its consideration remedial measures.  When the Board established the Special Committee, the Board approved the annual fees in the amount of $90,000 and $60,000 to be paid to the chair and non-chair members, respectively, of the Special Committee.

The following table summarizes the fees paid to our Board and committee members as of October 2007:

Annual Board Fee	Annual Audit Committee Chair Fee	Annual Audit Committee Non-Chair Member Fee	Annual Special Committee Chair Fee	Annual Special Committee Non-Chair Fee	Annual Compensation Committee Chair Fee	Annual Compensation Committee Non-Chair Fee

$37,500	$10,000	$5,000	$90,000	$60,000	$2,500	$2,000

2008 Director Compensation

In February 2008, the Board appointed Mr. Hickey as lead director.  Further, in April 2008, the Board established a Regulatory Compliance Committee and a Health Care Quality and Access Committee.  In recognition of these new committees and the appointment of a lead director, the Board approved the payment of an additional fee of $10,000 per year to the lead director and the payment of an additional fee of $2,500 per year for the chair, and $2,000 per year for each non-chair member, of each of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), the Regulatory Compliance Committee and the Health Care Quality and Access Committee.  Messrs. Schiesser and Berg joined our Board in January 2008 when they were appointed, respectively, as President and Chief Executive Officer and Executive Chairman.  Neither Mr. Schiesser nor Mr. Berg receive additional compensation for their Board service.

The following table summarizes the fees paid to our Board and committee members as of April 2008:

Annual Board Fee	Annual Audit Committee Chair Fee	Annual Audit Committee Non-Chair Member Fee	Annual Special Committee Chair Fee	Annual Special Committee Non-Chair Fee	Annual Fee for Serving As the Chair of Other Committees(1)	Annual Fee for Serving as a Non- Chair Member of Other Committees(1)	Annual Lead Director Fee

$37,500	$10,000	$5,000	$90,000	$60,000	$2,500	$2,000	$10,000

(1)   These fees are for the Compensation Committee, the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Health Care Quality and Access Committee.

Other Components of Director Compensation

We pay all reasonable expenses incurred by directors for attending Board and committee meetings, for certain director continuing education programs and related expenses and maintain directors and officers liability insurance.  We do not provide a retirement plan or other perquisites for our directors.  We have entered into indemnification agreements with each of our directors in addition to the indemnification that is provided for in our certificate of incorporation and bylaws.  These agreements, among other things, provide for the indemnification for expenses specified in the agreements, including attorneys’ fees, judgments, fines and settlement amounts, incurred by the directors in any action or proceeding arising out of their service as a director for us, any of our subsidiaries or any other entity to which the director provides services at our request.

All of our directors’ unvested restricted stock awards and unvested stock options were issued under our 2004 Equity Incentive Plan (the “2004 Equity Plan”), except for a portion of Mr. Michalik’s stock options.  The circumstances under which the vesting of equity awards under the 2004 Equity Plan will accelerate are described below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

As discussed below under “Compensation Discussion and Analysis — Equity Award Process,” in July 2006, the Compensation Committee determined that all annual equity awards to Board members will be issued effective as of the date of the annual meeting of stockholders.  Historically, we have granted equity awards to Board members upon their initial appointment or election to the Board as well as annually.  We do not, however, have a standard plan or program as to the number or type of equity awards granted to our non-employee directors.   We may, in the discretion of the Compensation Committee, grant additional stock options and other equity awards to our directors from time to time.  Due to the governmental investigations, we have not held our 2008 annual meeting of stockholders, and consequently, no equity awards were made to the directors during fiscal year 2008.

Director Compensation Table

The table below sets forth the compensation paid to each non-employee member of our Board during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Robert Graham	18,750	85,187	335,716	439,653
Regina Herzlinger	40,000	16,502	123,028	179,530
Kevin Hickey	33,500	—	89,078	122,578
Alif Hourani	36,625	16,502	89,078	142,205
Ruben King-Shaw, Jr.	32,500	16,502	89,078	138,080
Christian Michalik	36,250	—	91,336	127,586
Neal Moszkowski	26,875	87,150	335,181	449,206
Jane Swift(2)	15,000	—	24,390	39,390

(1)          The amounts included in the “Stock Awards” and “Option Awards” columns are the amounts of compensation cost related to restricted stock and stock option awards, respectively, recognized by us in our financial statements during fiscal year 2007 in accordance with FAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, as applicable.  These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be realized by the directors.  For a discussion of valuation assumptions and methodologies, see Note 2 to our 2007 consolidated financial statements included in this 2007 Form 10-K.

(2)          Ms. Swift’s term expired on June 12, 2007.  Upon her cessation of service, as approved by the Compensation Committee, Ms. Swift’s equity awards became fully vested.

The following table sets forth the aggregate number of stock awards and the aggregate number of option awards for each director outstanding as of December 31, 2007.

	Stock Awards (#)		Option Awards (#)
Name	Vested	Unvested	Vested	Unvested

Robert Graham	—	2,777	14,483	—
Regina Herzlinger	18,331	—	27,169	1,459
Kevin Hickey	26,063	—	17,560	730
Alif Hourani	581	—	17,560	730
Ruben King-Shaw, Jr.	15,081	—	9,935	730
Christian Michalik	10,810	—	51,217	730
Neal Moszkowski	—	2,728	14,285	—
Jane Swift	—	—	—	—

The following table sets forth certain information regarding each grant of an equity award made to a director during fiscal year 2007.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units(1)(7) (#)		All Other Option Awards: Number of Securities Underlying Options(2) (#)		Exercise or Base Price of Option Awards ($ /Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(8)

Robert Graham	4/26/07	4/20/07	2,777	(4)	—		—	250,069
	4/26/07	4/20/07	—		10,693	(5)	90.05	250,521
	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Regina Herzlinger	6/12/07	6/7/07	—		5,128	(5)	90.52	115,271

Kevin Hickey	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Alif Hourani	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Ruben King-Shaw, Jr.	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Christian Michalik	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Neal Moszkowski	4/20/07	4/20/07	2,728	(6)	—		—	249,994
	4/20/07	4/20/07	—		10,495	(5)	91.64	249,986
	6/12/07	6/7/07	—		3,790	(5)	90.52	85,195

Jane Swift	—	—	—		—		—	—

(1)          This column shows the number of shares of restricted stock granted to our directors in fiscal year 2007.

(2)          This column shows the number of stock options granted to our directors in fiscal year 2007.

(3)          This column shows the exercise price for the stock options granted, which was the closing market price of our stock on the date of grant.

(4)          1,388 shares vested on April 26, 2008 and 1,386 shares will vest on April 26, 2009 based on continued service.

(5)          Award was 100% vested on the date of grant.

(6)          1,364 shares vested on April 20, 2008 and 1,364 shares will vest on April 20, 2009 based on continued service.

(7)          Acceleration of vesting of awards made under the 2004 Equity Plan is described in more detail below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

(8)          This column shows the full grant date fair value of stock options and restricted stock granted to our directors in fiscal year 2007 calculated in accordance with FAS 123R. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the directors.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

Overview

Fiscal year 2007 constituted our third full year as a public company.  As we entered fiscal year 2007, our compensation philosophy and processes continued to reflect those of a pre-IPO or newly-public company in many respects.  Our senior management team was in large part the same team that built and drove the Company through the IPO process.  We experienced significant growth as a newly-public company and this growth was reflected in the price of our stock, which went from our initial public offering price of $17.00 in July 2004 to $122.27 by October 23, 2007, the day before the commencement of the government investigations.  Due to the value of our stock, and the value (and potential value) it represented to our associates, including senior management, the focus of our compensation program during the first three quarters of fiscal year 2007, as it had been since our IPO, was equity awards in the form of restricted stock and stock options, which were granted in a discretionary manner.  Cash compensation, including base salaries and annual cash bonuses, were in many cases less than typical for our industry due to the emphasis on, and success of, equity compensation.  Accordingly, as a general matter, we were able to attract and retain our executives with compensation packages providing for relatively low cash compensation and uncertain future equity awards in exchange for an attractive initial equity grant.  Decisions with respect to the form and amounts of the compensation paid to the senior management team were made by the Compensation Committee after reviewing and discussing recommendations from our former Chief Executive Officer, Mr. Farha.

Following the commencement of the governmental investigations in October 2007 (as described above under “Legal Proceedings”), and the subsequent significant decrease in our stock price, our ability to attract and retain our associates, including our executives, whether through equity awards or more generally, became more challenging.  To address our continuing retention issues, we modified our executive compensation program and created retention incentives to encourage retention of our executives and associates during this difficult and uncertain period and through fiscal year 2009, as discussed in more detail under “Compensation Philosophy” below.  Pursuant to SEC requirements, this Compensation Discussion and Analysis discusses our historical compensation philosophy and program for fiscal year 2007 as it pertained to our named executive officers for such year (as listed below).  However, we also address the revised compensation program and compensation decisions that were made in late 2007 and in the early part of fiscal year 2008 in light of the challenges facing the Company with regard to associate retention due to the governmental investigations and decrease in our stock price.

For fiscal year 2007, the following individuals constituted our “named executive officers”:

•      Todd S. Farha, our President and Chief Executive Officer who resigned from such positions effective January 25, 2008;

•                  Paul L. Behrens, our Senior Vice President and Chief Financial Officer who resigned from such positions effective January 25, 2008;

•                  Thaddeus Bereday, our Senior Vice President and General Counsel who resigned from such positions effective January 25, 2008;

•                  Anil Kottoor, our Senior Vice President and Chief Information Officer whose employment was terminated effective December 19, 2008; and

•                  Adam Miller, our President, National Medicare.

Compensation Philosophy

Fiscal Year 2007

Decisions as to the types and amounts of compensation paid to the named executive officers were made (and, as discussed under “Compensation Philosophy — Fiscal Year 2008” below, continue to be made) on a discretionary and subjective basis and, with respect to the types of compensation paid, represented largely a carryover from the pre-IPO company.  As discussed above under “Overview,” our rapidly increasing stock price and significant growth as a newly-public company during the post-IPO period until October 2007 resulted in equity awards serving as the primary compensatory and retention mechanism.  Also as stated above, decisions with respect to the form and amounts of the compensation paid to the senior management team were made by the Compensation Committee after reviewing and discussing recommendations from Mr. Farha.

While decisions relating to compensation were made primarily on a discretionary basis, the Compensation Committee, as well as Mr. Farha, also reviewed internally-prepared equity-vesting schedules which showed the “in-the-money” value of unvested equity awards held by each named executive officer that would vest during each future year subject to continued employment (the “Equity Vesting Schedules”).  Consistent with our philosophy to utilize equity awards as the primary retention mechanism, the Equity Vesting Schedules were used by Mr. Farha in developing recommendations and the Compensation Committee in making decisions with regard to whether or not to grant additional equity awards to the named executive officers during the year, and if so, in what amount, in order to keep the executive motivated and committed to WellCare.  For example, based on a review of Mr. Behrens’ Equity Vesting Schedule in March 2007, the “in-the-money” value of Mr. Behrens’ unvested equity awards was projected to decrease significantly by September 2007 when his initial equity award granted in 2003 when he joined the Company would become fully vested.  In order to keep Mr. Behrens motivated, Mr. Behrens was awarded restricted stock and stock options with an approximate value of $2.25 million during fiscal year 2007 to increase the value of his equity awards that would vest in future years.

During fiscal year 2007, we did not (and we currently do not, as discussed below) pre-establish performance goals with respect to our performance-based compensation.  Rather, Mr. Farha’s performance-based compensation recommendations for fiscal year 2007 were generally based on his discretionary and subjective evaluation of each executive officer’s performance.

Fiscal Year 2008

Due to the governmental investigations and the significant decrease in our stock price in October 2007 (our stock price went from $122.27 on October 23, 2007 to $22.87 on November 1, 2007), retention of our associates, including Messrs. Kottoor and Miller, became a pressing concern for our Compensation Committee, the Board, Mr. Farha before his resignation and Mr. Schiesser after he assumed his duties as our new CEO effective January 25, 2008.  Our Compensation Committee and Mr. Farha realized we could no longer rely on equity awards as our primary retention tool.  As such, in November 2007, our Compensation Committee retained Watson Wyatt to provide alternative retention mechanisms as well as a current understanding of how the amounts and composition of executive compensation paid by WellCare, including base salary and annual cash and long-term equity incentive compensation targets, compared to market rates (see “Benchmarking” below).  As a result of this review, the Compensation Committee, with the support of our full Board and the input of both Mr. Farha before his departure, and Mr. Schiesser after his assumption of his current duties, devised a retention-focused compensation package, with retention incentives through fiscal year 2009, as follows:

•                  the guarantee to each of Messrs. Kottoor and Miller (our remaining named executive officers after the changes to our senior management in January 2008) of a minimum fiscal year 2007 bonus equal to 100% of each executive’s respective target, similar to the guaranteed bonuses provided to all of our eligible associates, with upside potential based on individual performance, as determined in the discretion of the Compensation Committee and the recommendation of Mr. Schiesser;

•                  a special cash retention bonus equal to 50% of the base salary (as of December 31, 2008) for each eligible associate at the level of vice president or above, including Messrs. Kottoor and Miller, to be paid in January 2009, provided each individual remains employed with WellCare until such time;

•                  a special retention-focused stock option award which will vest in full in November 2009 based on the continued service of each eligible associate, including Messrs. Kottoor and Miller; and

•                  due to securities law restrictions on our ability to issue restricted stock at the time, the restricted stock portion of each eligible associate’s long-term incentive award, including those of Messrs. Kottoor and Miller, for performance during fiscal year 2007, which would have been granted in March 2008 and require service-based vesting over a four-year period, will be paid as a special cash award in September 2009 and will be subject to increase or decrease by the Compensation Committee of up to 50% based on the Board’s subjective review of the Company’s performance during this period.

Each of these retention awards are discussed in more detail under “Components of Compensation Program” below.  In addition, due to the termination of Mr. Kottoor’s employment effective December 19, 2008, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below for a discussion of the amounts paid or to be paid to Mr. Kottoor pursuant to these retention programs.

As evidenced by the description above, our executive compensation program, including decisions relating to performance-based compensation, continue to be based on Mr. Schiesser’s and the Compensation Committee’s subjective and discretionary review of overall company and individual executive officer performance.  We anticipate that the Compensation Committee will continue to work with Watson Wyatt, the Board and Mr. Schiesser to develop a compensation program that reflects our continued maturation as a public company and the need to attract and retain talented management during the Company’s current challenges and beyond.

Benchmarking

Prior to fiscal year 2008, while the Compensation Committee and Mr. Farha generally reviewed annual market data provided by

Watson Wyatt, such data did not materially affect compensation decisions for the named executive officers.  As discussed above, our compensation packages primarily focused on the discretionary grants of equity awards (based on a review of the Equity Vesting Schedules, discussed above) due to our increasing stock price and the resulting retention benefits, with less of a focus on cash compensation.

Due to the decline in our stock price and the Compensation Committee’s resulting focus on alternative retention mechanisms, in November 2007, the Compensation Committee engaged Watson Wyatt to perform an analysis of the amounts and composition of executive compensation paid by WellCare, including base salary, annual cash and long-term equity incentive compensation targets, as compared to what we believed to be our relevant market.

For purposes of determining our relevant market, or peer group, Watson Wyatt prepared an analysis, based on the most recently filed proxy statements, of the compensation practices and levels of publicly-traded comparable medical service and health plan providers.  The companies included were as follows:

2008 Peer Group

•	Aetna Inc.
•	Amerigroup Corp.
•	Centene Corp.
•	Cigna Corp.
•	Coventry Health Care, Inc.
•	Express Scripts Inc.
•	Health Net, Inc.
•	Healthspring Inc.
•	Humana, Inc.
•	Sierra Health Services, Inc

As of December 31, 2007, the market capitalization of these companies ranged from approximately $1.0 billion to $28.9 billion, with a median of $7.2 billion, and revenues of approximately $1.6 billion to $27.6 billion, with a median of $14.1 billion.  This compared to WellCare’s December 31, 2007 market capitalization of approximately $1.8 billion and revenues of approximately $5.3 billion.  While WellCare’s market capitalization and revenues represented the lower end of the peer group range, these companies were selected based on their similarity of product offerings, and the size and growth rate of their Medicare and Medicaid businesses.  These companies were also selected because they are representative of the pool of companies in which we compete for talent.

In addition to peer group data, Watson Wyatt also analyzed comparable market data from the following published survey sources:

•                  Watson Wyatt 2007/08 Survey Report on Top Management Compensation;

•                  Watson Wyatt 2007/08 Survey Report on Health, Annuity, and Life Insurance Management Compensation;

•                  2007 U.S. Mercer Benchmark Database: Executive Survey Report; and

•                  2007 Mercer Integrated Health Networks (IHN): U.S. Integrated Health Networks Compensation Survey Suite.

While the Compensation Committee considered and reviewed the comparable market data provided by these surveys, the Compensation Committee did not consider or review the component companies included within the various surveys; however, the data from these surveys was scaled to our size.

The fiscal year 2008 competitive analysis prepared by Watson Wyatt indicated the following:

•                  cash compensation paid to WellCare executives in the aggregate, consisting of base salary and annual incentive cash compensation, was 16% below the median of the market; and

•                  ongoing equity awards to WellCare executives in the aggregate was 40% above the 75th percentile of the market.

As a result, in looking at revised retention mechanisms for fiscal year 2008, the Compensation Committee determined that base salaries for certain of our associates, including Messrs. Kottoor and Miller, should be increased to be competitive with the median of the market.  With respect to annual and long-term incentive opportunities (consisting of cash and equity awards), the Compensation Committee, upon the recommendation of Mr. Schiesser, decided to target the 50th to 75th percentile of the competitive data, resulting in total direct compensation also ranging from the 50th to 75th percentile of the data.  In addition to the decreased efficacy of using initial equity awards as the primary retention tool due to our decreased stock price, the Compensation Committee felt targeting this segment of the competitive data was appropriate as, consistent with other post-IPO companies, annual cash bonuses and equity awards would likely begin to become a more significant element of executive compensation as WellCare matures and our stock price growth trajectory levels.

For fiscal year 2008, each of Messrs. Kottoor and Miller’s base salary was increased to bring each executive in line with the median of the competitive data.  In addition, the targeted total cash compensation for Messrs. Kottoor and Miller was at the 70th percentile of the competitive data, which the Compensation Committee deemed appropriate for retention purposes.  As discussed in more detail below, Mr. Miller’s base salary and annual cash incentive compensation was subsequently adjusted for additional retention purposes in April 2008, resulting in his targeted total cash compensation 22% above the 75th percentile.

Components of Compensation Program

During fiscal year 2007, our executive compensation program consisted of base salary, an annual cash bonus, and equity awards in the form of restricted stock and stock options.  While these elements of compensation were carried over to fiscal year 2008, each executive’s overall portion of cash compensation has increased due to the March 2008 benchmarking analysis and our desire to bring executive base salaries in line with the median, and total direct compensation between the 50th and 75th percentile, of the market data.

In addition, beginning in fiscal year 2008, each executive’s “individual performance modifier,” or the amount that an executive’s bonus targets are increased or decreased based on a subjective review of the executive’s overall performance during the prior fiscal year (such modifier is applicable to the target annual cash incentive bonus and annual long-term incentive bonus), will be consistent.  This change also applied retroactively for compensation paid in 2008 related to fiscal year 2007 performance.  For example, if a particular executive officer’s annual cash incentive bonus was paid at 120% of target because of such executive’s overall strong performance during the fiscal year (as subjectively determined by the Compensation Committee and Mr. Schiesser), such executive’s annual long-term incentive opportunity would also be paid at 120% of target.  The Compensation Committee determined to adopt this principle to provide more structure and consistency in our executive compensation program.

Base Salary

Fiscal Year 2007

The following table sets forth the base salary increases for each of our named executive officers for fiscal year 2007:

Named Executive Officer	Base Salary Effective March 2006	Base Salary Effective March 2007	Dollar Increase	Approximate Percentage Increase
Todd S. Farha	$400,000	$400,000	—	—
Paul L. Behrens	$284,000	$310,000	$26,000	9.25%
Thaddeus Bereday	$258,000	$276,000	$18,000	7.00%
Anil Kottoor	—	$250,000	—	—
Adam Miller	$270,000	$280,000	$10,000	4.00%

The Compensation Committee determined that the base salary increases above were appropriate for Messrs. Behrens and Bereday based primarily on the recommendation of Mr. Farha.  Mr. Miller received a smaller base salary increase given that we had recently negotiated his offer letter and base salary upon his hire in January 2006.  In reviewing Mr. Farha’s base salary, the Compensation Committee recognized that, in connection with Mr. Farha’s renegotiation of his employment contract in June 2005, the committee and Mr. Farha agreed to weight his compensation more heavily on the at-risk equity component in order to more appropriately align his interests with those of our stockholders.  Accordingly, the Compensation Committee determined not to increase Mr. Farha’s base salary for fiscal year 2007.  In reviewing Mr. Kottoor’s base salary, the committee recognized that Mr. Kottoor recently negotiated his base salary in connection with the commencement of his employment in January 2007 and determined no increase was appropriate.

Fiscal Year 2008

In connection with the Compensation Committee’s review of potential base salary increases for fiscal year 2008, the committee approved base salary increases of $65,000 and $45,000 for Messrs. Kottoor and Miller, respectively, in order to bring each executive’s base salary in line with the median of the competitive data and target total cash compensation at the 70th percentile of the market. Following the determination of 2008 base salaries, in April 2008 Messrs. Schiesser and Miller entered into further negotiations regarding an additional base salary increase for Mr. Miller.  Due to retention concerns, and given the significant increase in WellCare’s prescription drug plan and private fee-for-service Medicare business and the resulting responsibilities of Mr. Miller since the time of his hire, during which time his overall compensation remained relatively static, the committee approved an additional increase in Mr. Miller’s base salary of $75,000, retroactive to February 2008 when other 2008 base salaries increases were effective.  The following table sets forth the base salary increases for Messrs. Kottoor and Miller for fiscal year 2008 (aggregate increase for Mr. Miller):

Named Executive Officer	Base Salary Effective March 2007	Base Salary Effective February 2008	Dollar Increase	Approximate Percentage Increase
Anil Kottoor	$250,000	$315,000	$65,000	26%
Adam Miller	$280,000	$400,000	$120,000	43%

Annual Cash Bonus

Fiscal Year 2007

Decisions with respect to annual cash bonus determinations were made by the Compensation Committee after reviewing and discussing Mr. Farha’s subjective review of each officer’s overall performance, as well as the Company’s overall performance, during the prior year.  The following table sets forth the fiscal year 2007 bonus targets and actual payouts for our named executive officers:

Named Executive Officer	2007 Target (Percent of Base Salary)	2007 Target Bonus	2007 Actual Bonus	Percent of Base Salary	Percent of Target
Todd S. Farha	100%	$400,000	—	—	—
Paul L. Behrens	50%	$155,000	—	—	—
Thaddeus Bereday	50%	$138,000	—	—	—
Anil Kottoor	35%	$87,500	$131,250	52.5%	150%
Adam Miller	50%	$140,000	$182,000	65.0%	130%

While the target percentages for Messrs. Kottoor and Miller were initially approved at 35% and 50% of each executive’s base salary, respectively, each such executive’s actual fiscal year 2007 annual bonus was higher, as a percentage of base salary, as evidenced by the table above.  This was because, as part of our revised retention strategy, the Compensation Committee approved the guarantee to each of Messrs. Kottoor and Miller of a minimum 2007 bonus equal to 100% of each executive’s respective target, similar to the guarantees provided to all of our eligible associates, with upside potential based on individual performance.  Upon the recommendation of Mr. Schiesser, Mr. Kottoor’s fiscal year 2007 annual incentive bonus was further increased based on his progress in building our information technology team, upgrading and stabilizing our information technology systems, and building new capabilities in our enrollment process, all of which were under the leadership of Mr. Kottoor.  Similarly, based on the recommendation of Mr. Schiesser, Mr. Miller’s fiscal year 2007 annual incentive bonus was further increased based on WellCare’s growth in our private fee-for-service business and Mr. Miller’s leadership in addressing compliance concerns with CMS.

As discussed in more detail below, on January 25, 2008, we entered into separation agreements with each of Messrs. Farha, Behrens and Bereday providing for their respective resignations from the Company and its subsidiaries.  Accordingly, no bonuses were awarded to these executives for fiscal year 2007.

Fiscal Year 2008

2008 Focal Point Cash Bonus.  For fiscal year 2008, the Compensation Committee established new annual cash bonus targets for Messrs. Kottoor and Miller for their performance-based annual cash bonus to be paid, if at all, in March 2009 (the annual cash bonus related to fiscal year 2008 performance has been titled the “2008 Focal Point Cash Bonus”).  The new target percentages were based on the recommendation of Mr. Schiesser and reflected the committee’s desire to target total cash compensation of Messrs. Kottoor and Miller at the 70th percentile of the competitive data. As a result of the further discussions with Mr. Miller in April 2008 (as discussed under “Components of Executive Compensation —Base Salary — Fiscal Year 2008” above), the Compensation Committee approved increasing Mr. Miller’s target fiscal year 2008 bonus from 80% to 100% of base salary, or $400,000.

The following table sets forth the final fiscal year 2008 bonus targets for Messrs. Kottoor and Miller:

	2007 Target Bonus		2008 Target Bonus
Named Executive Officer	Percent of Base Salary	Amount	Percent of Base Salary	Amount
Anil Kottoor	35%	$87,500	80%	$252,000
Adam Miller	50%	$140,000	100%	$400,000

Mr. Miller’s 2008 Focal Point Cash Bonus will be determined in March 2009; Mr. Kottoor’s 2008 Focal Point Cash Bonus is set forth below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Long-Term Incentives

Overview.  We issue both restricted stock and non-qualified stock options to our executives as long-term incentives.  We believe that a combination of restricted stock and stock options aligns our executives’ interests with those of our stockholders and provides meaningful retention compensation.  When making equity awards, our practice is to determine the dollar amount of equity compensation that we desire to provide to the executive and then grant a number of shares of restricted stock or a number of stock options that, in the case of restricted stock, have an intrinsic value, or in the case of options, have a fair value, equal to that amount on the date of grant.  For additional information on our equity award process, see “Equity Award Process” below.

Historically, our practice was to use equity awards both as a retention tool and reward for the executive’s prior year performance (pursuant to an annual equity award) as well as a periodic incentive and retention tool (typically pursuant to a mid-year equity award), as recommended by Mr. Farha.  However, such awards were discretionary and were not made pursuant to any pre-established program or policy.  In addition, there was no set allocation between restricted stock and option awards; award determinations were based primarily on the recommendations of Mr. Farha.  However, as discussed under “Long-Term Incentives — Fiscal Year 2008” below, beginning in fiscal year 2008, the Compensation Committee determined to provide additional structure and certainty to our long-term incentive compensation program by establishing long-term incentive compensation targets for our executives.  The Compensation Committee also determined, on a going forward basis, to award 50% of an executive’s annual long-term incentive value in restricted stock and 50% in stock options, as the committee values both types of awards equally.  This new structure was first implemented for awards made in March 2008.  However, due to securities law restrictions, we were not able to issue restricted stock at such time.  In lieu of the restricted stock component of an executive’s long-term incentive award in March 2008, the Compensation Committee approved a special performance-based long-term potential cash incentive award, as discussed below.

Fiscal Year 2007

Annual Equity Award.  In March 2007, Mr. Farha recommended, and the Compensation Committee approved, annual equity awards consisting of a combination of restricted stock and stock options for each of the named executive officers, other than Mr. Farha.  These equity awards were generally determined based on the subjective recommendations of Mr. Farha.  In the case of Mr. Behrens, Mr. Farha recommended a larger award compared to the other named executive officers (as set forth in the “Grants of Plan-Based Awards” table below) due to the fact that, based upon his review of Mr. Behrens’ Equity Vesting Schedule, Mr. Behrens’ initial equity award granted in 2003 when he joined the Company was scheduled to be fully vested in September 2007.  The March 2007 award was intended to keep Mr. Behrens motivated, consistent with our prior approach to using equity awards for retention purposes.

In the case of Mr. Farha, for fiscal year 2007, the Compensation Committee awarded Mr. Farha only stock options so that he realized value only when our stock price increased from the date of the award forward. This was also consistent with Mr. Farha’s preference to weight his compensation more heavily on at-risk equity awards in lieu of cash compensation, as discussed above (see “Components of Executive Compensation — Base Salary — Fiscal Year 2007”).  The size of Mr. Farha’s award was primarily determined by the Compensation Committee based on the Company’s continued significant growth during fiscal year 2006, and the equity awards granted to Mr. Farha in the prior two fiscal years.  Mr. Farha received equity awards totaling over 800,000 shares of our common stock (subject to performance and/or service-based vesting conditions) over the course of fiscal years 2005 and 2006, primarily in conjunction with the re-negotiation of his employment contract in fiscal year 2005.  Recognizing these prior grants, and based on his resulting Equity Vesting Schedule, the Compensation Committee believed an award of 200,000 options to Mr. Farha in fiscal year 2007 was appropriate to continue to motivate Mr. Farha as well as reward his continued leadership of WellCare.

Mid-Year Equity Award.  In addition to the annual equity awards, which were awarded based on the recommendations of Mr. Farha and were based on fiscal year 2006 company and individual performance, in July 2007, Mr. Farha recommended, and the Compensation Committee approved, additional restricted stock awards to each named executive officer, other than himself, in order to reward the executives for performance during the first half of fiscal year 2007, as well as an additional retention incentive.

The details regarding the equity awards awarded to the named executive officers during fiscal year 2007 are set forth in the table entitled “Grants of Plan-Based Awards” below.

Fiscal Year 2008

2008 Focal Point Long-Term Incentive Targets.  In March 2008, in order to impose more structure and certainty on our equity compensation program, the Compensation Committee set annual long-term incentive compensation targets for each of Messrs. Kottoor and Miller.  Expressed as a percentage of each officer’s fiscal year 2008 base salary, the annual long-term incentive targets were determined based on the desire of the Compensation Committee to target annual and long-term incentive compensation at the 50th to 75th percentile of the market data.  Although the annual long-term incentive targets were first established by the Compensation Committee and communicated to the executives in March 2008, these targets were used to determine the annual long-term incentive awards made in March 2008 and also will be the basis for determining the annual long-term incentive awards to be made in March 2009 (other than for Mr. Kottoor whose annual 2009 long-term incentive award was determined in connection with the termination of his employment effective December 19, 2008) (the annual long-term incentive award related to fiscal year 2008 performance is referred to as the “2008 Focal Point Long-Term Incentive”).

The following table sets forth the annual long-term incentive compensation targets for Messrs. Kottoor and Miller:

	Long-Term Incentive Target
Named Executive Officer	Percent of Base Salary	Amount
Anil Kottoor	150%	$472,500
Adam Miller	150%	$600,000

As discussed above, each executive’s long-term incentive award granted in March 2008 (related to fiscal year 2007 performance) was divided between a stock option award and a potential performance-based long-term cash incentive award, each as described in more detail below.  Also as discussed above, it is currently anticipated that, on an ongoing basis, half of an executive’s long-term incentive value will be awarded in shares of restricted stock and the other half will be awarded in stock options.  Fiscal year 2008 represented a deviation from this general philosophy due to the restrictions on our ability to grant restricted stock in March 2008.

Stock Option Award.  In March 2008, based on the recommendation of Mr. Schiesser, the Compensation Committee approved the stock option awards set forth in the following table for Messrs. Kottoor and Miller.

Named Executive Officer	Type of Award	Number of Options	Exercise Price	Vesting Schedule	Grant Date Fair Value
Anil Kottoor	Stock Options	17,898	$43.45	25% annually	$304,568
Adam Miller	Stock Options	16,004	$43.45	25% annually	$272,338

These stock option awards were determined based on 50% of each executive’s long-term incentive target, adjusted based on each executive’s overall fiscal year 2007 performance (for a discussion of the qualitative factors considered by Mr. Schiesser in making his performance recommendations, see “Components of Compensation Program — Annual Cash Bonus — Fiscal Year 2007” above).

2008 Special Performance-Based Long-Term Cash Incentive Award.  As stated above, in March 2008, each of Messrs. Kottoor and Miller received an annual equity award consisting solely of stock options which represented half of their targeted long-term incentive award opportunity related to fiscal year 2007 performance.  Because Mr. Schiesser, the Compensation Committee and the Board felt strongly that, given the circumstances facing the Company and the significant decrease in our stock price, these executives needed to be motivated to remain with the Company, the committee approved a special performance-based long-term cash incentive opportunity (the “2008 Special Performance-Based Long-Term Cash Incentive Award”), payable in September 2009 (other than for Mr. Kottoor, as provided below).  All associates eligible to receive a long-term incentive award in March 2008, including Messrs. Kottoor and Miller, are eligible to participate in this special incentive program.  The target amounts for each associate, including Messrs. Kottoor and Miller, were determined by the committee based on 50% of each executive’s targeted long-term incentive award opportunity, as adjusted for individual performance.  The target amounts are subject to increase or decrease by the Board by up to 50% at the conclusion of the period based on the Board’s subjective review of the Company’s performance during the period (i.e., March 2008 through September 2009).

The following table sets forth the 2008 Special Performance-Based Long-Term Cash Incentive Award for Messrs. Kottoor and Miller:

	Bonus Range
Named Executive Officer	Low	Target	High
Anil Kottoor	$177,188	$354,375	$531,563
Adam Miller	$158,438	$316,875	$475,313

As a result of the termination of Mr. Kottoor’s employment, Mr. Kottoor’s bonus was paid at target on December 29, 2008.  See “Potential Payments to Named Executive Officers upon Termination or Change in Control” below for the 2008 Special Performance-Based Long-Term Cash Incentive Award paid to Mr. Kottoor.

Retention-Related Awards

Special Retention Bonus.  In light of our concerns relating to retention of our associates, as well as the concerns of our associates relating to job security, in November 2007 the Compensation Committee approved a one-time special cash retention bonus, payable in January 2009, to bonus-eligible associates who were employed on October 31, 2007 assuming each associate remained with the Company through December 31, 2008.  Messrs. Kottoor and Miller are eligible to participate in this program; Messrs. Farha, Behrens and Bereday were not.  Pursuant to the terms of the special retention bonus plan, all eligible associates in the level of vice president or above, including Messrs. Kottoor and Miller, are eligible to earn a retention bonus equal to 50% of their base salaries as of December 31, 2008.  Accordingly, Mr. Kottoor was eligible to earn a special retention bonus in the amount of $157,500.  With respect to Mr. Miller, although his base salary was increased to $400,000 in April 2008 (see “Components of Compensation Program — Base Salary — Fiscal Year 2008” above), Mr. Miller’s special retention bonus will be based on 50% of his initial base salary increase for fiscal year 2008, or $162,500.  For the amount of the Special Retention Bonus paid to Mr. Kottoor upon the termination of his employment, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Equity Retention Stock Option Award.  In addition to the special retention bonus discussed above, and due to the retention risk and the significant drop in our stock price which reduced their financial ties to WellCare, in March 2008 the Compensation Committee approved the grant of additional stock option retention awards to all members of our senior management team, including Messrs. Kottoor and Miller.  The grants were determined based on Mr. Schiesser’s and the Compensation Committee’s review of an internally-prepared analysis which showed, for each of Messrs. Kottoor and Miller, the decrease in value of the equity awards held by each executive as a result of our significant stock price decline in October 2007.  The analysis showed that the stock options then-held by each such officer were below the exercise price of the options (that is, the options were “underwater”).  Because Mr. Schiesser, the committee and the Board believed it to be imperative that each executive be retained and provided with an incentive to remain with the Company, the Compensation Committee approved the stock option awards set forth below as an additional retention incentive.  As set forth in the table, the options will vest in full, based on the continued employment of the executive, in November 2009.

Named Executive Officer	Type of Award	Number of Options	Exercise Price	Vesting Schedule	Grant Date Fair Value
Anil Kottoor	Stock Options	55,000	$45.25	100% on Nov 28, 2009	$737,088
Adam Miller	Stock Options	40,000	$45.25	100% on Nov 28, 2009	$536,064

As a result of termination of Mr. Kottoor’s employment, Mr. Kottoor’s equity retention stock option award accelerated in full, effective December 19, 2008.  See “Compensation Discussion and Analysis — Mr. Kottoor’s July 2008 Letter Agreement” and “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Clawback Policies

The terms of the special retention bonus and the equity retention stock option awards each provide that, if it is determined by the Board, in its sole and absolute discretion, that an associate receiving such award, including Messrs. Kottoor and Miller, has committed any:

•                  wrongdoing that contributed to (i) any material misstatement or omission from any report or statement filed by WellCare with the SEC, or (ii) any statement, certification, cost report, claim for payment or other filing made under Medicare or Medicaid that was false, fraudulent, or for an item or service not provided as claimed;

•                  gross misconduct;

•                  breach of fiduciary duty to the Company; or

•                  fraud,

then, in the case of the special retention bonus, the associate will be required to pay back to WellCare any payments the associate has received pursuant to the special retention bonus plan.  In the case of the equity retention stock option award, the option will be immediately forfeited and cancelled.  If the option has been exercised prior to the Board’s determination, the associate is required to pay to WellCare an amount equal to the difference between the aggregate value of the shares acquired upon exercise of the option at the date of the Board determination and the aggregate exercise price paid by associate.

Separation Agreements

On January 25, 2008, we entered into separation agreements with each of Messrs. Farha, Behrens and Bereday providing for their respective resignations from the Company and its subsidiaries. Pursuant to the separation agreements, each officer agreed that his resignation would be a “voluntary termination” pursuant to his respective employment agreement.  The separation agreements provided for no new severance or other payments or benefits.  Accordingly, each officer received only a cash amount equal to his accrued but unpaid vacation as provided for in their respective employment agreements.  In addition, Mr. Farha may potentially earn a portion of his 2005 performance share award, in a maximum amount of 130,000 shares.  For a more complete discussion of the circumstances pursuant to which Mr. Farha may earn these shares, as well as each officer’s separation agreement, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Mr. Kottoor’s July 2008 Letter Agreement

In July 2008, we entered into a letter agreement with Mr. Kottoor.  The letter agreement is summarized, in part, under each of “Employment Agreements with Named Executive Officers” and “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Except as set forth immediately below, the letter agreement did not provide Mr. Kottoor with any additional compensatory awards.  Instead, the primary purpose of the letter agreement was to provide for the acceleration of the Special Retention Bonus, 2008 Special Performance-Based Long-Term Cash Incentive Award and the 2008 Focal Point Cash Bonus in the event Mr. Kottoor’s employment was terminated under certain circumstances.  These termination provisions were based generally on the notion that WellCare desired to hire a chief operating officer, and Mr. Schiesser desired to have the services of Mr. Kottoor for at least six months following such hire in order to facilitate an orderly transition in the event Mr. Kottoor decided to terminate his employment.  The provisions of the letter agreement were negotiated with Mr. Kottoor in this light.  As previously announced, on September 2, 2008, we hired our new Chief Operating Officer, Mr. Adams, and Mr. Kottoor’s employment was terminated effective December 19, 2008.

In addition to the above, the letter agreement provided for the following additional compensation and/or acceleration if Mr. Kottoor was terminated pursuant to the termination events described below:

•                  A potential additional retention bonus (the “Additional Retention Bonus”) in the amount of $236,250, which such amount represented 50% of Mr. Kottoor’s target 2008 Focal Point Long-Term Incentive opportunity, as described above.  The Additional Retention Bonus was intended to compensate Mr. Kottoor in the event his employment terminated prior to vesting of the equity awards, if any, awarded pursuant to his 2008 Focal Point Long-Term Incentive opportunity, as described above, or in the event Mr. Kottoor’s employment terminated for any reason prior to June 1, 2009.

•                  Continuation of Mr. Kottoor’s base salary as in effect on the date of termination from the date of termination of employment through May 1, 2010 (the “Severance Payment”).

•                  Accelerated vesting of all of his unvested restricted stock grants, as of July 2, 2008, or a total of 13,934 shares, to the extent not vested on his termination date.

•                  Accelerated vesting of his Equity Retention Stock Option Award, exercisable for 55,000 shares, as described above.

Consistent with the purpose of the letter agreement, if Mr. Kottoor’s employment was not terminated prior to June 1, 2009, then the Additional Retention Bonus and Severance Payment were to lapse.  In addition, if Mr. Kottoor remained employed through June 1, 2009, the vesting schedules of Mr. Kottoor’s equity awards described above would not have been accelerated and would revert back to their original vesting schedules.  For a discussion of the payments made to Mr. Kottoor based upon the letter agreement and the termination of his employment effective December 19, 2008, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Equity Award Process

We maintain an equity award process to ensure that the authorization, timing and pricing of all equity awards are processed, recorded, disclosed and accounted for in full compliance with all applicable laws and regulations.  For equity awards issued to existing executive officers and employees, the awards are effective and, in the case of options, the exercise price is set, as of the date of the approval.  For equity awards issued to newly-hired executive officers, the awards are effective and, in the case of options, the exercise price is set, as of the later of the individual’s first date of employment or the date of approval.  For equity awards to new Board members, the awards are effective and, in the case of options, the exercise price is set, as of the first date of service as a Board member.  In July 2006, the Compensation Committee also developed a policy whereby annual equity awards to incumbent Board members will be effective, and in the case of stock options, the exercise price will be set, as of the date of our annual stockholders meeting.  Approval for all equity awards is obtained in advance of or on the date of grant.  The exercise price for all stock option awards is the officially-quoted closing selling price of our common stock on the NYSE on the date of grant (or the officially-quoted closing selling price of our common stock on the next trading day if the NYSE is closed on the date in question).

Because we hold our Board and committee meetings shortly before we announce our quarterly and annual financial results, there are times when equity awards for our executive officers are approved and, according to our process, are effective, shortly before we announce earnings.  However, we do not have a program, plan or practice to time our equity awards in coordination with the release of material, non-public information.

Perquisites

Historically, our executives have received very few perquisites.  Specifically, pursuant to the terms of their respective employment agreements, Mr. Farha was entitled to a monthly allowance of $4,000 to maintain an apartment in New York and each of Messrs. Farha, Behrens and Bereday were entitled to an annual allowance of $5,000, $3,000 and $3,000, respectively, to be applied toward supplemental life and disability insurance policies, although Mr. Behrens decided not to renew his disability policy in fiscal year 2007.  Because we believed that these executives should receive the total amount of their benefit, we grossed up these allowance payments to cover any income taxes attributed to the payments.  In addition, as negotiated with each officer upon their hire, we paid the reasonable relocation expenses for Messrs. Kottoor and Miller to relocate to our headquarters in Tampa, Florida.

We own a corporate aircraft that is used primarily for business travel.  Families and invited guests of directors and executives occasionally fly on our corporate aircraft as additional passengers on business flights, which is treated as a personal benefit to the director or executive.  In those cases, the aggregate incremental cost to us is a de minimis amount.  For tax reporting purposes, when family members or guests of a director or executive travel on business flights, the value of such personal use, determined using a method based on the Standard Industry Fair Level (“SIFL”) rates as published by the Internal Revenue Service, is imputed as income to such director or executive.  Such imputed income would be included in taxable income for the director or executive and reflected in compensation tables herein to the extent the SIFL rate exceeds the amount reimbursed by the director or executive.  None of our directors or executives were attributed any such income in 2007.

Overall, we view the cost to the Company of these perquisites as de minimis as compared to the goodwill established between the Company and the executive.

Tax and Accounting Implications

Tax deductibility.  Section 162(m) of the Internal Revenue Code limits deductibility to any publicly-held corporation of certain compensation for a “covered employee,” consisting of our chief executive officer and three most highly paid executive officers who are employed on the last day of our fiscal year (other than the chief financial officer), in excess of $1 million per year.  If certain conditions are met, performance-based compensation may be excluded from this limitation.  While we do not design our compensation programs for tax purposes, we do design our plans to be tax efficient for the Company where possible.  However, if following the requirements of Section 162(m) would not be in the best interests of the Company and our shareholders, the Compensation Committee may conclude that the payment of non-deductible compensation is appropriate under the circumstances to allow us to pay competitive compensation to our executive officers.

Accounting for stock-based compensation.  Beginning on January 1, 2006, we began accounting for stock-based payments, including stock options, performance shares and restricted stock awards, in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”).  The Compensation Committee and the chief executive officer take into consideration the accounting treatment under FAS 123R of alternative award proposals when determining the form and amount of equity compensation awards.  Because our determinations regarding equity awards are generally based on a dollar value, as discussed above, FAS 123R has impacted the size and terms of our equity awards.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2007, Messrs. Hickey, Hourani and Moszkowski served as the members of the Compensation Committee, with Mr. Moszkowski serving as the chairperson.  None of these members has ever been an officer or employee of the Company or any of its subsidiaries or had any relationship during fiscal year 2007 that would require disclosure under Item 404 of SEC Regulation S-K.  During fiscal year 2007, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity, one of whose executive officers served on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee, comprised solely of independent directors, has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management.  Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2007.

The Compensation Committee

Neal Moszkowski (Chairperson)

Alif Hourani

Kevin Hickey

Summary Compensation Table

The following summary compensation table sets forth the compensation earned or paid, during fiscal years 2006 and 2007, to Todd Farha, our Chairman, President and Chief Executive Officer, Paul Behrens, our Senior Vice President and Chief Financial Officer, and the three most highly compensated executive officers who were serving as such as of the end of fiscal year 2007.  As previously disclosed, Mr. Farha terminated as our President and Chief Executive Officer, Mr. Behrens terminated as our Senior Vice President and Chief Financial Officer, Mr. Bereday terminated as our Senior Vice President and General Counsel effective January 25, 2008 and Mr. Kottoor terminated as our Senior Vice President and Chief Information Officer effective December 19, 2008.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)

Todd Farha Chairman, President and Chief Executive Officer	2007	400,000	—	3,383,307	2,224,015	86,790	6,094,112
	2006	400,000	400,000	2,758,269	1,635,495	77,061	5,270,825

Paul Behrens Senior Vice President and Chief Financial Officer	2007	305,000	—	341,438	382,134	—	1,028,572
	2006	282,269	200,000	361,232	136,597	4,079	984,177

Thaddeus Bereday	2007	272,538	—	178,308	172,677	8,518	632,041
Senior Vice President and General Counsel	2006	256,462	150,000	50,954	129,339	9,745	596,500

Anil Kottoor Senior Vice President and Chief Information Officer(1)	2007	244,231	131,250	206,013	204,504	20,031	806,029

Adam Miller, President, National Medicare(1)	2007	278,077	182,000	249,320	262,261	10,687	982,345

(1)	Messrs. Kottoor and Miller were elected to their respective positions in January 2007 and February 2007, respectively.
(2)

Represents total salary earned by these named executive officers and includes amounts of compensation contributed by the named executive officers to our 401(k) savings plan for each respective fiscal year.

(3)

For Messrs. Kottoor and Miller, amounts represent amounts paid pursuant to our annual cash bonus plan for fiscal year 2007. For a discussion of these awards, see “Compensation Discussion and Analysis — Components of Compensation Program — Annual Cash Bonus.”

(4)

The amounts included in the “Stock Awards” and “Option Awards” columns are the amounts of compensation cost related to performance shares (with respect to Mr. Farha only), restricted stock awards and stock option awards, respectively, recognized by us in our financial statements during fiscal years 2007 and 2006, respectively, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be realized by the executives. For a discussion of valuation assumptions and methodologies, see Note 2 to our 2007 consolidated financial statements included in this 2007 Form 10-K, Note 2 to our 2006 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2006, Note 14 to our 2005 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2005 and Note 10 to our 2004 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2004.

(5)	The following table shows the components of the “All Other Compensation” for fiscal year 2007:

Name	Year	Housing & Automobile Allowance ($)(1)	Relocation ($)(2)	Supplemental Life ($)(3)	Supplemental Disability ($)(3)	401(k) Match ($)	Tax Gross-Ups ($)(4)	All Other Compensation ($)

Todd Farha	2007	48,000	—	1,586	3,414	7,750	26,040	86,790

Paul Behrens	2007	—	—	—	—	—	—	—

Thaddeus Bereday	2007	—	—	—	2,828	4,673	1,017	8,518

Anil Kottoor	2007	—	16,758	—	—	3,273	—	20,031

Adam Miller	2007	—	5,966	—	—	4,721	—	10,687

(1)	Represents a cash allowance of $4,000 per month. See “Compensation Discussion and Analysis — Perquisites.”
(2)	Amounts represent the amounts paid by the Company for the relocation of Messrs. Kottoor and Miller to Tampa, Florida in connection with their hire.
(3)

During fiscal year 2007, pursuant to their employment agreements, Mr. Farha was entitled to an annual allowance of up to $5,000, and Mr. Bereday was entitled to an annual allowance of up to $3,000, toward supplemental life and disability insurance. Amounts represent amounts paid by the Company pursuant to such allowance for each officer. Mr. Behrens was also entitled to an annual allowance of up to $3,000 toward supplemental life and disability insurance; however, no amounts were paid by the Company for this benefit during fiscal year 2007.

(4)

Represents payments to cover any income taxes attributed to Messrs. Farha and Bereday due to the provision of the housing and automobile allowance and supplemental life and disability allowances, as applicable.

Grants of Plan-Based Awards

The following table sets forth information regarding each grant of a plan-based award made to a named executive officer during fiscal year 2007.  All plan-based awards made during fiscal year 2007 were equity awards under our 2004 Equity Incentive Plan (the “2004 Equity Plan”) and, other than continued service through the applicable vesting dates, are not subject to pre-established performance goals.

Name	Grant Date(1)	Approval Date(1)	All Other Stock Awards: Number of Shares of Stock or Units(2)(10) (#)		All Other Option Awards: Number of Securities Underlying Options(3)(10) (#)		Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(11)

Todd Farha	3/13/07	3/13/07	—		200,000	(5)	85.53	5,184,260

Paul Behrens	3/13/07	3/13/07	7,308	(6)	—		—	625,053
	3/13/07	3/13/07	—		16,352	(5)	85.53	423,865
	3/13/07	3/13/07	—		13,004	(6)	85.53	199,966
	8/3/07	7/26/07	9,627	(8)	—		—	1,000,053

Thaddeus Bereday	3/13/07	3/13/07	2,339	(6)	—		—	200,055
	3/13/07	3/13/07	—		5,233	(5)	85.53	135,646
	3/13/07	3/13/07	—		4,161	(7)	85.53	63,985
	8/3/07	7/26/07	2,407	(8)	—		—	250,039

Anil Kottoor	1/2/07	12/21/06	10,848	(9)	—		—	750,031
	1/2/07	12/21/06	—		29,516	(9)	69.14	684,417
	3/13/07	3/13/07	1,754	(6)	—		—	150,020
	3/13/07	3/13/07	—		3,925	(5)	85.53	101,741
	3/13/07	3/13/07	—		3,121	(7)	85.53	47,993
	8/3/07	7/26/07	3,851	(8)	—		—	400,042

Adam Miller	3/13/07	3/13/07	1,462	(6)	—		—	125,045
	3/13/07	3/13/07	—		3,270	(5)	85.53	84,763
	3/13/07	3/13/07	—		2,601	(6)	85.53	39,996
	8/3/07	7/26/07	3,370	(8)	—		—	350,076

(1)	Our equity award process is described in more detail under “Compensation Discussion and Analysis — Equity Award Process.”
(2)	This column shows the number of shares of restricted stock granted to our named executive officers in fiscal year 2007.
(3)	This column shows the number of stock options granted to our named executive officers in fiscal year 2007.
(4)	This column shows the exercise price for the stock options granted, which was the closing market price of our stock on the date of grant.
(5)	Award vested as to 25% on March 13, 2008, and vests as to 25% on March 13, 2009, 25% on March 13, 2010 and 25% on March 13, 2011.
(6)	Award vested as to 20% on March 13, 2008, and vests as to 20% on March 13, 2009, 20% on March 13, 2010, 20% on March 13, 2011 and 20% on March 13, 2012.
(7)	Award vested as to 100% on the date of grant.
(8)	Award vested as to 20% on August 3, 2008, and vests as to 20% on August 3, 2009, 20% on August 3, 2010, 20% on August 3, 2011 and 20% on August 3, 2012.
(9)	Award vested as to 20% on January 2, 2008, and vests as to 20% on January 2, 2009, 20% on January 2, 2010, 20% on January 2, 2011 and 20% on January 2, 2012.
(10)	Acceleration of vesting of awards made under the 2004 Equity Plan is described in more detail below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”
(11)

This column shows the full grant date fair value of stock options and restricted stock granted to our named executive officers in fiscal year 2007 calculated in accordance with FAS 123R. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the executives.

Employment Agreements with Named Executive Officers

Todd Farha

Mr. Farha terminated as our President and Chief Executive Officer in January 2008; however, Mr. Farha served as our President and Chief Executive Officer pursuant to an amended and restated employment agreement dated June 6, 2005, pursuant to which he was entitled to certain payments and benefits upon termination or a change in control of the Company.  For a description of each of these provisions and payments, as well as the separation agreement entered into between the Company and Mr. Farha, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Paul Behrens

Mr. Behrens terminated as our Senior Vice President and Chief Financial Officer in January 2008; however, Mr. Behrens served as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement dated September 15, 2003, pursuant to which he was entitled to certain payments and benefits upon termination.  For a description of each of these provisions and payments, as well as the separation agreement entered into between the Company and Mr. Behrens, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Thaddeus Bereday

Mr. Bereday terminated employment as our Senior Vice President and General Counsel in January 2008.  For a description of the separation agreement entered into between the Company and Mr. Bereday upon his termination of employment, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Anil Kottoor

Pursuant to an offer letter with Mr. Kottoor, dated December 18, 2006, Mr. Kottoor agreed to serve as our Senior Vice President and Chief Information Officer with an initial annual base salary of $250,000 and an initial annual cash bonus target of 35% of his base salary.  Mr. Kottoor also received a grant of restricted stock with a grant date fair value equal to approximately $750,000, as well as a stock option grant with a grant date fair value equal to approximately $750,000, each of which vest over a five-year period and was granted pursuant to our 2004 Equity Plan.  In addition, the offer letter provided that we would reimburse Mr. Kottoor for temporary living expenses, not to exceed $4,000 per month for a period of three months, and pay reasonable expenses for him to relocate to Tampa, Florida.

Pursuant to the offer letter described above as well as a letter agreement entered into between the Company and Mr. Kottoor in July 2008, Mr. Kottoor was also entitled to certain additional payments and benefits in the event his employment was terminated by us under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”  See also the “Compensation Discussion and Analysis” above.

Adam Miller

Pursuant to an offer letter with Mr. Miller, dated January 17, 2006, Mr. Miller agreed to serve as our Chief Operating Officer, PDP with an initial annual base salary of $270,000 and an initial annual cash bonus target of 50% of his base salary, with a guaranteed cash bonus of 35% of his base salary during fiscal year 2006.  In addition, the offer letter provided for a one-time cash signing bonus of $227,000 and that we would pay reasonable relocation expenses, up to $35,000, for him to relocate to Tampa, Florida.  Mr. Miller also received a grant of 25,000 shares of restricted stock and stock options to purchase 60,000 shares of common stock, each of which vest over a five-year period and was granted pursuant to our 2004 Equity Plan.

Pursuant to the offer letter described above, Mr. Miller is also entitled to certain additional payments and benefits in the event his employment is terminated by us under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options, stock that has not vested and, with respect to Mr. Farha only, performance share awards for the named executive officers outstanding as of December 31, 2007.  Unless otherwise noted, all vesting is based upon the continued service of the executive.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(37)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(37)
Todd Farha	77,926	3,389	(1)	8.33	2/6/14	8,000	(2)	339,280	240,279	(3)	10,190,232
	110,000	110,000	(4)	34.95	6/6/12	165,000	(5)	6,997,650	—		—
	20,000	80,000	(6)	41.74	3/13/13	—		—	—		—
	—	200,000	(7)	85.53	9/13/11	—		—	—		—

Paul Behrens	7,792	339	(8)	8.33	2/6/14	1,200	(9)	50,892	—		—
	3,240	4,860	(10)	36.45	7/27/12	7,668	(11)	325,200	—		—
	3,222	12,891	(12)	50.16	7/27/13	7,308	(13)	309,932	—		—
	4,028	—		50.16	7/27/13	9,627	(14)	408,281	—		—
	—	16,352	(15)	85.53	9/13/11	—		—	—		—
	13,004	—		85.53	9/13/11	—		—	—		—

Thaddeus Bereday	15,585	678	(16)	8.33	2/6/14	1,200	(17)	50,892	—		—
	8,750	1,250	(18)	17.00	6/30/14	3,834	(19)	162,600	—		—
	3,240	4,860	(20)	36.45	7/27/12	2,339	(21)	99,197	—		—
	2,014	8,056	(22)	50.16	7/27/13	2,407	(23)	102,081	—		—
	2,518	—		50.16	7/27/13	—		—	—		—
	—	5,233	(24)	85.53	9/13/11	—		—	—		—
	4,161	—		85.53	9/13/11	—		—	—		—

Anil Kottoor	—	29,516	(25)	69.14	1/1/14	10,848	(26)	460,064	—		—
	—	3,925	(27)	85.53	9/13/11	1,754	(28)	74,387	—		—
	3,121	—		85.53	9/13/11	3,851	(29)	163,321	—		—

Adam Miller	—	48,000	(30)	38.11	1/18/13	20,000	(31)	848,200	—		—
	—	5,640	(32)	50.16	7/27/13	959	(33)	40,671	—		—
	1,762	—		50.16	7/27/13	1,462	(34)	62,003	—		—
	—	3,270	(35)	85.53	9/13/11	3,370	(36)	142,922	—		—
	2,601	—		85.53	9/13/11	—		—	—		—

(1)	Of this amount, 1,694 options vested on January 31, 2008 and 1,695 options vested on February 29, 2008.
(2)	Of this amount, 4,000 shares vested on March 15, 2008 and 4,000 shares will vest on March 15, 2009.
(3)

Pursuant to an award agreement dated June 6, 2005, Mr. Farha was eligible to receive a maximum of 240,279 shares of our common stock based upon the achievement of certain performance criteria. Specifically, Mr. Farha was eligible to earn a (i) threshold of 32,500 shares, (ii) target of 65,000 shares, or (iii) a maximum of 130,000 shares subject to the award (the maximum of 130,000 shares are referred to as the “First Tranche Shares”) on June 6, 2008 based on achievement of compounded annual percentage increases in diluted net income per share (“EPS”) over the three-year period measured from January 1, 2005 through December 31, 2007. Any portion of the First Tranche Shares not earned as of June 6, 2008 were to be available for issuance on June 6, 2010 (together with the remaining 110,279 shares) based on achievement of cumulative EPS goals for the five-year period measured from January 1, 2005 through December 31, 2010 (the “Second Tranche Shares”). Due to his termination of employment in January 2008, Mr. Farha forfeited the Second Tranche Shares. As of December 31, 2007, our cumulative EPS growth over the three-year performance period applicable to the First Tranche Shares exceeded the maximum cumulative EPS goal of $5.59 per share. Accordingly, pursuant to SEC disclosure requirements, we have included the maximum number of shares subject to the First Tranche Shares in the table above; however, Mr. Farha’s ability to receive these shares is subject in entirety to the additional conditions and terms of his separation agreement with us, as discussed under “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

(4)	Of this amount, 55,000 options vested on June 6, 2008 and the remaining 55,000 options will vest on June 6, 2009.
(5)	Of this amount, 55,000 shares vested on June 6, 2008, 55,000 shares will vest on June 6, 2009 and 55,000 shares will vest on June 6, 2010.
(6)	Of this amount, 20,000 options vested on March 13, 2008, 20,000 options will vest on March 13, 2009, 20,000 options will vest on March 13, 2010 and 20,000 options will vest on March 13, 2011.
(7)	Of this amount, 50,000 options vested on March 13, 2008, 50,000 options will vest on March 13, 2009, 50,000 options will vest on March 13, 2010 and 50,000 options will vest on March 13, 2011.
(8)	Of this amount, 170 options vested on January 31, 2008 and 169 options vested on February 29, 2008.
(9)	Of this amount, 600 shares vested on March 15, 2008 and 600 shares will vest on March 15, 2009.
(10)	Of this amount, 1,620 options vested on July 27, 2008, 1,620 options will vest on July 27, 2009 and 1,620 options will vest on July 27, 2010.
(11)	Of this amount, 1,917 shares vested on March 13, 2008, 1,917 shares will vest on March 13, 2009, 1,917 shares will vest on March 13, 2010 and 1,917 shares will vest on March 13, 2011.
(12)	Of this amount, 3,223 options vested on July 27, 2008, 3,222 options will vest on July 27, 2009, 3,223 options will vest on July 27, 2010 and 3,223 options will vest on July 27, 2011.
(13)

Of this amount, 1,461 shares vested on March 13, 2008, 1,462 shares will vest on March 13, 2009, 1,461 shares will vest on March 13, 2010, 1,462 shares will vest on March 13, 2011 and 1,462 shares will vest on March 13, 2012.

(14)

Of this amount, 1,925 shares vested on August 3, 2008, 1,925 shares will vest on August 3, 2009, 1,926 shares will vest on August 3, 2010, 1,925 shares will vest on August 3, 2011 and 1,926 shares will vest on August 3, 2012.

(15)	Of this amount, 4,088 options vested on March 13, 2008, 4,088 options will vest on March 13, 2009, 4,088 options will vest on March 13, 2010 and 4,088 options will vest on March 13, 2011.
(16)	Of this amount, 339 options vested on January 31, 2008 and 339 options vested on February 29, 2008.
(17)	Of this amount, 600 shares vested on March 15, 2008 and 600 shares will vest on March 15, 2009.
(18)

Of this amount, 208 options vested on January 31, 2008, 208 options vested on February 29, 2008, 209 options vested on March 31, 2008, 208 options vested on April 30, 2008, 208 options vested on May 31, 2008 and 209 options vested on June 30, 2008.

(19)	Of this amount, 958 shares vested on March 13, 2008, 959 shares will vest on March 13, 2009, 958 shares will vest on March 13, 2010 and 959 shares will vest on March 13, 2011.
(20)	Of this amount, 1,620 options vested on July 27, 2008, 1,620 options will vest on July 27, 2009 and 1,620 options will vest on July 27, 2010.

(21)

Of this amount, 467 shares vested on March 13, 2008, 468 shares will vest on March 13, 2009, 468 shares will vest on March 13, 2010, 468 shares will vest on March 13, 2011 and 468 shares will vest on March 13, 2012.

(22)	Of this amount, 2,014 options vested on July 27, 2008, 2,014 options will vest on July 27, 2009, 2,014 options will vest on July 27, 2010 and 2,014 options will vest on July 27, 2011.
(23)

Of this amount, 481 shares vested on August 3, 2008, 481 shares will vest on August 3, 2009, 482 shares will vest on August 3, 2010, 481 shares will vest on August 3, 2011 and 482 shares will vest on August 3, 2012.

(24)	Of this amount, 1,308 options vested on March 13, 2008, 1,308 options will vest on March 13, 2009, 1,308 options will vest on March 13, 2010 and 1,309 options will vest on March 13, 2011.
(25)

Of this amount, 5,903 options vested on January 2, 2008, 5,903 options will vest on January 2, 2009, 5,903 options will vest on January 2, 2010, 5,903 options will vest on January 2, 2011 and 5,904 options will vest on January 2, 2012.

(26)

Of this amount, 2,169 shares vested on January 2, 2008, 2,170 shares will vest on January 2, 2009, 2,169 shares will vest on January 2, 2010, 2,170 shares will vest on January 2, 2011 and 2,170 shares will vest on January 2, 2012.

(27)	Of this amount, 981 options vested on March 13, 2008, 981 options will vest on March 13, 2009, 981 options will vest on March 13, 2010 and 982 options will vest on March 13, 2011.
(28)

Of this amount, 350 options vested on March 13, 2008, 351 options will vest on March 13, 2009, 351 options will vest on March 13, 2010, 351 options will vest on March 13, 2011 and 351 options will vest on March 13, 2012.

(29)

Of this amount, 770 shares vested on August 3, 2008, 770 shares will vest on August 3, 2009, 770 shares will vest on August 3, 2010, 770 shares will vest on August 3, 2011 and 771 shares will vest on August 3, 2012.

(30)	Of this amount, 12,000 options vested on January 18, 2008, 12,000 options will vest on January 18, 2009, 12,000 options will vest on January 18, 2010 and 12,000 options will vest on January 18, 2011.
(31)	Of this amount, 5,000 shares vested on January 18, 2008, 5,000 shares will vest on January 18, 2009, 5,000 shares will vest on January 18, 2010 and 5,000 shares will vest on January 18, 2011.
(32)	Of this amount, 1,410 options vested on July 27, 2008, 1,410 options will vest on July 27, 2009, 1,410 options will vest on July 27, 2010 and 1,410 options will vest on July 27, 2011.
(33)	Of this amount, 239 shares vested on March 13, 2008, 239 shares will vest on March 13, 2009, 240 shares will vest on March 13, 2010 and 241 shares will vest on March 13, 2011.
(34)

Of this amount, 293 shares vested on March 13, 2008, 292 shares will vest on March 13, 2009, 293 shares will vest on March 13, 2010, 292 shares will vest on March 13, 2011 and 292 shares will vest on March 13, 2012.

(35)	Of this amount, 817 options vested on March 13, 2008, 818 options will vest on March 13, 2009, 817 options will vest on March 13, 2010 and 818 options will vest on March 13, 2011.
(36)

Of this amount, 674 shares vested on August 3, 2008, 674 shares will vest on August 3, 2009, 674 shares will vest on August 3, 2010, 674 shares will vest on August 3, 2011 and 674 shares will vest on August 3, 2012.

(37)	Value based on $42.41 per share which was the closing price of our common stock on the NYSE on December 31, 2007.

Option Exercises and Stock Vested

The table below sets forth the number of stock options exercised and the value realized upon exercise of the stock options, or the vesting of restricted stock and the value realized, for the named executive officers during fiscal year 2007.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($ )(2)

Todd Farha	—	—	59,000	5,357,170
Paul Behrens	—	—	88,499	8,029,978
Thaddeus Bereday	—	—	1,558	133,526
Anil Kottoor	—	—	—	—
Adam Miller	13,410	680,236	5,239	384,192

(1)	The value realized is calculated by multiplying the number of shares by the difference between the market price of our common stock at time of exercise and the exercise price of the stock option.
(2)	The value realized is calculated by multiplying the number of shares vested by the closing market price of our common stock on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

We did not maintain a pension or nonqualified deferred compensation plan during fiscal year 2007.

Potential Payments to Named Executive Officers upon Termination or Change in Control

Overview

Messrs. Farha, Bereday and Behrens all served as executive officers pursuant to employment agreements with us.  As described above, Messrs. Kottoor and Miller serve as executive officers pursuant to offer letters, and we executed an additional letter agreement with Mr. Kottoor in July 2008.  In the case of Messrs. Farha, Bereday and Behrens, the employment agreements included, and with respect to Messrs. Kottoor and Miller, the offer letters and letter agreement included provisions providing for certain payments and benefits to the named executive officers upon certain terminations of employment with us.  In addition, our Equity Plans (as defined under “Treatment of Equity Awards” below) provide for certain continued vesting or acceleration upon such terminations as well (and, in the case of Mr. Farha, upon a change in control of the Company without termination of employment).  As previously disclosed and discussed above, Messrs. Farha, Bereday and Behrens resigned from their respective named executive officer and director positions with the Company on January 25, 2008, and Mr. Kottoor’s employment was terminated effective December 19, 2008.  Pursuant to SEC disclosure requirements, however, for Messrs. Farha, Behrens and Kottoor, we are required to describe and quantify each potential termination scenario under their prior agreements in addition to the actual payments received by each officer upon their actual termination from the Company.  We have provided this disclosure below.

Definitions

For the purpose of the following discussion, the following terms generally have the following meanings:

•                  A “change in control” generally occurs upon:  (i) any person acquiring more than 50% of our voting shares; (ii) a majority of our incumbent directors being replaced; (iii) the consummation of a merger, consolidation or other business combination in which more than 50% of the outstanding common stock of the Company is no longer held by the stockholders of the Company prior to such transaction, or a liquidation or sale of all or substantially all of our assets; or (iv) any other event or circumstance which the Board determines constitutes a change in control.

•                  “termination for good reason” generally means that the executive terminated as the result of:  (i) a material diminution in authority, duties and responsibilities; (ii) any material failure by us to make any payment of compensation or benefits provided for by the respective agreement, or any other material breach of the respective agreement; (iii) with respect to Mr. Farha only, permanent relocation by more than 50 miles from Mr. Farha’s offices in Tampa, Florida or New York, New York; or (iv) with respect to Mr. Farha only, removal from the Board other than pursuant to cause pursuant to stockholder vote or due to his resignation from the Board, in each case, subject to the Company’s right to a reasonable opportunity to cure.

•                  “termination for cause” generally means that we terminate the executive as the result of:  (i) any act or omission by the executive representing a material breach of the respective agreement; (ii) the executive being convicted of, or pleading guilty to, a felony or other crime that involves financial misconduct under any federal or state law; or (iii) the executive’s bad faith, willful and/or reckless acts in the performance of executive’s duties, to the material detriment of the Company; in each case, subject to the executive’s right to a reasonable opportunity to cure (and, with respect to Mr. Farha only, he was only entitled to be terminated for “cause” upon the affirmative vote of at least two-thirds of the Board).

•                  “change in reporting relationship,” which applies with respect to Mr. Kottoor’s letter agreement dated July 2, 2008 (as described below) only, means a change in the reporting relationship whereby Mr. Kottoor no longer reports directly to the Chief Executive Officer of the Company.

Treatment of Equity Awards

The triggering event for acceleration of vesting of equity awards upon termination or a change in control depends on the plan or particular agreement under which the awards were granted.  Below are summaries of the triggering events under the plans and/or agreements thereunder (collectively, the “Equity Plans”) which are applicable to our named executive officers:

•                  2004 Equity Plan:  Under the 2004 Equity Plan, unvested awards of restricted stock will vest: (i) in the event of the executive’s death, disability or retirement; or (ii) if there is a change in control and the executive’s employment is terminated within one year of the change in control by the Company without cause or by the executive for good reason.  Unvested awards of stock options will vest if there is a change in control and the executive’s employment is terminated within one year of the change in control: (i) by the Company without cause; (ii) by the executive for good reason; or (iii) by reason of the executive’s death, disability or retirement.

•                  Farha Equity Award Agreements:  In conjunction with the renegotiation of Mr. Farha’s employment agreement in June 2005, he was awarded stock options to acquire 220,000 shares of our common stock, 220,000 shares of restricted stock and up to 240,279 performance shares.

•                  Stock Options.  The vesting of Mr. Farha’s June 2005 option award was to accelerate in full, and remain exercisable for one year thereafter, in the event of his termination of employment (i) as a result of his death, disability or retirement, or (ii) by Mr. Farha for good reason or by us without cause within two years after a change in control.  Absent a change in control, in the event of the termination of Mr. Farha’s employment by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s option grant was to accelerate on a pro rata basis based on the number of months elapsed from the grant date, as compared to the 48-month term, and was to remain exercisable for one year thereafter.

•                  Restricted Stock.  The vesting of Mr. Farha’s June 2005 restricted stock award was to accelerate in full in the event of Mr. Farha’s termination of employment (i) as a result of his death, disability or retirement, or (ii) by Mr. Farha for good reason or by us without cause, within two years after a change in control.  Absent a change in control, in the event of the termination of Mr. Farha’s employment by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s restricted stock award was to accelerate on a pro rata basis based on the number of months elapsed from the grant date, as compared to the 60-month term.

•                  Performance Shares.  The vesting of Mr. Farha’s performance awards was to accelerate in full at the target level (i) in the event of Mr. Farha’s termination of employment as a result of his death, disability or retirement, or (ii) upon a change in control.  Absent a change in control, in the event of the termination of Mr. Farha’s employment by Mr. Farha for good reason or by us without cause, the vesting of Mr. Farha’s performance award was to accelerate on a pro rata basis at the target level based on the number of months elapsed from the grant date as compared to the 60-month term or, if termination occurred after the first vesting date, as compared to the remaining 24-month term.

In addition, due to the ongoing government investigations, in March 2008 the Compensation Committee approved a policy which provides that in the event of termination of employment due to a reduction in force or termination by WellCare without cause, the post-termination exercise period for any vested but unexercised stock options held by the terminated employee will be extended until 30 days after the date on which the exercise of such options will no longer violate applicable Federal, state, local and foreign laws, including securities laws (the “Post-Termination Option Policy”).  This policy applies equally to all employees of WellCare.

Assumptions

For purposes of quantifying any payments to be made to the executives in the event of termination of employment or upon a change in control, other than as set forth below with respect to Mr. Kottoor and with respect to Mr. Bereday, it is assumed that the hypothetical termination event occurred on December 31, 2007.  For purposes of valuing the acceleration of vesting of equity awards, option values are equal to the number of options multiplied by the difference between the exercise price of the particular option and $42.41, which was the closing price of our common stock on the NYSE on December 31, 2007.  Restricted stock award values are equal to the number of restricted shares multiplied by $42.41.

In calculating the amounts estimated to be paid to Mr. Farha upon a change in control pursuant to Section 4999 of the IRC, it was assumed that:  (i) the change in control and Mr. Farha’s termination occurred on December 31, 2007; (ii) all equity awarded under the 2004 Equity Plan vested and were sold on December 31, 2007; (iii) Mr. Farha’s fiscal year 2007 base salary rate was used to calculate his salary severance payments; and (iv) the Social Security Wage Base was reached prior to his termination date.  In addition, the following tax rates were assumed to apply:  excise tax rate of 20%; Medicare tax rate of 1.45%; applicable state tax rate of 0% in Florida; and a Federal tax rate of 35%.

Summary and Quantification of Payments

Below are descriptions of the circumstances under which each of our named executive officers would be (or, in the case of Messrs. Farha, Behrens and Kottoor, would have been) entitled to payments upon the occurrence of a change in control or termination of employment, as applicable, as of December 31, 2007 (except as provided below for Mr. Kottoor), and a quantification of such payments under the terms of the applicable agreements between us and each of our named executive officers.  All of the descriptions are qualified by reference to the applicable agreements between us and each of our named executive officers and the quantification of the hypothetical payments are subject to the assumptions described above.  The actual amounts to be paid to Mr. Miller will only be determined at the time of his actual termination.

Todd Farha, former Chairman, President and Chief Executive Officer

Todd Farha served as our President and Chief Executive Officer pursuant to an amended and restated employment agreement dated June 6, 2005.  Pursuant to SEC requirements, the following sets forth the termination and change in control payments and benefits that would have been available to Mr. Farha pursuant to the employment agreement and/or the Equity Plans upon the events described below.  For the actual termination agreement entered into with Mr. Farha upon his resignation as our Chairman, President and Chief Executive Officer in January 2008, see “Separation Agreement” below.

Termination without cause or for good reason.  If Mr. Farha’s employment was terminated by us without cause or by Mr. Farha for good reason, Mr. Farha was entitled to continue to receive his base salary as in effect immediately prior to such termination for one year, equal to $400,000.  Mr. Farha was also entitled to receive his target annual cash bonus for the year of termination, payable when the other annual bonuses were paid to the employees of the Company; however, no such bonus was paid to Mr. Farha for fiscal year 2007.  He was also entitled to continuation of benefits for 12 months following termination, equal to approximately $12,200, and to the value of any unused, accrued vacation time equal to approximately $7,692.  Further, pursuant to the Equity Plans, certain of Mr. Farha’s unvested equity awards were to vest and become immediately exercisable, resulting in a value of $5,294,350.

Termination following a change in control.  If Mr. Farha’s employment was terminated by us without cause or by Mr. Farha for good reason following a change in control, he was entitled to continue to receive his base salary as in effect immediately prior to such termination for 24 months, equal to $800,000.  He was also entitled to continuation of benefits for 12 months following termination, equal to approximately $12,200, and to the value of any unused, accrued vacation time equal to approximately $7,692.  Further, pursuant to the Equity Plans, certain of Mr. Farha’s unvested equity awards were to vest and become immediately exercisable, resulting in a value of $13,724,430.  We were also obligated to make additional payments to Mr. Farha if he were to incur any excise taxes pursuant to Section 4999 of the IRC on account of the benefits and payments provided under the agreement or otherwise, subject to certain limitations.  The additional payments were to be in an amount such that, after taking into account all applicable federal, state and local taxes applicable to such additional payments, Mr. Farha would be able to retain from such additional payments an amount equal to the excise taxes that were imposed.  This additional payment would have equaled approximately $3,325,821.

Change in control.  Upon the occurrence of a change in control, irrespective of whether Mr. Farha’s employment was terminated as described above, his performance shares were to vest in full at the target amount, resulting in a value of $5,513,300.  We were also obligated to make additional payments to Mr. Farha if he were to incur any excise taxes pursuant to Section 4999 of the IRC on account of the benefits and payments provided under the agreement or otherwise, subject to certain limitations.  The additional payments were to be in an amount such that, after taking into account all applicable federal, state and local taxes applicable to such additional payments, Mr. Farha would be able to retain from such additional payments an amount equal to the excise taxes that are imposed.  This additional payment would have equaled approximately $2,125,309.

Termination upon death.  If Mr. Farha’s employment was terminated as the result of death, then Mr. Farha’s estate was entitled to the value of his base salary as in effect immediately prior to such termination for three months, equal to $100,000.  His estate was also entitled to the value of any unused, accrued vacation time equal to approximately $7,692.  Further, pursuant to the Equity Plans, certain of Mr. Farha’s unvested equity awards were to vest and become immediately exercisable, resulting in a value of $13,670,830.  In addition, Mr. Farha’s estate was to receive a death benefit in the amount of $250,000 which was attributable to the portion of the premium that we pay under a supplemental life insurance policy.  This insurance benefit would not have been paid by us, but by a third party insurer.

Termination upon disability.  If Mr. Farha’s employment was terminated as the result of disability, then Mr. Farha was entitled to continue to receive his base salary as in effect immediately prior to such termination for three months, equal to $100,000.  He also was entitled to continuation of benefits for three months following termination, equal to approximately $3,050, and to the value of any unused, accrued vacation time equal to approximately $7,692.  Further, pursuant to the Equity Plans, certain of Mr. Farha’s unvested equity awards were to vest and become immediately exercisable, resulting in a value of $13,670,830.  In addition, Mr. Farha was to receive a disability benefit of $15,000 per month for up to five years, for a potential total of up to $900,000, under his supplemental disability insurance policy.  This insurance benefit would not have been paid by us, but by a third party insurer.

Termination upon retirement.  If Mr. Farha’s employment was terminated as the result of retirement, Mr. Farha was entitled to the value of any unused, accrued vacation time equal to approximately $7,692.  Further, pursuant to the Equity Plans, certain of Mr. Farha’s unvested equity awards were to vest and become immediately exercisable, resulting in a value of $13,670,830.

Termination for cause or voluntarily.  If Mr. Farha’s employment was terminated by us for cause or voluntarily by him, then Mr. Farha was only entitled to the value of any unused, accrued vacation time equal to approximately $7,692.

The employment agreement provided for standard confidentiality, invention assignment and non-competition and non-solicitation provisions for one year following termination of employment.

Separation Agreement.  On January 25, 2008, Mr. Farha resigned as President, Chief Executive Officer and Chairman of the Board.  Mr. Farha’s resignation was deemed to be a “voluntary termination” by him, as described above.  Pursuant to the separation agreement, Mr. Farha agreed to assist in the orderly transition to new management of the Company by remaining as a non-executive employee of the Company through March 31, 2008, during which time he was entitled to continued receipt of his base salary.  In addition, until June 30, 2008, Mr. Farha was required to make himself available to assist us with business transition issues at a rate of $500 per hour, plus reasonable expenses.  We did not retain Mr. Farha pursuant to this provision.  Pursuant to the separation agreement, Mr. Farha received only a lump-sum payment in the amount of $17,223, representing accrued vacation time at the time of termination of his employment.  In addition, he released and waived all claims against us, except as otherwise required by law or as provided for in the separation agreement, and agreed to remain subject to the confidentiality and one-year non-competition and non-solicitation provisions described above, as well as a non-disparagement provision set forth in the separation agreement.  In turn, we agreed that the indemnification rights of Mr. Farha pursuant to the employment agreement, as well as Mr. Farha’s rights under his indemnification agreement with us and pursuant to our charter documents, would survive termination of his employment, as provided for thereby.

With the exception of Mr. Farha’s performance shares, all of Mr. Farha’s unvested equity awards lapsed and were forfeited as of March 31, 2008 in accordance with the terms of the Equity Plans.  In the case of Mr. Farha’s performance shares, his award agreement was amended so that he is eligible to vest in up to 130,000 of his unvested performance shares if certain specified conditions have been satisfied prior to June 6, 2010.  The remaining 110,279 shares subject to the award were forfeited.  Specifically, Mr. Farha’s rights to receive up to 130,000 of the shares subject to the performance award are to be extinguished and will lapse unless all of the following conditions have been met by June 6, 2010:

•                  the Company has achieved the maximum cumulative adjusted EPS goal for the vesting of the full 130,000 shares, the target cumulative adjusted EPS goal for the vesting of 65,000 shares, or the threshold cumulative adjusted EPS goal for the vesting of 32,500 shares, as applicable, for the measurement period of January 1, 2005 through December 31, 2007;

•                  no loss contingencies have been identified for subsequent periods which, had they been identified and accrued in such measurement period, would have resulted in the cumulative adjusted EPS not meeting the relevant cumulative adjusted EPS described above;

•                  Mr. Farha has not become subject to any legal proceeding brought or threatened, or that could be but has not yet been brought, by any governmental entity in connection with the ongoing investigations; and

•                  we have not been required to have entered into or become subject to any criminal or civil order of any court or agency relating to the ongoing investigations, or any agreement with any governmental agency, by which there has been found to have been violations of laws, rules or regulation by us during the measurement period for such shares, or the period prior thereto.

Paul Behrens, former Senior Vice President and Chief Financial Officer

Paul Behrens served as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement dated September 15, 2003.  Pursuant to SEC requirements, the following sets forth the termination payments and benefits that would have been available to Mr. Behrens pursuant to the employment agreement and/or the Equity Plans upon the events described below.  For the actual termination agreement entered into with Mr. Behrens upon his resignation as our Senior Vice President and Chief Financial Officer in January 2008, see “Separation Agreement” below.

Termination without cause or for good reason.  If Mr. Behrens’ employment was terminated by us without cause or by him for good reason, he was entitled to continue to receive a salary for 12 months following the date of termination, equal to $275,000.  He was also entitled to continuation of benefits for 12 months following termination, equal to approximately $9,883.

Termination following a change in control.  If Mr. Behrens’ employment was terminated by us without cause or by him for good reason following a change in control, he was entitled to continue to receive a salary for 12 months following the date of termination, equal to $275,000.  He was also entitled to continuation of benefits for 12 months following termination, equal to approximately $9,883.  Further, pursuant to the Equity Plans, certain of Mr. Behrens’ unvested equity awards were to vest and become immediately exercisable, resulting in a value of $1,123,271.

Termination upon death.  If Mr. Behrens’ employment was terminated as the result of death, Mr. Behrens’ estate was entitled to the value of a salary for six months, equal to $137,500.  His estate was also entitled to continuation of benefits for six months following termination, equal to approximately $4,942.  Further, pursuant to the Equity Plans, certain of his unvested equity awards were to vest and become immediately exercisable, resulting in a value of approximately $1,094,305.

Termination upon disability.  If Mr. Behrens’ employment was terminated as the result of disability, Mr. Behrens was entitled to continue to receive his base salary as in effect immediately prior to such termination for six months, equal to approximately $152,500.  He was also entitled to continuation of benefits for six months following termination, equal to approximately $4,942.  Further, pursuant to the Equity Plans, certain of his unvested equity awards were to vest and become immediately exercisable, resulting in a value of approximately $1,094,305.

Termination upon retirement.  If Mr. Behrens’ employment was terminated as the result of retirement, pursuant to the Equity Plans, certain of Mr. Behrens’ unvested equity awards were to vest and become immediately exercisable, resulting in a value of $1,094,305.

The employment agreement provided for standard confidentiality, invention assignment and non-competition and non-solicitation provisions for one year following termination of employment.

Separation Agreement. On January 25, 2008, Mr. Behrens resigned as Senior Vice President and Chief Financial Officer.  Mr. Behrens’ resignation was deemed to be a “voluntary termination” by him, as described above.  Pursuant to the separation agreement, Mr. Behrens agreed to assist in the orderly transition to new management of the Company by remaining as a non-executive employee of the Company through March 31, 2008, during which time he was entitled to continued receipt of his base salary.  In addition, until June 30, 2008, Mr. Behrens was required to make himself available to assist us with business transition issues at a rate of $500 per hour, plus reasonable expenses.  We did not retain Mr. Behrens pursuant to this provision.  Pursuant to the separation agreement, Mr. Behrens received only a lump-sum payment in the amount of $662, representing accrued vacation time at the time of termination of his employment.  In addition, he released and waived all claims against us, except as otherwise required by law or as provided for in the separation agreement, and agreed to remain subject to the confidentiality and one-year non-competition and non-solicitation provisions described above, as well as a non-disparagement provision set forth in the separation agreement.  In turn, we agreed that the indemnification rights of Mr. Behrens pursuant to the employment agreement, as well as Mr. Behrens’ rights under his indemnification agreement with us and pursuant to our charter documents, would survive termination of his employment, as provided for thereby.

All of Mr. Behrens’ unvested equity awards lapsed and were forfeited as of March 31, 2008 in accordance with the terms of the Equity Plans.

Thaddeus Bereday, former Senior Vice President and General Counsel

On January 25, 2008, Mr. Bereday resigned as Senior Vice President and General Counsel.  Mr. Bereday’s resignation was deemed to be a “voluntary termination” by him pursuant to the terms of his employment agreement dated November 18, 2002.  Pursuant to the separation agreement, Mr. Bereday agreed to assist in the orderly transition to new management of the Company by remaining as a non-executive employee of the Company through March 31, 2008, during which time he was entitled to continued receipt of his base salary.  In addition, until June 30, 2008, Mr. Bereday was required to make himself available to assist us with business transition issues at a rate of $500 per hour, plus reasonable expenses.  We did not retain Mr. Bereday pursuant to this provision.

Pursuant to the separation agreement, Mr. Bereday received only a lump-sum payment in the amount of $3,392, representing accrued vacation time at the time of termination of his employment.  In addition, he released and waived all claims against us, except as otherwise required by law or as provided for in the separation agreement, and agreed to remain subject to the confidentiality and one-year non-competition and non-solicitation provisions set forth in his employment agreement, as well as a non-disparagement provision set forth in the separation agreement.  In turn, we agreed that the indemnification rights of Mr. Bereday pursuant to his employment agreement, as well as Mr. Bereday’s rights under his indemnification agreement with us and pursuant to our charter documents, would survive termination of his employment, as provided for thereby.

All of Mr. Bereday’s unvested equity awards lapsed and were forfeited as of March 31, 2008 in accordance with the terms of the Equity Plans.

Anil Kottoor, Senior Vice President and Chief Information Officer

Mr. Kottoor served as our Senior Vice President and Chief Information Officer pursuant to an offer letter dated December 18, 2006, which is described above under “Employment Agreements with Named Executive Officers.”  The following sets forth the termination payments and benefits available to Mr. Kottoor as of December 31, 2007 pursuant to the Mr. Kottoor’s offer letter, as well as the Equity Plans, upon the events described below.

Termination without cause.  If Mr. Kottoor’s employment was terminated by us without cause, he was entitled to continue to receive his base salary as in effect immediately prior to such termination for 12 months following the date of termination, equal to $250,000.  These rights were subject to Mr. Kottoor’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for one year following termination of his employment, and his execution of a waiver and release agreement in favor of the Company, as provided in his offer letter.

Termination following a change in control.  If Mr. Kottoor’s employment was terminated by us without cause following a change in control, he was entitled to continue to receive his base salary as in effect immediately prior to such termination for 12 months following the date of termination, equal to $250,000.  These rights were subject to Mr. Kottoor’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for one year following termination of his employment, and his execution of a waiver and release agreement in favor of the Company, as provided in his offer letter.  Further, pursuant to the Equity Plans, certain of Mr. Kottoor’s unvested equity awards would have vested and become immediately exercisable, resulting in a value of $697,772.

Termination upon death, disability or retirement.  If Mr. Kottoor’s employment was terminated as the result of death, disability or retirement, pursuant to the Equity Plans, certain of his unvested equity awards would have vested and become immediately exercisable, resulting in a value of approximately $697,772.

In addition to the offer letter, we entered into a letter agreement with Mr. Kottoor, dated July 2, 2008, pursuant to which Mr. Kottoor continued to serve as our Senior Vice President and Chief Information Officer with an initial annual base salary of $315,000.

In addition, the letter agreement provided that Mr. Kottoor’s currently outstanding Special Retention Bonus, 2008 Special Performance-Based Long-Term Cash Incentive Award and 2008 Focal Point Cash Bonus, as described under “Compensation Discussion and Analysis – Retention-Related Awards,” “Compensation Discussion and Analysis – Components of Compensation Program – Equity Awards” and “ – Components of Compensation Program – Annual Cash Bonus,” respectively, would be paid to Mr. Kottoor upon the termination events described below:

•                  Special Retention Bonus.  If Mr. Kottoor’s employment was terminated by us without cause prior to payment of his Special Retention Bonus in January 2009, Mr. Kottoor was entitled to receive his Special Retention Bonus in the amount of $157,500.  Mr. Kottoor received this payment in a lump sum payment on December 29, 2008.

•                  2008 Special Performance-Based Long-Term Cash Incentive Award.  If Mr. Kottoor’s employment was terminated (a) by Mr. Kottoor after the earlier of (i) May 1, 2009 or (ii) six months following a change in reporting relationship, or (b) by us without cause if prior to (i) or (ii) above, Mr. Kottoor was entitled to receive his target 2008 Special Performance-Based Long-Term Cash Incentive Award in the amount of $354,375.  Mr. Kottoor received this payment in a lump sum payment on December 29, 2008.

•                  2008 Focal Point Cash Bonus.  If Mr. Kottoor’s employment was terminated (a) by Mr. Kottoor after six months following a change in reporting relationship, or (b) by us without cause prior to payment in March 2009, Mr. Kottoor was entitled to receive the target amount of his 2008 Focal Point Cash Bonus in the amount of $252,000.  Mr. Kottoor received his 2008 Focal Point Cash Bonus, in the amount of $201,600, in a lump sum payment on December 29, 2008.

In addition to the above, the letter agreement provided Mr. Kottoor with the additional benefits upon the termination events described below:

•                  Additional Retention Bonus.  Mr. Kottoor was eligible to receive a payment in the amount of $236,250 on May 1, 2010 if Mr. Kottoor’s employment was terminated (a) by Mr. Kottoor after the earlier of (i) May 1, 2009 or (ii) six months following a change in reporting relationship, or (b) by us without cause if prior to (i) or (ii) above.  This benefit was to lapse if Mr. Kottoor’s employment did not terminate prior to June 1, 2009.  As a result of the termination of Mr. Kottoor’s employment effective December 19, 2008, Mr. Kottoor will receive the full $236,250 payable pursuant to the Additional Retention Bonus and such amount will be paid in a lump sum on May 1, 2010.  The payment of this bonus is subject to Mr. Kottoor’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for the period following termination of his employment through May 1, 2010, as well as his execution of a waiver and release agreement in favor of the Company.

•                  Equity Award Vesting Schedules.  Mr. Kottoor’s unvested restricted stock awards outstanding as of the date of the letter agreement, or a total of 13,934 shares of common stock as of such date, as well as his Equity Retention Stock Option Award (see “Compensation Discussion and Analysis – Equity Awards” above), exercisable for a total of 55,000 shares, in each case to the extent not vested, were to accelerate and vest in full upon termination of employment if Mr. Kottoor’s employment was terminated (a) by Mr. Kottoor after the earlier of (i) May 1, 2009 or (ii) six months following a change in reporting relationship, or (b) by us without cause if prior to (i) or (ii) above.  If Mr. Kottoor’s employment was not terminated prior to June 1, 2009, the original vesting schedules in his restricted stock and stock option award agreements were to remain in effect.  As a result of the termination of his employment effective December 19, 2008, 13,164 shares of Mr. Kottoor’s restricted stock vested in full in an amount of $165,340 (based on the closing price of our common stock on the NYSE on December 19, 2008), and 55,000 shares of Mr. Kottoor’s Equity Retention Stock Option Award vested in full, however, the exercise price of the options exceeded the closing price of our common stock on the NYSE on December 19, 2008.

•                  Salary Continuation.  Mr. Kottoor was eligible to receive continuation of his base salary from the date of his termination of employment through May 1, 2010 if Mr. Kottoor’s employment was terminated (a) by Mr. Kottoor after the earlier of (i) May 1, 2009 or (ii) six months following a change in reporting relationship, or (b) by us without cause if prior to (i) or (ii) above.  This benefit was to lapse if Mr. Kottoor’s employment did not terminate prior to June 1, 2009.  Pursuant to the letter agreement, Mr. Kottoor is receiving continuation of his salary from December 19, 2008 through May 1, 2010, in the aggregate amount of $430,096.  These salary continuation payments are subject to Mr. Kottoor’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for the period following December 19, 2008 through May 1, 2010, as well as his execution of a waiver and release agreement in favor of the Company.

See also “Compensation Discussion and Analysis – Mr. Kottoor’s July 2008 Letter Agreement” above.

In addition, in accordance with the Post-Termination Option Policy, Mr. Kottoor’s post-termination exercise period was extended for options to purchase up to 10,005 shares of our common stock.  Consistent with the policy, Mr. Kottoor’s option exercise period will be extended until 30 days after the date on which the exercise of such options will no longer violate applicable Federal, state, local and foreign laws, including securities laws.  As of December 19, 2008, however, the exercise prices of these options exceeded the closing price of our common stock on the NYSE on such date.

Adam Miller, President, National Medicare

Mr. Miller serves as our President, National Medicare pursuant to an offer letter dated January 17, 2006, which is described above under “Employment Agreements with Named Executive Officers.”  The following sets forth the termination payments and benefits available to Mr. Miller pursuant to the Mr. Miller’s offer letter, as well as the Equity Plans, upon the events described below:

Termination without cause or for good reason.  If Mr. Miller’s employment is terminated by us without cause or by him for good reason, he is entitled to continue to receive his base salary as in effect immediately prior to such termination for 12 months following the date of termination, equal to $270,000.  He is also entitled to continuation of benefits for 12 months following termination, which is equal to approximately $10,650, and would be entitled to outplacement services provided for by us.  These rights are subject to Mr. Miller’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for one year following termination of his employment, as well as his execution of a waiver and release agreement in favor of the Company, as provided in his offer letter.

Termination following a change in control.  If Mr. Miller’s employment is terminated by us without cause or by him for good reason following a change in control, he is entitled to continue to receive his base salary as in effect immediately prior to such termination for 12 months following the date of termination, equal to $270,000.  He is also entitled to continuation of benefits for 12 months following termination, which is equal to approximately $10,650, and would be entitled to outplacement services provided for by us.  These rights are subject to Mr. Miller’s compliance with standard confidentiality and non-disparagement provisions, as well as non-competition and non-solicitation provisions for one year following termination of his employment, as well as his execution of a waiver and release agreement in favor of the Company, as provided in the his offer letter.  Further, pursuant to the Equity Plans, certain of Mr. Miller’s unvested equity awards would vest and become immediately exercisable, resulting in a value of $1,300,196.

Termination upon death, disability or retirement.  If Mr. Miller’s employment is terminated as the result of death, disability or retirement, pursuant to the Equity Plans, certain of his unvested equity awards would vest and become immediately exercisable, resulting in a value of $1,093,796.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE

UNDER EQUITY COMPENSATION PLANS

The following table includes the specified information as of December 31, 2007 for all of our equity compensation plans which have been approved by our stockholders and all of our equity compensation plans which have not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,462,386	51.07	3,199,733

Equity compensation plans not approved by security holders(2)	312,891	9.00	—

Total	2,775,277	45.88	3,199,733

(1)

The WellCare Health Plans, Inc. 2004 Equity Incentive Plan (the “2004 Equity Plan”) was approved by our stockholders in June 2004 and the WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan (the “ESPP”) was approved by our stockholders in June 2005. As of December 31, 2007, there were 2,824,679 shares reserved for future issuance under the 2004 Equity Plan and 375,054 shares reserved for future issuance under the ESPP. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan may be increased on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013, in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,182,840 shares effective January 1, 2006 and 1,200,000 shares effective January 1, 2007. In addition to options, shares may be issued in restricted stock awards, performance awards and other stock-based awards under the 2004 Equity Plan.
(2)

Equity compensation plans not approved by our stockholders include the WellCare Holdings, LLC 2002 Employee Option Plan (the “2002 Plan”) and an aggregate of six stock option agreements (the “Non-Plan Grants”) entered into with individuals prior to our initial public offering. The 2002 Plan was adopted by our Board in September 2002 and is administered by our Compensation Committee. Under the 2002 Plan, certain employees were granted non-qualified stock options to purchase shares of our common stock at an exercise price per share equal to the fair market value of our stock on the date of grant as determined by our Board. Generally, option awards granted under the 2002 Plan vest as to 25% of the shares subject to the award on the first anniversary of the date of grant, and as to 2.083% upon the end of each full calendar month thereafter, and expire on the tenth anniversary of the date of grant. Subject to certain exemptions and conditions, if a grantee ceases to be an employee of ours for any reason other than death, all of the grantee’s options that were exercisable on the date of termination of employment will remain exercisable for 60 days after the date of such termination. In the case of death, all of the grantee’s options that were exercisable on the date of death will remain exercisable for a period of 180 days from such date. Unvested options will terminate upon a change in control. Options issued under the 2002 Plan may not be sold, pledged, assigned, transferred or otherwise disposed of other than pursuant to applicable laws of descent and distribution or for estate planning purposes if approved by the Board. The Board generally has the power and authority to amend or terminate the 2002 Plan at any time without approval from our stockholders; however, no amendment may, in any material respect, adversely impair the rights of any grantee without the grantee’s written consent. No option awards have been granted under the 2002 Plan since June 2004 and no options remain available for future issuance under this plan. The terms of the Non-Plan Grants are materially similar to the terms of options granted under the 2002 Plan. The total number of shares issuable upon exercise of the Non-Plan Grants is 55,124, and the weighted-average exercise price of the Non-Plan Grants is $5.76 per share. Five of the Non-Plan Grants, exercisable for an aggregate of 21,467 shares of common stock, were issued to individuals other than our directors or executive officers. The vesting schedule of those five Non-Plan Grants is as follows: (a) three options, exercisable for an aggregate of 16,994 shares, vested as to 25% after one year, and as to 2.083% upon the end of each full calendar month thereafter, (b) one option, exercisable for an aggregate of 4,066 shares, vested in full on the grant date, and (c) one option, exercisable for an aggregate of 407 shares, vested as to 4.167% upon the end of each full calendar month following the grant date. In November 2004, our Board determined to fully accelerate the vesting of three out of the four option grants subject to vesting at grant, and thus five of the Non-Plan Grants are fully vested. The remaining Non-Plan Grant was issued to one of our directors, Mr. Michalik. On December 31, 2003, Mr. Michalik was granted options to purchase 40,657 shares at a per share exercise price of $6.47, of which 33,657 remain outstanding as of December 31, 2007. These options expire on December 31, 2013, vested as to 25% of the shares subject thereto on June 30, 2004, and vest as to 2.083% upon the end of each full calendar month thereafter.

INFORMATION REGARDING BENEFICIAL OWNERSHIP OF

PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The table below sets forth certain information regarding beneficial owners known to us as of January 20, 2009 of more than 5% of our outstanding shares of common stock.  The ownership percentage is based on the number of shares reported by the applicable beneficial owner and the number of shares of our common stock outstanding as of January 20, 2009.

	Ownership
Name and Address	Common Stock	Percent (%)
Fairholme Capital Management, et al.(1) 4400 Biscayne Boulevard, 9th Floor Miami, FL 33137	8,325,300	19.7
Barclays Global Investors, et al.(2) 45 Fremont Street San Francisco, CA 94105	3,091,162	7.3

(1)

As reported by Fairholme Capital Management, L.L.C. (“Fairholme”) in its report on Form 13F filed with the Securities and Exchange Commission for the quarter ended September 30, 2008, Fairholme had sole investment discretion with respect to 8,325,300 shares, sole voting authority with respect to 6,932,600 shares and no voting authority with respect to 1,392,700 shares.  However, because Form 13F requires the disclosure of shares pursuant to which an institutional investment manager exercises investment discretion (as contrasted with beneficial ownership), we also note that Fairholme and other affiliated entities filed a Schedule 13G/A with the SEC on February 13, 2008 that reflects: (i) Fairholme and Bruce R. Berkowitz shared voting power as to 6,623,300 shares and shared dispositive power as to 7,650,200 shares; and (ii) Fairholme Funds, Inc., shared voting power and shares dispositive as to 4,067,000 shares.  We have not attempted to verify independently any of the information contained in the Form 13F or Schedule 13G/A.

(2)

This disclosure is based upon a Schedule 13G filed by Barclays Global Investors, N.A. (“Barclays”) and other affiliated entities with the Securities and Exchange Commission on February 5, 2008. Barclays and the other affiliated entities reported sole voting and dispositive power as of December 31, 2007 as follows: (i) Barclays Global Investors, N.A., sole voting power as to 1,901,231 shares and sole dispositive power as to 2,227,834 shares; (ii) Barclays Global Fund Advisors, sole voting power and sole dispositive power as to 654,707 shares; (iii) Barclays Global Investors, Ltd., sole voting power as to 105,656 shares and sole dispositive power as to 152,998 shares; (iv) Barclays Global Investors Japan Limited, sole voting and dispositive power as to 29,121 shares; (v) Barclays Global Investors Canada Limited, sole voting and dispositive power as to 26,502 shares; and (vi) Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG, sole voting and dispositive power as to no shares.  We have not attempted to verify independently any of the information contained in the Schedule 13G/A.

The following table sets forth certain information with regard to the beneficial ownership of our common stock as of the close of business on January 20, 2009 by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table; and (c) all directors and executive officers (including five executive officers who are not named in the Summary Compensation Table) as a group.

Name	Common Stock (1)		Percent
Robert Graham	17,260		*
Regina Herzlinger	46,959		*
Kevin Hickey	44,353		*
Alif Hourani	18,871		*
Ruben King-Shaw, Jr.	25,746		*
Christian Michalik	82,997		*
Neal Moszkowski	25,107		*
Charles Berg(2)	322,052		*
Heath Schiesser(3)	464,728		1.1
Todd Farha(4)	618,835	(8)	1.5
Paul Behrens(5)	197,977	(8)	*
Thaddeus Bereday(6)	63,816	(8)	*
Anil Kottoor(7)	81,254	(8)	*
Adam Miller	63,337		*
All Directors and Executive Officers as a Group (15 persons)	1,309,621		3.1

*	Less than one percent

(1)

Several of our executive officers and directors hold their shares in brokerage accounts where there may be a loan balance from time to time that is secured by all of the assets in the account, including shares of our common stock.  Accordingly, even though there may be substantial assets in the account, the shares of our stock in these accounts could technically be sold in a margin sale.

(2)	Mr. Berg was appointed to the Board and as Executive Chairman on January 25, 2008.
(3)	Mr. Schiesser was appointed to the Board and as President and Chief Executive Officer on January 25, 2008.
(4)	Mr. Farha resigned his positions as Chairman and as President and Chief Executive Officer effective January 25, 2008 and ceased employment with us on March 31, 2008.
(5)	Mr. Behrens resigned his positions as Senior Vice President and Chief Financial Officer effective January 25, 2008 and ceased employment with us on March 31, 2008.
(6)	Mr. Bereday resigned his positions as Senior Vice President, General Counsel and Secrtary effective January 25, 2008 and ceased employment with us on March 31, 2008.
(7)	Mr. Kottoor’s employment was terminated effective December 19, 2008.
(8)	Based on information known to the Company.

For purposes of the preceding table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common stock that such person or group has the right to acquire within 60 days after January 20, 2009.  For purposes of computing the percentage of outstanding common stock beneficially owned by each person named above, any shares that such person has the right to acquire within 60 days after January 20, 2009 are deemed outstanding but such shares are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.  Each person has sole voting and dispositive power with respect to all of the shares of common stock shown as beneficially owned, subject to community property laws, where applicable.  The table below provides additional detail regarding management’s securities ownership.

	Included				Excluded
Name	Common Stock	Unvested Common Stock	Vested Stock Options	Stock Options that Vest within 60 Days	Stock Options that Vest in More than 60 Days	Performance Shares that Vest in More than 60 Days
Robert Graham	1,388	1,389	14,483	—	—	—
Regina Herzlinger	18,331	—	28,628	—	—	—
Kevin Hickey	26,063	—	18,290	—	—	—
Alif Hourani	581	—	18,290	—	—	—
Ruben King-Shaw, Jr.	15,081	—	10,665	—	—	—
Christian Michalik	31,050	—	51,947	—	—	—
Neal Moszkowski	9,458	1,364	14,285	—	—	—
Charles Berg	47,052	125,000	112,500	37,500	150,000	—
Heath Schiesser	68,959	209,476	162,574	23,719	381,748	—
Todd Farha	618,835	—	—	—	—	130,000	(1)
Paul Behrens	197,977	—	—	—	—	—
Thaddeus Bereday	63,816	—	—	—	—	—
Anil Kottoor	16,249	—	65,005	—	—	—
Adam Miller	13,343	14,585	30,590	4,819	81,868	—
All Directors and Executive Officers as a Group (15 persons)	233,327	535,089	471,376	69,829	1,022,365	130,000

(1)

Pursuant to an award agreement dated June 6, 2005, Mr. Farha was eligible to receive a maximum of 130,000 shares of our common stock based upon the achievement of certain performance criteria.  Specifically, Mr. Farha was eligible to earn, if any shares, a (i) threshold of 32,500 shares, (ii) target of 65,000 shares, or (iii) a maximum of 130,000 shares on June 6, 2008 based on the achievement of compounded annual percentage increases in diluted net income per share over the three-year period measured from January 1, 2005 through December 31, 2007.  It has not yet been determined whether Mr. Farha has earned any of these shares.  See “Potential Payments to Named Executive Officers upon Termination or Change in Control” above for a discussion of Mr. Farha’s separation agreement and the treatment of these shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

REVIEW OF RELATED PERSON TRANSACTIONS

We have a written policy for reviewing transactions between us and our executive officers, directors and certain of their immediate family members and other related persons, including those required to be reported under Item 404 of Regulation S-K.  Under this policy, the Nominating and Corporate Governance Committee must approve any transaction between us and any related person that involves more than $100,000.  Furthermore, related person transactions that involve executive compensation or compensation for the members of our Board must be approved by the Compensation Committee.  We enter into a transaction with such related persons only if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is otherwise fair to us.

ADVANCES OF DEFENSE COSTS

FOR CERTAIN LITIGATION MATTERS

Certain current and former directors and officers of the Company are the subject of an investigation being conducted by the U.S. Department of Justice, the U.S. Federal Bureau of Investigation, the U.S. Department of Health and Human Services Office of Inspector General and the Florida Attorney General’s Medicaid Fraud Control Unit and/or have been named as defendants in lawsuits arising out of the issues related to and resulting from the investigation.  These current and former directors and officers have a legal right under the Delaware General Corporation Law, the Company’s charter documents and indemnification agreements to advancement of their costs of defense.  Accordingly, through December 31, 2008, we advanced defense costs on behalf of the current and former directors and officers amounting to approximately $8.2 million.  We maintain directors and officers liability insurance in the amounts of $45 million for indemnifiable claims and $10 million for non-indemnifiable securities claims.  We have met the applicable retention limits under these policies.

CORPORATE GOVERNANCE GUIDELINES

The Board has developed and adopted corporate governance guidelines to promote the functioning of the Board and its committees.  Among other things, the corporate governance guidelines provide for the designation of an independent member of the Board to act as lead independent director and set forth criteria regarding Board member selection and qualification, establishment of committees and committee composition, executive sessions, management succession and director compensation.  The guidelines also address the Board’s expectations of each director in furtherance of the Board’s primary responsibility of exercising its business judgment in the best interests of the Company.  In particular, the guidelines address meeting attendance and participation, other directorships and access to independent advisors.  The corporate governance guidelines also require that the Board conduct an annual performance evaluation to determine whether it and its committees are functioning effectively.  The corporate governance guidelines are available on our website at www.wellcare.com.

DIRECTOR INDEPENDENCE

Our corporate governance guidelines provide that a majority of the members of our Board must meet the criteria of independence as required by the listing standards of the NYSE.  In addition, each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent.  No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company.  The Board reviews the independence of its members by requiring that each member complete disclosure and independence questionnaires and by considering all transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries.  The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent.  In making independence determinations, the Board applies the standards of the NYSE as follows, in addition to any other relevant facts and circumstances:

•                  A director, who is, or has been within the last three years, an employee of the Company or any subsidiary, or whose immediate family member is, or has been within the last three years, an executive officer of the Company, is not independent until three years after the end of such employment relationship;

•                  A director who has received, or has an immediate family member who has received, more than $120,000 per year in direct compensation from the Company or any subsidiary, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $120,000 per year in such compensation;

•                  A director who is a current partner or employee of the firm that is the internal or external auditor of the Company or any subsidiary; a director who has an immediate family member who is a current partner of such firm; a director who has an immediate family member who is a current employee of such firm and who personally worked on the Company’s audit; or a director or an immediate family member was, within the last three years, a partner or employee of such firm and personally worked on the Company’s audit within that time, is not independent;

•                  A director or an immediate family member who is, or has been within the last three years, employed as an executive officer of another company where any of our present executives at the same time serves or served on that company’s Compensation Committee, is not independent until three years after the end of such service or the employment relationship; and

•                  A director who, or whose immediate family member, is a current executive officer of a company that has made payments to, or received payments from, our company or any of our subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, is not independent until three years after such payments fall below such threshold.

In addition, the Exchange Act and the NYSE rules impose additional independence and qualification standards on our Audit Committee members.  Under these standards, each Audit Committee member, in addition to meeting the definition of independence applicable to all directors, is prohibited from having any direct or indirect financial relationship with the Company, and cannot be an affiliate of the Company or any subsidiary of the Company.  The Board has determined that each member of the Audit Committee satisfies these additional standards.

Under the standards set forth above, based upon recommendations from the Nominating and Corporate Governance Committee of the Board, the Board has determined that seven of its current members, including each of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, are independent.  In making this determination, the Board considered the recommendation of the Nominating and Corporate Governance Committee and considered the following eight relationships:

•                  Senator Graham and/or his immediate family members have an ownership interest of approximately 23% in The Graham Companies, the landlord under a lease agreement with one of our subsidiaries with respect to office space in south Florida.  The Board concluded that this relationship did not impair Senator Graham’s independence because (i) our payments to The Graham Companies have not exceeded the greater of $1 million or 2% of the Graham Companies gross revenues in any year and (ii) we have had a relationship with The Graham Companies for many years prior to Senator Graham’s relationship with us.

•                  Mr. Hickey is a senior advisor to D2Hawkeye, Inc. (“D2Hawkeye”), a company where he previously served as president until January 2007.  In February 2007, we entered into a services contract with D2Hawkeye pursuant to which D2Hawkeye has developed an internet-based portal for certain of our health care providers.  The Board has reviewed the salient facts regarding this relationship, including compensation received from D2Hawkeye by Mr. Hickey, Mr. Hickey’s ownership interest in D2Hawkeye, amounts paid by us to D2Hawkeye, D2Hawkeye’s revenues and other facts.  Following this review, our Board concluded that this relationship did not impair Mr. Hickey’s independence under the standards set forth above.  In particular, our payments to D2Hawkeye did not exceed the greater of $1 million or 2% of D2Hawkeye’s gross revenues in any year.

•                  Mr. Michalik’s wife serves as a member of the board of directors of a charitable organization that we have made donations to over the last several years.  No donation exceeded $15,000 in any given year.  Based on a review of this relationship, our Board determined that this relationship did not impair Mr. Michalik’s independence because the donations received by the charitable organization were immaterial to the organization’s gross revenues.

•                  Mr. Michalik is the managing director of Kinderhook Industries, a private equity investment firm.  Mr. Farha invested an aggregate of approximately $2.4 million in several funds managed, directly or indirectly, by Kinderhook.  Based on a review of this relationship, our Board determined that this relationship did not impair Mr. Michalik’s independence because Mr. Farha’s investment represented less than 1% of the funds’ aggregate committed capital.

•                  Kinderhook Industries invested approximately $16 million, representing a 74% ownership interest, in Home Health Holdings.  Mr. Farha also invested $150,000 in Home Health Holdings.  Mr. Farha’s investment represented less than a 1% ownership interest in Home Health Holdings.  Based on this review, our Board determined that this relationship did not impair Mr. Michalik’s independence because Mr. Farha’s investment represented an immaterial ownership interest in Home Health Holdings.

•                  Mr. Moszkowski is co-chief executive officer of TowerBrook Capital Partners LP, a private equity investment company.  Mr. Farha invested approximately $1 million in a fund managed, directly or indirectly, by TowerBrook.  Effective November 1, 2007, Mr. Farha assigned his interest in the TowerBrook Fund to another party, such that from and after such date Mr. Farha is released from his commitment to make additional capital contributions and he will not participate in any future investments made by TowerBrook Funds.  Additionally, Mr. Farha formerly served as a member of TowerBrook’s Management Advisory Board.  He resigned that membership effective November 26, 2007.  Based on a review of this relationship, our Board determined that this relationship did not impair Mr. Moszkowski’s independence because Mr. Farha’s investment represented less than 0.1% of the funds’ aggregate committed capital.

•                  Mr. Hourani is a first cousin of Mr. Farha.  However, our Board determined that this relationship did not impair Mr. Hourani’s independence.

Mr. King-Shaw, who was previously determined not to be independent because he provided certain consulting services for us during 2004, for which we paid him compensation in excess of $120,000, was determined to be independent in October 2007 when it had been more than three years since he had any relationship with us other than as a director and as a holder of our common stock.  The Board determined that Dr. Herzlinger is independent based on the fact that she did not have any relationship with us other than as a director and as a holder of our common stock.  Jane Swift, who served on our Board until the expiration of her term on June 12, 2007, was determined to be independent during the period of her service on the Board.

The Board determined that Messrs. Schiesser and Berg are not independent based on the fact that each also serves as an executive officer.  Mr. Farha, who served on our Board until his resignation on January 25, 2008, was determined not to be independent during the period of his service on our Board because he also served as an executive officer during the period of his service on the Board.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Registered Public Accounting Firm

The table below presents fees for professional audit services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Audit, Audit-Related, Tax and Other Fees

Services	2007		2006

Audit	$3,164,500	(1)	$2,930,000	(1)
Audit-related	$271,621	(2)	141,345	(2)
Tax	—		—
Other	—		—

(1)

The audit services billed by Deloitte & Touche LLP in 2007 and 2006 include services rendered for the audit of our annual consolidated financial statements, management’s assessment on internal control over financial reporting, the effectiveness of internal control over financial reporting and review of the interim financial statements included in our quarterly reports on Form 10-Q. This amount also includes fees billed for services normally provided by an independent auditor in connection with subsidiary audits, statutory requirements, regulatory filings and similar engagements.

(2)

The audit-related services billed by Deloitte & Touche LLP in 2007 and 2006 related to consultations regarding financial accounting and reporting standards, information systems audits and other attest services.

Audit and Non-Audit Services Pre-Approval Policy

Deloitte & Touche LLP was our independent registered public accounting firm for the year ended December 31, 2007 and has been selected by our Audit Committee to be our independent registered public accounting firm for the year ended December 31, 2008.

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy which is designed to assure that the services performed for us by the independent registered public accounting firm do not impair its independence from the Company.  This policy sets forth guidelines and procedures the Audit Committee must follow when retaining the independent registered public accounting firm to perform audit, audit-related, tax and other services.  The policy provides detailed descriptions of the types of services that may be provided under these four categories and also sets forth a list of services that the independent registered public accounting firm may not perform for us.

Prior to engagement, the Audit Committee pre-approves the services and fees of the independent registered public accounting firm within each of the above categories.  During the year, it may become necessary to engage the independent registered public accounting firm for additional services not previously contemplated as part of the engagement.  In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent registered public accounting firm’s commencement of those additional services.  Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee has delegated the ability to pre-approve audit and non-audit services to the Audit Committee chairperson provided the chairperson reports any pre-approval decision to the Audit Committee at its next scheduled meeting.  The policy does not provide for a de minimus exception to the pre-approval requirements.  Accordingly, all of the 2007 and 2006 fees described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(3)	Exhibits – See the Exhibit Index of this report which is incorporated herein by this reference.

(b) Exhibits

See the Exhibit Index of this report which is incorporated herein by reference.

(c)	Financial Statements

We file as part of this report the financial schedules listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WellCare Health Plans, Inc.

By:	/s/ Heath Schiesser
Heath Schiesser President and Chief Executive Officer

Date: January 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Heath Schiesser	President, Chief Executive Officer and Director (Principal	January 23, 2009
Heath Schiesser	Executive Officer)

/s/ Thomas L. Tran	Senior Vice President, Chief Financial Officer (Principal	January 23, 2009
Thomas L. Tran	Financial Officer)

/s/ William S. White	Chief Accounting Officer	January 23, 2009
William S. White

/s/ Charles G. Berg	Director	January 23, 2009
Charles G. Berg

/s/ D. Robert Graham	Director	January 23, 2009
D. Robert Graham

/s/ Regina E. Herzlinger	Director	January 24, 2009
Regina E. Herzlinger

/s/ Kevin F. Hickey	Director	January 23, 2009
Kevin F. Hickey

/s/ Alif A. Hourani	Director	January 23, 2009
Alif A. Hourani

/s/ Ruben Jose King-Shaw, Jr.	Director	January 23, 2009
Ruben Jose King-Shaw, Jr.

/s/ Christian P. Michalik	Director	January 23, 2009
Christian P. Michalik

/s/ Neal Moszkowski	Director	January 23, 2009
Neal Moszkowski

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006, 2005, and 2004 as Restated	F-3
Consolidated Statements of Income for the year ended December 31, 2007 and the years ended December 31, 2006, 2005, and 2004 as Restated	F-4
Consolidated Statements of Changes in Stockholders’ and Members’ Equity and Comprehensive Income for the year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated	F-6
Notes to Consolidated Financial Statements as Restated	F-7

Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant	F-49
Schedule II – Valuation and Qualifying Accounts	F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2007, 2006, 2005, and 2004, and the related consolidated statements of income, stockholders’ and members’ equity and comprehensive income, and cash flows for each of the four years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2007, 2006, 2005, and 2004 and the results of their operations and their cash flows for each of the four years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2006, 2005, and 2004 consolidated financial statements have been restated.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

January 23, 2009

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	At December 31,
	2007	2006	2005	2004
		(As Restated)	(As Restated)	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$1,008,409	$964,542	$421,766	$397,627
Investments	253,881	126,422	94,160	75,515
Premium and other receivables, net	307,513	100,561	47,567	52,170
Other receivables from government partners, net	2,464	40,902	—	—
Prepaid expenses and other current assets, net	112,246	87,163	16,628	6,119
Income taxes receivable	6,429	—	18,843	5,965
Deferred income taxes	—	19,901	13,141	15,362
Total current assets	1,690,942	1,339,491	612,105	552,758
Property, equipment, and capitalized software, net	66,560	61,258	37,057	12,587
Goodwill	189,470	189,470	185,779	180,848
Other intangible assets, net	16,286	18,855	21,668	25,441
Restricted investment assets	89,236	53,382	37,308	31,473
Other assets	30,237	1,842	2,426	279
Total Assets	$2,082,731	$1,664,298	$896,343	$803,386
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$538,146	$460,728	$223,674	$178,503
Unearned premiums	19,838	3,313	12,606	63,449
Accounts payable	7,979	7,764	4,867	12,027
Other accrued expenses	324,116	194,295	52,774	23,493
Other payables to government partners	119,013	148,606	36,330	23,245
Taxes payable	—	1,133	—	—
Deferred income taxes	5,985	1,735	1,260	—
Current notes payable to related party	—	—	25,000	—
Current portion of long-term debt	154,581	1,600	1,600	1,600
Funds held for the benefit of members	31,782	113,652	—	—
Other current liabilities	556	418	358	—
Total current liabilities	1,201,996	933,244	358,469	302,317
Note payable to related party	—	—	—	25,000
Long-term debt	—	154,021	155,461	156,901
Deferred income taxes	—	31,858	16,577	14,818
Other liabilities	72,844	8,116	5,286	2,522
Total liabilities	1,274,840	1,127,239	535,793	501,558
Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,912,236, 40,900,134, 39,428,032, and 38,590,655 shares issued and outstanding at December 31, 2007 2006, 2005, and 2004, respectively)	419	409	394	386
Paid-in capital	352,030	297,351	242,125	230,804
Retained earnings	455,474	239,238	118,009	70,641
Accumulated other comprehensive (expense) income	(32)	61	22	(3)
Total stockholders’ equity	807,891	537,059	360,550	301,828
Total Liabilities and Stockholders’ Equity	$2,082,731	$1,664,298	$896,343	$803,386

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004
		(As Restated)	(As Restated)	(As Restated)
Revenues:
Premium	$5,304,889	$3,586,043	$1,848,301	$1,377,923
Investment and other income	85,903	49,919	17,042	4,307
Total revenues	5,390,792	3,635,962	1,865,343	1,382,230
Expenses:
Medical benefits	4,213,384	2,907,290	1,505,388	1,123,740
Selling, general and administrative	766,648	496,396	259,491	171,257
Depreciation and amortization	18,757	17,170	9,204	7,715
Interest	14,035	14,087	13,562	10,165
Total expenses	5,012,824	3,434,943	1,787,645	1,312,877
Income before income taxes	377,968	201,019	77,698	69,353
Income tax expense	161,732	79,790	30,330	26,906
Net income	$216,236	$121,229	$47,368	$42,447
Net income per share (see Note 4):
Net income per share — basic	$5.31	$3.08	$1.26	$1.46
Net income per share — diluted	$5.16	$2.98	$1.21	$1.34

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
 AND COMPREHENSIVE INCOME

(In thousands, except share and unit data)

								Accumulated	Total
								Other	Stockholders’
	Common Stock		Common Units Outstanding			Paid in	Retained	Comprehensive	and Members’
	Shares	Amount	Class A	Class B	Class C	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2004	—	$—	23,507,839	—	4,842,508	$71,382	$28,194	$1	$99,577
Issuance of common units			22,386	2,287,037		95			95
Forfeiture of restricted units					(35,000)				—
Issuance of common stock	8,833,333	89				157,079			157,168
Common stock issued for stock options	21,565					83			83
Conversion of common units to common stock	24,902,513	297	(23,530,225)	(2,287,037)	(4,807,508)				297
Conversion of Class A common yield to common stock	4,833,244	—
									—
Equity-based compensation expense						2,165			2,165
Comprehensive income:
Net income							$42,447		42,447
Change in unrealized gain (loss) on investments, net of deferred taxes of $1								$(4)	(4)
Comprehensive income									42,443
Balance at December 31, 2004 as Restated	38,590,655	$386	—	—	—	$230,804	$70,641	$(3)	$301,828
Common stock issued for stock options	386,819	$4				$3,842			$3,846
Purchase of treasury stock	(7,780)	(1)				(228)			(229)
Restricted stock grants (forfeitures), net	458,338	5				5,650			5,655
Other equity-based compensation expense						269			269
Tax benefit of option exercises						1,788			1,788
Comprehensive income:
Net income							$47,368		47,368
Change in unrealized gain (loss) on investments, net of deferred taxes of $15								$25	25
Comprehensive income									47,393
Balance at December 31, 2005 as Restated	39,428,032	$394	—	—	—	$242,125	$118,009	$22	$360,550
Common stock issued for stock options	554,192	$6				$8,994			$9,000
Issuance of common stock	580,205	6				21,989			21,995
Purchase of treasury stock	(17,037)	(1)				(721)			(722)
Restricted stock grants net of forfeitures	354,742	4				6,847			6,851
Other equity-based compensation expense						13,348			13,348
Incremental tax benefit from option exercises						4,769			4,769
Comprehensive income:									—
Net income							$121,229		121,229
Change in unrealized gain (loss) on investments, net of deferred taxes of $165								$39	39
Comprehensive income									121,268
Balance at December 31, 2006 as Restated	40,900,134	$409	—	—	—	$297,351	$239,238	$61	$537,059
Common stock issued for stock options	786,109	$8				$17,191			$17,199
Issuance of common stock	5,529	—				488			488
Purchase of treasury stock	(58,742)	(1)				(4,845)			(4,846)
Restricted stock grants net of forfeitures	279,206	3				7,831			7,834
Other equity-based compensation expense						10,906			10,906
Incremental tax benefit from option exercises						23,108			23,108
Comprehensive income:									—
Net income							$216,236		216,236
Change in unrealized gain (loss) on investments, net of deferred taxes of $327								$(93)	(93)
Comprehensive income									216,143
Balance at December 31, 2007	41,912,236	$419	—	—	—	$352,030	$455,474	$(32)	$807,891

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005	2004
		(As Restated)	(As Restated)	(As Restated)
Cash from operating activities:
Net income	$216,236	$121,229	$47,368	$42,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,757	17,170	9,204	7,715
Disposal of property and equipment	25	1,658	42	—
Gain on extinguishment of debt	—	(1,000)	—	(2,697)
Gain on marketable securities	(93)	41	—	—
Equity-based compensation expense	18,737	18,438	5,959	2,044
Incremental tax benefit received for option exercises	(23,108)	(4,769)	—	—
Accreted interest	160	160	160	378
Deferred taxes, net	(7,707)	8,996	5,240	(2,221)
Provision for doubtful receivables	38,941	17,429	1,635	1,195
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(226,677)	(71,088)	2,885	(23,408)
Other receivables from government partners	20,705	(42,502)	—	—
Prepaid expenses and other current assets	(26,565)	(65,863)	(10,426)	(6,680)
Medical benefits payable	77,418	237,054	45,171	12,046
Unearned premiums	16,525	(9,293)	(50,843)	(12,901)
Accounts payables and other accrued expenses	131,413	140,225	22,121	2,456
Other payables to government partners	(29,593)	112,276	13,084	23,245
Taxes, net	15,548	26,497	(12,878)	5,563
Other, net	36,879	1,071	2,725	(420)
Net cash provided by operations	277,601	507,729	81,447	48,762
Cash from (used in) investing activities:
Purchase of business, net of cash acquired	—	(7,976)	(5,931)	(36,542)
Purchases of investments	(205,283)	(145,798)	(227,078)	(145,174)
Proceeds from sale and maturities of investments	77,824	113,536	208,457	103,434
Purchases of restricted investments	(39,321)	(31,015)	(6,335)	(9,505)
Proceeds from sale and maturities of restricted investments	3,467	14,941	500	—
Additions to property, equipment, and capitalized software	(22,892)	(31,741)	(28,943)	(8,679)
Net cash used in investing activities	(186,205)	(88,053)	(59,330)	(96,466)
Cash from (used in) financing activities:
Contribution of capital	—	—	—	95
Proceeds from options exercised	17,679	9,000	3,850	82
Purchase of treasury stock	(4,845)	(722)	(228)	—
Incremental tax benefit from option exercises	23,108	4,769	—	—
Payments on debt	(1,600)	(25,600)	(1,600)	(108,833)
Proceeds from debt issuance, net	—	—	—	159,200
Proceeds from initial and secondary public offerings, net	—	21,995	—	157,466
Funds held for the benefit of members	(81,871)	113,652	—	—
Net cash (used in) provided by financing activities	(47,529)	123,094	2,022	208,010
Cash and cash equivalents:
Increase during year	43,867	542,776	24,139	160,306
Balance at beginning of year	964,542	421,766	397,627	237,321
Balance at end of year	$1,008,409	$964,542	$421,766	$397,627
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$116,634	$50,266	$33,150	$27,151
Cash paid for interest	$12,690	$13,539	$12,983	$11,343
Non-cash additions to property, equipment, and capitalized software	$2,285	$4,192	$—	$—

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

1.     ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,373,000 members nationwide as of December 31, 2007.  The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs and the Family Health Plus programs.  Through its licensed subsidiaries, as of December 31, 2007 the Company operated its Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York, and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans.  As of December 31, 2007, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Louisiana, and New York, and its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.

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

Public Stock Offerings

In July 2004, the Company completed its initial public offering, at a price of $17 per share, whereby 1,100,000 shares were sold by a selling stockholder and 7,333,333 shares were sold by the Company.  The offering resulted in net proceeds to the Company of approximately $112,300.

In December 2004, the Company completed a follow-on public offering of common stock whereby 6,000,000 shares were sold by selling stockholders and 1,500,000 shares were sold by the Company.  The Company received net proceeds of $44,900 from this offering.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Company received net proceeds of approximately $2,800 from this over-allotment transaction.  The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in either transaction.

Basis of Presentation

The consolidated balance sheets, statements of income, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of WellCare Health Plans, Inc. and all of its majority-owned subsidiaries.  Inter-company accounts and transactions have been eliminated.

Restatement

As a result of the investigation discussed in Notes 3 and 11, the Company undertook a comprehensive review of its previously issued consolidated financial statements for the fiscal years ended December 31, 2006, 2005, and 2004, and as a result of this review, the Company determined that those consolidated financial statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements and the notes to the financial statements for the fiscal years ended December 31, 2006, 2005, and 2004 reflect the effects of these restatements.  Parenthetical references to prior year information are also presented as restated, as appropriate.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements for further detail as it relates to the Restatement.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been amended and should not be relied upon.  The Company plans to amend it’s previously filed Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 as soon as practicable after the filing of this 2007 Form 10-K.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The consolidated financial statements have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

The Company’s medical benefits payable estimate has historically been the most significant estimate included in our financial statements.  However, due to the substantial lapse in time between December 31, 2007 and the filing of this 2007 Form 10-K, we were able to review substantially complete claims information related to the balance sheet date.  Consequently, our medical benefits payable estimate at December 31, 2007 reflects primarily actual claim activity and required considerably less management judgment than prior reported periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.  These amounts are recorded at cost, which approximates fair value.

Investments

The Company’s fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value.  Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes.  The cost of fixed maturity securities is adjusted for impairments in value deemed to be other-than-temporary.  These adjustments are recorded as investment losses.  Investment gains and losses on sales of securities are determined on a specific identification basis.  Investments are stated at amortized cost, which approximates fair value.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The Company’s fixed maturity investments are exposed to four primary sources of investment risk:  credit, interest rate, liquidity,  and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values.  The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the impairment evaluation process include, but are not limited to:  (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

Restricted Investment Assets

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes to be deposited or pledged to state agencies.  Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements.

Premium and Other Receivables, net

Premiums and other receivables consist primarily of premiums due from federal and state agencies. The Company performs an analysis of collectability on its outstanding premium receivables from federal and state agencies, and management also estimates, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors.  An allowance is established for the estimated amount that may not be collectible.  The Company’s allowance for uncollectible premiums and other receivables was approximately $39,537, $19,812, $1,718 and $0 at December 31, 2007, 2006, 2005 and 2004, respectively.

Other Receivables from Government Partners, net

      Other receivables from government partners represent amounts due from government agencies, and other participating plans, acting under the CMS PDP program design to provide for certain catastrophic risk protection, subsidies to fund certain member benefits such as deductibles and co-payments, and the risk-share adjustment which is commonly referred to as the Risk Corridor.  The Company estimates the amounts due from CMS for catastrophic risk protection and the Risk Corridor each period based on the terms of the Company’s contract with CMS and such amounts are included in the Company’s results of operations as an adjustment to premium revenues. The Company’s allowance for uncollectible other receivables from government partners was approximately $19,334, $1,600, $0 and $0 at December 31, 2007, 2006, 2005 and 2004, respectively.

Prepaids and other current assets

Prepaids and other current assets consist of prepaid expenses, sales commission advances, pharmaceutical rebates receivable, and medical advances.  Pharmaceutical rebates receivable are recorded based upon actual rebate receivables and an estimate of receivables based upon historical utilization of specific pharmaceuticals, current utilization and contract terms.  Pharmaceutical rebates are recorded as contra-expense within Medical benefits expense.  Medical advances are amounts advanced to healthcare providers that are under contract with the Company to provide medical services to members.  These advances provide funding to providers for medical benefits payable.  The Company performs an analysis of collectability on its outstanding advances and records a provision for these

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

accounts which are judged to be collection risk based upon a review of the financial condition and solvency of the provider.  Management estimates, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors.  An allowance is established for the estimated amount that may not be collectible.  The Company’s allowance for uncollectible medical and sales commission advances was approximately $5,156, $3,674, $5,939 and $6,022 at December 31, 2007, 2006, 2005 and 2004, respectively.

Property, Equipment and Capitalized Software, Net

Property, equipment and capitalized software is stated at cost, less accumulated depreciation.  Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.  Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for computer equipment, software, furniture and other equipment.  Maintenance and repairs are charged to operating expense when incurred.  Major improvements that extend the useful lives of the assets are capitalized.  On an ongoing basis, the Company reviews events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable.  If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value.  If assets are determined to be recoverable, and the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the cost over the fair market value of net assets acquired.  The Company’s goodwill and its other intangible assets were obtained as a result of its purchase transactions and include provider networks, membership contracts, trademark, non-compete agreements, state contracts, licenses and permits.  The Company’s other intangible assets are amortized over their estimated useful lives ranging from one to 26 years.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We have selected the second quarter of each year for our annual impairment test (the “Valuation date”), which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  Subsequent to the annual impairment testing date, we experienced several significant changes and the existence of certain uncertainties relating to pending federal and state governmental investigations.  As a result of the investigation and the potential consequences, we re-tested the recoverability of goodwill as of October 31, 2007, (the “Revaluation date”).  As of the Valuation date and the Revaluation date, we have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of December 31, 2007.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported.  The Company contracts with various healthcare providers for the provision of certain medical care services to the Company’s members and generally compensates those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements.  Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services.  By the terms of the Company’s capitation agreements, capitation payments the Company makes to capitated providers alleviate any further obligation the Company has to pay the capitated provider for the actual medical expenses of the member.  Participating physician capitation payments for the years ended December 31, 2007, 2006, 2005 and 2004, were 11%, 13%, 13% and 14% of total medical benefits expense, respectively.

Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs.  Direct medical expenses include amounts paid to hospitals, physicians and providers of

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

ancillary services, such as laboratory and pharmacy.  Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses.

The medical benefits payable estimate has been and continues to be the most significant estimate included in the Company’s financial statements.  The Company has historically used and continue to use a consistent methodology for estimating its medical benefits expense and medical benefits payable.  The Company’s policy is to record management’s best estimate of medical benefits payable based on the experience and information available to the Company at the time.  This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment.  These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

The factors and assumptions described above that are used to develop the Company’s estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to the Company.  For example, from 2004 to 2007, the Company grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia.  The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since the Company, the providers and the members do not have experience in these products or geographic areas.  Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid.  Conversely, during periods where the Company’s products and geographies are more stable and mature, the Company more reliable claims payment patterns and trend experience.  With more reliable data, the Company should be able to more closely estimate the ultimate claims payment amounts; therefore, the Company may experience smaller differences between its original estimate of medical benefits payable and the actual claim amounts paid.

Medical cost trends can be volatile and management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.  In developing the estimate, the Company also applies different estimation methods depending on the month for which incurred claims are being estimated.  For the more recent months, which constitute the majority of the amount of the medical benefits payable, the Company estimates claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months.  The Company validates the estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in older months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements.

Many aspects of the managed care business are not predictable.  These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies).  Therefore, the Company must rely upon historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions.  Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis.  These considerations are aggregated in the trend in medical benefits expense.  Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends.  Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends.  Medical cost trends potentially are more volatile than other

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

segments of the economy.  Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements. The Company records reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers.  In these instances, the Company may be required to honor these obligations for legal or business reasons.  Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time.  Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur.  Since our  estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend.  Differences in our financial statements between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense and resulting medical benefits ratio (“MBR”) in such periods.

The Company has historically used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to timely file our annual and interim reports.  However, for the year ended December 31, 2007, the Company was able to review substantially complete claims information that has become available due to the substantial lapse in time between December 31, 2007 and the date of filing of this 2007 Form 10-K.  The Company has determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP.  Consequently, the amounts the Company recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 are based on actual claims paid.  The difference between the Company’s actual claims paid for this period and the amount that would have resulted from using the Company’s original actuarially determined estimate is approximately $92,900.  Thus, Medical benefits expense and medical benefits payable for the year ended December 31, 2007 include the effect of using actual claims paid.

Other Payables Due to Government Partners

Other payables due to government partners represent amounts due to government agencies, and other participating plans under various contractual and plan arrangements.  This balance is partially attributable to amounts under the CMS PDP program design to provide for certain catastrophic risk protection and subsidies to fund certain member benefits such as deductibles and co-payments.  The Company estimates the amounts due to CMS for catastrophic risk protection each period based on the terms of the Company’s contract with CMS and such amounts are included in the Company’s results of operations as a reduction of premium revenues.  Other amounts included in this balance represent the return of premium associated with certain of our Medicaid contracts.  These contracts require the Company to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, the Company is required to refund all or some portion of the difference between the minimum and our actual allowable medical expense.  The Company estimates the amounts due to the state as a return of premium each period based on the terms of the Company’s contract with the applicable state agency and such amounts are also included in the Company’s results of operations as a reduction of premium revenues.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

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

Revenue Recognition

The Company’s Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions.  The Company’s Medicare Advantage and PDP contracts with CMS generally have terms of one year.  The Company generally receives premiums in advance of providing services, and recognizes premium revenue during the period in which the Company is obligated to provide services to the Company’s members.  Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided.  The Company estimates, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends anticipated and actual MBR’s and other factors.  An allowance is established for the estimated amount that may not be collectible and a liability established for premiums expected to be returned.  The allowance has not been significant to premium revenue.  The payment the Company receives monthly from CMS for the Company’s PDP program generally represents the Company’s bid amount for providing prescription drug insurance coverage.  The Company recognizes premium revenue for providing this insurance coverage ratably over the term of the Company’s annual contract.  Premiums collected in advance are deferred and reported as unearned premiums in the accompanying condensed consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments that the Company receives are based upon eligibility lists produced by the government.  From time to time, the states or CMS may require the Company to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours.  The Company records adjustments to revenues based on member retroactivity, if deemed material.  These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed.  The Company estimates the amount of outstanding retroactivity each period and adjusts premium revenue accordingly; if appropriate the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.  Our changes for member retroactivity estimates had a minimal impact on member retroactivity adjustments recorded during the periods presented.  Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.  For example, CMS has implemented a risk adjustment model which apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.

CMS transitioned to the risk adjustment model while the old demographic model was being phased out.  The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status.  The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule.  The first year in which risk adjusted payment for health plans was fully phased in was 2007.  The PDP payment methodology is based 100% on the risk adjustment model which began in 2006.  Under the risk adjustment model, the settlement payment is based on each member’s preceding year’s medical diagnosis data.  The final settlement payment amount under the risk adjustment model is made in August of the following year, allowing for the majority of medical claim run out.  As a result of this process and the phasing in of the risk adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The CMS risk adjustment model pays more for Medicare members with predictably higher costs.  Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us.  We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines.  We estimate risk adjustment revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS, and record such adjustments in our results of operations.  However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that the Company estimated.  If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods.  Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.

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

Reinsurance premiums and medical expense recoveries are accounted for consistently with the accounting for the underlying contract and other terms of the reinsurance contracts.  The Company made premium payments of $1,286, $5,084, $1,976 and $610 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.  The Company had recoveries of $315, $1,051, $1,979 and $591 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that the Company incurs to acquire new members.  The Company does not defer member acquisition costs.  Member acquisition costs are expensed in the period in which they are incurred.

Advertising

The Company expenses the production costs of advertising as incurred.  Costs of communicating an advertising campaign are expensed in the period the advertising takes place.  Advertising expense was $11,583, $14,670, $3,035 and $6,723 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

Premium Taxes Remitted to Governmental Authorities

Certain state agencies assess a tax on premiums remitted to the Company which are recorded as expense when incurred.  The amounts of these taxes were $81,971, $35,316, $2,686 and $2,179 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

Equity-Based Employee Compensation

The Company had four equity-based compensation plans, two of which are active.  Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), Share Based Payment (“FAS 123(R)”) for its equity-based compensation plans.  The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”).

Under APB25, compensation cost for stock options was reflected in net income and was measured as the excess of the market price of the Company’s stock at the date of the grant over the amount an employee had to pay to acquire the stock.  The Company utilized the intrinsic-value method for measurement of compensation awards as specified in APB25.  Under FAS 123(R), all share-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense in earnings over the requisite service period.

The Company adopted FAS 123(R), effective January 1, 2006, using the modified-prospective transition method.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption.  Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  This cost was based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  The cost for all equity-based compensation awards granted subsequent to December 31, 2005 represents the grant-date fair value that was estimated in accordance with the provisions of FAS 123(R).  Results for prior periods have not been restated as allowable under FAS 123(R).

The Company continues to use the Black-Scholes model for valuing the shares granted under equity-based compensation plans.  Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis for new or modified awards after January 1, 2006 and based on an accelerated method for awards prior to that date, over the requisite service period.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of FAS 123 to all of its equity-based compensation awards for all periods presented prior to the adoption of FAS 123(R).  For purposes of this pro forma disclosure, the value of the equity-based compensation awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the awards’ vesting period using an accelerated expensing method.

	2005	2004
Net income, as restated	$47,368	$42,447

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effect of $1,735 and $790, respectively.	2,713	1,256
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects of $6,025 and $2,132, respectively.	(9,424)	(3,392)
Pro forma net income for calculation of basic and diluted earnings per share	$40,657	$40,311

Net income per common share:
Basic-as reported	$1.26	$1.46
Basic-pro forma	$1.08	$1.39
Diluted-as reported	$1.21	$1.34
Diluted-pro forma	$1.03	$1.28

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2007, 2006, 2005 and 2004 was $17,679, $9,000, $3,850 and $82, respectively.  The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

Equity compensation plans

The Company had four equity-based compensation plans during the periods presented, two of which remain active.  These plans are described below.  The compensation cost that has been charged against income for those plans was $18,737, $18,438, $5,959 and $2,044 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.  The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $7,410, $7,292, $1,735 and $790 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.  The tax benefit realized by the Company reflects the exercise value of options and vesting of restricted shares.  There were no capitalized equity-based compensation costs at December 31, 2007.

In September 2002, the Board adopted two equity plans, the 2002 Senior Executive Equity Plan and the 2002 Employee Option Plan which authorized the Company to grant restricted shares and non-qualified and incentive stock options, respectively.  Both plans permit senior executives and other key associates selected to participate to acquire ownership interests in the Company.  The Company does not currently intend to issue any additional awards under either of these plans.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

In June 2004, the Board adopted, and its shareholders subsequently approved, the Company’s 2004 Equity Incentive Plan which authorizes the Company to grant non-qualified stock options, incentive stock options, restricted shares and other equity awards.  An aggregate of 4,688,532 shares of the Company’s common stock was initially reserved for issuance to the Company’s directors, associates and others under this plan.  The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013 in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board.  The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,182,840 shares effective January 1, 2006 and 1,200,000 shares effective January 1, 2007.  The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.  Share awards generally vest over four years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatility of the Company’s stock as well as the volatility of shares of other companies with similar trading longevity and operating similar businesses.  The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations.  The Company has not historically declared dividends, nor does it intend to in the foreseeable future.  The risk-free rate for options granted is based on the rate for zero-coupon U.S. Treasury bonds with terms commensurate with the expected term of the granted option.

	Year ended December 31,
	2007	2006	2005	2004
Weighted average risk-free interest rate	4.55%	4.89%	4.00%	4.30%
Range of risk-free rates	3.94%-5.08%	4.28%-5.22%	3.65%-4.50%	3.89%-4.85%
Expected term (in years)	2.49	3.91	4.53	6.69
Expected dividend yield	0%	0%	0%	0%
Expected volatility	39.88%	41.61%	46.40%	50.20%

The following tables summarize option activity for the years ended December 31, 2007, 2006, 2005 and 2004:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,906,360	$30.64
Options granted	608,896	85.33
Options exercised	(786,109)	21.87
Options cancelled	(194,149)	38.53
Outstanding at December 31, 2007	2,534,998	45.88	3.9	$21,052
Exercisable at December 31, 2007	1,044,988	$34.13	4.1	$15,285

Outstanding at January 1, 2006	2,834,196	$21.32
Options granted	977,817	48.64
Options exercised	(554,192)	16.21
Options cancelled	(351,461)	28.26
Outstanding at December 31, 2006	2,906,360	30.64	6.8	$111,135
Exercisable at December 31, 2006	956,790	$20.54	6.9	$46,267

Outstanding at January 1, 2005	2,415,075	$13.12
Options granted	1,075,213	34.19
Options exercised	(386,819)	10.01
Options cancelled	(269,273)	15.84
Outstanding at December 31, 2005	2,834,196	21.32	7.8	$55,361
Exercisable at December 31, 2005	712,955	$11.98		$20,631

Outstanding at January 1, 2004	894,058	$4.54
Options granted	1,709,150	16.93
Options exercised	(21,565)	3.83
Options cancelled	(166,568)	7.30
Outstanding at December 31, 2004	2,415,075	13.12	9.3	$46,397
Exercisable at December 31, 2004	358,674	$4.76		$10,041

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006, 2005 and 2004 were $24.29, $18.55, $34.19 and $16.93, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, 2005 and 2004 was $52,622 $19,387, $9,273 and $0, respectively.

The following table summarizes restricted share activity for the years ended December 31, 2007 2006:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested balance at January 1, 2007	906,512	$34.54
Changes during the period:
Shares granted	378,289	90.67
Shares vested	(306,709)	23.97
Shares forfeited	(99,083)	51.83
Nonvested balance at December 31, 2007	879,009	$60.42

Nonvested balance at January 1, 2006	1,070,308	$16.36
Changes during the period:
Shares granted	407,479	45.36
Shares vested	(506,157)	5.39
Shares forfeited	(65,118)	24.34
Nonvested balance at December 31, 2006	906,512	$34.54

In the year ended December 31, 2005, the Company granted 532,469 restricted shares. No restricted shares were issued in 2004. During the years ended December 31, 2005 and 2004, compensation expense recorded for restricted shares was $4,065 and $474, respectively. Restricted shares forfeited during the years ended December 31, 2005 and 2004 were 74,131 and 23,143, respectively.

The fair value of restricted shares is based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted during the year ended December 31, 2007, 2006 and 2005 were $90.67, $45.36 and $34.00, respectively.  As of December 31, 2007, there was $53,112 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 5.1 years.  The total fair value of shares vested during the years ended December 31, 2007, 2006, 2005 and 2004 was $7,353, $2,728, $979 and $699, respectively.  The Company generally repurchases vested shares to satisfy tax withholding requirements.  Those shares repurchased are then retired.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Performance Share Award

Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to its former Chief Executive Officer, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods.  The fair value of this grant was based on the closing price of the Company’s stock on the date of grant, which was $34.95.  Based upon the Company’s earnings, these shares have been accounted for as if the former CEO earned the full 130,000 shares for the first performance period.  However, in accordance with the separation agreement between the former CEO and the Company, issuance of those shares is subject to certain conditions including the outcome of legal proceeding that may be brought against the Company in connection with the on-going pending investigation (See Note 3).  All of the conditions stipulated in the separation agreement must be satisfied by June 6, 2010 or the former CEO will relinquish the rights to receive any such shares, at which time, the recorded compensation cost of $4,683 would be reversed.  As of December 31, 2007, there was $342 of total unrecognized compensation cost related to the performance share award, all of which was recognized in the first quarter of 2008.

Stock purchase plans

In November 2004, the Board approved the Company’s 2005 Employee Stock Purchase Plan (“ESPP”).  The ESPP was subsequently approved by the Company’s shareholders in June 2005.  A maximum of 387,714 shares of common stock is reserved for issuance under the plan.  The ESPP allows Company associates to purchase common stock of the Company each quarter at a 5% discount from the closing market price on the date of purchase.  No compensation cost was incurred for common stock issued under the plan.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 amends and expands the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of FAS 160 will have an impact on its Consolidated Financial Statements.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

3. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

The quarterly impact of the restatement for the periods presented in the Consolidated Statements of Income are included in Note 19.

The restatements relate to errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with the Florida Agency for Health Care Administration  to provide behavioral health care services for our Florida Medicaid members (the “AHCA contract”), (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation pursuant to which we provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.

In each of the affected Medicaid programs, we receive premiums to be used to provide certain medical and health benefits.  Those premiums are subject to statutory or contractual obligations that require us to expend a minimum percentage of the premiums on eligible medical expense.  To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense.  With respect to the AHCA contract and the Healthy Kids contract, we have determined that we included certain ineligible medical expenses in our premium refund calculations which understated the amount of the refunds.  In light of the inclusion of ineligible medical expenses in our refund calculations, we did not record an adequate liability for the refunds, which resulted in an error in our previously filed financial statements.  We also did not record an adequate liability for the anticipated refund amount with respect to the Illinois Medicaid program.

See additional disclosure regarding matters related to the investigation at Note 11.

Summary of Restated and Reclassified Items

The following is a reconciliation of the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows as originally reported to balances as restated for the years ended December 31, 2006, 2005 and 2004, respectively.  The adjustments below resulted from the restatement as described above, the correction of errors that were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements, and to correct the presentation of certain amounts to conform to the 2007 presentation as presented in the Consolidated Balance Sheet and Statements of Income.  The Company also has identified and recorded other adjustments as part of the restatement which are reflected in the table below that pertain to errors other than the adjustments discussed in the preceding paragraphs.  Such errors had been previously identified; however, the Company concluded that the amount of such errors, both individually and in the aggregate, was not material to the financial statements. In addition, Schedule I, which was not previously included in prior filings is included herein.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2006 Consolidated Balance Sheet Reconciliation

	December 31, 2006					December 31, 2006
	as originally reported	Adjustments		Reclassifications		as restated
Assets
Current Assets:
Cash and cash equivalents	$964,542	$—		$—		$964,542
Investments	126,422	—		—		126,422
Premium and other receivables, net	102,465	(1,904	)(1)	—		100,561
Other receivables from government partners, net	40,902	—		—		40,902
Prepaid expenses and other currrent assets, net	87,507	(344	)(1)	—		87,163
Deferred income taxes	16,576	3,325	(1)	—		19,901
Total current assets	1,338,414	1,077		—		1,339,491
Property, equipment and capitalized software, net	62,005	(747	)(1)	—		61,258
Goodwill	189,470	—		—		189,470
Other intangibles, net	18,855	—		—		18,855
Restricted investment assets	53,382	—		—		53,382
Other assets	1,839	3	(1)	—		1,842
Total Assets	$1,663,965	$333		$—		$1,664,298
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	465,581	1,092	(1)	(5,945	)(4)	460,728
Unearned premiums	23,806	—		(20,493	)(6)	3,313
Accounts payable	8,015	(251	)(1)	—		7,764
Other accrued expenses	172,043	1,759	(1)	20,493	(6)	194,295
Other payables to government partners	104,076	38,585	(3)	5,945	(4)	148,606
Taxes payable	13,181	(12,048	)(2)	—		1,133
Deferred income taxes	1,735	—		—		1,735
Current portion of long-term debt	1,600	—		—		1,600
Funds held for the benefit of members	113,652	—		—		113,652
Other current liabilities	418	—		—		418
Total current liabilities	904,107	29,137		—		933,244
Long-term debt	154,021	—		—		154,021
Deferred income taxes	34,666	(2,808	)(1)	—		31,858
Other liabilities	8,116	—		—		8,116
Total liabilities	$1,100,910	$26,329		$—		$1,127,239
Stockholders’ Equity:
Common stock	409	—		—		409
Paid-in capital	294,443	2,908	(1)	—		297,351
Retained earnings	268,559	(29,321	)(5)	—		239,238
Accumulated other comprehensive income (loss)	(356)	417	(1)	—		61
Total stockholders’ equity	563,055	(25,996)		—		537,059
Total Liabilities and Stockholders’ Equity	$1,663,965	$333		$—		$1,664,298

(1)

The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

(2)

The adjustment is the tax-effect of the restatement adjustments recorded in calendar year 2006 and explained in the following 2006 Consolidated Statement of Income reconciliation to restated 2006 balances.

(3)

The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, for both existing liabilities in (4) below and additional liabilities as discussed previously, of which $19,956 relates to 2006 and is reflected in the 2006 income statement which is shown in the 2006 Consolidated Statement of Income reconciliation to restated 2006 balances, $7,475 relates to 2005 and is reflected in the 2005 income statement which is shown in the 2005 Consolidated Statement of Income reconciliation to restated 2005 balances, and $11,153 relates to 2004 and is reflected in the 2004 income statement which is shown in the 2004 Consolidated Statement of Income reconciliation to restated 2004 balances.

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

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2006 Consolidated Statement of Income Reconciliation

	Year Ended					Year Ended
	December 31, 2006					December 31, 2006
	as originally reported	Adjustments		Reclassifications		as restated
Revenues:
Premium	$3,713,045	(23,582	)(2)	$(103,420	)(4)	$3,586,043
Investment and other income	49,881	38	(1)			49,919
Total revenues	3,762,926	(23,544)		(103,420)		3,635,962
Expenses:
Medical benefits	3,012,163	(1,453	)(1)	(103,420	)(4)	2,907,290
Selling, general and administrative	492,808	3,588	(1)			496,396
Depreciation and amortization	17,170	—				17,170
Interest	14,087	—				14,087
Total expenses	3,536,228	2,135		(103,420)		3,434,943
Income before income taxes	226,698	(25,679)				201,019
Income tax expense	87,511	(7,721	)(3)			79,790
Net income	$139,187	$(17,958)		$—		$121,229

Net Income per share (see Note 4)	$3.54	$(0.46)				$3.08
Net income per share - basic	$3.43	$(0.45)				$2.98
Net income per share - diluted

(1)

The adjustments relate to the correction of errors that were identified in connection with the restatement to properly reflect the balance. Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

(2)

The adjustment to Premium is the 2006 impact of $19,956 related to the restatement adjustment for retrospective premium refunds amounts needed in addition to the amounts already recorded before the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium. The remaining $3,626 is primarily the result of correction of errors in connection with the restatement, see (1) above.

(3)	The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.
(4)

The reclassification to premium primarily includes the 2006 amounts initially recorded as medical expenses prior to the restatement related to the risk corridor under the Prescription drug program to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported net income, earnings per share, or net cash provided by operations for the year ended December 31, 2006.

The quarterly impact of the restatement for the periods presented in the Consolidated Statements of Income are included in Note 19.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2006 Consolidated Statement of Cash Flows Reconciliation

	Year Ended					Year Ended
	December 31, 2006					December 31, 2006
	as originally reported	Adjustments		Reclassifications		as restated
Cash from (used in) operating activities:
Net income	$139,187	$(17,958	)(2)	$—		$121,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,170	—		—		17,170
Disposal of property and equipment	1,658	—		—		1,658
Gain on extinguishment of debt	(1,000)	—		—		(1,000)
Gain on maerketable securities	(377)	418	(1)	—		41
Equity-based compensation expense	23,848	(5,410	)(1)	—		18,438
Incremental tax benefit received for options exercises	(3,649)	(1,120	)(1)	—		(4,769)
Accreted interest	160	—		—		160
Deferred taxes, net	13,341	(418	)(1)	(3,927	)(5)	8,996
Provision for doubtful receivables	17,429	—		—		17,429
Changes in operating accounts, net of effect of acquisitions:		—		—		—
Premiums and other receivables	(74,592)	1,904	(1)	1,600	(1)	(71,088)
Other receivables from government partners	(40,902)	—		(1,600	)(1)	(42,502)
Prepaid expenses and other current assets, net	(66,206)	343	(1)	—		(65,863)
Medical benefits payable	224,206	1,092	(1)	11,756	(3)	237,054
Unearned premiums	11,200	—		(20,493	)(1)	(9,293)
Accounts payables and other accrued expenses	121,077	(1,345	)(1,4)	20,493	(1)	140,225
Other payables to government partners, net	104,076	19,956	(3)	(11,756	)(3)	112,276
Taxes receivable	24,756	(2,186	)(1)	3,927	(5)	26,497
Other, net	1,272	(201	)(1)	—		1,071
Net cash provided by operations	512,654	(4,925)		—		507,729
Cash from (used in) investing activities:
Purchase of business, net of cash acquired	(7,976)	—		—		(7,976)
Proceeds from sale and maturities of investments	113,536	—		—		113,536
Purchases of investments	(145,798)	—		—		(145,798)
Purchases and dispostions of restricted invsetments, net	(16,074)	—		16,074	(5)	—
Purchases of restricted investments	—	—		(31,015	)(5)	(31,015)
Proceeds from sale and maturities of restricted investments	—	—		14,941	(5)	14,941
Additions to property, equipment, and capitalized software	(35,540)	3,799	(4)	—		(31,741)
Net cash used in investing activities	(91,852)	3,799		—		(88,053)
Cash from (used in) financing activities:
Proceeds from options exercised	9,000	—		—		9,000
Sale (purchase) of treasury stock	(722)	—		—		(722)
Incremental tax benefit from options exercises	3,649	1,120	(1)	—		4,769
Payments on debt	(25,600)	—		—		(25,600)
Proceeds from initial and secondary offering, net	21,995	—		—		21,995
Funds held for the benefit of members	113,652	—		—		113,652
Net cash (used in) provided by financing activities	121,974	1,120		—		123,094
Cash and cash equivalents:
Increase during year	542,776	—		—		542,776
Balance at beginning of year	421,766	—		—		421,766
Balance at end of year	$964,542	$—		$—		$964,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$50,266	$—		—		$50,266
Cash paid for interest	$13,539	$—		$—		$13,539
Non-cash additions to property, equipment, and capitalized software	$—	$4,192		$—		$4,192

(1)

The adjustments relate to the year over year change resulting from the correction of errors in connection with the restatement, which is explained in the 2006 and 2005 Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

(2)	The adjustment to Net income represents the 2006 effect of the restatement included in the 2006 Consolidated Statement of Income reconciliation.
(3)

The adjustment to Other payables to government partners is the effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the 2006 Consolidated Balance Sheet reconciliation.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

(4)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment.
(5)

These reclassifications were recorded to correct the presentation of certain amounts to conform to the 2007 presentation as presented in the Consolidated Statement of Cash Flows. These reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities, or investing activities.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2005 Consolidated Balance Sheet Reconciliation

	December 31, 2005					December 31, 2005
	as originally reported	Adjustments		Reclassifications		as restated
Assets
Current Assets:
Cash and cash equivalents	$421,766	$—		$—		$421,766
Investments	94,160	—		—		94,160
Premium and other receivables, net	47,567	—		—		47,567
Income tax receivable	11,575	7,268	(2)	—		18,843
Prepaid expenses and other currrent assets, net	19,036	—		(2,408	)(1)	16,628
Deferred income taxes	11,353	1,788	(1)	—		13,141
Total current assets	605,457	9,056		(2,408)		612,105
Property, equipment and capitalized software, net	37,057	—		—		37,057
Goodwill	185,779	—		—		185,779
Other intangibles, net	21,668	—		—		21,668
Restricted investment assets	37,308	—		—		37,308
Other assets	220	—		2,206	(1)	2,426
Total Assets	$887,489	$9,056		$(202)		$896,343
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$241,375	—		(17,701	)(4)	$223,674
Unearned premiums	12,606	—		—		12,606
Accounts payable	4,867	—		—		4,867
Other accrued expenses	52,976	—		(202	)(1)	52,774
Other payables to government partners	—	18,629	(3)	17,701	(4)	36,330
Taxes payable	—	—		—		—
Deferred income taxes	1,260	—		—		1,260
Current portion of long-term debt	1,600	—		—		1,600
Current portion of note payable to related party	25,000	—		—		25,000
Funds held for the benefit of members	—	—		—		—
Other current liabilities	358	—		—		358
Total current liabilities	340,042	18,629		(202)		358,469
Long-term debt	155,461	—		—		155,461
Deferred income taxes	16,577	—		—		16,577
Other liabilities	5,285	1	(1)	—		5,286
Total liabilities	517,365	18,630		(202)		535,793
Stockholders’ Equity:
Common stock	394	—		—		394
Paid-in capital	240,337	1,788	(1)	—		242,125
Retained earnings	129,372	(11,363	)(5)	—		118,009
Accumulated other comprehensive income (loss)	21	1	(1)	—		22
Total stockholders’ equity	370,124	(9,574)		—		360,550
Total Liabilities and Stockholders’ Equity	$887,489	$9,056		$(202)		$896,343

(1)

The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

(2)

The adjustment is the tax-effect of the restatement adjustments recorded in calendar year 2005 and explained in the following 2005 Consolidated Statement of Income reconciliation to restated 2005 balances.

(3)

The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, for both existing liabilities in (4) below as discussed previously, of which $7,475 relates to 2005 and is reflected in the 2005 income statement which is shown in the 2005 Consolidated Statement of Income reconciliation to restated 2005 balances, and $11,153 relates to 2004 and is reflected in the 2004 income statement which is shown in the 2004 Consolidated Statement of Income reconciliation to restated 2004 balances.

(4)

The adjustment to Medical benefits payable is primarily due to the reclassification of amounts to the Other payables to government partners for existing recorded liabilities related to the restatement that were previously recorded as Medical Benefits Payable prior to the restatement.

(5)	The adjustment to Retained earnings is the income statement impact of restatement adjustments from 2005, and 2004.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2005 Consolidated Statement of Income Reconciliation

	Year Ended					Year Ended
	December 31, 2005					December 31, 2005
	as originally reported	Adjustments		Reclassifications		as restated
Revenues:
Premium	$1,862,497	(7,475	)(1)	$(6,721	)(3)	$1,848,301
Investment and other income	17,042	—				$17,042
Total revenues	1,879,539	(7,475)		(6,721)		1,865,343
Expenses:
Medical benefits	1,512,109	—		(6,721	)(3)	1,505,388
Selling, general and administrative	259,491	—				259,491
Depreciation and amortization	9,204	—				9,204
Interest	13,562	—				13,562
Total expenses	1,794,366	—		(6,721)		1,787,645
Income before income taxes	85,173	(7,475)				77,698
Income tax expense	33,245	(2,915	)(2)			30,330
Net income	$51,928	$(4,560)		$—		$47,368

Net Income per share (see Note 4)
Net income per share - basic	$1.38	$(0.12)		$—		$1.26
Net income per share - diluted	$1.32	$(0.11)		$—		$1.21

(1)

The adjustment to Premium is the 2005 impact of the restatement adjustment for retrospective premium refunds amounts needed in addition to the amounts already recorded before the restatement and reclassified as noted in (3) below to reflect such amounts as reduction to premium.

(2)	The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.
(3)

The reclassification to premium includes the 2005 amounts initially recorded as medical expenses prior to the restatement related to the retrospective premium refund amounts for the refund requirements under the Florida Medicaid contracts as discussed previously for amounts originally recorded as medical expenses prior to the restatement, to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported net income, earnings per share, or net cash provided by operations for the year ended December 31, 2005.

The quarterly impact of the restatement for the periods presented in the Consolidated Statements of Income are included in Note 19.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2005 Consolidated Statement of Cash Flows Reconciliation

	Year Ended					Year Ended
	December 31, 2005					December 31, 2005
	as originally reported	Adjustments		Reclassifications		as restated
Cash from (used in) operating activities:
Net income	$51,928	(4,560	)(2)	$—		$47,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,204	—		—		9,204
Disposal of property and equipment	42	—		—		42
Equity-based compensation expense	5,959	—		—		5,959
Accreted interest	160	—		—		160
Deferred taxes, net	7,028	(1,788	)(1)	—		5,240
Provision for doubtful receivables	1,635	—		—		1,635
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	2,885	—		—		2,885
Prepaid expenses and other current assets, net	(11,720)	1,294	(1)	—		(10,426)
Medical benefits payable	50,780	—		(5,609	)(3)	45,171
Unearned premiums	(50,843)	—		—		(50,843)
Accounts payables and other accrued expenses	22,425	(304	)(1)	—		22,121
Other payables to government partners, net	—	7,475	(3)	5,609	(3)	13,084
Taxes receivable	(9,960)	(2,918	)(4)	—		(12,878)
Other, net	1,924	801	(1)	—		2,725
Net cash provided by operations	81,447	—		—		81,447
Cash from (used in) investing activities:
Purchase of business, net of cash acquired	(5,931)	—		—		(5,931)
Proceeds from sale and maturities of investments	208,457	—		—		208,457
Purchases of investments	(227,078)	—		—		(227,078)
Purchases and dispostions of restricted investments, net	(5,835)	—		5,835	(4)	—
Purchases of restricted invsetments	—	—		(6,335	)(4)	(6,335)
Proceeds from sale and maturities of restricted investments	—	—		500	(4)	500
Additions to property, equipment, and capitalized software	(28,943)	—		—		(28,943)
Net cash used in investing activities	(59,330)	—		—		(59,330)
Cash from (used in) financing activities:
Proceeds from options exercised	3,850	—		—		3,850
Payments on debt	(1,600)	—		—		(1,600)
Purchase of treasury stock	(228)	—		—		(228)
Net cash (used in) provided by financing activities	2,022	—		—		2,022
Cash and cash equivalents:
Increase during year	24,139	—		—		24,139
Balance at beginning of year	397,627	—		—		397,627
Balance at end of year	$421,766	$—		$—		$421,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$33,150	$—		—		$33,150
Cash paid for interest	$12,983	$—		$—		$12,983
Non-cash additions to property, equipment, and capitalized software	$—	$—		$—		$—

(1)

The adjustments relate to the year over year change resulting from the correction of errors in connection with the restatement, which is explained in the 2005 and 2004 Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

(2)	The adjustment to Net income represents the 2005 effect of the restatement included in the 2005 Consolidated Statement of Income reconciliation.
(3)

The adjustment to Other payables to government partners is effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the 2005 Consolidated Balance Sheet reconciliation.

(4)

These reclassifications were recorded to correct the presentation of certain amounts to conform to the 2006 presentation as presented in the Consolidated Statement of Cash Flows. These reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities, or investing activities.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2004 Consolidated Balance Sheet Reconciliation

	December 31, 2004					December 31, 2004
	as originally reported	Adjustments		Reclassifications		as restated
Assets
Current Assets:
Cash and cash equivalents	$397,627	$—		$—		$397,627
Investments	75,515	—		—		75,515
Premium and other receivables, net	52,170	—		—		52,170
Income tax receivable	1,615	4,350	(1)	—		5,965
Prepaid expenses and other currrent assets, net	6,119	—		—		6,119
Deferred income taxes	15,362	—		—		15,362
Total current assets	548,408	4,350		—		552,758
Property, equipment and capitalized software, net	12,587	—		—		12,587
Goodwill	180,848	—		—		180,848
Other intangibles, net	25,441	—		—		25,441
Restricted investment assets	31,473	—		—		31,473
Other assets	279	—		—		279
Total Assets	$799,036	$4,350		$—		$803,386
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$190,595	—		(12,092	)(4)	$178,503
Unearned premiums	63,449	—		—		63,449
Accounts payable	12,027	—		—		12,027
Other accrued expenses	23,493	—		—		23,493
Other payables to government partners	—	11,153	(2)	12,092	(4)	23,245
Current portion of long-term debt	1,600	—		—		1,600
Total current liabilities	291,164	11,153		—		302,317
Note payable to related party	25,000					25,000
Long-term debt	156,901	—		—		156,901
Deferred income taxes	14,818	—		—		14,818
Other liabilities	2,522	—		—		2,522
Total liabilities	490,405	11,153		—		501,558
Stockholders’ Equity:
Common stock	386	—		—		386
Paid-in capital	230,804	—		—		230,804
Retained earnings	77,444	(6,803	)(3)	—		70,641
Accumulated other comprehensive income (loss)	(3)	—		—		(3)
Total stockholders’ equity	308,631	(6,803)		—		301,828
Total Liabilities and Stockholders’ Equity	$799,036	$4,350		$—		$803,386

(1)

The adjustment is the tax-effect of the restatement adjustments recorded in calendar year 2004 and explained in the following 2004 Consolidated Statement of Income reconciliation to restated 2004 balances.

(2)

The adjustment to Other payables to government partners is the 2004 effect of the restatement for retrospective premium refund, for both existing liabilities in (4) below as discussed previously and is reflected in the 2004 income statement which is shown in the 2004 Consolidated Statement of Income reconciliation to restated 2004 balances.

(3)	The adjustment to Retained Earnings is the income statement impact of restatement adjustments from 2004.
(4)

The adjustment to Medical benefits payable is primarily due to the reclassification of amounts to the Other payables to government partners for existing recorded liabilities related to the restatement that were previously recorded as Medical benefits payable prior to the restatement.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2004 Consolidated Statement of Income Reconciliation

	Year Ended					Year Ended
	December 31, 2004					December 31, 2004
	as originally reported	Adjustments		Reclassifications		as restated
Revenues:
Premium	$1,390,896	(11,153	)(1)	$(1,820	)(3)	$1,377,923
Investment and other income	4,307	—		—		4,307
Total revenues	1,395,203	(11,153)		(1,820)		1,382,230
Expenses:
Medical benefits	1,125,560	—		(1,820	)(3)	1,123,740
Selling, general and administrative	171,257	—		—		171,257
Depreciation and amortization	7,715	—		—		7,715
Interest	10,165	—		—		10,165
Total expenses	1,314,697	—		(1,820)		1,312,877
Income before income taxes	80,506	(11,153)		—		69,353
Income tax expense	31,256	(4,350	)(2)	—		26,906
Net income	$49,250	$(6,803)		$—		$42,447

Net Income per share (see Note 4)
Net income per share - basic	$1.70	$(0.24)		$—		$1.46
Net income per share - diluted	$1.56	$(0.22)		$—		$1.34

(1)                    The adjustment to Premium is the 2004 impact of the restatement adjustment for retrospective premium refunds amounts needed in addition to the amounts already recorded before the restatement and reclassified as noted in (3) below to reflect such amounts as reduction to premium.

(2)                    The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.

(3)                    The reclassification to premium includes the 2004 amounts initially recorded as medical expenses prior to the restatement related to the retrospective premium refund amounts for the refund requirements under the Florida Medicaid contracts as discussed previously for amounts originally recorded as medical expenses prior to the restatement, to reflect such amounts as reduction to premium.  These reclassifications do not impact our previously reported net income, earnings per share, or net cash provided by operations for the year ended December 31, 2004.

The quarterly impact of the restatement for the periods presented in the Consolidated Statements of Income are included in Note 19.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

2004 Consolidated Statement of Cash Flows Reconciliation

	Year Ended					Year Ended
	December 31, 2004					December 31, 2004
	as originally reported	Adjustments		Reclassifications		as restated
Cash from (used in) operating activities:
Net income	$49,250	$(6,803	)(1)	$—		$42,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,715	—		—		7,715
Gain on extinguishment of debt	(2,697)	—		—		(2,697)
Equity-based compensation expense	2,044	—		—		2,044
Accreted interest	378	—		—		378
Deferred taxes, net	(2,221)	—		—		(2,221)
Provision for doubtful receivables	1,195	—		—		1,195
Changes in operating accounts, net of effect of acquisitions:	—	—
Premiums and other receivables	(23,408)	—		—		(23,408)
Prepaid expenses and other current assets, net	(6,680)	—		—		(6,680)
Medical benefits payable	24,138	—		(12,092	)(2)	12,046
Unearned premiums	(12,901)	—		—		(12,901)
Accounts payables and other accrued expenses	2,456	—		—		2,456
Other payables to government partners, net	—	11,153	(2)	12,092	(2)	23,245
Taxes receivable	9,913	(4,350	)(3)	—		5,563
Other, net	(420)	—		—		(420)
Net cash provided by operations	48,762	—		—		48,762
Cash from (used in) investing activities:
Purchase of business, net of cash acquired	(36,542)	—		—		(36,542)
Proceeds from sale and maturities of investments	103,434	—		—		103,434
Purchases of investments	(145,174)	—		—		(145,174)
Purchases and dispostions of restricted investments	(9,505)	—		—		(9,505)
Additions to property, equipment, and capitalized software	(8,679)	—		—		(8,679)
Net cash used in investing activities	(96,466)	—		—		(96,466)
Cash from (used in) financing activities:
Contribution of capital	95	—		—		95
Proceeds from options exercised	82	—		—		82
Payments on debt	(108,833)	—		—		(108,833)
Proceeds from debt issuance, net	159,200	—		—		159,200
Proceeds from initial and secondary public offerings, net	157,466	—		—		157,466
Net cash (used in) provided by financing activities	208,010	—		—		208,010
Cash and cash equivalents:
Increase during year	160,306	—		—		160,306
Balance at beginning of year	237,321	—		—		237,321
Balance at end of year	$397,627	$—		$—		$397,627
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$27,151	$—		—		$27,151
Cash paid for interest	$11,343	$—		$—		$11,343
Non-cash additions to property, equipment, and capitalized software	$—	$—		$—		$—

(1)	The adjustment to Net income represents the 2004 effect of the restatement included in the 2004 Consolidated Statement of Income reconciliation.
(2)

The adjustment to Other payables to government partners is effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the 2004 Consolidated Balance Sheet reconciliation.

(3)	The adjustment to Tax receivable is the tax effect of the restatement adjustments as discussed previously and explained in the 2004 Consolidated Statement of Income reconciliation.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

4. NET INCOME PER COMMON SHARE

The Company computes basic net income per common share on the basis of the weighted average number of unrestricted common shares outstanding.  Diluted net income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and restricted common shares using the treasury stock method.

The following table presents the calculation of net income per common share — basic and diluted:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)	(Restated)	(Restated)
Numerator:
Net income — basic and diluted	$216,236	$121,229	$47,368	$42,447

Denominator:
Weighted average common shares outstanding — basic	40,705,454	39,335,313	37,714,286	29,011,115
Adjustment for unvested restricted common shares	377,786	486,262	754,087	2,077,990
Dilutive effect of stock options (as determined by the treasury stock method)	857,368	799,896	824,971	506,075
Weighted average common shares outstanding — diluted	41,940,608	40,621,471	39,293,344	31,595,180

Net income per common share — basic	$5.31	$3.08	$1.26	$1.46
Net income per common share — diluted	$5.16	$2.98	$1.21	$1.34

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would have been anti-dilutive.  For the years ended December 31, 2007, 2006, 2005 and 2004, approximately 512,600, 92,000, 542,900 and 58,000 shares, respectively, were excluded from diluted weighted average common shares outstanding.

5.  MEDICAL BENEFITS PAYABLE

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)	(Restated)	(Restated)

Balances as of beginning of period	$460,728	$223,674	$178,503	$138,028 (1)
Opening medical benefits payable related to Harmony acquisition	—	—	—	18,160
Medical benefits incurred related to:
Current period	4,313,581	2,954,427	1,531,774	1,150,128
Prior periods	(100,197)	(47,137)	(26,386)	(26,388)
Total	4,213,384	2,907,290	1,505,388	1,123,740
Medical benefits paid related to:
Current period	(3,781,425)	(2,492,992)	(1,330,802)	(985,847)
Prior periods	(354,541)	(177,244)	(129,415)	(115,578)
Total	(4,135,966)	(2,670,236)	(1,460,217)	(1,101,425)
Balances as of end of period	$538,146	$460,728	$223,674	$178,503

(1)

The January 1, 2004 beginning balance has been adjusted for certain amounts that were reclassified from Medical benefits expense payable to Other payables to government partners to conform to the 2007, 2006, and 2005 presentation.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Medical benefits payable recorded at December 31, 2006, 2005 and 2004 developed favorably by approximately $100,197, $47,137 and $26,386, respectively.  These decreases in medical benefits payable in the amounts incurred related to prior years for 2007 related to 2006, 2006 related to 2005, and 2005 related to 2004,  were primarily attributable to favorable development in our key assumptions consisting of trend factors and completion factors.

6. GOODWILL AND INTANGIBLE ASSETS

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

The aggregate purchase price was $170,060, plus a warrant to purchase 2,287,037 Class B common units at an adjusted purchase price of $3.00 per unit with an estimated value of $250.  The valuation of the warrants was made utilizing Black-Scholes valuation model.  Significant assumptions utilized were: dividend yield of 0%; expected term of one year; risk-free interest rate of 1.8%; and an expected volatility of 50.2%.  The Company entered into a settlement agreement in February 2004, which finalized all outstanding purchase price adjustments with the sellers.  The aggregate amount of goodwill related to the Acquired Subsidiaries in 2002 was $117,064 and was increased in 2003 by $41,630 and in 2005 by $4,391 to account for the purchase price adjustments, as well as an addition to intangibles of $19,970.  The purchase price adjustment during 2003 was assigned to each reporting unit based upon the corresponding impact of the purchase price adjustments.  Goodwill was assigned to its two reporting units, which are also its reporting segments.  Identifiable intangibles with definite useful lives are being amortized based on their estimated useful lives.

Harmony Health Systems, Inc.

In June 2004, the Company acquired Harmony Health Systems, Inc. and its subsidiaries, Harmony Health Plan of Illinois, Inc. and Harmony Health Management, Inc. (collectively, “Harmony”) pursuant to the terms of a merger agreement entered into in March 2004, for $50,296, including acquisition costs of $1,609, which resulted in goodwill and other intangible assets of $40,186.  In June 2005, the Company made a subsequent payment of $4,931 as an adjustment in the purchase price to account for excess reserves for medical claims as of December 31, 2003.  The payment was recorded as an addition to goodwill.  The associated addition to goodwill related to the Harmony acquisition resulted in an additional $3,691 of goodwill to be recorded in 2006 due to the tax treatment of goodwill and intangibles and non-deductible items.  The results of Harmony’s operations have been included in the consolidated financial statements since the acquisition date.

Harmony is a provider of Medicaid managed care plans in Illinois and Indiana.  Harmony, through HHP, operates the largest Medicaid managed care plan in Illinois.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

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

The following pro forma summary financial information presents the consolidated and combined income statement information for the year ended December 31, 2004 as if the Harmony transaction had been consummated on January 1, and adjusted for the pro-forma effects of converted shares outstanding subsequent to the IPO as if those share counts were outstanding for the full year.  Additionally, the pro-forma does not purport to be indicative of what would have occurred had the acquisition been completed at that date or the results that may occur in the future.

Year Ended December 31, 2004
(unaudited)
Premium Revenue	$1,443,872
Net Income	$50,299
Net income per common share:
Basic	$1.73
Diluted	$1.59

Weighted average common shares outstanding
Basic	29,011,115
Diluted	31,595,180

a)  Goodwill

Goodwill balances and the changes therein are as follows:

Balance as of January 1, 2004	$158,725
Goodwill increase during the year ended 2004	22,123

Balance as of December 31, 2004	$180,848
Goodwill increase during the year ended 2005	4,931

Balance as of December 31, 2005	$185,779
Goodwill increase during the year ended 2006	3,691

Balance as of December 31, 2006	$189,470
Goodwill increase during the year ended 2007	—

Balance as of December 31, 2007	$189,470

At December 31, 2007, 2006, 2005 and 2004, goodwill of $78,339 was assigned to the Medicare reporting unit and $111,131, $111,131, $107,440 and $102,509 was assigned to the Medicaid reporting unit for each year, respectively.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

b)  Intangibles

We obtained intangible assets as a result of the acquisitions of our subsidiaries.  Intangible assets include provider networks, membership contracts, trademark, non-compete agreements, government contracts, licenses and permits.

In 2006 the Company also acquired 100% of the stock of three licensed insurance companies which had limited or no activity prior to the Company’s ownership.  The Company operates its PFFS business through these companies.  The purchase price allocated to intangible assets for the acquired companies consisted of state licenses in the amount of $4,300 with a useful life of 15 years.

In August 2006, the Company was notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that it was not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007.  The contract with the state expired on December 31, 2006 and the Company concluded that it would not provide future Medicaid services in Indiana under the associated license.  As a result, Indiana market intangible assets were deemed to have no further economic value.  Accordingly, the remaining amortization on the assets with a net value of $2,500 that were purchased in 2004 was accelerated.  Expense of $2,500 is included in depreciation and amortization expense in the Company’s 2006 statement of income.

The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2007, 2006, 2005 and 2004:

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Provider network	$4,878	$(3,385)	$4,878	$(2,955)
Membership contracts	11,960	(11,893)	11,960	(11,452)
Trademark	10,443	(3,326)	10,443	(2,630)
Non-compete agreements	3,972	(3,778)	3,972	(2,967)
Licenses and permits	5,270	(752)	5,270	(401)
State contracts	3,336	(439)	3,336	(599)
	$39,859	$(23,573)	$39,859	$(21,004)

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Provider network	$5,517	$(2,806)	$5,517	$(2,467)
Membership contracts	11,960	(9,275)	10,960	(6,867)
Trademark	10,443	(1,937)	10,443	(1,243)
Non-compete agreements	4,433	(2,296)	4,433	(1,393)
Licenses and permits	985	(224)	985	(159)
State contracts	5,467	(599)	5,467	(235)
	$38,805	$(17,137)	$37,805	$(12,364)

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Amortization expense for the years ended December 31, 2007, 2006, 2005 and 2004 was $2,569, $7,098, $4,773 and $4,797, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2007 is as follows:

2008	$1,793
2009	1,532
2010	1,532
2011	1,532
2012	1,414
2013 and thereafter	8,483
$16,286

The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

Weighted-Average Amortization Period (in Years)

Provider network	11.2
Membership contracts	4.5
Trademark	15.1
Non-compete agreements	4.9
Licenses and permits	15.0
State contracts	15.0
Total intangibles	10.4

7. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments are as follows at December 31, 2007, 2006, 2005 and 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2007
Available for sale:
Municipal variable rate bonds	$222,677	$—	$—	$222,677
Certificates of deposit	31,204	—	—	31,204
	$253,881	$—	$—	$253,881

December 31, 2006
Available for sale:
Municipal variable rate bonds	$95,938	$—	$—	$95,938
Certificates of deposit	30,484	—	—	30,484
	$126,422	$—	$—	$126,422

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$—	$9,545
Certificates of deposit	58,823	—	—	58,823
Treasury bills	25,790	2	—	25,792
	$94,158	$2	$—	$94,160

December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$—	$10,630
Certificates of deposit	39,711	—	—	39,711
Treasury bills	25,174	—	—	25,174
	$75,515	$—	$—	$75,515

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Contractual maturities of available-for-sale short-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter

December 31, 2007
Available for sale:
Municipal variable rate bonds	$222,677	$2,690	$—	$6,700	$213,287
Certificates of deposit	31,204	31,088	116	—	—
	$253,881	$33,778	$116	$6,700	$213,287

December 31, 2006
Available for sale:
Municipal variable rate bonds	$95,938	$430	$—	$—	$95,508
Certificates of deposit	30,484	30,484	—	—	—
	$126,422	$30,914	$—	$—	$95,508

December 31, 2005
Available for sale:
Municipal variable rate bonds	$9,545	$—	$770	$—	$8,775
Certificates of deposit	58,823	58,201	622	—	—
Treasury bills	25,792	25,792	—	—	—
	$94,160	$83,993	$1,392	$—	$8,775

December 31, 2004
Available for sale:
Municipal variable rate bonds	$10,630	$—	$770	$2,550	$7,310
Certificates of deposit	39,711	14,127	25,584	—	—
Treasury bills	25,174	25,174	—	—	—
	$75,515	$39,301	$26,354	$2,550	$7,310

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2007 and 2006, 2005 and 2004, bond investments totaling $67,410 and $81,928, $109,382 and $94,706, respectively, were sold. Realized gains of $0, $0, $24 and $0 were recorded for the years ended December 31, 2007 and 2006, 2005 and 2004, respectively.

Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio. However, as of December 31, 2007, $204,700 of our $253,881 in short-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”).  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These notes carry investment grade credit ratings. Subsequent to December 31, 2007 $198,000 of the $204,700 of auction rate securities that the Company held at the balance sheet date were either redeemed at par or had their interest rate reset through a successful auction. The Company has not realized any losses associated with selling its auction rate securities as of December 31, 2007.

8. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2007, 2006, 2005 and 2004, the amortized cost,

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

gross unrealized gains, gross unrealized losses and fair value of these securities are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2007
Cash	$3,881	$—	$—	$3,881
Certificates of deposit	1,639	—	—	1,639
Money market funds	64,467	—	—	64,467
Treasury bills	18,867	391	(9)	19,249
	$88,854	$391	$(9)	$89,236
December 31, 2006
Cash	$3,650	$—	$—	$3,650
Certificates of deposit	1,588	—	—	1,588
Treasury bonds	536	65	—	601
Money market funds	36,814	—	—	36,814
Treasury bills	10,739	—	(10)	10,729
	$53,327	$65	$(10)	$53,382

December 31, 2005
Certificates of deposit	$5,042	$—	$—	$5,042
Treasury bonds	3,307	19	—	3,326
Money market funds	27,322	—	—	27,322
Treasury bills	1,618	—	—	1,618
	$37,289	$19	$—	$37,308

December 31, 2004
Certificates of deposit	$5,522	$—	$—	$5,522
Treasury bonds	4,238	—	(3)	4,235
Money market funds	21,716	—	—	21,716
	$31,476	$—	$(3)	$31,473

Contractual maturities of available-for-sale restricted investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter

December 31, 2007
Available for sale:
Cash	$3,881	$3,881	$—	$—	$—
Certificates of deposit	1,639	1,639	—	—	—
Money market funds	64,467	64,467	—	—	—
Treasury bills	19,249	4,956	13,468	825	—
	$89,236	$74,943	$13,468	$825	$—

December 31, 2006
Available for sale:
Cash	$3,650	$3,650	$—	$—	$—
Certificates of deposit	1,588	1,588	—	—	—
Treasury bonds	601	—	—	601	—
Money market funds	36,814	36,814	—	—	—
Treasury bills	10,729	5,999	4,172	558	—
	$53,382	$48,051	$4,172	$1,159	$—

December 31, 2005
Available for sale:
Certificates of deposit	$5,042	$5,042	$—	$—	$—
Treasury bonds	3,326	3,326	—	—	—
Money market funds	27,322	27,322	—	—	—
Treasury bills	1,618	1,618	—	—	—
	$37,308	$37,308	$—	$—	$—

December 31, 2004
Available for sale:
Certificates of deposit	$5,522	$5,522	$—	$—	$—
Treasury bonds	4,235	4,235	—	—	—
Money market funds	21,716	21,716	—	—	—
	$31,473	$31,473	$—	$—	$—

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

No realized gains or (losses) were recorded for the years ended December 31, 2007, 2006 or 2005 and 2004, respectively.

9. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	As of December 31,
	2007	2006	2005	2004

Leasehold improvements	$10,457	$8,807	$5,859	$3,393
Land	—	—	—	42
Computer equipment and software	69,062	55,035	27,561	6,908
Furniture and equipment	20,360	14,655	10,489	4,664
	99,879	78,497	43,909	15,007
Less accumulated depreciation	(33,319)	(17,239)	(6,852)	(2,420)
	$66,560	$61,258	$37,057	$12,587

The Company recognized depreciation expense on property and equipment of $16,188, $10,072, $4,431 and $2,896 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively. The Company had $2,285, $4,192, $0 and $0 of non-cash property, equipment and capitalized software additions at December 31, 2007, 2006, 2005 and 2004, respectively.

10. DEBT

The Company’s outstanding debt consists of the following:

	As of December 31,
	2007	2006	2005	2004

Note payable to related party	$—	$—	$25,000	$25,000
Term loan facility	154,581	155,621	157,061	158,501
Total	154,581	155,621	182,061	183,501
Less: current portion of long-term debt	(154,581)	(1,600)	(26,600)	(1,600)
	$—	$154,021	$155,461	$181,901

Credit Agreement

The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended on September 1, 2005 and on September 28, 2006 (as amended, the “Credit Agreement”).

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The credit facilities under the Credit Agreement consist of a senior secured term loan facility in the amount of approximately $154,600 and a revolving credit facility in the amount of $125,000, of which $10,000 is available for short-term borrowings on a swing-line basis. The term loan and credit facilities are secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month LIBOR rate plus a rate equal to 2.50%.  The term loan matures in May 2009, and the revolving credit facility expired in May 2008.  The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. As of December 31, 2007, the revolving credit facility had not been utilized.

The Credit Agreement contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens, enter into business combination transactions and pay dividends to shareholders. As a result of the on-going investigation discussed in Note 3, the Company has been unable to satisfy a number of such obligations, including providing audited financial statements, annual financial plans, and other information sought by the holder of the Credit Agreement. Consequently, since November, 2007 the Company has been in technical default under the terms of this Credit Agreement. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. As of the date of this report, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.

Note Payable to Related Party

In conjunction with the Company’s acquisition of the Acquired Subsidiaries, as defined in Note 6, the Company issued a note (the “Seller Note”) payable to the former stockholders of WellCare of Florida, Inc (“WC”), HealthEase of Florida, Inc. (“HE”), Comprehensive Health Management, Inc., and Comprehensive Health Management of Florida, L.C. (the “Florida Companies”).  The Seller Note was secured by a portion of the Florida Companies common stock, had an initial principal amount of $53,000, and bore interest at the rate of 5.25% per annum and was payable from September 15, 2003 through September 15, 2006.  The principal amount of the Seller Note was subject to adjustment in 2003 and 2004 based upon a number of earn-outs and other contingencies set forth in the purchase agreement, including the capital adequacy of certain of the Florida Companies as of the closing date and the earnings of the Florida Medicare business during fiscal 2002.  The Company entered into a settlement agreement in February 2004 that fixed the amount of the purchase price and the Seller Note. Concurrently upon entering into the Credit Agreement, the Company entered into an agreement with the former stockholders to repay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The maximum potential liability on this note at December 31, 2005 was $25,000 and was due on September 15, 2006, or would be due immediately upon a sale of the Company. The seller continued to be obligated to provide the Company with indemnification for potential pre-acquisition claims. The Seller Note was settled in full in September 2006 in the amount of $24,000, resulting in a $1,000 gain on the extinguishment of debt. The gain is included in 2006 other income. The payment of the debt cancelled all obligations by the Seller for indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.

Maturities of Debt

Scheduled maturities of the Company’s debt, including the accreted amount of the senior discount notes, during fiscal years subsequent to December 31, 2007 are as follows:

2008	$1,600
2009	152,981
$154,581

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

As the Company was not in compliance with the terms of the Credit Agreement at December 31, 2007, the scheduled maturities have been reclassified as current in the Consolidated Balance Sheet.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

The Company is currently under investigation by several federal and state authorities, including the Florida Agency for Health Care Administration (“AHCA”), the U.S. Attorney’s Office for the Middle District of Florida (the “USAO”), the Civil Division of the U.S. Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”).  Pursuant to an agreement dated August 18, 2008 with AHCA, the USAO and MFCU, two of the Company’s subsidiaries, WellCare of Florida, Inc. and HealthEase of Florida, Inc. (collectively, the “WellCare Florida HMOs”), agreed to transmit $35.2 million (the “Transmitted Amount”) to the Financial Litigation Unit of the USAO.  The Transmitted Amount was based upon the Company’s best estimate, as of the effective date of the agreement, of the total potential amount of Medicaid behavioral health capitation refunds that the WellCare Florida HMOs owe or may owe to AHCA for calendar years 2002 through 2006, but did not include any interest, fines, penalties or other assessments that may be imposed against the Company.  Of the total Transmitted Amount, the Company acknowledged and agreed that the WellCare Florida HMOs would make payment of not less than a total amount of $24.5 million, and therefore the Company authorized the USAO, AHCA and MFCU to access and distribute the $24.5 million to the appropriate federal and state agencies in accordance with applicable federal and state law.  In addition, the parties to the agreement acknowledged and agreed that $10.7 million of the Transmitted Amount would be held in an escrow account pending resolution of all federal and related state claims by the United States or the State of Florida for monetary damages or other financial impositions of any kind arising from, or related to, the investigation by MFCU or the USAO.  The amount held in escrow does not limit in any way the ability of federal or state authorities to recover additional amounts, including interest, civil or criminal fines, penalties or other assessments that may be imposed against the Company, and the Company cannot make any assurances that the federal or state authorities will not seek or be entitled to recover amounts in excess of the escrowed amounts. The agreement did not, nor should it be construed to, operate as a settlement or release of any criminal, civil or administrative claims for monetary, injunctive or other relief against the Company, whether under federal, state or local statutes, regulations or common law.  Furthermore, the agreement does not operate, nor should it be construed, as a concession that the Company is entitled to any limitation of its potential federal, state or local civil or criminal liability.

The Company is engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, we charged selling, general and administrative expense and have accrued a liability in the amount of $50,000 in the accompanying financial statements for the year ended December 31, 2007 in connection with the ultimate resolution of these matters. However, the Company cannot provide assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.

In addition to the federal and state governmental investigations referenced above, as previously disclosed, the U.S. Securities and Exchange Commission is conducting an informal investigation. In addition, the Company is responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program. The Company has communicated with regulators in states in which the Company’s HMO and insurance operating subsidiaries are domiciled regarding the investigations. The Company is cooperating with federal and state regulators and enforcement officials in these matters. It does not know whether, or the extent to which, any pending investigations might lead to the payment of fines, penalties or operating restrictions.

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

The Company also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including the Company and one of its subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, the Company is unable to determine the nature of the allegations and, therefore, the Company does not know at this time whether this action relates to the subject matter of the federal investigations. In addition, it is possible that additional qui tam actions have been filed against the Company and are under seal.  Thus, it is possible that the Company is subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this 2007 Form 10-K.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Class Action and Derivative Lawsuits

Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of the Company.  The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Securities Exchange Act of 1934, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant.  The response to the amended complaint was filed in January, 2009. The Company intends to defend itself vigorously against these claims.  At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

 Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name.  At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.

Other Lawsuits and Claims

Separate and apart from the legal matters described above, we are also involved in other legal actions that are in the normal course of our business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently believe that none of these actions, when finally concluded and

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

determined, will, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases

The Company has operating leases for office space. Rental expense totaled $14,731, $12,217, $7,965 and $4,139 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2007 were:

2008	$13,559
2009	15,413
2010	14,541
2011	12,484
2012	8,414
2013 and thereafter	23,700
$88,111

12. BUSINESS ACQUISITIONS

a)  Acquired Subsidiaries

In July 2002, Holdings acquired (directly or indirectly) 100 percent of the outstanding stock or other ownership interests of the Acquired Subsidiaries as defined in Note 6. The results of the Acquired Subsidiaries’ operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was $170,060, plus a warrant to purchase 2,287,037 Class B common units at an adjusted purchase price of $3.00 per unit with an estimated value of $250. The valuation of the warrants was made utilizing the Black-Scholes valuation model. Significant assumptions utilized were: dividend yield of 0%; expected term of one year; risk-free interest rate of 1.8%; and an expected volatility of 50.2%. The Company entered into a settlement agreement in February 2004, which finalized all outstanding purchase price adjustments with the sellers. Goodwill and other intangibles totaling $117,064 and $19,970, respectively, were recorded. Identifiable intangibles with definite useful lives are being amortized based on their estimated useful lives.

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

13. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. The Company and the subsidiaries file separate state franchise, income and premium tax returns as applicable.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The following table provides components of income tax expense for the following periods:

	For the year ending December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Current:
Federal	$157,396	$54,703	$17,185	$19,061
State	20,770	8,705	4,531	4,065
	178,166	63,408	21,716	23,126
Deferred:
Federal	(15,846)	14,529	7,624	3,335
State	(588)	1,853	990	445
	(16,434)	16,382	8,614	3,780
Total	$161,732	$79,790	$30,330	$26,906

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	For the year ending December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Income tax expense at statutory rate	$132,289	$70,357	$27,194	$24,274
Increase (reduction) resulting from:
State income tax, net of federal benefit	12,913	9,522	3,638	2,484
Provision to return differences	51	(154)	(369)	—
Investigation expense	17,500	—	—	—
Other, net	(1,021)	65	(133)	148
Total income tax expense	$161,732	$79,790	$30,330	$26,906

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Deferred tax assets:
Medical and other benefits discounting	$—	$7,160	$8,257	$6,215
Unearned premium discounting	3,127	1,820	926	4,964
Tax basis assets	5,272	2,268	—	—
Unrecognized tax benefits	66,154	—	—	—
Accrued expenses and other	15,089	8,653	3,958	4,183
	89,642	19,901	13,141	15,362
Deferred tax liabilities:
Goodwill, other intangibles and other	22,990	18,577	16,576	14,818
Medical and other benefits discounting	29,473	—	—	—
Depreciation	—	3,034	—	—
Software development costs	13,566	10,247	—	—
Prepaid liabilities	992	1,735	1,261	—
	67,021	33,593	17,837	14,818
Net deferred tax asset (liability)	$22,621	$(13,692)	$(4,696)	$544

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The Company adopted FIN 48 on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Gross unrecognized tax benefits, January 1, 2007	$1,093
Gross increases:
Prior year tax positions	—
Current year tax positions	66,154
Gross decreases:
Prior year settlements	—
Settlements	—
Statute of limitations lapses	—
Gross unrecognized tax benefits, December 31, 2007	$67,247

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. The FIN 48 liability is recorded in Other Liabilities. During the year ended December 31, 2007, the Company recognized $0 in interest expense and thus has no accrued interest at December 31, 2007. No amount was accrued for penalties. As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.

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

14. RELATED-PARTY TRANSACTIONS

Seller Note

The Seller Note related to the acquisition of the Acquired Subsidiaries is due to the former stockholders of the Florida Companies, one of whom also served as a director of WellCare of Florida, Inc. and HealthEase of Florida, Inc. and one of whom was an executive officer of the Company. The Seller Note was secured by a portion of WCG’s common stock, had an initial principal amount of $53,000 plus earn-outs and other purchase price adjustments that were subject to certain balance sheet amounts and operating results during 2002, as determined in accordance with the purchase agreement, bears interest at the rate of 5.25% per annum, and is payable from September 15, 2003 through September 15, 2006. The Company entered into a settlement agreement on February 12, 2004 that fixed the amount of the purchase price and Seller Note. Concurrently, upon entering into the Credit Agreement as described in Note 8, the Company entered into an agreement with the former stockholders to prepay $85,000 of the principal balance on the Seller Note. In addition, $3,000 of the principal balance of the Seller Note was forgiven in consideration for that prepayment which was netted off against interest expense. In August 2004, the Company entered into an agreement with the former stockholders to prepay an additional $3,241 of the principal balance of the Seller Note. The maximum potential liability on this note at December 31, 2005 was $25,000 and was due on September 15, 2006, or would be due immediately upon a sale of the Company. The seller continued to be obligated to provide the Company with indemnification for potential pre-acquisition claims. The Seller Note was settled in full in September 2006 in the amount of $24,000, resulting in a $1,000 gain on the extinguishment of debt. The gain is included in 2006 other income and represents the settlement of indemnifiable expenses as defined in the agreements for the original purchase of the WellCare companies in August 2002.

IntelliClaim

In March 2003, the Company entered into an agreement with IntelliClaim, Inc. pursuant to which the Company licenses software and purchases maintenance, support and related services from IntelliClaim. Until January 2005, a member of our Board was the Chairman and Chief Executive Officer of IntelliClaim. In 2004, the Company purchased $219 of services in the aggregate from IntelliClaim. The Company did not have any purchases of services from IntelliClaim in 2007, 2006, or 2005.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

Bay Area Primary Care and Bay Area Multi Specialty Group

The Company conducts business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of the Company’s membership base. These entities are owned and controlled by a former stockholder of the Florida Companies, who also served as a director of WC and HE. In 2007, 2006, 2005 and 2004, the Company purchased $738, $1,222, $790 and $1,104 and in services, respectively, in the aggregate from Bay Area Primary Care and Bay Area Multi Specialty Group.

WellCare Healthy Communities Foundation

During 2004, the Company contributed $500 to its charitable foundation, WellCare Healthy Communities Foundation. No Company contributions were made in 2007, 2006 and 2005.

D2Hawkeye

The Company conducts business with D2Hawkeye pursuant to which D2Hawkeye has developed an internet-based portal for certain of our health care providers. A member of the Board is a senior advisor to D2Hawkeye, where he previously served as president until January 2007. In 2007, the Company purchased $368 of services in the aggregate from D2Hawkeye. The Company did not have any purchases of services from D2Hawkeye in 2006, 2005 or 2004.

The Graham Companies

The Company conducts business with The Graham Companies pursuant to which the Company leases office space in South Florida. A member of the Board has a 23% ownership interest in The Graham Companies. In 2007, 2006, 2005 and 2004, the Company paid $374, $332, $320 and $207 in rental expense to The Graham Companies, respectively.

15. STOCKHOLDERS’ AND MEMBERS’ EQUITY

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

16. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs and insurance companies. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2007, the Company’s HMO and insurance subsidiaries were in compliance with these minimum compulsory surplus requirements, with the exception of WellCare of Ohio, WellCare Health Insurance of Illinois, WellCare of Georgia, and Harmony Behavioral Health of Florida, which were collectively deficient by $11,996. The four non-compliant subsidiaries were funded by the Company in the period subsequent to December 31, 2007, and are compliant as of the date of this report. The combined statutory capital and surplus of the Company’s HMO and insurance subsidiaries were as follows:

	2007	2006	2005	2004
Combined statutory capital and surplus	$564,000	$418,000	$201,000	$117,000
Required surplus	$264,000	$146,000	$75,000	$53,000

Dividends paid by the Company’s HMO and insurance subsidiaries are limited by state insurance regulations.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. No dividends were paid during the years ended December 31, 2007, 2006, 2005, or 2004.

17. EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution 401(k) plan. The amount of matching contribution expense incurred in the years ended December 31, 2007, 2006, 2005 and 2004 was $2,216, $817, $632 and $266, respectively.

18. SEGMENT REPORTING

The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Accounting policies of the segments are the same as those described in Note 2.

The Medicaid segment includes operations to provide healthcare services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. In the Medicaid segment, the Company had two customers from which it received 10% or more of its Medicaid segment premium revenue for 2007 and 2006, Florida and Georgia, which were 33.8% and 40.4%, respectively, in 2007, and 45.7% and 26.1% in 2006, respectively. In 2005 and 2004, the State of Florida was the Company’s only Medicaid customer which represented more than 10% of its Medicaid segment premium revenue, which was 65.4% and 72.8%, respectively.

The Medicare segment includes operations to provide healthcare services and prescription drug benefits to recipients who are eligible for the federally supported Medicare program.

Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by the Company.

	Year Ended December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Premium revenue:
Medicaid	$2,691,781	$1,906,391	$1,343,800	$1,043,163
Medicare	2,613,108	1,679,652	504,501	334,760
Total Premium revenue	5,304,889	3,586,043	1,848,301	1,377,923
Investment and other income	85,903	49,919	17,042	4,307
Total revenues	5,390,792	3,635,962	1,865,343	1,382,230

Medical benefits
Medicaid	2,136,710	1,555,819	1,093,180	848,393
Medicare	2,076,674	1,351,471	412,208	275,347
Total Medical benefits expense:	4,213,384	2,907,290	1,505,388	1,123,740
Other expense	799,440	527,653	282,257	189,137
Income before income taxes	$377,968	$201,019	$77,698	$69,353

19. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data in 2007 and 2006 are as follows:

	For the Three-Month Period Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Restated)	(Restated)
Total revenues	$1,306,321	$1,327,052	$1,358,426	$1,398,993
Gross margin	193,421	238,976	355,585	303,523
Income before income taxes	37,407	88,815	161,058	90,688
Net income	$22,803	$54,850	$79,346	$59,237
Income per share – basic	$0.57	$1.35	$1.94	$1.44
Income per share – diluted	$0.55	$1.31	$1.88	$1.41
Period end membership	2,272,000	2,302,000	2,336,000	2,373,000

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

	For the Three-Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$799,891	$850,676	$936,510	$1,048,885
Gross margin	118,358	132,915	186,373	241,107
Income before income taxes	22,195	30,953	65,355	82,516
Net income	$13,286	$18,659	$39,796	$49,488
Income per share – basic	$0.34	$0.47	$1.00	$1.28
Income per share – diluted	$0.33	$0.46	$0.97	$1.24
Period end membership	1,542,500	2,011,000	2,165,000	2,258,000

The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

The full year impact of the restatement (See Note 3) on the 2004 and 2005 financial statements is applied ratably to each of the affected quarters. For example, Premium revenues for the 2004 fiscal year were reduced by approximately $11,153 and therefore the impact on that line item for each of the quarters in 2004 was $11,153 divided by four, or approximately $2,788.

The reconciliation of previously reported selected unaudited quarterly financial and restated quarterly financial data in 2007 and 2006 as reported above are as follows:

	For the Three Months Ended June 30, 2007
	Reported	Adjustment	As Restated
Premium revenues	$1,320,529	$(12,706)	$1,307,823
Investment and other income	19,229	—	19,229
Total revenues	1,339,758	(12,706)	1,327,052
Medical benefits expense	1,082,218	(13,371)	1,068,847
Gross margin	238,311	665	238,976
Other expenses	168,550	840	169,390
Income before income taxes	88,990	(175)	88,815
Net income	54,645	205	54,850
Income per share – diluted	$1.30	$0.01	$1.31

	For the Three Months Ended March 31, 2007
	Reported	Adjustment	As Restated
Premium Revenues	$1,221,766	$66,927	$1,288,693
Investment and other income	17,666	(38)	17,628
Total revenues	1,239,432	66,889	1,306,321
Medical benefits expense	1,024,171	71,101	1,095,272
Gross margin	197,595	(4,174)	193,421
Other expenses	174,582	(940)	173,642
Income before income taxes	40,679	(3,272)	37,407
Net income	24,973	(2,170)	22,803
Income per share – diluted	$0.60	$(0.05)	$0.55

	For the Three Months Ended December 31, 2006
	Reported	Adjustment	As Restated
Premium Revenues	$1,154,134	$(122,323)	$1,031,811
Investment and other income	17,035	39	17,074
Total revenues	1,171,169	(122,284)	1,048,885
Medical benefits expense	905,235	(114,531)	790,704
Gross margin	248,899	(7,792)	241,107
Other expenses	173,875	1,789	175,664
Income before income taxes	92,059	(9,543)	82,516
Net income	56,964	(7,476)	49,488
Income per share – diluted	$1.43	$(0.19)	$1.24

WELLCARE HEALTH PLANS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007 and the years ended December 31, 2006, 2005 and 2004 as Restated

(In thousands, except member and share data)

	For the Three Months Ended September 30, 2006
	Reported	Adjustment	As Restated
Premium Revenues	$994,032	$(72,051)	$921,981
Investment and other income	14,529	—	14,529
Total revenues	1,008,561	(72,051)	936,510
Medical benefits expense	802,880	(67,272)	735,608
Gross margin	191,152	(4,779)	186,373
Other expenses	134,957	590	135,547
Income before income taxes	70,724	(5,369)	65,355
Net income	43,281	(3,485)	39,796
Income per share – diluted	$1.06	$(0.09)	$0.97

	For the Three Months Ended June 30, 2006
	Reported	Adjustment	As Restated
Premium Revenues	$842,658	$(2,134)	$840,524
Investment and other income	10,153	(1)	10,152
Total revenues	852,811	(2,135)	850,676
Medical benefits expense	704,964	2,645	707,609
Gross margin	137,694	(4,779)	132,915
Other expenses	111,494	620	112,114
Income before income taxes	36,353	(5,400)	30,953
Net income	22,174	(3,515)	18,659
Income per share – diluted	$0.55	$(0.09)	$0.46

	For the Three Months Ended March 31, 2006
	Reported	Adjustment	As Restated
Premium Revenues	$722,221	$69,506	$791,727
Investment and other income	8,164	—	8,164
Total revenues	730,385	69,506	799,891
Medical benefits expense	599,084	74,285	673,369
Gross margin	123,137	(4,779)	118,358
Other expenses	103,739	589	104,328
Income before income taxes	27,562	(5,367)	22,195
Net income	16,768	(3,482)	13,286
Income per share – diluted	$0.42	$(0.09)	$0.33

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	At December 31,
	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$42,157	$7,256	$14,151	$104,384
Investments	5,284	40,027	93,908	70,804
Deferred income taxes	9,663	6,084	1,056	299
Tax receivable	—	11,902	4,746	523
Affiliate receivables and other current assets	140,851	129,914	54,747	145
Total current assets	197,955	195,183	168,608	176,155
Investment in subsidiaries	675,493	356,394	191,942	142,104
Total Assets	$873,448	$551,577	$360,550	$318,259
Liabilities and Stockholders’ Equity
Current Liabilities:
Taxes payable	$3,114	$—	$—	$—
Other current liabilities	62,443	14,518	—	16,431
Total liabilities	65,557	14,518	—	16,431
Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,912,236, 40,900,134, 39,428,032, and 38,590,655 shares issued and outstanding at December 31, 2007 2006, 2005, and 2004, respectively.	419	409	394	386
Paid-in capital	352,030	297,351	242,125	230,804
Retained earnings	455,474	239,238	118,009	70,641
Accumulated other comprehensive (expense) income	(32)	61	22	(3)
Total stockholders’ equity	807,891	537,059	360,550	301,828
Total Liabilities and Stockholders’ Equity	$873,448	$551,577	$360,550	$318,259

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)

STATEMENT OF INCOME

(In thousands, except share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
		(Restated)	(Restated)	(Restated)
Revenues:
Investment and other income	$12,321	$4,340	$3,758	$880
Total revenues	12,321	4,340	3,758	880
Expenses:
Selling, general and administrative	23,280	19,639	6,062	2,301
Total expenses	23,280	19,639	6,062	2,301
Income before income taxes	(10,959)	(15,299)	(2,304)	(1,421)
Income tax expense	3,741	5,622	1,581	747
Income (loss) before equity in subsidiaries	(7,218)	(9,677)	(723)	(674)
Equity in earnings from subsidiaries	223,454	130,906	48,091	43,121
Net income	$216,236	$121,229	$47,368	$42,447

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)

STATEMENT OF CASH FLOWS

(In thousands, except share data)

	December 31,	Deacember 31,	December 31,	December 31,
	2007	2006	2005	2004
Cash from (used in) operating activities:	59,861	(62,272)	(69,004)	28,597
Cash from (used in) investing activities:
Proceeds from sale and maturities of investments, net	34,743	53,881	(23,104)	(70,804)
Capital contributions to subsidiaries	(95,645)	(33,546)	(1,747)	(12,282)
Net cash (used in) provided by investing activities	(68,120)	10,658	(25,574)	(84,250)
Cash from (used in) financing activities:
Repayment of Seller Note	—	—	—	—
Proceeds from options exercised and other, net	17,679	9,000	3,850	82
Purchase of treasury stock	(4,845)	(722)	(228)	—
Incremental tax benefit from option exercises	23,108	4,769	—	—
Proceeds from initial and secondary public offerings, net	—	21,995	—	157,466
Net cash provided by financing activities	35,942	35,042	3,622	157,548
Cash and cash equivalents:
Increase during year	34,901	(6,895)	(90,233)	103,059
Balance at beginning of year	7,256	14,151	104,384	1,325
Balance at end of year	$42,157	$7,256	$14,151	$104,384

See notes to consolidated financial statements.

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Year Ended December 31, 2007
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,674	$173	$—	$3,847
Premiums receivable	19,812	19,725	—	39,537
Other receivables from government partners	1,600	17,734	—	19,334
Sales Commissions	—	1,309	—	1,309
	$25,086	$38,941	$—	$64,027

Year Ended December 31, 2006
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$5,939	$—	$2,265	$3,674
Premiums receivable	1,718	18,094	—	19,812
Other receivables from government partners	—	1,600	—	1,600
	$7,657	$19,694	$2,265	$25,086

Year Ended December 31, 2005
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$6,022	$988	$1,071	$5,939
Premium Receivable	—	1,718	—	1,718
	$6,022	$2,706	$1,071	$7,657

Year Ended December 31, 2004
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$4,827	$1,858	$663	$6,022
	$4,827	$1,858	$663	$6,022

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, Well Care HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
10.2	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
10.3	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.4	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.5	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan*	8-K	March 17, 2005	10.1
10.6	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.7	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.8	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.9	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.10	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.11	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.12	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.13	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7
10.14	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.15	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.1
10.16	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.2
10.17	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.3
10.18	Performance Share Award Agreement, dated as of June 6, 2005, by and between WellCare Health Plans, Inc. and Todd S. Farha*	8-K	June 8, 2005	10.4
10.19	Employment Agreement, dated as of November 18, 2002, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday*	S-1/A	June 29, 2004	10.22
10.20	Employment Agreement dated as of September 15, 2003, among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens*	S-1/A	June 29, 2004	10.23
10.21	Form of Indemnification Agreement*	S-1/A	June 8, 2004	10.24
10.22	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003*	10-Q	May 10, 2005	10.18
10.24	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, WellCare Health Plans, Inc., The WellCare Management Group, Inc., Comprehensive Health	S-1/A	June 8, 2004	10.29

	Management, Inc. and Credit Suisse First Boston, as Administrative Agent
10.25	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 1, 2005	10.1
10.26	Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 29, 2006	10.2
10.27	Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.1
10.28	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.3
10.29	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.1
10.30	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	July 27, 2007	10.1
10.31	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.3
10.32	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.3
10.33	Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.2
10.34	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.2
10.35	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.2
10.36	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.2
10.37	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.4
10.38	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.4
10.39	Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.2
10.40	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida,	8-K	October 4, 2007	10.1

	Inc. (Medicaid Non-Reform 2006-2009)
10.41	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.1
10.42	Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.1
10.43	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	June 29, 2007	10.3
10.44	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.2
10.45	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.2
10.46	Medical Services Contract between Florida Healthy Kids Corporation, HealthEase and WellCare HMO/Staywell Health Plan	10-Q	November 5, 2004	10.5
10.47	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 4, 2005	10.1
10.48	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4
10.49	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	December 10, 2007	10.1
10.50	Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	September 7, 2007	10.1
10.51	Contract for Furnishing Health Services between the State of Illinois Department of Public Aid and Harmony Health Plan of Illinois, Inc.	8-K	December 1, 2006	10.2
10.52	Amendment to Contract for Furnishing Health Services between the State of Illinois Department of Public Aid and Harmony Health Plan of Illinois, Inc	8-K	August 31, 2007	10.1
10.53	Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	November 21, 2005	10.1
10.54	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	November 21, 2005	10.2
10.55	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	September 11, 2006	10.3
10.56	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	September 11, 2006	10.4
10.57	Amendment to Medicaid Managed Care and Family Health Plus	8-K	February 1, 2007	10.1

	Model Contract, between the New York State Department of Health and WellCare of New York, Inc.
10.58	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	May 17, 2007	10.1
10.59	Child Health Plus Contract No. C-014386 between New York State Department of Health and WellCare of New York, Inc.	10-Q	November 5, 2004	10.9
10.60	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	February 13, 2006	10.1
10.61	Amendment to Child Health Plus Contract No. C-014386 between New York State Department of Health and WellCare of New York, Inc.	8-K	October 6, 2006	10.1
10.62	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	August 31, 2007	10.2
10.63	Amendment to Child Health Plus Contract No. C-014386 between the New York Department of Health and WellCare of New York, Inc.	8-K	August 31, 2007	10.2
10.64	Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 5, 2006	10.1
10.65	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2006	10.2
10.66	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 11, 2007	10.1
10.67	Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	December 1, 2006	10.1
10.68	Amendment number 1 to Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 12, 2007	10.1
10.69	Amendment number 2 to Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	March 30, 2007	10.4
10.70	Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2006	10.1
10.71	Amendment to Medicaid Advantage Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	March 30, 2007	10.3
10.72	Amendment to Medicaid Advantage Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	June 8, 2007	10.1
10.73	2007 Managed Long Term Care Model Contract (C-021884), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.1
10.74	Medicaid Advantage Plus Model Contract (C021887), between the New York State Department of Health and WellCare of New York, Inc.	8-K	August 14, 2007	10.2
10.75	Husky A Purchase of Service Contract between the Connecticut Department of Social Services and FirstChoice Healthplans of Connecticut, Inc.	10-Q	November 5, 2004	10.10
10.76	Contract Amendment Number 9 to Contract Number 093-MED-FCHP-1	8-K	December 6, 2004	10.2

	(Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.
10.77	Contract Amendment Number 10 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and FirstChoice HealthPlans of Connecticut, Inc.	8-K	December 6, 2004	10.4
10.78	Contract Amendment Number 16 to Contract Number 093-MED-FCHP-1 (Husky A) by and between the Department of Social Services and WellCare of Connecticut, Inc.	10-Q	June 14, 2007	10.6
10.79	Purchase of Service Contract number 093-HUS-WCC-2 (Husky B) between the State of Connecticut Department of Social Services and WellCare of Connecticut, Inc.	8-K	June 8, 2006	10.1
10.80	Contract Amendment Number 1 to Contract Number 093-HUS-WCC-2 (Husky B) between the Department of Social Services and WellCare of Connecticut, Inc.	10-Q	June 14, 2007	10.7
10.81	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	10-Q	August 4, 2005	10.19
10.82	Renewal letter to Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	June 27, 2006	N/A
10.83	Amendment number 1 to Contract 0654, between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	April 24, 2008	10.1
10.84	Renewal notice for Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	June 29, 2007	N/A
10.85	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2006)	8-K	November 2, 2005	10.4
10.86	Renewal letter to Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2007)	8-K	November 1, 2006	N/A
10.87	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2006)	8-K	November 2, 2005	10.5
10.88	Renewal letter to Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2007)	8-K	November 1, 2006	N/A
10.89	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2006)	8-K	November 2, 2005	10.6
10.90	Renewal letter to Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2007)	8-K	November 1, 2006	N/A
10.91	Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2006)	8-K	November 2, 2005	10.7
10.92	Renewal letter to Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2007)	8-K	November 1, 2006	N/A
10.93	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2006)	8-K	November 2, 2005	10.8
10.94	Renewal letter to Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2007)	8-K	November 1, 2006	N/A
10.95	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2006)	8-K	November 2, 2005	10.9
10.96	Renewal letter to Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2007)	8-K	November 1, 2006	N/A
10.97	Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2006)	8-K	November 2, 2005	10.3

10.98	Amendment to Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2007)	10-Q	November 3, 2006	10.13
10.99	Contract (H0967) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	8-K	November 9, 2007	10.1
10.100	Contract (H1216) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 9, 2007	10.2
10.101	Contract (H1264) between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 9, 2007	10.3
10.102	Contract (H0913) between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 9, 2007	10.4
10.103	Contract (H0117) between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 9, 2007	10.5
10.104	Contract (H3292) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	November 28, 2007	10.1
10.105	Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	10-Q	May 9, 2006	10.4
10.106	Amendment No. 1 to Medicaid Managed Care - Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	10-Q	November 3, 2006	10.19
10.107	Amendment No. 2 to the Medicaid Managed Care — Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.1
10.108	Amendment No. 3 to the Medicaid Managed Care — Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2002	10.2
10.109	Amendment No. 4 to the Medicaid Managed Care — Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 4, 2007	10.1
10.110	Amendment No. 5 to the Medicaid Managed Care — Eastern Region Contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	October 12, 2007	10.1
10.111	Contract (#H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company	10-Q	November 3, 2006	10.14
10.112	Contract (#1340) between Centers for Medicare & Medicaid Services and Advance / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.15
10.113	Contract (#4577) between Centers for Medicare & Medicaid and Home Owners / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.16
10.114	Ohio Medical Assistance Provider Agreement for Managed Care Plans (Covered Families and Children) between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (2007)	10-Q	November 3, 2006	10.17
10.115	Amendment number 1 to 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 12, 2007	10.2
10.116	Amendment number 2 to 2007 Northeast Regional Provider	8-K	January 12, 2007	10.3

	Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)
10.117	Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (2007)	8-K	December 1, 2006	10.3
10.118	Amendment number 1 to 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	February 21, 2007	10.1
10.119	Amendment number 2 to 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	March 6, 2007	10.1
10.120	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare Of Ohio, Inc. (ABD)	8-K	June 29, 2007	10.1
10.121	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare Of Ohio, Inc. (CFC)	8-K	June 29, 2007	10.2
21.1	List of subsidiaries†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

* Denotes a management contract or compensatory plan, contract or arrangement

† Filed herewith