Form 10-Q/A
period 2007-03-31
WELLCARE HEALTH PLANS, INC.
filed 2009-02-06
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer ☐
Smaller Reporting Company	☐			(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐          No   ☑
As of February 4, 2009, there were 42,236,285 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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
     Upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that we should restate our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007.
     This amended quarterly report on Form 10-Q (the “Amended Form 10-Q”) includes restated information for the three-month periods ended March 31, 2006 and March 31, 2007, as well as for the year ended December 31, 2006.
     We are in the process of preparing our quarterly reports on Form 10-Q for each of the first three quarters of 2008, all of which are past due. We intend to file our past due 2008 Form 10-Qs as soon as practical.
     References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Amended Form 10-Q refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.
     Other than in connection with the restatement and investigations, we have not undertaken to modify or update the disclosure contained in the originally filed quarterly report on Form 10-Q for the three month period ended March 31, 2007 (the “Original Form 10-Q”). Accordingly, for information regarding events related to us and our business that have occurred subsequent to March 31, 2007 and for updated Risk Factors, please review our 2007 10-K filed on January 26, 2009 and other filings we have made with the U.S. Securities and Exchange Commission (the “SEC”), which can be accessed at www.sec.gov.

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$1,344,909	$964,542
Investments	151,143	126,422
Premium and other receivables, net	119,690	100,561
Other receivables from government partners, net	49,527	40,902
Prepaid expenses and other currrent assets, net	89,180	87,163
Deferred income taxes	37,433	19,901

Total current assets	1,791,882	1,339,491

Property, equipment and capitalized software, net	62,484	61,258
Goodwill	189,470	189,470
Other intangibles, net	18,132	18,855
Restricted investment assets	60,939	53,382
Other assets	1,529	1,842

Total Assets	$2,124,436	$1,664,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$554,635	$460,728
Unearned premiums	232,055	3,313
Accounts payable	6,982	7,764
Other accrued expenses	158,562	194,295
Other payables to government partners	83,938	148,606
Taxes payable	7,562	1,133
Deferred income taxes	—	1,735
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	304,034	113,652
Other current liabilities	418	418

Total current liabilities	1,349,786	933,244
Long-term debt	153,661	154,021
Deferred income taxes	26,587	31,858
Other liabilities	16,734	8,116

Total liabilities	1,546,768	1,127,239

Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,164,939 and 40,900,134 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	412	409
Paid-in capital	315,151	297,351
Retained earnings	262,038	239,238
Accumulated other comprehensive income	67	61

Total stockholders’ equity	577,668	537,059

Total Liabilities and Stockholders’ Equity	$2,124,436	$1,664,298

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share data)

	Three Months
	Ended March 31,
	2007	2006
	(Restated)	(Restated)
Revenues:
Premium	$1,288,693	$791,727
Investment and other income	17,628	8,164

Total revenues	1,306,321	799,891

Expenses:
Medical benefits	1,095,272	673,369
Selling, general and administrative	165,616	97,854
Depreciation and amortization	4,566	3,090
Interest	3,460	3,384

Total expenses	1,268,914	777,697

Income before income taxes	37,407	22,194
Income tax expense	14,604	8,909

Net income	$22,803	$13,285

Net income per common share (see Note 1):
Net income per common share — basic	$0.57	$0.34
Net income per common share — diluted	$0.55	$0.33
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Restated)	(Restated)
Cash from (used in) operating activities:
Net income	$22,803	$13,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,566	3,090
Loss on disposal of fixed asset	—	1,250
Equity-based compensation expense	5,619	5,750
Incremental tax benefit received for options exercised	(7,117)	(1,027)
Deferred taxes, net	(24,538)	(26,359)
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(19,129)	971
Other receivables from government partners	(8,625)	(107,868)
Prepaid expenses and other, net	(2,017)	1,750
Medical benefits payable	93,907	108,096
Unearned premiums	228,742	193,384
Accounts payable	(782)	3,083
Other accrued expenses	(35,733)	4,536
Other payables to government partners	(64,668)	2,010
Taxes, net	13,546	35,191
Other, net	8,974	(12,652)

Net cash provided by operations	215,548	224,490

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	1,106	775
Purchases of investments	(25,827)	(54,370)
Purchases of restricted investments	(8,267)	(14,851)
Proceeds from sale and maturities of restricted investments	710	510
Additions to property, equipment, and capitalized software	(5,069)	(11,568)

Net cash used in investing activities	(37,347)	(79,504)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	156	18,830
Proceeds from options exercised	6,337	1,711
Incremental tax benefit from options exercised	7,117	1,027
Purchase of treasury stock	(1,426)	—
Repayments on debt	(400)	(400)
Funds held for the benefit of members, net of disbursements	190,382	201,810

Net cash provided by financing activities	202,166	222,978

Cash and cash equivalents:
Increase during year	380,367	367,964
Balance at beginning of year	964,542	421,766

Balance at end of year	$1,344,909	$789,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$17,040	$240

Cash paid for interest	$3,264	$3,295

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1.	ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “WellCare,” “we,” “our” or “us”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,272,000 members nationwide as of March 31, 2007. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, beneficiaries of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance program (“S-CHIP”) and the Family Health Plus program (“FHP”). Through its licensed subsidiaries, as of March 31, 2007 the Company operated its Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of March 31, 2007, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Louisiana and New York, and its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), which the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.
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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

	Three Months Ended
	March 31,
	(unaudited)
	2007	2006
	(Restated)	(Restated)
Numerator:
Net income — basic and diluted	$22,803	$13,285

Denominator:
Weighted average common shares outstanding — basic	40,163,234	38,590,948
Adjustment for unvested restricted common shares	401,963	601,269
Dilutive effect of stock options (as determined by the treasury stock method)	1,023,159	767,385

Weighted average common shares outstanding — diluted	41,588,356	39,959,602

Net income per common share:
Net income per common share — basic	$0.57	$0.34
Net income per common share — diluted	$0.55	$0.33
     Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2007 and 2006, approximately 434,800 and 185,000 shares with exercise prices ranging from $85.53 to $89.29, and $41.10 to $42.10 per share, respectively, were excluded from diluted weighted average common shares outstanding.
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
     In October 2007, certain federal and state agencies executed a search warrant at the headquarters of the Company in Tampa, Florida. Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend to the Board for its consideration remedial measures. The Special Committee retained an outside law firm to advise and assist it in the investigation. The Special Committee and the Company are cooperating fully with regulators and enforcement officials.
     Upon consideration of certain issues identified in the Special Committee investigation and as discussed below, in July 2008, management and the Board determined that we should restate our previously issued consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, including the quarterly periods contained therein. In addition, in light of the work of the Special Committee, we reassessed our previously issued unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007. Based on such reassessment, management and the Board determined that we should restate our previously issued unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007.
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
Summary of Restated and Reclassified Items
     The following is a reconciliation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Condensed Consolidated Statements of Cash Flows as originally reported to balances as restated for the year ended December 31, 2006 and the three months ended March 31, 2007 and 2006. The adjustments below resulted from (1) the restatement as described above, (2) the correction of errors that were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements and (3) the adjustment of the presentation of certain amounts to conform to the 2007 presentation as presented in the Condensed Consolidated Balance Sheet.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
March 31, 2007 Condensed Balance Sheet Reconciliation

	March 31, 2007					March 31, 2007
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Assets
Current Assets:
Cash and cash equivalents	$1,344,909	$—		$—		$1,344,909
Investments	151,143	—		—		151,143
Premium receivables, net	119,433	257	(1)	—		119,690
Other receivables from government partners, net	49,527	—		—		49,527
Prepaid expenses and other current assets, net	76,181	12,999	(1)	—		89,180
Deferred income taxes	31,724	5,709	(1)(2)	—		37,433

Total current assets	1,772,917	18,965		—		1,791,882
Property, equipment and capitalized software, net	62,484	—		—		62,484
Goodwill	189,470	—		—		189,470
Other intangibles, net	18,132	—		—		18,132
Restricted investment assets	60,939	—		—		60,939
Other assets	1,529	—		—		1,529

Total Assets	$2,105,471	$18,965		$—		$2,124,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$556,947	$2,495	(1)	$(4,807	)(3)	$554,635
Unearned premiums	232,055	—		—		232,055
Accounts payable	6,982	—		—		6,982
Other accrued expenses	143,498	15,064	(1)	—		158,562
Other payables to government partners	36,083	43,048	(4)	4,807	(3)	83,938
Taxes payable	22,298	(14,736	)(2)	—		7,562
Current portion of long-term debt	1,600	—		—		1,600
Funds held for the benefit of members	304,034	—		—		304,034
Other current liabilities	418	—		—		418

Total current liabilities	1,303,915	45,871		—		1,349,786
Long-term debt	153,661	—		—		153,661
Deferred income taxes	35,752	(9,165	)(2)(6)			26,587
Other liabilities	8,082	8,652	(6)			16,734

Total liabilities	1,501,410	45,358		—		1,546,768

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—		—		—
Common stock, $0.01 par value (100,000,000 authorized, 41,164,939 and 40,900,134 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	412	—		—		412
Paid-in capital	310,053	5,098	(1)	—		315,151
Retained earnings	293,532	(31,494	)(5)	—		262,038
Accumulated other comprehensive income (loss)	64	3	(1)	—		67

Total stockholders’ equity	604,061	(26,393)		—		577,668

Total Liabilities and Stockholders’ Equity	$2,105,471	$18,965		$—		$2,124,436

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(2)	The adjustments are the tax-effect of the restatement adjustments recorded in the period ended March 31, 2007 and explained in the following March 31, 2007 Condensed Consolidated Statement of Income reconciliation to restated March 31, 2007 balances.

(3)	The reclassification from Medical benefits payable is due to the reclassification of amounts to Other payables to government partners for recorded liabilities for retrospective premium refunds that were previously recorded as Medical benefits payable prior to the restatement.

(4)	The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, of which $4,464 relates to the period ended March 31, 2007 and is reflected in the three months ended March 31, 2007 Condensed Consolidated Statement of Income Reconciliation below, of which $19,956 relates to 2006, $7,475 relates to 2005, and $11,153 relates to 2004.

(5)	The adjustment to Retained earnings is the income statement impact of restatement adjustments recorded during the three month period ended March 31, 2007 and the years ended 2006, 2005 and 2004.

(6)	The adjustment of $8,652 to Deferred income taxes and Other liabilities is the result of restatement adjustments and to record a FIN 48 liability as of March 31, 2007. Refer to Note 5 for further analysis.
Three months ended March 31, 2007 Condensed Consolidated Statement of Income Reconciliation

	Three Months Ended					Three Months Ended
	March 31, 2007					March 31, 2007
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Revenues:
Premium	$1,221,766	$92	(2)	$66,835	(4)	$1,288,693
Investment and other income	17,666	(38	)(1)	—		17,628

Total revenues	1,239,432	54		66,835		1,306,321

Expenses:
Medical benefits	1,024,171	4,266	(1)	66,835	(4)	1,095,272
Selling, general and administrative	166,556	(940	)(1)	—		165,616
Depreciation and amortization	4,566	—		—		4,566
Interest	3,460	—		—		3,460

Total expenses	1,198,753	3,326		66,835		1,268,914

Income before income taxes	40,679	(3,272)		—		37,407
Income tax expense	15,706	(1,102	)(3)	—		14,604

Net income	$24,973	$(2,170)		$—		$22,803

Net income per common share (see Note 1)
Net income per common share - basic	$0.62	$(0.05)		$—		$0.57
Net income per common share - diluted	$0.60	$(0.05)		$—		$0.55

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is primarily related to the $4,464 restatement adjustment for retrospective premium refunds recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below. The adjustment is offset by amounts previously deemed immaterial that were recorded for the correction of errors in connection with the restatement, see (1) above.

(3)	The adjustment to Income tax expense is the income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium primarily represents the three months ended March 31, 2007 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported Net income, Earnings per share or Net cash provided by operations for the three months ended March 31, 2007.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
Three Months Ended March 31, 2007 Condensed Consolidated Statement of Cash Flows Reconciliation

	Three Months Ended					Three Months Ended
	March 31, 2007					March 31, 2007
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Cash from (used in) operating activities:
Net income	$24,973	$(2,170	)(1)	$—		$22,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,566	—		—		4,566
Equity-based compensation expense	10,548	(4,929	)(2)	—		5,619
Incremental tax benefit received for options exercises	(4,928)	(2,189	)(2)	—		(7,117)
Deferred taxes, net	(15,797)	(8,741	)(2)	—		(24,538)
Changes in operating accounts, net of effect of acquisitions:						—
Premiums and other receivables	(16,968)	(2,161	)(2)	—		(19,129)
Other receivables from government partners	(8,625)	—		—		(8,625)
Prepaid expenses and other, net	11,326	(13,343	)(2)	—		(2,017)
Medical benefits payable	91,366	1,403	(2)	1,138	(3)	93,907
Unearned premiums	208,249	—		20,493	(4)	228,742
Accounts payable	(1,033)	251	(2)	—		(782)
Other accrued expenses	(28,545)	13,305	(2)	(20,493	)(4)	(35,733)
Other payables to government partners	(67,993)	4,463	(3)	(1,138	)(3)	(64,668)
Taxes, net	9,117	4,429	(2)	—		13,546
Other, net	734	8,240	(2)	—		8,974

Net cash provided by (used in) operations	216,990	(1,442)		—		215,548

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	1,106	—		—		1,106
Purchases of investments	(25,827)	—		—		(25,827)
Purchases and dispositions of restricted investments, net	(7,557)	—		7,557	(4)	—
Purchases of restricted investments	—	—		(8,267	)(4)	(8,267)
Proceeds from sale and maturities of restricted investments	—	—		710	(4)	710
Additions to property, equipment, and capitalized software	(4,322)	(747	)(5)	—		(5,069)

Net cash from (used in) investing activities	(36,600)	(747)		—		(37,347)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	156	—		—		156
Proceeds from options exercised	6,337	—		—		6,337
Incremental tax benefit from options exercised	4,928	2,189	(2)	—		7,117
Purchase of treasury stock	(1,426)	—		—		(1,426)
Repayments on debt	(400)	—		—		(400)
Funds held for the benefit of members, net of disbursements	190,382	—		—		190,382

Net cash provided by financing activities	199,977	2,189		—		202,166

Cash and cash equivalents:
Increase during year	380,367	—		—		380,367
Balance at beginning of year	964,542	—		—		964,542

Balance at end of year	$1,344,909	$—		$—		$1,344,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$17,040	$—		$—		$17,040

Cash paid for interest	$3,264	$—		$—		$3,264

(1)	The adjustment to Net income represents the period ended March 31, 2007 effect of the restatement amounts recorded for the Three Months Ended March 31, 2007 and included in the March 31,2007 Condensed Consolidated Statement of Income reconciliation.

(2)	The adjustments relate to the period-over-period change resulting from the correction of errors in connection with the restatement, which is explained in the March 31, 2007 Condensed Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(3)	The adjustment to Other payables to government partners is the effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

the reclassification of existing liabilities as discussed previously and shown in the March 31, 2007 Condensed Balance Sheet reconciliation.

(4)	These reclassifications were recorded to correct the presentation of certain amounts to conform to the December 31, 2007 presentation as presented in the Condensed Consolidated Statement of Cash Flows. These reclassifications do not impact the Company’s previously reported Net cash provided by or used in operating activities, financing activities or investing activities.

(5)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
December 31, 2006 Condensed Consolidated Balance Sheet Reconciliation

	December 31, 2006					December 31, 2006
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Assets
Current Assets:
Cash and cash equivalents	$964,542	$—		$—		$964,542
Investments	126,422	—		—		126,422
Premium and other receivables, net	102,465	(1,904	)(1)	—		100,561
Other receivables from government partners, net	40,902	—		—		40,902
Prepaid expenses and other current assets, net	87,507	(344	)(1)	—		87,163
Deferred income taxes	16,576	3,325	(1)	—		19,901

Total current assets	1,338,414	1,077		—		1,339,491
Property, equipment and capitalized software, net	62,005	(747	)(1)	—		61,258
Goodwill	189,470	—		—		189,470
Other intangibles, net	18,855	—		—		18,855
Restricted investment assets	53,382	—		—		53,382
Other assets	1,839	3	(1)	—		1,842

Total Assets	$1,663,965	$333		$—		$1,664,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$465,581	$1,092	(1)	$(5,945	) (4)	$460,728
Unearned premiums	23,806	—		(20,493	) (6)	3,313
Accounts payable	8,015	(251	)(1)	—		7,764
Other accrued expenses	172,043	1,759	(1)	20,493	(6)	194,295
Other payables to government partners	104,076	38,585	(3)	5,945	(4)	148,606
Taxes payable	13,181	(12,048	)(2)	—		1,133
Deferred income taxes	1,735	—		—		1,735
Current portion of long-term debt	1,600	—		—		1,600
Funds held for the benefit of members	113,652	—		—		113,652
Other current liabilities	418	—		—		418

Total current liabilities	904,107	29,137		—		933,244
Long-term debt	154,021	—		—		154,021
Deferred income taxes	34,666	(2,808	)(1)	—		31,858
Other liabilities	8,116	—		—		8,116

Total liabilities	$1,100,910	$26,329		$—		$1,127,239

Stockholders’ Equity:
Common stock	409	—		—		409
Paid-in capital	294,443	2,908	(1)	—		297,351
Retained earnings	268,559	(29,321	)(5)	—		239,238
Accumulated other comprehensive income (loss)	(356)	417	(1)	—		61

Total stockholders’ equity	563,055	(25,996)		—		537,059

Total Liabilities and Stockholders’ Equity	$1,663,965	$333		$—		$1,664,298

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(2)	The adjustment is the tax-effect of the restatement adjustments recorded in calendar year 2006.

(3)	The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, for both existing liabilities in (4) below and additional liabilities as discussed previously, of which $19,956 relates to 2006, $7,475 relates to 2005, and $11,153 relates to 2004.

(4)	The adjustment to Medical benefits payable is primarily due to the reclassification of amounts to the Other payables to government partners for existing recorded liabilities related to the restatement that were previously recorded as Medical benefits payable prior to the restatement.

(5)	The adjustment to Retained earnings is the income statement impact of restatement adjustments from 2006, 2005 and 2004.

(6)	The adjustment to Unearned premiums and Other accrued expenses represents the reclassification recorded to reflect certain liabilities as other liabilities to conform to the 2007 presentation of such balances.
Three months ended March 31, 2006 Condensed Consolidated Statement of Income Reconciliation

	Three Months Ended					Three Months Ended
	March 31, 2006					March 31, 2006
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Revenues:
Premium	$722,221	$(4,832	)(2)	$74,338	(4)	$791,727
Investment and other income	8,164	—		—		8,164

Total revenues	730,385	(4,832)		74,338		799,891

Expenses:
Medical benefits	599,084	(53	)(1)	74,338	(4)	673,369
Selling, general and administrative	97,265	589	(1)	—		97,854
Depreciation and amortization	3,090	—		—		3,090
Interest	3,384	—		—		3,384

Total expenses	702,823	536		74,338		777,697

Income before income taxes	27,562	(5,368)				22,194
Income tax expense	10,794	(1,885	)(3)	—		8,909

Net income	$16,768	$(3,483)		$—		$13,285

Net income per common share (see Note 1):	$0.43	$(0.09)		$—		$0.34
Net income per common share - basic	$0.42	$(0.09)		$—		$0.33
Net income per common share - diluted

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is the Three Months Ended March 31, 2006 impact of the restatement adjustment for retrospective premium refund amounts recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium.

(3)	The adjustment to Income tax expense is the income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium represents the three months ended March 31, 2006 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported net income, earnings per share or net cash provided by operations for the three months ended March 31, 2006.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Three Months Ended March 31, 2006 Condensed Consolidated Statement of Cash Flows Reconciliation

	Three Months Ended					Three Months Ended
	March 31, 2006					March 31, 2006
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Cash from (used in) operating activities:
Net income	$16,768	$(3,483	)(3)	$—		$13,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,090	—		—		3,090
Loss on disposal of fixed assets	1,250	—		—		1,250
Equity-based compensation expense	6,777	(1,027	)(4)	—		5,750
Incremental tax benefit received for options exercises	(1,027)	—		—		(1,027)
Deferred taxes, net	(25,667)	(692	)(4)	—		(26,359)
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	971	—		—		971
Other receivables from government partners	(107,868)	—		—		(107,868)
Prepaid expenses and other, net	1,750	—		—		1,750
Medical benefits payable	105,157	—		2,939	(2)	108,096
Unearned premiums	193,384	—		—		193,384
Accounts payable	1,758	1,325	(4)(1)	—		3,083
Other accrued expenses	5,337	(801	)(4)	—		4,536
Other payables to government partners	—	4,949	(2)	(2,939	)(2)	2,010
Taxes, net	35,344	(153	)(4)	—		35,191
Other, net	(12,437)	(215	)(4)	—		(12,652)

Net cash provided by (used in) operations	224,587	(97)		—		224,490

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	775	—		—		775
Purchases of investments	(54,370)	—		—		(54,370)
Purchases and dispositions of restricted investments, net	(14,341)	—		14,341	(5)	—
Purchases of restricted investments	—	—		(14,851	)(5)	(14,851)
Proceeds from sales and maturities of restricted investments	—	—		510	(5)	510
Additions to property, equipment, and capitalized software	(11,665)	97	(1)	—		(11,568)

Net cash from (used in) investing activities	(79,601)	97		—		(79,504)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	18,830	—		—		18,830
Proceeds from options exercised	1,711	—		—		1,711
Incremental tax benefit from options exercised	1,027	—		—		1,027
Repayments on debt	(400)	—		—		(400)
Funds held for the benefit of members, net of disbursements	201,810	—		—		201,810

Net cash provided by financing activities	222,978	—		—		222,978

Cash and cash equivalents:
Increase during year	367,964	—		—		367,964
Balance at beginning of year	421,766	—		—		421,766

Balance at end of year	$789,730	$—		$—		$789,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$240	$—		$—		$240

Cash paid for interest	$3,295	$—		$—		$3,295

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

(1)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment previously included in Accounts payable

(2)	The adjustment to Other payables to government partners is the effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the 2006 Condensed Balance Sheet reconciliation.

(3)	The adjustment to Net income represents the effect of the restatement amounts recorded for the Three Months Ended March 31, 2006 included in the Three Months Ended March 31, 2006 Condensed Consolidated Statement of Income reconciliation.

(4)	The adjustment relates to the year over year change resulting from the correction of errors in connection with the restatement, which is explained in the 2006 Condensed Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(5)	These reclassifications were recorded to correct the presentation of certain amounts to conform to the March 31, 2007 presentation as presented in the Condensed Consolidated Statement of Cash Flows. These reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities or investing activities.
3.	SEGMENT REPORTING
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
     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months
	Ended March 31,
	2007	2006
	(As Restated)	(As Restated)
Premium revenue:
Medicaid	$633,424	$348,727
Medicare	655,269	443,000

Total	1,288,693	791,727
Medical benefits expense:
Medicaid	532,413	279,223
Medicare	562,859	394,146

Total	1,095,272	673,369
Gross margin:
Medicaid	101,011	69,504
Medicare	92,410	48,854

Total	$193,421	$118,358

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
4.	EQUITY-BASED COMPENSATION
     During the three months ended March 31, 2007 and 2006, the Company recorded $5,619 and $5,750, respectively, in compensation expense related to our equity based compensation awards. During the three months ended March 31, 2007, the Company granted options under the 2004 Equity Incentive Plan for the purchase of 483,178 shares of common stock at a weighted-average exercise price of $84.06 per share and a weighted-average Black-Scholes fair value of $23.87 per share. At March 31, 2007, options for 3,067,420 shares were outstanding with a weighted-average exercise price of $39.66 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 determined as of the date of exercise was $16,118 and $4,114, respectively. During the three months ended March 31, 2007, the Company also granted 192,092 restricted shares under the 2004 Equity Incentive Plan at a weighted-average grant-date fair value of $83.25. At March 31, 2007, 955,742 restricted shares remained unvested. The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was $2,610 and $694, respectively.
     As of March 31, 2007, there was $63,170 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.8 years.
5.	INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. As of March 31, 2007, net deferred tax assets were approximately $10,910. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. The amount of unrecognized tax benefits as of March 31, 2007 is $9,745.
     We classify interest and penalties associated with uncertain income tax positions as income taxes within our Condensed Consolidated Financial Statements. The FIN 48 liability is recorded in Other Liabilities. During the quarter ended March 31, 2007, the Company recognized $0 in interest expense and thus has no accrued interest. No amount was accrued for penalties. As of March 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause the Company’s regulated subsidiaries to declare and pay dividends to it or its non-regulated subsidiaries. For more information, refer to Note 8.
7.	COMMITMENTS AND CONTINGENCIES
     As previously disclosed, on October 24, 2007, certain federal and state agencies executed a search warrant at our headquarters in Tampa, Florida. Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend remedial measures to the Board for its consideration. The Special Committee and the Company are cooperating fully with federal and state regulators and enforcement officials in these matters. The Special Committee’s review is ongoing and we cannot provide assurances as to when it will be completed. Based on the issues referred to date to the Special Committee, other than as described in our 2007 10-K, we currently do not believe that the work of the Special Committee will result in any material adjustments to the accompanying financial statements.
     This amended quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the 2007 10-K filed with the SEC on January 26, 2009.
8.	SUBSEQUENT EVENTS
Debt Default
     The Credit Agreement, as discussed in Note 6, contains various restrictive covenants which limit, among other things, our ability to incur indebtedness and liens, enter into business combination transactions and cause our regulated subsidiaries to declare and pay dividends to us or our non-regulated subsidiaries. As a result of the on-going investigation discussed in Note 2, the Company has been unable to satisfy a number of such obligations, including providing audited financial statements, annual financial plans, and other information sought by the lenders under the Credit Agreement. Consequently, since November, 2007 the Company has been in default under the terms of the Credit Agreement. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. As of the date of this report, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.
Investigation, Restatement, and Other
     For more information related to the investigations, restatement, and related matters, refer to the 2007 10-K filed with the SEC on January 26, 2009.

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
     This Amended Form 10-Q contains “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “potential,” “continues” and similar expressions are forward-looking statements.
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

     Medicaid was established under the U.S. Social Security Act of 1965 to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded by both the state and federal governments. Our Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, and recipients of the Temporary Assistance to Needy Families (“TANF”) program, Supplemental Security Income (“SSI”) program, State Children’s Health Insurance (“S-CHIP”) program, and the Family Health Plus (“FHP”) program. The TANF program generally provides assistance to low-income families with children and the SSI program generally provides assistance to low-income aged, blind or disabled individuals. Families who exceed the income thresholds for Medicaid may be able to qualify for the state S-CHIP and FHP programs.
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
     The following tables summarize our membership by segment and line of business as of March 31, 2007 and 2006.

	March 31,	March 31,
	2007	2006
Medicaid
TANF	864,000	590,000
S-CHIP	206,000	89,000
SSI	70,000	59,000
FHP	31,000	27,000

	1,171,000	765,000

Medicare
MA	131,000	74,000
PDP	970,000	703,500

	1,101,000	777,500

Total	2,272,000	1,542,500

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
     TANF provides assistance to low-income families with children. SSI is a federal program that provides assistance to low-income aged, blind or disabled individuals. However, states can broaden eligibility criteria.
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

	Three Months
	Ended March 31,
	2007	2006
	(Restated)	(Restated)
Statement of Operations Data:
Revenues
Premium	98.7%	99.0%
Investment and other income	1.3%	1.0%

Total revenues	100.0%	100.0%

Expenses
Medical benefits	83.8%	84.2%
Selling, general and administrative	12.7%	12.2%
Depreciation and amortization	0.3%	0.4%
Interest	0.3%	0.4%

Total expenses	97.1%	97.2%

Income before income taxes	2.9%	2.8%
Income tax expense	1.1%	1.1%

Net income	1.8%	1.7%

     One of our primary management tools for measuring profitability is our medical benefits ratio (“MBR”), which represents our medical benefits expense as a percentage of premium revenue. Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although MBRs play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.
Three Month Period Ended March 31, 2007 as Restated Compared to the Three Month Period Ended March 31, 2006 as Restated
     Premium revenue. Premium revenues for the three months ended March 31, 2007 increased $497.0 million, or 62.8%, to $1,288.7 million from $791.7 million for the same period in the prior year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments, including members related to the launch of our PFFS product in 2007. Total membership grew by approximately 729,500 members, or 47.3%, from 1,542,500 as of March 31, 2006 to 2,272,000 as of March 31, 2007.
     The Medicaid segment premium revenue for the three months ended March 31, 2007 increased $284.7 million, or 81.6%, to $633.4 million from $348.7 million for the same period in the prior year. The increase in Medicaid segment revenue is due to growth in membership, primarily due to the Georgia launch, which was not effective until June 1, 2006, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by approximately 406,000 members, or 53.1%, from 765,000 as of March 31, 2006 to 1,171,000 as of March 31, 2007.
     Medicare segment premium revenue for the three months ended March 31, 2007 increased $212.3 million, or 47.9%, to $655.3 million from $443.0 million for the same period in the prior year. Growth in our Medicare segment premium revenue was primarily driven by growth in our MCC and PDP products, and the launch of our PFFS product in 2007. Membership within the Medicare segment grew by approximately 323,500 members, or 41.6%, from 777,500 as of March 31, 2006 to 1,101,000 as of March 31, 2007. Our MCC membership grew by approximately 25,000 members, or 33.8% to 99,000 members from 74,000 members as of March 31, 2006.

	As of March 31,
	2007	2006	% Change
Membership
Medicaid	1,171,000	765,000	53.1%
Medicare	1,101,000	777,500	41.6%

Total Membership	2,272,000	1,542,500	47.3%

	For the Three Months Ended March 31,
		% of Premium		% of Premium
	2007	revenues	2006	revenues
	(As Restated)
Revenues
Medicaid	$633.4	49.2%	$348.7	44.0%
Medicare	655.3	50.8%	443.0	56.0%

Total Revenues	$1,288.7	100.0%	$791.7	100.0%

     Investment and other income. Investment and other income for the three months ended March 31, 2007 increased $9.5 million, or 115.9%, to $17.7 million from $8.2 million for the same period in the prior year. The increase was due primarily to the investment of excess cash generated by operations and a higher interest rate environment.
     Medical benefits expense. Medical benefits expense for the three months ended March 31, 2007 increased $421.9 million, or 62.7%, to $1,095.3 million from $673.4 million for the same period in the prior year. The increase in medical benefits expense was due to growth in membership principally in PDP, PFFS and Georgia. The MBR was 85.0% and 85.1% for the three months ended March 31, 2007 and 2006, respectively.
     The Medicaid segment medical benefits expense for the three months ended March 31, 2007 increased $253.2 million, or 90.7%, to $532.4 million from $279.2 million for the same period in the prior year. The increase was primarily due to our membership growth, principally in Georgia, which accounted for $208.8 million of the change when comparing the three-month periods. The Medicaid MBR for the three months ended March 31, 2007 was 84.1% compared to 80.1% for the same period in the prior year. This increase resulted from changes in the healthcare utilization pattern of our members and the demographic mix of our members.
     The Medicare segment medical benefits expense for the three months ended March 31, 2007 increased $168.8 million, or 42.8%, to $562.9 million, from $394.1 million for the same period in the prior year. The increase was primarily due to an increase in PDP and PFFS membership and associated product costs, which accounted for a majority of the increase when comparing the three-month periods. The Medicare MBR for the three months ended March 31, 2007 was 85.9% compared to 89.0% for the same period in the prior year, primarily because of the performance of our PDP and our Medicare Advantage products. High PDP membership retention and the absence of a formulary transition period resulted in better formulary compliance and increased generic fill rates in 2007, which lowered overall medical expenses.

	Three Months Ended March 31,
	2007	MBR	2006	MBR
	(As Restated)
Medical Benefit Expenses
Medicaid	$532.4	84.1%	$279.2	80.1%
Medicare	562.9	85.9%	394.1	89.0%

Total Expenses	$1,095.3		$673.3

     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2007 increased $67.7 million, or 69.2%, to $165.6 million from $97.9 million for the same period in the prior year. Our SG&A expense to revenue ratio was 12.7% for the three months ended March 31, 2007 compared to 12.2% for the same period in the prior year. The increase in SG&A expense was primarily due to increased spending necessary to support and sustain our membership growth along with commissions paid in the current quarter related to initial PFFS membership efforts.

	Three Months Ended March 31,
	2007	2006	% Change
	(As Restated)
Selling, general and administrative expenses (SG&A)
SG&A	$165.6	$97.9	69.2%
SG&A expense to total revenue ratio	12.7%	12.2%
     Interest expense. Interest expense was $3.5 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase primarily relates to the higher interest rate environment for the three months ended March 31, 2007, partially offset by a $25.0 million reduction in the outstanding debt balance as a result of the third quarter 2006 repayment of a note due to a related party.
     Income tax expense. Income tax expense for the three months ended March 31, 2007 was $14.6 million compared to $8.9 million for the same period in the prior year, with an effective tax rate of 39.0% and 40.1% at March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006	% Change
	(As Restated)
Income Tax Expense
Income tax expense	$14.6	$8.9	63.9%
Effective tax rate	39.0%	40.1%
     Net income. Net income for the three months ended March 31, 2007 was $22.8 million, compared to $13.3 million for the same period in the prior year, representing an increase of 71.6%. The increase in net income when comparing the three month periods ended March 31, 2007 and 2006 is primarily due to the increase in revenues with relatively stable medical benefits ratios, slightly off-set by a rise in administrative expenses.
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
     Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. As of March 31, 2007, free cash in our non-regulated businesses was $123.0 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.
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
     Each of our existing and anticipated sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can impact our liquidity, see the risk factor discussion included in our 2006 and 2007 Form 10-K.

Overview of Cash Flow Activities —
     For the three-month periods ended March 31, 2007 and 2006 our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(As Restated)
Net cash provided by operations	$215,548	$224,490
Net cash used in investing activities	(37,347)	(79,504)
Net cash provided by financing activities	202,166	222,978
     Cash Provided By Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the first quarter of 2007, cash provided from operations consisted primarily of $22.8 million of net income from operations, an increase in medical benefits payable of $93.9 million, an increase in unearned premiums of $228.7 million, partially off-set by a decrease in other accrued expenses of $35.7 million and a decrease of $64.7 million in other payables to government partners.
     Cash Used in Investing Activities: During the first quarter of 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $25.8 million in various short term investment instruments and $8.3 million in restricted investment assets. An additional $5.1 million was invested in capitalized assets, which included expansion costs related to expansion of our Tampa facilities, and investments in technology needed to sustain our membership growth.
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
     We have a senior secured term loan facility of approximately $155.0 million and a revolving credit facility in the amount of $125.0 million, of which $10.0 million is available for short-term borrowings on a swing-line basis. The term loan matures in May 2009, and the revolving credit facility will expire in May 2008. As of March 31, 2007, the revolving credit facility had not been utilized. As of March 31, 2007, our outstanding term loan interest rate was 7.875%.
     Our senior debt is rated BB- by Standard & Poor’s and Ba3 by Moody’s at March 31, 2007.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4) of SEC Regulation S-K.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
     Special Committee Investigation and Restatement
     Upon consideration of certain issues identified in the Special Committee investigation discussed in the Explanatory Note and our 2007 10-K, and after discussions with management and our independent registered public accounting firm, the Audit Committee recommended to the Board, and the Board thereafter concluded, that we should restate our previously issued audited consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including each of the quarterly periods contained therein, and our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and June 30, 2007.

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
     For a discussion of the restatement impact to periods covered in this Amended Form 10-Q, refer to Note 2 to the Condensed Consolidated Financial Statements.
     Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of this Amended Form 10-Q and in light of the Special Committee investigation and restatement of the Company’s financial statements, management, under the leadership and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), undertook to re-evaluate the conclusion in our Original Form 10-Q that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2007. Based on that re-evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of the material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below.
     Nevertheless, based on a number of factors, including the efforts discussed below to remediate the material weaknesses in internal control over financial reporting, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Amended Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
     Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     In connection with the restatements described above, management undertook to assess the effectiveness of our internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA and Healthy Kids contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.
     Based on the evaluation discussed above, Management has identified the following material weaknesses in WellCare’s internal controls over financial reporting as of March 31, 2007:
     Control Environment and Control Activities
     We identified a material weakness in a portion of the control environment and control activities components of our internal controls. We have determined that certain former members of senior management set an inappropriate tone in connection with our efforts to comply with the regulatory requirements related to the AHCA contract and Healthy Kids contract that led to a deficiency in the design of our internal controls. Specifically, there was inadequate control over financial reporting as of March 31, 2007 with respect to interpreting and complying with regulatory guidance and other contracted terms when calculating, submitting and reserving for estimated self-reported retrospective settlements with a state agency with which certain of our subsidiaries were contracted to provide Medicaid services.

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
     Changes in Internal Controls
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Remedial Measures
     As described more fully in “Part II — Item 9A — Controls and Procedures” of our 2007 10-K, filed on January 26, 2009, in connection with the restatement and the material weaknesses described above, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal control over financial reporting. We believe that these measures will remediate the material weaknesses we have identified as of March 31, 2007 and strengthen our internal control over financial reporting and disclosure controls and procedures. Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remedial measures described above.
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
     For information regarding pending legal proceedings, see “Part I — Item III — Legal Proceedings” of our 2007 10-K. As of the date hereof, there have been no material developments in the pending legal proceedings disclosed in our 2007 10-K.
Item 1A.	Risk Factors.
     Under “Part I — Item 1A — Risk Factors” of our 2007 10-K, we set forth risk factors related to (i) our failure to file timely periodic reports with the SEC and certain regulatory filings with state agencies; (ii) our internal control over financial reporting; (iii) the pending government investigations and litigation; (iv) our business; (v) our financial condition; (vi) being a regulated entity, and (vii) our common stock. You should carefully consider the risk factors set forth in our 2007 10-K. As of the date hereof, there have been no material changes to the risk factors disclosed in our 2007 10-K.

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
     As of March 31, 2007, we did not have any defaults upon senior securities. However, as previously disclosed and described in our 2007 10-K, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our 2008 budget and other requested reports and information), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions that were not effected in compliance with the credit agreement). As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased. However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default. For more information, refer to 2007 10-K filed with the SEC on January 26, 2009.
Item 4.	Submission of Matters to a Vote of Security Holders.
     None.
Item 5.	Other Information.
     None.

Item 6:	Exhibits.
Exhibit List

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment number 1 to Medicaid Advantage Model Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 12, 2007	10.1

10.2	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 12, 2007	10.2

10.3	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	January 12, 2007	10.3

10.4	Amendment number 1 to the Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4

10.5	Amendment number 3 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	February 1, 2007	10.1

10.6	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	February 21, 2007	10.1

10.7	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	March 6, 2007	10.1

10.8	Amendment number 2 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.1

10.9	Amendment number 3 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.2

10.10	Amendment to Medicaid Advantage Care Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	March 30, 2007	10.3

10.11	Amendment number 2 to Medicaid Advantage Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	March 30, 2007	10.4

10.12	Amendment number 2 to AHCA Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc.	10-Q	May 9, 2007	10.12

10.13	Amendment number 2 to AHCA Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida.	10-Q	May 9, 2007	10.13

INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on February 6, 2009.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment number 1 to Medicaid Advantage Model Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 12, 2007	10.1

10.2	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 12, 2007	10.2

10.3	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	January 12, 2007	10.3

10.4	Amendment number 1 to the Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4

10.5	Amendment number 3 to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	February 1, 2007	10.1

10.6	Amendment number 1 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	February 21, 2007	10.1

10.7	Amendment number 2 to the 2007 Northeast Regional Provider Agreement, between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	March 6, 2007	10.1

10.8	Amendment number 2 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.1

10.9	Amendment number 3 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	March 30, 2007	10.2

10.10	Amendment to Medicaid Advantage Care Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	March 30, 2007	10.3

10.11	Amendment number 2 to Medicaid Advantage Contract No. C021236 between the New York State Department of Health and WellCare of New York, Inc.	8-K	March 30, 2007	10.4

10.12	Amendment number 2 to AHCA Contract No. FAR001, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc.	10-Q	May 9, 2007	10.12

10.13	Amendment number 2 to AHCA Contract No. FAR009, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida.	10-Q	May 9, 2007	10.13

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*Filed herewith