Form 10-Q/A
period 2007-06-30
WELLCARE HEALTH PLANS, INC.
filed 2009-02-06
CIK 1279363

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
     This amended quarterly report on Form 10-Q (the “Amended Form 10-Q”) includes restated information for the three and six-month periods ended June 30, 2006, June 30, 2007, as well as for the year ended December 31, 2006.
     We are in the process of preparing our quarterly reports on Form 10-Q for each of the first three quarters of 2008, all of which are past due. We intend to file our past due 2008 Form 10-Qs as soon as practical.
     References to the “Company,” “WellCare,” “we,” “our” and “us” in this Amended Form 10-Q refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.
     Other than in connection with the restatement and investigations, we have not undertaken to modify or update the disclosure contained in the originally filed quarterly report on Form 10-Q for the three and six-month period ended June 30, 2007 (the “Original Form 10-Q”). Accordingly, for information regarding events related to us and our business that have occurred subsequent to June 30, 2007 and for updated Risk Factors, please review our 2007 10-K filed on January 26, 2009 and other filings we have made with the U.S. Securities and Exchange Commission (the “SEC”), which can be accessed at www.sec.gov.

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$1,475,048	$964,542
Investments	166,264	126,422
Premium and other receivables, net	113,410	100,561
Other receivables from government partners, net	54,981	40,902
Prepaid expenses and other current assets, net	100,058	87,163
Deferred income taxes	41,396	19,901

Total current assets	1,951,157	1,339,491

Property, equipment and capitalized software, net	63,096	61,258
Goodwill	189,470	189,470
Other intangible assets, net	17,451	18,855
Restricted investment assets	73,977	53,382
Other assets	2,283	1,842

Total Assets	$2,297,434	$1,664,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$599,670	$460,728
Unearned premiums	257,822	3,313
Accounts payable	9,832	7,764
Other accrued expenses	159,062	194,295
Other payables to government partners	102,582	148,606
Taxes payable	14,201	1,133
Deferred income taxes	—	1,735
Current portion of long-term debt	1,600	1,600
Funds held for the benefit of members	299,395	113,652
Other current liabilities	418	418

Total current liabilities	1,444,582	933,244
Long-term debt	153,301	154,021
Deferred income taxes	22,810	31,858
Other liabilities	21,397	8,116

Total liabilities	1,642,090	1,127,239

Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,682,464 and 40,900,134 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	417	409
Paid-in capital	338,009	297,351
Retained earnings	316,890	239,238
Accumulated other comprehensive income	28	61

Total stockholders’ equity	655,344	537,059

Total Liabilities and Stockholders’ Equity	$2,297,434	$1,664,298

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated))
Revenues:
Premium	$1,307,823	$840,524	$2,596,516	$1,632,251
Investment and other income	19,229	10,153	36,857	18,317

Total revenues	1,327,052	850,677	2,633,373	1,650,568

Expenses:
Medical benefits	1,068,847	707,609	2,164,119	1,380,978
Selling, general and administrative	161,699	105,186	327,315	203,040
Depreciation and amortization	4,252	3,254	8,818	6,344
Interest	3,439	3,674	6,899	7,058

Total expenses	1,238,237	819,723	2,507,151	1,597,420

Income before income taxes	88,815	30,954	126,222	53,148
Income tax expense	33,965	12,294	48,569	21,203

Net income	$54,850	$18,660	$77,653	$31,945

Net income per common share (see Note 1):
Net income per common share — basic	$1.35	$0.47	$1.92	$0.82
Net income per common share — diluted	$1.31	$0.46	$1.86	$0.79
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2007	2006
	(Restated)	(Restated)
Cash from (used in) operating activities:
Net income	$77,653	$31,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,818	6,344
Loss on disposal of fixed assets	—	1,259
Equity-based compensation expense	12,405	8,650
Incremental tax benefit received for options exercised	(18,646)	(2,704)
Deferred taxes, net	(32,278)	(14,568)
Changes in operating accounts:
Premiums and other receivables, net	(12,849)	(37,491)
Other receivables from government partners, net	(14,079)	(118,489)
Prepaid expenses and other, net	(12,894)	(30,487)
Medical benefits payable	138,942	186,557
Unearned premiums	254,509	149,315
Accounts payable	1,321	51,899
Other accrued expenses	(34,486)	18,213
Other payables to government partners	(46,024)	—
Taxes payable, net	31,714	24,045
Other, net	12,884	4,526

Net cash provided by operating activities	366,990	279,014

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	39,932	49,371
Purchases of investments	(79,774)	(134,053)
Purchases of restricted investments	(22,664)	(21,663)
Proceeds from sale and maturities of restricted investments	2,069	10,468
Additions to property and equipment, and capitalized software	(9,252)	(21,298)
Other investing activities	—	(944)

Net cash used in investing activities	(69,689)	(118,119)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	338	21,562
Proceeds from option exercises and other	13,256	3,302
Incremental tax benefit received for option exercises	18,646	2,704
Purchase of treasury stock	(3,978)	—
Payments on debt	(800)	(800)
Funds received for the benefits of members	185,743	224,730

Net cash provided by financing activities	213,205	251,498

Cash and cash equivalents:
Increase during year	510,506	412,393
Balance at beginning of year	964,542	421,766

Balance at end of year	$1,475,048	$834,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$35,277	$13,883

Cash paid for interest	$6,519	$6,810

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1.	ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “WellCare,” “we,” “our” or “us”), provides managed care services exclusively to government-sponsored healthcare programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,302,000 members nationwide as of June 30, 2007. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, beneficiaries of the Temporary Assistance to Needy Families (“TANF”) program, Supplemental Security Income (“SSI”) program, State Children’s Health Insurance program (S-CHIP”), and the Family Health Plus (“FHP”) program. Through its licensed subsidiaries, as of June 30, 2007 the Company operated its Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of June 30, 2007, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Louisiana and New York, and its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the 2007 Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), which the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net income — basic and diluted (in thousands)	$54,850	$18,660	$77,653	$31,945

Denominator:
Weighted-average common shares outstanding — basic	40,585,325	39,345,011	40,375,445	38,970,062
Dilutive effect of:
Unvested restricted common shares	413,877	523,931	448,310	560,039
Stock options	937,091	761,512	985,815	766,383

Weighted-average common shares outstanding — diluted	41,936,293	40,630,454	41,809,570	40,296,484

Net income per common share:
Net income per common share — basic	$1.35	$0.47	$1.92	$0.82
Net income per common share — diluted	$1.31	$0.46	$1.86	$0.79
     Certain options to purchase common stock were not included in weighted-average common shares outstanding — diluted and therefore are not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three- and six-month periods ended June 30, 2007, approximately 65,000 shares with an exercise prices ranging from $90.35 to $92.99 and 478,600 shares with exercise prices ranging from $85.53 to $92.99 per share were excluded from diluted weighted-average common shares outstanding, respectively. For the three- and six-month periods ended June 30, 2006, approximately 79,000 shares with exercise prices ranging from $47.40 to $48.50 were excluded from diluted weighted-average common shares outstanding.
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
Summary of Restated and Reclassified Items
     The following is a reconciliation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Consolidated Statements of Cash Flows as originally reported to balances as restated for the period ended June 30, 2007, the year ended December 31, 2006, the three and six-month periods ended June 30, 2007 and 2006, and the six-month periods ended June 30, 2007 and 2006, respectively. The adjustments below resulted from (1) the restatement as described above, (2) the correction of errors that were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements and (3) the adjustment of the presentation of certain amounts to conform to the 2007 presentation as presented in the Condensed Consolidated Balance Sheet.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
June 30, 2007 Condensed Consolidated Balance Sheet Reconciliation

	June 30, 2007					June 30, 2007
	(As originally reported)	Adjustments		Reclassifications		(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,473,048	$2,000	(1)	$—		$1,475,048
Investments	166,264	—		—		166,264
Premiums receivables, net	112,893	517	(1)	—		113,410
Other receivables from govt partners	54,981	—		—		54,981
Prepaid Expenses and Other	100,058	—		—		100,058
Deferred income taxes	40,531	865	(1)(2)	—		41,396

Total Current Assets	1,947,775	3,382		—		1,951,157
Property and Equipment and capitalized software, net	63,096	—		—		63,096
Goodwill	189,470	—		—		189,470
Other intangibles, net	17,451	—		—		17,451
Restricted investment assets	73,977	—		—		73,977
Other Assets	2,283	—		—		2,283

Total Assets	$2,294,052	$3,382		$—		$2,297,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Medical benefits payable	$601,255	$4,701	(1)	$(6,286	)(3)	$599,670
Unearned premiums	261,830	(4,008	)(1)	—		257,822
Accounts payable	9,832	—		—		9,832
Other accrued expenses	156,442	2,620	(1)	—		159,062
Other payables to government partners	49,854	46,442	(4)	6,286	(3)	102,582
Taxes payable	37,946	(23,745	)(2)	—		14,201
Current portion of long-term debt	1,600	—		—		1,600
Funds held for the benefit of others	299,395	—		—		299,395
Other current liabilities	418	—		—		418

Total Current Liabilities	1,418,572	26,010		—		1,444,582
Long-term debt	153,301	—		—		153,301
Deferred income taxes	36,234	(13,424	)(2)(6)	—		22,810
Other liabilities	7,680	13,717	(6)	—		21,397

Total Liabilities	1,615,787	26,303		—		1,642,090
Stockholders’ Equity:
Common stock	417	—		—		417
Paid-in Capital	329,643	8,366	(1)	—		338,009
Retained earnings	348,177	(31,287	)(5)	—		316,890
Accumulated other comprehensive income (loss)	28	—		—		28

Total Shareholders’ Equity	678,265	(22,921)		—		655,344

Total Liabilities and Shareholders’ Equity	$2,294,052	$3,382		$—		$2,297,434

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(2)	The adjustments are for the tax-effect of the restatement adjustments recorded in the period ended June 30, 2007 and explained in the following June 30, 2007 Condensed Consolidated Statement of Income reconciliation to restated June 30, 2007 balances.

(3)	The reclassification from Medical benefits payable is due to the reclassification of amounts to Other payables to government partners for recorded liabilities for retrospective premium refunds that were previously recorded as Medical benefits payable prior to the restatement.

(4)	The adjustments to Other payables to government partners is the cumulative effect of the restatement for retrospective premium refund, of which $7,858 relates to the six-month period ended June 30, 2007 and is reflected in the Six months ended June 30, 2007 Condensed Consolidated Statement of Income Reconciliation below, $19,956 relates to 2006, $7,475 relates to 2005 and $11,153 relates to 2004.

(5)	The adjustment to Retained earnings is the income statement impact of restatement adjustments recorded during the six-month period ended June 30, 2007 and the year ended 2006, 2005 and 2004.

(6)	The adjustment of $13,717 to Deferred income taxes and Other liabilities is the result of the restatement adjustments and to record a FIN 48 liability as of June 30, 2007. Refer to Note 5 for further analysis.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Three months ended June 30, 2007 Condensed Consolidated Statement of Income Reconciliation

	Three Months Ended					Three Months Ended
	June 30, 2007					June 30, 2007
	(As originally reported)	Adjustments		Reclassifications		(As restated)
Revenues:
Premium	$1,320,529	$(4,338	)(2)	$(8,368	)(4)	$1,307,823
Investment and other income	19,229	—		—		19,229

Total Revenues	1,339,758	(4,338)		$(8,368)		1,327,052

Expenses:
Medical benefits	1,082,218	(5,003	)(1)	(8,368	)(4)	1,068,847
Selling, general and administrative	160,859	840	(1)	—		161,699
Depreciation and amortization	4,252	—		—		4,252
Interest	3,439	—		—		3,439

Total Expenses	1,250,768	(4,163)		(8,368)		1,238,237

Income before income taxes	88,990	(175)		—		88,815
Income tax expense	34,345	(380	)(3)	—		33,965

Net income	$54,645	$205		$—		$54,850

Net income per share (see Note 1)
Net income per common share - basic	$1.35	$—		$—		$1.35
Net income per common share - diluted	$1.30	$0.01		$—		$1.31

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is primarily related to the $3,395 restatement adjustment for retrospective premium refunds recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below. The adjustment is offset by amounts previously deemed immaterial that were recorded for the correction of errors in connection with the restatement, see (1) above.

(3)	The adjustment to Income tax expense is the income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium represents the three months ended June 30, 2007 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported Net income, Earnings per share or Net cash provided by operations for the three months ended June 30, 2007.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Six months ended June 30, 2007 Condensed Consolidated Statement of Income Reconciliation

	Six Months Ended					Six Months Ended
	June 30, 2007					June 30, 2007
	(as originally reported)	Adjustments		Reclassifications		(as restated)
Revenues:
Premium	$2,542,295	$(4,246	)(2)	$58,467	(4)	$2,596,516
Investment and other income	36,896	(39	)(1)	—		36,857

Total Revenues	2,579,191	(4,285)		$58,467		2,633,373

Expenses:
Medical benefits	2,106,389	(737	)(1)	58,467	(4)	2,164,119
Selling, general and administrative	327,415	(100	)(1)	—		327,315
Depreciation and amortization	8,818	—		—		8,818
Interest	6,900	(1	)(1)	—		6,899

Total Expenses	2,449,522	(838)		58,467		2,507,151

Income before income taxes	129,669	(3,447)		—		126,222
Income tax expense	50,051	(1,482	)(3)	—		48,569

Net income	$79,618	$(1,965)		$—		$77,653

Net income per share (see Note 1)
Net income per common share - basic	$1.97	$(0.05)		$—		$1.92
Net income per common share - diluted	$1.90	$(0.04)		$—		$1.86

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is primarily related to the $7,858 restatement adjustment for retrospective premium refunds recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below. The adjustment is offset by amounts previously deemed immaterial that were recorded for the correction of errors in connection with the restatement, see (1) above.

(3)	The adjustment to Income tax expense is the income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium represents the six months ended June 30, 2007 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported Net income, Earnings per share or Net cash provided by operations for the six months ended June 30, 2007.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Six Months Ended June 30, 2007 Condensed Consolidated Statement of Cash Flow

	Six Months Ended					Six Months Ended
	June 30 2007 (as					June 30 2007 (as
	originally reported)	Adjustments		Reclassifications		restated)
Cash from (used in) operating activities:
Net income	$79,618	$(1,965	)(1)	$—		$77,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,818	—		—		8,818
Equity-based compensation expense, net of tax benefit	25,595	(13,190	)(2)	—		12,405
Incremental tax benefit received for option exercises	(13,713)	(4,933	)(2)	—		(18,646)
Deferred taxes, net	(24,122)	(8,156	)(2)	—		(32,278)
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(10,428)	(2,421	)(2)	—		(12,849)
Other receivables from government partners	(14,079)	—		—		(14,079)
Prepaid expenses and other current assets	(12,551)	(343	)(2)	—		(12,894)
Medical benefits payable	135,674	3,609	(2)	(341	)(3)	138,942
Unearned premiums	238,024	16,485	(2)	—		254,509
Accounts payables	1,817	(496	)(2)	—		1,321
Other accrued expenses	(15,601)	(18,885	)(2)	—		(34,486)
Other payables to government partners	(54,222)	7,857	(3)	341	(3)	(46,024)
Taxes, net	24,765	6,949	(2)	—		31,714
Other, net	(419)	13,303	(2)	—		12,884

Net cash provided by operations	369,176	(2,186)		—		366,990

Cash from investing activities:
Proceeds from sale and maturities of investments, net	39,932	—		—		39,932
Purchases of investments	(79,774)	—		—		(79,774)
Purchases and dispositions of restricted investments, net	(20,595)	—		20,595	(4)	—
Purchases of restricted investments	—	—		(22,664	)(4)	(22,664)
Proceeds from sales and maturities of restricted investments	—	—		2,069	(4)	2,069
Additions to property, equipment, and capitalized software	(8,505)	(747	)(5)	—		(9,252)

Net cash used in investing activities	(68,942)	(747)		—		(69,689)

Cash from financing activities:
Proceeds from common stock issuance	338	—		—		338
Proceeds from options exercised	13,256	—		—		13,256
Incremental tax benefit from option exercises	13,713	4,933	(2)	—		18,646
Purchase of Treasury Stock	(3,978)	—		—		(3,978)
Payments on debt	(800)	—		—		(800)
Funds held for the benefit of members	185,743	—		—		185,743

Net cash (used in) provided by financing activities	208,272	4,933		—		213,205

Cash and cash equivalents:
Increase during period	508,506	2,000		—		510,506
Balance at beginning of year	964,542	—		—		964,542

Balance at end of year	$1,473,048	$2,000		$—		$1,475,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$35,277	$—		$—		$35,277

Cash paid for interest	$6,519	$—		$—		$6,519

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)

(1)	The adjustment to Net income represents the period ended June 30, 2007 effect of the restatement amounts recorded for the six months ended June 30, 2007 and included in the Six Months Ended June 30, 2007 Condensed Consolidated Statement of Income reconciliation.

(2)	The adjustments relate to the period-over-period change resulting from the correction of errors in connection with the restatement, which is explained in the June 30, 2007 Condensed Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(3)	The adjustment to Other payables to government partners is the effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the June 30, 2007 Condensed Balance Sheet reconciliation.

(4)	The reclassifications were recorded to correct the presentation of certain amounts to conform to the June 30, 2007 presentation as presented in the Condensed Consolidated Statement of Cash Flows. The reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities, or investing activities.

(5)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment previously included in the Accounts payable line item.

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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Three months ended June 30, 2006 Condensed Consolidated Statement of Income Reconciliation

	Three Months Ended					Three Months Ended
	June 30, 2006 (as					June 30, 2006 (as
	originally reported)	Adjustments		Reclassifications		restated)
Revenues:
Premium	$842,658	$(4,832	)(2)	$2,698	(4)	$840,524
Investment and other income	10,153	—		—		10,153

Total revenues	852,811	(4,832)		2,698		850,677

Expenses:
Medical benefits	704,964	(53	)(1)	2,698	(4)	707,609
Selling, general and administrative	104,566	620	(1)	—		105,186
Depreciation and amortization	3,254	—		—		3,254
Interest	3,674	—		—		3,674

Total expenses	816,458	567		2,698		819,723

Income before income taxes	36,353	(5,399)		—		30,954
Income tax expense	14,179	(1,885	)(3)	—		12,294

Net income	$22,174	$(3,514)		$—		$18,660

Net income per common share (see Note 1):
Net income per common share - basic	$.56	$(0.09)		$—		$0.47
Net income per common share - diluted	$.55	$(0.09)		$—		$0.46

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is the three months ended June 30, 2006 impact of the restatement adjustment for retrospective premium refunds amounts recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium.

(3)	The adjustment to Income tax expense is the income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium represents the three months ended June 30, 2006 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported Net income, Earnings per share or Net cash provided by operations for the three months ended June 30, 2006.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Six months ended June 30, 2006 Condensed Consolidated Statement of Income Reconciliation

	Six Months Ended					Six Months Ended
	June 30, 2006					June 30, 2006
	(as originally reported)	Adjustments		Reclassifications		(as restated)
Revenues:
Premium	$1,564,878	$(9,663	)(2)	$77,036	(4)	$1,632,251
Investment and other income	18,317	—		—		18,317

Total revenues	1,583,195	(9,663)		77,036		1,650,568

Expenses:
Medical benefits	1,304,047	(105	)(1)	77,036	(4)	1,380,978
Selling, general and administrative	201,831	1,209	(1)	—		203,040
Depreciation and amortization	6,344	—		—		6,344
Interest	7,058	—		—		7,058

Total expenses	1,519,280	1,104		77,036		1,597,420

Income before income taxes	63,915	(10,767)				53,148
Income tax expense	24,973	(3,770	)(3)	—		21,203

Net income	$38,942	$(6,997)		$—		$31,945

Net income per common share (see Note 1):
Net income per common share - basic	$1.00	$(0.18)		$—		$0.82
Net income per common share - diluted	$0.97	$(0.18)		$—		$0.79

(1)	The adjustments relate to the correction of errors to properly state the balance in connection with the restatement. Such errors were previously deemed immaterial, both individually and in the aggregate, to the condensed consolidated financial statements.

(2)	The adjustment to Premium is the six months ended June 30, 2006 impact of the restatement adjustment for retrospective premium refunds amounts recorded in addition to the amounts recorded prior to the restatement and reclassified as noted in (4) below to reflect such amounts as reduction to premium.

(3)	The adjustment to Income tax expense is the current income tax effect of the restatement and other adjustments reflected above.

(4)	The reclassification to premium represents the six months ended June 30, 2006 amounts originally recorded as medical expenses prior to the restatement related to the risk corridor under the prescription drug program. The reclassification is to reflect such amounts as reduction to premium. These reclassifications do not impact our previously reported Net income, Earnings per share or Net cash provided by operations for the six months ended June 30, 2006.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
2006 Condensed Consolidated Statement of Cash Flows Reconciliation

	Six Months Ended					Six Months Ended
	June 30, 2006					June 30, 2006
	(as originally reported)	Adjustments		Reclassifications		(as restated)
Cash from (used in) operating activities:
Net income	$38,942	$(6,997	)(2)	$—		$31,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,344	—		—		6,344
Gain on extinguishment of debt
Loss (gain) on disposal of fixed assets	1,259	—		—		1,259
Equity-based compensation expense	12,575	(3,925	)(1)	—		8,650
Incremental tax benefit received for options exercises	(2,160)	(544)	(1)	—		(2,704)
Deferred taxes, net	(14,386)	(182)	(1)	—		(14,568)
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	(37,491)	—		—		(37,491)
Other receivables from government partners	(118,489)	—		—		(118,489)
Prepaid expenses and other, net	(29,753)	(734	)(1)	—		(30,487)
Medical benefits payable	180,679	—		5,878	(4)	186,557
Unearned premiums	149,315	—		—		149,315
Accounts payable and other accrued expenses	69,266			(69,266	)(5)	—
Accounts payable	—	—		51,899	(5)	51,899
Other accrued expenses	—	846	(1)	17,367	(5)	18,213
Taxes, net	23,703	342	(1)	—		24,045
Other, net	(21)	10,425	(1)	(5,878	)(4)	4,526

Net cash provided by (used in) operations	279,783	(769)		—		279,014

Cash from (used in) investing activities:
Purchase of business, net of cash acquired
Proceeds from sale and maturities of investments	49,371	—		—		49,371
Purchases of investments	(134,053)	—		—		(134,053)
Purchases and dispositions of restricted investments, net	(11,195)	—		11,195	(5)	—
Purchases of restricted investments	—	—		(21,663	)(5)	(21,663)
Proceeds from sale and maturities of restricted investments	—	—		10,468	(5)	10,468
Additions to property, equipment, and capitalized software	(21,523)	225	(3)	—		(21,298)
Other investing activities	(944)	—		—		(944)

Net cash from (used in) investing activities	(118,344)	225		—		(118,119)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	21,562	—		—		21,562
Proceeds from options exercised	3,302	—		—		3,302
Incremental tax benefit from options exercises	2,160	544	(1)	—		2,704
Repayments on debt	(800)	—		—		(800)
Funds held for the benefit of members, net of disbursements	224,730	—		—		224,730

Net cash provided by financing activities	250,954	544		—		251,498

Cash and cash equivalents:
Increase during year	412,393	—		—		412,393
Balance at beginning of year	421,766	—		—		421,766

Balance at end of year	$834,159	$—		$—		$834,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for taxes	$13,883	$—		$—		$13,883

Cash paid for interest	$6,810	$—		$—		$6,810

(1)	The adjustment relates to the year over year change resulting from the correction of errors in connection with the restatement, which is explained in the June 30, 2006 Condensed Consolidated Balance Sheet reconciliation. Such errors were previously deemed immaterial, both individually and in the aggregate, to the consolidated financial statements.

(2)	The adjustment to Net income represents the effect of the restatement amounts recorded for the six months ended June 30, 2006, and included in the six months Ended June 30, 2006 Condensed Consolidated Statement of Income reconciliation.

(3)	The adjustment to Additions to property and equipment, net resulted from a change in the determination of non-cash additions to property and equipment previously included in the Accounts payable line item.

(4)	The adjustment to Other payables to government partners is the effect of the cumulative year over year change relating to the restatement for retrospective premium refund, for both existing liabilities and additional liabilities as discussed previously. The reclassification between Medical benefits payable and Other payables to government partners is due to the reclassification of existing liabilities as discussed previously and shown in the June 30, 2006 Condensed Balance Sheet reconciliation.

(5)	The reclassifications were recorded to correct the presentation of certain amounts to conform to the June 30, 2007 presentation as presented in the Consolidated Statement of Cash Flows. The reclassifications do not impact the Company’s previously reported net cash provided by or used in operating activities, financing activities, or investing activities.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
3.	SEGMENT REPORTING
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
     Asset, liability and equity amounts by segment have not been disclosed, as they are not reported by segment internally by the Company.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Premium revenue:
Medicaid	$649,410	$383,203	$1,282,834	$731,930
Medicare	658,413	457,321	1,313,682	900,321

Total	1,307,823	840,524	2,596,516	1,632,251

Medical benefits expense:
Medicaid	543,187	310,289	1,075,600	589,512
Medicare	525,660	397,320	1,088,519	791,466

Total	1,068,847	707,609	2,164,119	1,380,978
Gross margin:
Medicaid	106,223	72,914	207,234	142,418
Medicare	132,753	60,001	225,163	108,855

Total:	$238,976	$132,915	$432,397	$251,273

4.	EQUITY-BASED COMPENSATION
     The compensation expense recorded related to our equity-based compensation awards for the three months ended June 30, 2007 and 2006 was $6,786 and $2,900, respectively, and $12,405 and $8,650 for the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 77,523 shares of common stock at a weighted-average exercise price of $90.12 per share and a weighted-average Black-Scholes fair value of $24.28 per share. During the six months ended June 30, 2007, the Company granted options under the Company’s 2004 Equity Incentive Plan for the purchase of 560,701 shares of common stock at a weighted-average exercise price of $84.90 per share and a weighted-average Black-Scholes fair value of $23.93 per share. At June 30, 2007, options for 2,678,114 shares were outstanding with a weighted-average exercise price of $44.06 per share. The total intrinsic valueof options exercised during the three months ended June 30, 2007 and 2006 determined as of the date of exercise was $25,783 and $4,193, respectively, and $41,901 and $8,306 for the six months ended June 30, 2007 and 2006, respectively. During the three- and six-month periods ended June 30, 2007, the Company granted 60,034 and 252,126 restricted shares, respectively, under the Company’s 2004 Equity Incentive Plan at a weighted-average grant-date fair value of $88.74 and $84.56, respectively. At June 30, 2007, 867,519 restricted shares

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
remained unvested. The total fair value of restricted shares vested during the three months ended June 30, 2007 and 2006 was $3,073 and $1,078, respectively, and $5,683 and $1,772 for the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, there was $62,863 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.7 years.
5.	INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. As of June 30, 2007, net deferred tax assets were approximately $18,586. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. The amount of unrecognized tax benefits as of June 30, 2007 is $14,810.
          We classify interest and penalties associated with uncertain income tax positions as income taxes within our Condensed Consolidated Financial Statements. The FIN 48 liability is recorded in Other Liabilities. During the quarter ended June 30, 2007, the Company recognized $0 in interest expense and thus has no accrued interest. No amount was accrued for penalties. As of June 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
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
Investigation, Restatement, and Other
     For more information related to the investigation, restatement, and related matters, refer to the 2007 10-K filed with the SEC on January 26, 2009.

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
     This Amended Quarterly Report on Form 10-Q contains “forward-looking” statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “predicts,” “potential,” “continues” and similar expressions are forward-looking statements.
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
     We provide managed care services exclusively to government-sponsored healthcare programs, focusing on Medicare and Medicaid. We offer a variety of Medicare and Medicaid plans, including health plans for families, children, the aged, blind and disabled and prescription drug plans, currently serving over 2.3 million members nationwide as of June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
Statement of Operations Data:
Revenues:
Premium	98.6%	98.8%	98.6%	98.9%
Investment and other income	1.4%	1.2%	1.4%	1.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Medical benefits	80.5%	83.2%	82.2%	83.7%
Selling, general and administrative	12.2%	12.4%	12.4%	12.3%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Interest	0.3%	0.4%	0.3%	0.4%

Total expenses	93.3%	96.4%	95.2%	96.8%

Income before income taxes	6.7%	3.6%	4.8%	3.2%
Income tax expense	2.6%	1.4%	1.8%	1.3%

Net income	4.1%	2.2%	3.0%	1.9%

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
Three- and Six-Month Periods Ended June 30, 2007 Compared to the Three- and Six-Month Periods Ended June 30, 2006 (Restated)
     Premium revenue. Premium revenues for the three months ended June 30, 2007 increased $467.3 million, or 55.6%, to approximately $1.3 billion from $840.5 million for the same period in the prior year. For the six months ended June 30, 2007, premium revenues increased $964.3 million, or 59.1%, to approximately $2.6 billion from $1.6 billion for the same period in the prior year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments. The Medicaid segment increase is principally due to Georgia membership growth and expansion into the Ohio market offset by the non-renewal of the Indiana contract. The Medicare segment increase is primarily related to PDP membership growth and the launch of PFFS in January 2007. Total membership grew by approximately 291,000 members, or 14.5%, from 2,011,000 at June 30, 2006 to 2,302,000 at June 30, 2007.
     Our Medicaid segment includes Medicaid programs and other state-sponsored healthcare programs. The Medicaid segment premium revenue for the three months ended June 30, 2007 increased $266.2 million, or 69.5%, to $649.4 million from $383.2 million for the same period in the prior year. For the six months ended June 30, 2007, Medicaid segment premium revenue increased $550.9 million, or 75.3%, to approximately $1.3 billion from $731.9 million for the same period in the prior year. The increase in Medicaid segment revenue is due to year over year growth in membership, principally in Georgia and the Ohio expansion, which accounted for $219.4 million and $43.0 million in the three-months period, respectively, and $465.4 million and $72.6 million in the six-month periods, respectively. Our membership growth was coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by approximately 149,000 members, or 14.5%, from 1,027,000 at June 30, 2006 to 1,176,000 at June 30, 2007.

	Medicaid Revenues and Membership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
Revenues (in millions)	$649.4	$383.2	$1,282.8	$731.9
% of Total Premium Revenues	49.7%	45.6%	49.4%	44.8%

Membership	1,176,000	1,027,000	1,176,000	1,027,000
% of Total Membership	51.1%	51.1%	51.1%	51.1%
     Medicare segment premium revenue for the three months ended June 30, 2007 increased $201.1 million, or 44.0%, to $658.4 million from $457.3 million for the same period in the prior year. For the six months ended June 30, 2007, Medicare segment premium revenue increased $413.4 million, or 45.9%, to approximately $1.3 billion from $900.3 million for the same period in the prior year. Growth in premium revenue within the Medicare segment was primarily due to PDP membership growth, the launch of PFFS and premium increases associated with the demographic mix of our MA membership growth. Membership within the Medicare segment grew by approximately 142,000 members, or 14.4% from 984,000 at June 30, 2006 to 1,126,000 at June 30, 2007, principally due to PDP and the PFFS product.

	Medicare Revenues and Membership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(As Restated)

Revenues (in millions)	$658.4	$457.3	$1,313.7	$900.3
% of Total Premium Revenues	50.3%	54.4%	50.6%	55.2%

Membership	1,126,000	984,000	1,126,000	984,000
% of Total Membership	48.9%	48.9%	48.9%	48.9%
     Investment and other income. Investment and other income for the three months ended June 30, 2007 increased $9.0 million, or 88.2%, to $19.2 million from $10.2 million for the same period in the prior year. For the six months ended June 30, 2007, investment income increased $18.6 million, or 101.6%, to $36.9 million from $18.3 million for the same period in the prior year. The increase was due primarily to a higher average cash balance and the investment of excess cash generated by operations.
     Medical benefits expense. Medical benefits expense for the three months ended June 30, 2007 increased $361.2 million, or 51.0%, to $1.1 billion from $707.6 million for the same period in the prior year. For the six months ended June 30, 2007, medical benefits expense increased $783.1 million, or 56.7%, to approximately $2.2 billion from approximately $1.4 billion for the same period in the prior year. The MBR for the three months ended June 30, 2007 was 81.7% compared to 84.2% for the same period in the prior year. For the six months ended June 30, 2007, the MBR was 83.3% compared to 84.6% for the same period in the prior year.

	Medical Benefits Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)

Medical Benefits Expense	$1,068.8	$707.6	$2,164.1	$1,381.0

MBR	81.7%	84.2%	83.3%	84.6%

     The Medicaid segment medical benefits expense for the three months ended June 30, 2007 increased $232.9 million, or 75.0%, to $543.2 million from $310.3 million for the same period in the prior year.

	Medicaid Medical Benefits Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
Medicaid Medical Benefits Expense	$543.2	$310.3	$1,075.6	$589.5

MBR	83.6%	81.0%	83.8%	80.5%
     The increase in Medicaid medical benefits expense for the three-month period ended June 30, 2007 was primarily due to growth in membership. Growth and expansion in our Georgia and Ohio markets accounted for $167.6 million and $36.8 million, respectively. This increase was partially offset by the loss of our Indiana contract, which decreased our medical expenses by $26.1 million. The remaining increase is attributed to overall membership changes, combined with utilization patterns and costs. For the six months ended June 30, 2007, Medicaid medical benefits expense increased $486.1 million, or 82.5%, to $1.1 billion from $589.5 million for the same period in the prior year. Membership growth in our Georgia market accounted for $577.6 million of the increase and expansion into Ohio contributed another $107.2 million. The loss of our Indiana contract offset the increase by $57.9 million. The remaining $140.8 million decrease when comparing the six-month periods were primarily attributed to increased healthcare costs and changes in membership mix. The Medicaid MBR for the three months ended June 30, 2007 was 83.6% compared to 81.0% for the same period in the prior year. This decrease was primarily due to higher medical costs in our Georgia market in 2006 during the early stages of operation. For the six months ended June 30, 2007, the Medicaid MBR was 83.8% compared to 80.5% for the same period in the prior year. This increase is due to changes in the healthcare utilization pattern of our members and the demographic mix of our members.
     Medicare segment medical benefits expense for the three months ended June 30, 2007 increased $128.4 million, or 32.3%, to $525.7 million from $397.3 million for the same period in the prior year.

	Medicare Medical Benefits Expense
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
Medicare Medical Benefits Expense	$525.7	$397.3	$1,088.5	$791.5

MBR	79.8%	86.9%	82.9%	87.9%
     The decrease in medical benefits expense was primarily due to the growth in membership in PFFS, which accounted for $109.7 million of the increase in the quarter. Additional membership growth in other markets, increased healthcare costs and changes in membership mix accounted for the remaining $18.7 million of the quarterly increase. For the six months ended June 30, 2007, Medicare medical benefits expense increased $297.0 million, or 37.5%, to approximately $1.1 billion from $791.5 million for the same period in the prior year. Membership growth in our PFFS and PDP business accounted for $177.3 and $149.3 million, respectively, of the increase in the six-month period, while the absence of a formulary transition period in our PDP product resulted in better formulary compliance and increased generic fill rates in the first half of 2007. This offset the increase in medical benefits expense by $99.3 million, membership growth in other markets, increased healthcare costs and changes in membership mix accounted for the remaining $69.7 million six-month increase. The Medicare MBR for the three months ended June 30, 2007 was 79.8% compared to 86.9% for the same period in the prior year. The MBR decreased primarily as a result of the changes in the demographic mix of our members including PFFS. For the six months ended June 30, 2007, the Medicare MBR was 82.9% compared to 87.9% for the same period in the prior year. High PDP membership retention and increased generic fill rates in the first half of 2007 contributed to the decrease in MBR.

     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2007 increased $56.5 million, or 53.7%, to $161.7 million from $105.2 million for the same period in the prior year. For the six months ended June 30, 2007, SG&A expense increased $124.3 million, or 61.2%, to $327.3 million from $203.0 million for the same period in the prior year. Our SG&A expense to revenue ratio was 12.2% for the three months ended June 30, 2007 compared to 12.4% for the same period in the prior year. For the six months ended June 30, 2007, our SG&A expense to revenue ratio was 12.4% compared to 12.3% for the same period in the prior year. The decrease in our SG&A expense to total revenue ratio was attributed to becoming operational in both our PFFS and Ohio markets.

	Selling, General and Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)

SG&A (in millions)	$161.7	$105.2	$327.3	$203.0
SG&A expense to total revenue ratio	12.2%	12.4%	12.4%	12.3%
     Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2007 increased $1.0 million, or 30.3%, to $4.3 million from $3.3 million for the same period in the prior year. For the six months ended June 30, 2007, depreciation and amortization expense increased $2.5 million, or 39.7%, to $8.8 million from $6.3 million for the same period in the prior year. An increase in the three-month period is primarily attributable to approximately $2.3 million accelerated amortization for our Indiana Medicaid contract and provider agreement intangible assets purchased in 2004 that were deemed to have no further economic value in the third quarter of 2006. Increased depreciation expense resulting from our investment in infrastructure, primarily technology to support our increased membership growth, accounted for the change in the six-month period.
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
     Income tax expense. Income tax expense for the three months ended June 30, 2007 was $34.0 million with an effective tax rate of 38.2% as compared to $12.3 million for the same period in the prior year with an effective tax rate of 39.7%. Income tax expense for the six months ended June 30, 2007 was $48.6 million with an effective tax rate of 38.5% as compared to $21.2 million for the same six-month period in the prior year with an effective tax rate of 39.9%.

	Income Tax Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
Income tax expense (in millions)	$34.0	$12.3	$48.6	$21.2
Effective tax rate	38.2%	39.7%	38.5%	39.9%
     Net income. Net income for the three months ended June 30, 2007 was $54.9 million compared to $18.7 million for the same period in the prior year, representing an increase of 193.6%. For the six months ended June 30, 2007, net income was $77.7 million compared to $31.9 million for the same period in the prior year, representing an increase of 143.6%.

	Net Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)
	(In millions, except per share data)
Net income	$54.9	$18.7	$77.7	$31.9
Net income per diluted share	$1.31	$0.46	$1.86	$0.79

Liquidity and Capital Resources
     Cash Generating Activities
     We manage our cash and investments in a manner that allows us to meet our short-term, long-term and regulatory requirements. We monitor and forecast our capital resources to ensure that we maintain the financial flexibility we need to take advantage of viable business opportunities At June 30, 2007 and 2006, cash and cash equivalents were $1,475.0 million and $834.1 million, respectively. We also had short-term investments of $166.3 million and $178.8 million at June 30, 2007 and 2006, respectively.
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
     Our non-regulated businesses also generate positive cash flows that are used for corporate purposes. At June 30, 2007, free cash in our non-regulated businesses was approximately $107.0 million. We generally invest cash generated from our non-regulated entities in certificates of deposit and government municipal bonds. The factors that we consider in making these investment decisions include term to maturity, rate of return and ratings for municipal bonds.
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
Overview of Cash Flow Activities
     For the six-month periods ended June 30, 2007 and 2006 as restated our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
	(Restated)	(Restated)
	(In thousands)
Net cash provided by operations	$366,990	$279,014
Net cash used in investing activities	(68,689)	(118,119)
Net cash provided by financing activities	213,205	251,498
     Cash from Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the six-month period ended June 30, 2007, cash provided from operations consisted primarily of $77.7 million of net income from operations, an increase in medical benefits payable of $138.9 million, an increase in unearned premiums of $254.5 million and $31.7 million in taxes payable.
     Cash used in Investing Activities: During the six-month period ended June 30, 2007, investing activities consisted primarily of the investment of excess cash generated by operations totaling approximately $79.8 million in various short-term investment instruments and $22.7 million in restricted investments. An additional $9.3 million was invested in capitalized assets and investments in technology needed to sustain our membership growth.

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
     Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of this Amended Form 10-Q and in light of the Special Committee investigation and restatement of the Company’s financial statements, management, under the leadership and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), undertook to re-evaluate the conclusion in our Original Form 10-Q that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2007. Based on that re-evaluation, our

CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of the material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, as described below.
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
     In connection with the restatements described above, management undertook to assess the effectiveness of our internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we determined that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to the AHCA and Healthy Kids contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding the AHCA and Healthy Kids contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system.
     Based on the evaluation discussed above, Management has identified the following material weaknesses in WellCare’s internal controls over financial reporting as of June 30, 2007:
     Control Environment and Control Activities
     We identified a material weakness in a portion of the control environment and control activities components of our internal controls. We have determined that certain former members of senior management set an inappropriate tone in connection with our efforts to comply with the regulatory requirements related to the AHCA contract and Healthy Kids contract that led to a deficiency in the design of our internal controls. Specifically, there was inadequate control over financial reporting as of June 30, 2007 with respect to interpreting and complying with regulatory guidance and other contracted terms when calculating, submitting and reserving for estimated self-reported retrospective settlements with a state agency with which certain of our subsidiaries were contracted to provide Medicaid services.
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
     Changes in Internal Controls
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Remedial Measures
     As described more fully in “Part II — Item 9A — Controls and Procedures” of our 2007 10-K, filed on January 26, 2009, in connection with the restatement and the material weaknesses described above, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal control over financial reporting. We believe that these measures will remediate the material weaknesses we have identified as of June 30, 2007 and strengthen our internal control over financial reporting and disclosure controls and procedures. Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remedial measures described above.
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
     As of June 30, 2007, we did not have any defaults upon senior securities. However, as previously disclosed and described in our 2007 10-K, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our 2008 budget and other requested reports and information), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions that were not effected in compliance with the credit agreement). As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased. However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default. For more information, refer to 2007 10-K filed with the SEC on January 26, 2009.
Item 4.	Submission of Matters to a Vote of Security Holders.
     None.
Item 5.	Other Information.
     None.
Item 6.	Exhibits.

Exhibit List

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 11, 2007	10.1

10.2	Amendment number 1 to the Department of Community Health Contract No. 651, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 24, 2007	10.1

10.3	Amendment number 4 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 4, 2007	10.1

10.4	Amendment number 4 to the Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	May 17, 2007	10.1

10.5	Amendment to Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	June 8, 2007	10.1

10.6	Amendment number 16 to Purchase of Service Contract number 093-MED-FCHP-1, between the Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.	10-Q	August 3, 2007	10.6

10.7	Amendment number 1 to Purchase of Service Contract number 093-HUS-WCC-2, between the Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.	10-Q	August 3, 2007	10.7

10.8	Amendment number 3 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.1

10.9	Amendment number 3 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.2

10.10	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	June 29, 2007	10.1

10.11	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC).	8-K	June 29, 2007	10.2

10.12	Amendment number 1 to Contract No. FA615, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid 2006-2009).	8-K	June 29, 2007	10.3

10.13	Renewal Notice for Contract #654 for Fiscal Year 2008 Medicaid Managed Care	8-K	June 29, 2007	N/A

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

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
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	April 11, 2007	10.1

10.2	Amendment number 1 to the Department of Community Health Contract No. 651, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 24, 2007	10.1

10.3	Amendment number 4 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 4, 2007	10.1

10.4	Amendment number 4 to the Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	May 17, 2007	10.1

10.5	Amendment to Medicaid Advantage Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	June 8, 2007	10.1

10.6	Amendment number 16 to Purchase of Service Contract number 093-MED-FCHP-1, between the Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.	10-Q	August 3, 2007	10.6

10.7	Amendment number 1 to Purchase of Service Contract number 093-HUS-WCC-2, between the Department of Social Services and WellCare of Connecticut, Inc., incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.	10-Q	August 3, 2007	10.7

10.8	Amendment number 3 to Contract No. FAR001, between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.1

10.9	Amendment number 3 to Contract No. FAR009, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009).	8-K	June 22, 2007	10.2

10.10	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD).	8-K	June 29, 2007	10.1

10.11	2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC).	8-K	June 29, 2007	10.2

10.12	Amendment number 1 to Contract No. FA615, between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid 2006-2009).	8-K	June 29, 2007	10.3

10.13	Renewal Notice for Contract #654 for Fiscal Year 2008 Medicaid Managed Care	8-K	June 29, 2007	N/A

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*Filed herewith