Form 10-Q
period 2008-03-31
WELLCARE HEALTH PLANS, INC.
filed 2009-03-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐          No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of February 28, 2009, there were 42,235,237 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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
     Upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that we should restate our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, which were included in the 2007 10-K that we filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2009.
     The filing of this Quarterly Report on Form 10-Q was delayed due to, among other things, the delay in completing and filing our 2007 10-K. For additional information regarding these matters, please refer to our 2007 10-K.
     References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,234,246	$1,008,409
Investments	70,488	253,881
Premium and other receivables, net	225,765	307,513
Other receivables from government partners, net	8,482	2,464
Prepaid expenses and other current assets, net	144,898	112,246
Income taxes receivable	—	6,429
Deferred income taxes	27,027	—

Total current assets	1,710,906	1,690,942
Property, equipment and capitalized software, net	65,808	66,560
Goodwill	189,470	189,470
Other intangible assets, net	15,763	16,286
Long term investments	111,310	—
Restricted investment assets	97,815	89,236
Other assets	25,527	30,237

Total Assets	$2,216,599	$2,082,731

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$661,784	$538,146
Unearned premiums	2,069	19,838
Accounts payable	22,454	7,979
Other accrued expenses	303,265	324,116
Other payables to government partners	44,873	119,013
Taxes payable	14,210	—
Deferred income taxes	—	5,985
Debt	153,821	154,581
Funds held for the benefit of members	135,821	31,782
Other current liabilities	556	556

Total current liabilities	1,338,853	1,201,996
Deferred income taxes	36,575	—
Other liabilities	28,162	72,844

Total liabilities	1,403,590	1,274,840

Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 41,902,690 and 41,912,236 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	419	419
Paid-in capital	358,107	352,030
Retained earnings	456,794	455,474
Accumulated other comprehensive loss	(2,311)	(32)

Total stockholders’ equity	813,009	807,891

Total Liabilities and Stockholders’ Equity	$2,216,599	$2,082,731

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Premium	$1,621,374	$1,288,693
Investment and other income	15,547	17,628

Total revenues	1,636,921	1,306,321

Expenses:
Medical benefits	1,397,572	1,095,272
Selling, general and administrative	227,736	165,616
Depreciation and amortization	5,151	4,566
Interest	3,304	3,460

Total expenses	1,633,763	1,268,914

Income before income taxes	3,158	37,407
Income tax expense	1,838	14,604

Net income	$1,320	$22,803

Net income per common share (see Note 1):
Net income per common share — basic	$0.03	$0.57
Net income per common share — diluted	$0.03	$0.55
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash from (used in) operating activities:
Net income	$1,320	$22,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,151	4,566
Equity-based compensation expense	7,607	5,619
Incremental tax benefit from stock-based compensation	—	(7,117)
Deferred taxes, net	3,563	(24,538)
Changes in operating accounts:
Premium and other receivables, net	81,748	(19,129)
Other receivables from government partners, net	(6,018)	(8,625)
Prepaid expenses and other, net	(32,652)	(2,017)
Medical benefits payable	123,638	93,907
Unearned premiums	(17,769)	228,742
Accounts payable	14,475	(782)
Other accrued expenses	(20,851)	(35,733)
Other payables to government partners	(74,140)	(64,668)
Taxes, net	20,048	13,546
Other, net	(39,341)	8,974

Net cash provided by operations	66,779	215,548

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	175,803	1,106
Purchases of investments	(105,999)	(25,827)
Purchases of restricted investments	(9,317)	(8,267)
Proceeds from sale and maturities of restricted assets	738	710
Additions to property and equipment, net	(3,876)	(5,069)

Net cash provided by (used in) investing activities	57,349	(37,347)

Cash from (used in) financing activities:
Proceeds from common stock issuance, net	—	156
Proceeds from option exercises and other	—	6,337
Incremental tax benefit received from stock-based compensation	—	7,117
Purchase of treasury stock and other	(1,530)	(1,426)
Repayments on debt	(800)	(400)
Funds received for the benefits of members, net of disbursements	104,039	190,382

Net cash provided by financing activities	101,709	202,166

Cash and cash equivalents:
Increase during the period	225,837	380,367
Balance at beginning of year	1,008,409	964,542

Balance at end of period	$1,234,246	$1,344,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$15,772	$17,040

Cash paid for interest	$2,971	$3,264

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company” or “WellCare”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,446,000 members nationwide as of March 31, 2008. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance Program (“S-CHIP”) and the Family Health Plus program (“FHP”). Through its licensed subsidiaries, as of March 31, 2008 the Company operated its Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of March 31, 2008, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio, and Texas and PDP plans in all 50 states and the District of Columbia and PFFS plans in 43 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the 2007 10-K, filed with the SEC in January 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.
     Certain 2007 amounts in the condensed consolidated interim financial statements have been condensed or reclassified to conform to the 2008 presentation.
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

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income — basic and diluted	$1,320	$22,803

Denominator:
Weighted average common shares outstanding — basic	41,126,580	40,163,234
Dilutive Effect of:
Unvested restricted common shares	386,286	401,963
Stock options	431,189	1,023,159

Weighted average common shares outstanding — diluted	41,944,055	41,588,356

Net income per common share:
Net income per common share — basic	$0.03	$0.57
Net income per common share — diluted	$0.03	$0.55

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2008 and 2007, approximately 1,021,336 and 434,800 shares with exercise prices ranging from $46.36 to $105.37, and from $85.53 to $89.29 per share, respectively, were excluded from diluted weighted average common shares outstanding.
Recently Adopted Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of FAS 157 for all non-financial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. The Company adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2. The deferred provisions of FAS 157, which apply primarily to goodwill and other intangible assets for annual impairment testing purposes, will be effective in 2009. The Company adopted the new standard during the first quarter of 2008 as required. There was no cumulative effect of adopting FAS 157 for 2008.
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company adopted the new standard during the first quarter of 2008 as required. There was no cumulative effect of adopting FAS 159 for 2008.
Recently Issued Accounting Standards
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FSP 142-3 to have a material impact on its Consolidated Financial Statements.
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of FAS 160 to have an impact on its Consolidated Financial Statements.
     In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction. FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The changes to be effected with FAS 141R from the current guidance include, but are not limited to treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination. FAS 141R must be applied prospectively to all new acquisitions closing on or after January 1, 2009. The impact of this pronouncement will depend on future acquisition activity, if any of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for fiscal year 2009 and must be applied prospectively. The Company does not expect that the adoption of FAS 160 to have an impact on its consolidated financial statements.
2. SEGMENT REPORTING
     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans.
     The Company’s Medicaid segment includes plans for individuals who are dually eligible for both Medicare and Medicaid, and beneficiaries of TANF, SSI, S-CHIP and FHP. TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals. The Company’s Medicaid segment also includes other programs which are not part of the Medicaid program, such as S-CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.
     The Company’s Medicare segment includes stand-alone PDP and Medicare Advantage plans, which includes CCP, PFFS and PPO plans.
     Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by the Company.

	Three Months
	Ended March 31,
	2008	2007
Medicaid premium revenues	$733,635	$633,424
Medicare premium revenues	887,739	655,269

Total premium revenues:	1,621,374	1,288,693
Other income	15,547	17,628

Total revenues:	1,636,921	1,306,321

Medicaid medical benefits expenses:	610,805	532,413
Medicare medical benefits expenses:	786,767	562,859

Total medical benefits expenses:	1,397,572	1,095,272
Other expenses	236,191	173,642

Total expenses	1,633,763	1,268,914

Income before income taxes:	$3,158	$37,407

3. EQUITY-BASED COMPENSATION
     During the three months ended March 31, 2008 and 2007, the Company recorded $7,607 and $5,619, respectively, in compensation expense related to its equity-based compensation awards. During the three months ended March 31, 2008, the Company granted options for the purchase of 2,585,742 shares of common stock at a weighted-average exercise price of $44.42 per share and a weighted-average Black-Scholes fair value of $16.60 per share. At March 31, 2008, options for 4,731,777 shares were outstanding with a weighted-average exercise price of $44.02 per share. There were no options exercised during the three months ended March 31, 2008. The total intrinsic value of options exercised during the three months ended 2007 determined as of the date of exercise was $16,118. During the three months ended March 31, 2008, the Company also granted 818,900 restricted shares and restricted share units at a weighted-average grant-date fair value of $44.08. At March 31, 2008, 1,388,201 restricted share awards remained unvested. The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007 was $5,129 and $2,610, respectively.
     As of March 31, 2008, there was $105,699 of unrecognized compensation costs related to non-vested restricted stock arrangements that is expected to be recognized over a weight-average period of 3.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the Company’s term loan approximates its fair value due to the loan being in default and, as a result, the lender has the ability to accelerate the payment of the remaining amounts due from the Company, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expires on May 13, 2009, the carrying amount of the term loan approximates its fair value due to the relatively short period of time between March 31, 2008 and the expiration of the term loan agreement and because it is variable rate debt.
     The Company adopted FAS 157 for its financial assets and financial liabilities as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:
Level 1 — Quoted (unadjusted) prices for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including:
•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates, etc.); and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data.
     As of March 31, 2008, $111,310 of the Company’s investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes carry investment grade ratings and are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. The Company’s auction rate securities are designated as available-for-sale securities and are reflected at fair value. The fair values of these securities were estimated using discounted cash flow analysis as of March 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., FAS 157 Level 1 data).
     As of December 31, 2007, the Company had $204,700 in auction rate securities, of which $90,800 were settled at par during the three months ended March 31, 2008. The remaining auction rate securities at March 31, 2008 had auctions that failed during the three months ended March 31, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, the Company’s ability to liquidate and fully recover the carrying value of its remaining auction rate securities in the near term may be limited or non-existent. The final maturity of the underlying auction rate securities could be as long as 33 years with a weighted-average life of 22 years for Company’s auction rate securities portfolio. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
Company does not believe its auction rate securities are impaired, primarily due to government guarantees or insured municipal bond securities and, as a result, the Company did not record any impairment losses for its auction rate securities as of March 31, 2008. Subsequent to March 31, 2008, $58,425 of the auction rate securities have been settled at par. At December 31, 2008, the Company had $54,972 of auction rate securities and has the ability and the present intent to hold the securities until market stability is restored.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$66,448	$66,448	$—	$—
Auction rate securities	111,310	—	—	111,310
Other municipal variable rate bonds	4,040	4,040	—	—

Total investments	$181,798	$70,488	$—	$111,310

Restricted investments
Available-for-sale
Cash	$4,883	$4,883	$—	$—
Certificates of deposit	1,649	1,649	—	—
U.S. Government securities	18,599	18,599	—	—
Money market funds	72,684	72,684	—	—

Total restricted investments	$97,815	$97,815	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Certificates of Deposit. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.
Auction Rate Securities. All auction rate securities are held as available-for-sale investments. The fair values of these securities were estimated using discounted cash flow analysis as of March 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. The fair values use an approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.
Other municipal variable rate bonds. The estimated fair values of U.S. Government securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.
Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.
U.S. Government Securities. The estimated fair values of U.S. Government securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.
Money Market Funds. The carrying value of money market funds approximates fair value as maturities are less than three months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
The following table presents the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Beginning balance at January 1, 2008	$—
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(2,564)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	113,874

Ending balance at March 31, 2008	$111,310

     As a result of the declines in fair value for the Company’s investments in auction rate securities, which the Company deems to be temporary and attributable to liquidity issues rather than to credit issues, the Company recorded a net unrealized loss of $2,564 to Accumulated other comprehensive loss. If the Company determines that any future valuation adjustment was other than temporary, a charge to earnings would be recorded as appropriate.
5. INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. As of March 31, 2008 and 2007, net deferred tax assets were approximately $12,044 and $10,910, respectively. For the three-month periods ending March 31, 2008 and 2007, respectively, $21,592 and $8,652 of the net deferred tax assets are included in other assets. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. The amount of unrecognized tax benefits as of March 31, 2008 and 2007 is $22,685 and $9,745, respectively.
     The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within our Condensed Consolidated Financial Statements. The FIN 48 liability is recorded in Other liabilities. During the quarter ended March 31, 2008, the Company recognized $105 in interest expense that is included in the current tax expense for 2008. No amount was accrued for penalties. As of March 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
     The Company currently files income tax returns in the U.S. federal jurisdiction and various states. The Internal Revenue Service is currently completing its exams on the consolidated income tax returns for the 2004 through 2006 tax years. The Company is no longer subject to income tax examinations prior to 2004 in major state jurisdictions. The Company does not believe any adjustments that may result from these examinations will be significant.
     The Company believes it is reasonably possible that its liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.
6. DEBT
Credit Agreement
     The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended in September 2005, September 2006 and January 2008 (as amended, the “Credit Agreement”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     As of March 31, 2008, the credit facilities under the Credit Agreement consisted of a senior secured term loan facility in the outstanding principal amount of approximately $153,300 and a revolving credit facility in the amount of $125,000, of which $10,000 was available for short-term borrowings on a swing-line basis. The term loan and revolving credit facilities are secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon Prime rate plus a rate equal to 1.50%. The term loan matures in May 2009, and the revolving credit facility expired in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. The revolving credit facility had not been utilized before its expiration.
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its regulated subsidiaries to declare and pay dividends to the Company or its non-regulated subsidiaries. As a result of the on-going investigations discussed in Note 7, the Company has been unable to satisfy a number of its obligations under the Credit Agreement, including providing audited financial statements, annual financial plans, and other information sought by the lenders under the Credit Agreement. Consequently, since November 2007 the Company has been in default under the terms of this Credit Agreement. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.
7. COMMITMENTS AND CONTINGENCIES
Government Investigations
     The Company is currently under investigation by several federal and state authorities, including the Florida Agency for Health Care Administration (“AHCA”), the U.S. Attorney’s Office for the Middle District of Florida (the “USAO”), the Civil Division of the U.S. Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”). Pursuant to an agreement dated August 18, 2008 with AHCA, the USAO and MFCU, two of the Company’s subsidiaries, WellCare of Florida, Inc. and HealthEase of Florida, Inc. (collectively, the “WellCare Florida HMOs”), agreed to transmit $35,200 (the “Transmitted Amount”) to the Financial Litigation Unit of the USAO. The Transmitted Amount was based upon the Company’s best estimate, as of the effective date of the agreement, of the total potential amount of Medicaid behavioral health capitation refunds that the WellCare Florida HMOs owe or may owe to AHCA for calendar years 2002 through 2006, but did not include any interest, fines, penalties or other assessments that may be imposed against the Company. Of the total Transmitted Amount, the Company acknowledged and agreed that the WellCare Florida HMOs would make payment of not less than a total amount of $24,500, and therefore the Company authorized the USAO, AHCA and MFCU to access and distribute the $24,500 to the appropriate federal and state agencies in accordance with applicable federal and state law. In addition, the parties to the agreement acknowledged and agreed that $10,700 of the Transmitted Amount would be held in an escrow account pending resolution of all federal and related state claims by the United States or the State of Florida for monetary damages or other financial impositions of any kind arising from, or related to, the investigation by MFCU or the USAO. The amount held in escrow does not limit in any way the ability of federal or state authorities to recover additional amounts, including interest, civil or criminal fines, penalties or other assessments that may be imposed against the Company, nor does it provide any assurances that the federal or state authorities will not seek or be entitled to recover amounts in excess of the escrowed amounts. The agreement did not, nor should it be construed to, operate as a settlement or release of any criminal, civil or administrative claims for monetary, injunctive or other relief against the Company, whether under federal, state or local statutes, regulations or common law. Furthermore, the agreement does not operate, nor should it be construed, as a concession that the Company is entitled to any limitation of its potential federal, state or local civil or criminal liability.
     The Company is engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to the Company to date, a liability in the amount of $50,000 has been recorded in the Company’s financial statements in connection with the ultimate resolution of these matters. However, the Company cannot provide assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     In addition to the federal and state governmental investigations referenced above, as previously disclosed, the SEC is conducting an informal investigation. The Company also is responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program. The Company has communicated with regulators in states in which the Company’s HMO and insurance operating subsidiaries are domiciled regarding the investigations. The Company is cooperating with federal and state regulators and enforcement officials in these matters. The Company does not know whether, or the extent to which, any pending investigations might lead to the imposition of fines, penalties or operating restrictions on its business.
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
     The Company also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including the Company and one of its subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, the Company is unable to determine the nature of the allegations and, therefore, the Company does not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against the Company and are under seal. Thus, it is possible that the Company is subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this Quarterly Report on Form 10-Q.
Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and on November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Securities Exchange Act of 1934, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements for these claims.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements for these claims.
Other Lawsuits and Claims
     Separate and apart from the legal matters described above, the Company is also involved in other legal actions that are in the normal course of our business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The Company currently believes that none of these actions, when finally concluded and determined, will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     Statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in government regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
Overview
     We provide managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children and the aged, blind and disabled and prescription drug plans. As of March 31, 2008, we served approximately 2,446,000 members. We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.
     Through our licensed subsidiaries, as of March 31, 2008, we operated our Medicaid health plans in Connecticut, Florida, Georgia, Illinois, Missouri, New York and Ohio. Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which include both MCC plans and PFFS plans. As of March 31, 2008, we offered our MCC plans in Connecticut,

Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDP plans in all 50 states and the District of Columbia and our PFFS plans in 43 states and the District of Columbia.
     Business Outlook
     General Economic, Political and Financial Market Conditions
     Government funding continues to be a significant challenge to our business, particularly in light of the current economic conditions. Because the health care services we offer are through government-sponsored programs, our profitability is largely dependent on continued funding for government health care programs at or above current levels. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints. As a result of economic uncertainty, many of the states in which we operate have experienced significant fiscal challenges, which are likely to result in budget deficits. In light of these budgetary challenges, the Medicaid segment premiums we receive may not keep pace with anticipated medical expense increases. While the economic downturn may increase the number of Medicaid recipients under current eligibility criteria, states may revise the eligibility criteria to reduce the number of people who are eligible for our plans or otherwise revise the program structure to redistribute the financial impact of the program. Furthermore, federal budgetary challenges or policy or program changes could result in Medicare rates that do not keep pace with anticipated medical expense increases or benefit plans that are less attractive to potential members. These challenges could have a material adverse effect on our performance in the Medicaid or Medicare segments.
     We are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2008 and 2009, Florida implemented Medicaid rates that were below our expectations and ultimately caused us to withdraw from the Medicaid reform program which will result in a loss of approximately 80,000 members. The withdrawal was originally to be effective May 1, 2009 but was subsequently changed to July 1, 2009. New or proposed legislation in Georgia related to payment of claims, program design, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.
     In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to Medicare Advantage and other government programs. For example, CMS recently announced preliminary 2010 Medicare Advantage payment rates that are significantly below our prior expectations. Reduced Medicare rates will not only negatively impact our net income, but could also cause us to reduce the benefits that we offer under our Medicare plans, thereby making them less attractive to potential members. Further, in January 2009, the U.S. Congress approved the children’s health bill which, among things, increases federal funding to the State Children’s Health Insurance Program (“S-CHIP”). In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs, the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business.
     In addition, increasing market volatility and the tightening of the credit markets has significantly limited our ability to access external capital. However, we continue to pursue financing alternatives to raise additional unregulated cash, including seeking dividends from certain of our regulated subsidiaries and accessing the public and private equity and debt markets.
     Medicare Competition and Outlook
     In our Medicare segment, we are experiencing increased competition. In August 2008, we were notified by the federal Centers for Medicare & Medicaid Services (“CMS”) that our bids for the 2009 plan year were below the CMS regional benchmark premium rate in 12 of the 34 CMS regions, which allows us to serve auto-assigned dual-eligible Medicare beneficiaries. As of January 2009, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans. In addition, approximately 28,000 low-income subsidized members disenrolled from our plans effective January 2009. In addition, several changes to the Medicare program resulting from Medicare Improvements for Patients and Providers Act (“MIPPA”) that became effective in 2008 could increase competition for our existing and prospective members, which could adversely affect our revenues.

     In February 2009, we were notified by CMS that, effective March 7, 2009, we were being sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations; appeals and grievances; timely and proper responses to beneficiary complaints and requests for assistance; and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot estimate the duration of the suspension and are evaluating the impact that it could have on our results of operations and our business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations. Due to uncertainty as to the duration of the suspension, we are in the process of evaluating the effects of this suspension and resulting anticipated revenue loss on the Company’s operations. Additionally, we are also assessing the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities. This assessment may require us to incur additional costs to enhance our operational capabilities or to scale our associate levels to effectively and efficiently meet the needs of the members we serve.
     Execution of Business Strategy
     To achieve our business strategy, we continue to seek economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. We also are evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources. We continue to rationalize our operations to make sure that our ongoing business is profitable. To the extent that we expand our current service territory or product offerings, we expect to generate additional revenues. On the other hand, if we decide to exit certain markets, as we did during 2008 and early 2009, our revenues could decrease.
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
     We currently anticipate that our revenues and medical benefits expenses for fiscal years 2008 and 2009 will be higher than in prior periods due to the changes in the numbers and demographic mix of membership principally occurring in our Medicare Advantage plans and Ohio Medicaid market, and, effective in 2009, in Hawaii. As the composition of our membership base continues to change as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, we expect a corresponding change to our premium revenue, costs and margins which may have a material adverse effect on our cash flow, profitability and results of operations.
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
     Financial Impact of Government Investigations and Litigation
     We do not know whether, or the extent to which, any pending investigations and related litigation discussed under “Part II — Item 1 — Legal Proceedings” will result in our payment of fines, penalties or damages, any of which would require us to incur additional expenses and could have an adverse affect on our results of operations. Furthermore, if as a result of the resolution of these matters we are subject to operating restrictions, revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs, our revenues and net income could be adversely affected.
     We are engaged in resolution discussions as to matters under review with the U.S. Attorney’s Office for the Middle District of Florida (the “USAO”), the Civil Division of the U.S. Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the State of Florida. Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in connection with the ultimate resolution of these matters. However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.
     The investigations and related matters have caused us to expend significant financial resources. As of December 31, 2008, we had spent a cumulative amount of approximately $124.1 million on administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses. Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008. We expect to continue incurring significant additional costs in 2009 as a result of the federal and state investigations and pending civil actions, including administrative expenses and costs necessary to improve our corporate governance and address other issues that may be identified.
Our Segments
     We have two reportable business segments: Medicaid and Medicare.
     Medicaid
     Medicaid was established to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for individuals who are dually eligible for both Medicare and Medicaid, and beneficiaries of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), S-CHIP and the Family Health Plus program (“FHP”). TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals. Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as S-CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

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
Membership
     The following table summarizes our membership by segment and line of business as of March 31, 2008 and 2007.

	As of March 31,
	2008	2007
Medicaid
TANF	947,000	864,000
S-CHIP	187,000	206,000
SSI	71,000	70,000
FHP	28,000	31,000

	1,233,000	1,171,000

Medicare
MA	204,000	131,000
PDP	1,009,000	970,000

	1,213,000	1,101,000

Total	2,446,000	2,272,000

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
Medical Benefits Expense
     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member and fee for service, as well as risk-sharing arrangements, where the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.
     Estimation of medical benefits payable is our most significant critical accounting estimate. See “Critical Accounting Policies” below.
     We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance, member co-payments and premiums for some of our Medicare plans. National health care costs have been increasing at a higher rate than the general inflation rate; however, relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results. Changes in health care laws, regulations and practices, levels of use of health care services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

     One of our primary tools for measuring profitability is our medical benefits ratio (“MBR”), the ratio of our medical benefits expense to the premiums we receive. Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers. Although MBRs play an important role in our business strategy, we may, for example, be willing to enter into new geographical markets and/or enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs or for other reasons.
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
     CMS transitioned to the risk-adjustment model while the old demographic model was being phased out. The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status. The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule. 2007 was the first year in which risk-adjusted payments for health plans were fully phased in. The PDP payment methodology is based 100% on the risk-adjustment model, which began in 2006. Under the risk adjustment model, the settlement payment is based on each member’s preceding year medical diagnosis data. The final settlement payment amount under the risk-adjustment model is made in August of the following year, allowing for the majority of medical claim run out. As a result of this process and the phasing in of the risk-adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.
     The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-

adjusted premium payment to us. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to, and that which is ultimately accepted by, CMS and record such adjustments in our results of operations. However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated. If our estimates are materially incorrect, there may be an adverse effect on our results of operations in future periods. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.
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
     Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services. Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers obviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member.
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
     The medical benefits payable estimate has been, and continues to be, the most significant estimate included in our financial statements. We historically have used and continue to use a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.
     The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. For example, from 2004 to 2007, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience. With more reliable data, we should be able to estimate more closely the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.
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
     Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must rely upon historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our membership in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are aggregated in the trend of medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may affect medical cost trends. Other internal factors such as system conversions and claims processing interruptions may affect our ability to accurately predict historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.
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
     As noted above, we historically have used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to file timely our annual and interim reports. However, for the quarter ended March 31, 2008, we were able to review substantially complete claims information that became available due to the substantial lapse in time between March 31, 2008 and the date of filing this Quarterly Report on Form 10-Q for the three months ended March 31, 2008. We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the March 31, 2008 balance sheet date and has been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the three-month period ended March 31, 2008 are based primarily on actual claims paid.
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
     We review Goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of contract negotiations and our initial budgeting process. We believe Goodwill and intangible assets are not impaired at March 31, 2008. Based on the current general economic conditions and outlook, we are undertaking a review of the underlying valuation of Goodwill and intangibles at December 31, 2008.
Results of Operations
     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	As of March 31,
	2008	2007
Statement of Operations Data:
Revenues:
Premium	99.1%	98.7%
Investment and other income	0.9%	1.3%

Total revenues	100.0%	100.0%

Expenses:
Medical benefits	85.4%	83.8%
Selling, general and administrative	13.9%	12.7%
Depreciation and amortization	0.3%	0.3%
Interest	0.2%	0.3%

Total expenses	99.8%	97.1%

Income before income taxes	0.2%	2.9%
Income tax expense	0.1%	1.1%

Net Income	0.1%	1.8%

     One of our primary management tools for measuring profitability is our MBR. Changes in our MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims. We use our MBR both to monitor our management of medical benefits expense and to make various business decisions, including what healthcare plans to offer, what geographic areas to enter or exit and the selection of healthcare providers. Although our MBR plays an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.
Three-Month Period Ended March 31, 2008 Compared to the Three- Month Period Ended March 31, 2007
     Premium revenue. Premium revenues for the three months ended March 31, 2008 increased $332.7 million, or 25.8%, to $1,621.4 million from $1,288.7 million for the same period in the prior year. The increase is primarily attributable to membership growth in both our Medicaid and Medicare segments, including the continued growth of members related to the expansion of our PFFS product launched in 2007. Total membership grew by approximately 174,000 members, or 7.7%, from 2,272,000 as of March 31, 2007 to 2,446,000 as of March 31, 2008.
     The Medicaid segment premium revenue for the three months ended March 31, 2008 increased $100.2 million, or 15.8%, to $733.6 million from $633.4 million for the same period in the prior year. The increase in Medicaid segment revenue is due to overall growth in membership, coupled with increases in premium rates in certain markets. Aggregate membership in our Medicaid segment grew by approximately 62,000 members, or 5.3%, from 1,171,000 as of March 31, 2007 to 1,233,000 as of March 31, 2008.

	Medicaid Revenues and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2008	2007
Revenues	$733.6	$633.4
% of Total Premium Revenues	45.2%	49.2%

Membership	1,233,000	1,171,000
% of Total Membership	50.4%	51.5%
     The Medicare segment premium revenue for the three months ended March 31, 2007 increased $232.5 million, or 35.5%, to $887.7 million from $655.3 million for the same period in the prior year. Growth in our Medicare segment premium revenue was driven by overall membership growth, primarily in our PFFS product which contributed approximately $130.6 million of the increase. Membership within the Medicare segment grew by approximately 112,000 members, or 10.2%, from 1,101,000 as of March 31, 2007 to 1,213,000 as of March 31, 2008.

	Medicare Revenues and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2008	2007
Revenues	$887.8	$655.3
% of Total Premium Revenues	54.8%	50.8%

Membership	1,213,000	1,101,000
% of Total Membership	49.6%	48.5%
     Investment and other income. Investment and other income for the three months ended March 31, 2008 decreased $2.1 million, or 11.8%, to $15.5 million from $17.6 million for the same period in the prior year. The decrease was primarily due to a lower average investment and cash balance and reduced market rates.
     Medical benefits expense. Medical benefits expense for the three months ended March 31, 2008 increased $302.3 million, or 27.6%, to $1,397.6 million from $1,095.3 million for the same period in the prior year. The increase in medical benefits expense was due to membership growth in both of our segments. The MBR was 86.2% and 85.0% for the three months ended March 31, 2008 and 2007, respectively.
     The Medicaid segment medical benefits expense for the three months ended March 31, 2008 increased $78.4 million, or 14.7%, to $610.8 million from $532.4 million for the same period in the prior year. The increase was primarily due to membership growth in our markets. The Medicaid MBR for the three months ended March 31, 2008 was 83.3% compared to 84.1% for the same period in the prior year. This decrease resulted from changes in the healthcare utilization pattern of our members and the demographic mix of our members.

	Medicaid Medical benefits expense and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2008	2007
Medical benefits expense	$610.8	$532.4
MBR	83.3%	84.1%

Membership	1,233,000	1,171,000
% of Total Membership	50.4%	51.5%
     The Medicare segment medical benefits expense for the three months ended March 31, 2008 increased $223.9 million, or 39.8%, to $786.8 million from $562.9 million for the same period in the prior year. The increase was primarily due to an increase in PFFS membership, which contributed approximately $122.0 million of the increase when comparing the three-month periods. Membership growth in our PDP product and increased utilization accounted for an additional $25.5 million of the increase. The remaining increase is attributable to the utilization pattern of our products and the demographic mix of our members. The Medicare MBR for the three months ended March 31, 2008 was 88.6% compared to 85.9% for the same period in the prior year, primarily because of the utilization pattern of our products in PDP and the demographic mix of our PFFS members.

	Medicare Medical benefits expense and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2008	2007
Medical benefits expense	$786.8	$562.9
MBR	88.6%	85.9%

Membership	1,213,000	1,101,000
% of Total Membership	49.6%	48.5%
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2008 increased $62.1 million, or 37.5%, to $227.7 million from $165.6 million for the same period in the prior year. Our SG&A expense to revenue ratio (“SG&A ratio”) was 13.9% for the three months ended March 31, 2008 compared to 12.7% for the same period in the prior year. The increase in SG&A expense was primarily due to the administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses totaling $32.0 million. These expenses contributed to the increase in our SG&A ratio by approximately 1.9%. This increase was partially offset by increased efficiencies in our operating environment.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in millions)
Selling, general and administrative expenses (SG&A)
SG&A	$227.7	$165.6	37.5%
SG&A expense to total revenue ratio	13.9%	12.7%
     Depreciation and amortization expense. Depreciation and amortization expense for the three-month period ended March 31, 2008 increased $0.6 million, or 12.8%, to $5.2 million from $4.6 million for the same period in the prior year.
     Interest expense. Interest expense was $3.3 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively.
     Income tax expense. Income tax expense for the three months ended March 31, 2008 was $1.8 million compared to $14.6 million for the same period in the prior year, with an effective tax rate of 58.2% and 39.0% at March 31, 2008 and 2007, respectively. The increase in the effective tax rate was attributed to the non-deductibility of certain compensation costs related to the hiring of new executive officers and state taxes, partially offset by the benefit of tax exempt income.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in millions)
Income Tax Expense
Income tax expense	$1.8	$14.6	(87.4)%
Effective tax rate	58.2%	39.0%
     Net income. Net income for the three months ended March 31, 2008 was $1.3 million, compared to $22.8 million for the same period in the prior year, representing a decrease of 94.2%. The decrease in net income when comparing the three month periods ended March 31, 2008 and 2007 is primarily due to the increase in SG&A expenses discussed above in the amount of $20.8 million after taxes and the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during the three-month period ended March 31, 2008.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in millions, except per share data)
Net Income	$1.3	$22.8	(94.2)%
Net income per diluted share	$0.03	$0.55
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
     Cash Positions and Credit Facility
     At March 31, 2008 and 2007, cash and cash equivalents were $1,234.2 million and $1,344.9 million, respectively. We also had short-term investments of $70.5 million and $151.1 million at March 31, 2008 and 2007, respectively. As of March 31, 2008, we had unregulated cash of approximately $99.6 million and unregulated investments of approximately $5.4 million. In addition, as of March 31, 2008, we had approximately $1,068.6 million in regulated cash and $176.4 million in regulated investments.
     On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. As of December 31 2008, our consolidated cash and cash equivalents were approximately $1,181.9 million. As of December 31, 2008, our consolidated short-term investments were approximately $70.1 million. As of December 31 2008, we had unregulated cash of approximately $147.7 million and unregulated investments of approximately $4.9 million. In addition, as of December 31, 2008, we had approximately $958.3 million in regulated cash and $120.3 million in regulated investments. The proceeds from the intercompany dividends discussed above are not reflected in our unregulated cash balances as of March 31, 2008, but are, with the exception of the dividends received on January 2, 2009, reflected in our unregulated cash balances as of December 31, 2008.
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due. However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due. In particular, the timing and amount of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility. Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50.0 million to be terminated. Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. For example, a state regulator recently notified us that in its view, notwithstanding a parental guarantee that has been in place since 2006, two of our HMOs should contribute a total of approximately $30.0 million in additional statutory capital. We are currently in discussions with the regulator to determine the necessity of a capital contribution, if any, into these regulated entities. In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.
     We are pursuing financing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, considering additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital. Refer to our 2007 10-K for further discussion on, among other things, our Regulatory Capital and Restrictions on our Dividends and Management Fees. In addition to seeking dividends from certain of our regulated subsidiaries, our strategies include accessing the public and private debt and equity markets and potentially selling assets.
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
     Auction Rate Securities
     As of March 31, 2008, $111.3 million of our $181.8 million in short and long-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry investment grade credit rating. Subsequent to March 31, 2008, $58.4 million of auction rate securities that we held at the balance sheet date either were sold at par or had their interest rate reset through a successful auction.
     Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see the risk factor discussion included in our 2007 10-K and in this Quarterly Report on Form 10-Q.
Overview of Cash Flow Activities
     For the three-month periods ended March 31, 2008 and 2007 our cash flows are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Net cash provided by operations	$66.8	$215.5
Net cash provided by (used in) investing activities	57.3	(37.3)
Net cash provided by financing activities	101.7	202.2
     Cash provided by Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the three-month period ended March 31, 2008, cash provided from operations consisted primarily of an increase in Medical benefits payable of $123.6 million and an increase from Premiums and other receivables of $81.7 million, partially offset by a decrease in Other payables to government partners of $74.1 million.
     Cash provided by (used in) Investing Activities: During the three-month period ended March 31, 2008, investing activities consisted primarily of the proceeds from the sale of investments totaling approximately $175.8 million, partially offset by the purchases of investments totaling approximately $106.0 million.

     Cash provided by Financing Activities: Included in financing activities are funds held for the benefit of others, which increased approximately $ 104.0 million as of March 31, 2008. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.
     As discussed above, our senior secured credit facility is currently in default and subject to acceleration by the lenders and will become due and payable on May 13, 2009. The term loan and revolving credit facilities were secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon Prime rate plus a rate equal to 1.50%. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more events of default.
     As of March 31, 2008, our senior debt was rated B+ by Standard & Poor’s and Ba2 by Moody’s. Subsequent to the balance sheet date presented, but prior to the filing of this Quarterly Report on Form 10-Q, our senior debt was downgraded to B- by Standard & Poor’s.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of March 31, 2008, we had cash and cash equivalents of $1,234.2 million, investments classified as current assets of $70.5 million, long-term investments of $111.3 million and restricted investments on deposit for licensure of $97.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The restricted investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at March 31, 2008 the fair value of our fixed income short term investments would decrease by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at March 31, 2008 would result in an increase of the fair value of our short term investments of less than $0.8 million.
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
     Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was conducted under the leadership, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2008. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
     Material Weaknesses in Internal Control Over Financial Reporting Related to the Year Ended December 31, 2007
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

     In connection with the restatements described above, management undertook to assess the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified material weaknesses in WellCare’s internal controls over financial reporting as of December 31, 2007 as discussed below.
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
     Changes in Internal Controls
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remedial measures listed below.
     Remedial Measures
     The following measures undertaken to remediate the material weaknesses in our internal control over financial reporting related to the year ended December 31, 2007 were completed by March 31, 2008:
     Beginning in October 2007, management retained outside legal and consulting firms to assist the Company in calculating, submitting and reserving for estimated self-reported prospective settlements with state agencies with which certain of our subsidiaries were contracted to provide Medicaid services. Additionally, the Company has sought more clarifying information from state regulators to ensure compliance with applicable state laws.
     On January 25, 2008, Todd Farha, our former Chief Executive Officer, President and Chairman of the Board, Paul Behrens, our former Senior Vice President and Chief Financial Officer, and Thaddeus Bereday, our former Senior Vice President, General Counsel and Secretary, resigned from their respective officer and director positions with us and our subsidiaries. The Board thereafter elected Charles G. Berg as our new Executive Chairman of the Board and Heath G. Schiesser, who previously had served as our Senior Vice President for Marketing and Sales and President of WellCare Prescription Insurance, one of our subsidiaries, as our new President and Chief Executive Officer. Mr. Schiesser was also elected as a director. We reorganized the senior management team by, among other things, separating the positions of (i) Chairman and Chief Executive Officer, (ii) General Counsel and Chief Compliance Officer and (iii) Chief Financial Officer and Chief Accounting Officer. Our new Chief Compliance Officer reports directly to the Chief Executive Officer.
     These management changes and the actions of the Board of Directors and new senior management have remediated the inappropriate tone set by our former management in connection with our efforts to comply with the regulatory requirements and lack of effective communication related to the AHCA contract and Healthy Kids contract.
     For further discussion on enhancements to our internal controls and remedial measures taken, refer to “Part II—Item 9A— Controls and Procedures” in our 2007 10-K.

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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Set forth below is information relating to pending legal proceedings, including a description of the current status of the ongoing investigations, actions and lawsuits arising from or consequential to these investigation:
     Government Investigations
     We are currently under investigation by several federal and state authorities, including AHCA, the USAO, the Civil Division, the OIG and the Florida Attorney General’s Medicaid Fraud Control Unit. We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements in connection with the ultimate resolution of these matters. However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida. However, the timing and amount of any potential resolution are uncertain.
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
     We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this Quarterly Report on Form 10-Q.
     Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company; Todd Farha, the Company’s former chairman and chief executive officer; and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Securities Exchange Act of 1934, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions have been consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on

March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are purportedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
Other Lawsuits and Claims
     Separate and apart from the legal matters described above, we are also involved in other legal actions that are in the normal course of our business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently believe that none of these actions, when finally concluded and determined, will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
     Under “Part I — Item 1A — Risk Factors” of our 2007 10-K, we set forth risk factors related to (i) our failure to file timely periodic reports with the SEC and certain regulatory filings with state agencies; (ii) our internal control over financial reporting; (iii) the pending government investigations and litigation; (iv) our business; (v) our financial condition; (vi) being a regulated entity, and (vii) our common stock. You should carefully consider the risk factors set forth in our 2007 10-K. As of the date hereof, there have been no material changes to the risk factors set forth in our 2007 10-K other than as discussed below.
Risks Related to Our Business
If our government contracts are not renewed or are renewed on substantially different terms, are terminated or become subject to an enrollment or marketing freeze, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
     Our federal and state government contracts are generally subject to cancellation, non-renewal or a potential freeze on marketing or enrollment in the event of the unavailability of adequate program funding, compliance violations or for other reasons. In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required. For example, during 2008, we were subject to a 60-day Medicaid marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices. Further, in February 2009, we were notified by CMS that, effective March 7, 2009, we were being sanctioned through a suspension of marketing of, and enrollments into, all lines of our Medicare business. This suspension will remain in effect until CMS has determined that the suspension should be lifted. At this time, we cannot estimate the duration of the suspension and are evaluating the impact that it could have on our results of operations and business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, there can be no assurance that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse affect on our results of operations. Additionally, we are assessing the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities or to scale our associate levels to effectively and efficiently meet the needs of the members we serve.
     Some of our contracts are also subject to termination or are only eligible for renewal through annual competitive bidding processes. For example, renewal of our PDP business is subject to an annual bidding process. As previously described, we bid above the CMS benchmark in 22 of the 34 CMS regions for plan year 2009 and are ineligible to receive auto-assigned members in these regions. As a result, 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low-income subsidized members disenrolled from our plans on January 1, 2009. If we are unable to renew or to rebid or compete successfully for any of our existing or potential government contracts, if any of our contracts are terminated, or if any limitations or restrictions are imposed, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Risks Related to Being a Regulated Entity
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
     We are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2008 and 2009, Florida implemented Medicaid rates that were below our expectations and ultimately caused us to withdraw from the Medicaid reform program which will result in a loss of approximately 80,000 members. The withdrawal was originally effective May 1, 2009, but was subsequently changed to July 1, 2009. New legislation in Georgia related to payment of claims, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.
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
     In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to under Medicare and other government programs. For example, CMS recently announced preliminary 2010 Medicare Advantage payment rates which are be significantly below our prior expectations. Reduced Medicare rates will not only negatively impact our net income, but could also cause us to reduce the benefits that we offer under our Medicare plans thereby making them less attractive to potential members. Further, in January 2009, the U.S. Congress approved the children’s health bill which, among things, increases federal funding to S-CHIP. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we remain uncertain as to the ultimate impact they will have on our business.
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
     We are currently undergoing standard periodic audits by several Departments of Insurance and CMS to verify compliance with our contracts and applicable laws and regulations. In 2008, CMS completed its routine comprehensive audit of all of our Medicare operations. CMS’s audit report indicates that we are deficient in a number of areas. We implemented corrective action plans to address CMS’s findings, but in February 2009, as described above, we were notified by the CMS that, effective March 7, 2009, we were being sanctioned through a suspension of marketing to Medicare beneficiaries and enrollment into all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations; appeals and grievances; timely and proper responses to beneficiary complaints and requests for assistance; and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot provide any assurances regarding the duration of the suspension or the ultimate impact it will have on our results of operations or our business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations.
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
     Our subsidiaries also may be required to maintain higher levels of statutory net worth due to the adoption of risk-based capital requirements by other states in which we operate. Our subsidiaries are subject to their state regulators' general oversight powers. Regardless of whether a state adopts the risk-based capital requirements, the state's regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions. In either case, any additional capital contribution made to one or more of the affected subsidiaries could have a material adverse effect on our liquidity, cash flows and growth potential, which could harm our ability to implement our business strategy by, for example, hindering our ability to make debt service payments on amounts drawn from our credit facilities. In addition, increases of statutory capital requirements could cause us to withdraw from certain programs or markets where it becomes economically difficult to continue to be profitable. For example, we recently evaluated the capitalization requirement for our PFFS plans and determined that it was economically prudent to withdraw from participation in these plans in Texas, Florida and Wisconsin since the capital requirements for these states applied to the subsidiary as a whole, effectively increasing the capital requirements for several other states operating under the same license. If we restructure our insurance licenses for Florida, Texas and Wisconsin such that the capital requirements apply only to the business in those states, we may re-consider our interest in offering products in those states. Accordingly, effective January 1, 2009 we exited the PFFS business in these three states in which we provided services to approximately 10,000 members.
     Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. For example, a state regulator recently notified us that in its view, notwithstanding a parental guarantee that has been in place since 2006, two of our HMOs should contribute a total of approximately $30.0 million in additional statutory capital. We are currently discussing this request with the regulator.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     We did not sell any securities in the three months ended March 31, 2008 that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
          We do not have a stock repurchase program. However, during the quarter ended March 31, 2008, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
January 1, 2008 through January 31, 2008	1,184	$47.64	(2)	N/A	N/A

February 1, 2008 through February 28, 2008	737	$50.48	(3)	N/A	N/A

March 1, 2008 through March 31, 2008	22,777	$37.31	(4)	N/A	N/A

Total during quarter ended March 31, 2008	24,698	$37.97	(5)	N/A	N/A

(1)	The number of shares purchased represents the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested). We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

(2)	The weighted average price paid per share during the period was $47.52.

(3)	The weighted average price paid per share during the period was $50.45.

(4)	The weighted average price paid per share during the period was $37.34.

(5)	The weighted average price paid per share during the period was $38.16.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     As previously reported in a Current Report on Form 8-K filed on February 4, 2009, we notified AHCA that we intended to terminate our Medicaid reform contract No. FAR001 (the “HealthEase Reform Contract”) dated June 26, 2006 between AHCA and HealthEase of Florida, Inc. (“HealthEase”), a wholly-owned subsidiary, and Medicaid reform contract No. FAR009 (together with the HealthEase Reform Contract, the “Reform Contracts”) dated June 26, 2006, between AHCA and WellCare of Florida, Inc. d/b/a StayWell Health Plan of Florida (“WCFL”), another wholly owned subsidiary. Under the Reform Contracts, HealthEase and WCFL provide health care programs in Duval and Broward counties to recipients of Temporary Assistance for Needy Families and Supplemental Security Income, as well as to the HIV/AIDS specialty population. The termination of the Reform Contracts was to be effective May 1, 2009. However, on February 27, 2009, we agreed, by letter sent to AHCA, to extend the termination date to July 1, 2009.

Item 6. Exhibits.
Exhibit List

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Termination of Purchase of Service Contract Number 093-MED-FCHP-1 (Husky A) and Purchase of Service Contract Number 093-HUS-WCC-2 (Husky B) each between the Connecticut Department of Social Services and WellCare of Connecticut, Inc.	8-K	January 2, 2008	N/A

10.2	Amendment number 1 to 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	January 8, 2008	10.1

10.3	Amendment number 1 to 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 8, 2008	10.2

10.4	Renewal notice to Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2008)	8-K	January 11, 2008	N/A

10.5	Renewal notice to Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2008)	8-K	January 11, 2008	N/A

10.6	Renewal notice to Contract ( H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2008)	8-K	January 11, 2008	N/A

10.7	Renewal notice to Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2008)	8-K	January 11, 2008	N/A

10.8	Renewal notice to Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2008)	8-K	January 11, 2008	N/A

10.9	Renewal notice to Contract (H0967) between Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc. (2008)	8-K	January 11, 2008	N/A

10.10	Renewal notice to Contract (H3292) between Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc. (2008)	8-K	January 11, 2008	N/A

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.11	Renewal notice to Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2008)	8-K	January 18, 2008	N/A

10.12	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-k	January 30, 2008	10.1

10.13	Amendment number 2 to Contract 0654, between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	January 30, 2008	10.2

10.14	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha	8-K	January 31, 2008	10.1

10.15	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens	8-K	January 31, 2008	10.2

10.16	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday	8-K	January 31, 2008	10.3

10.17	Employment Agreement effective as of January 25, 2008 by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Heath Schiesser	8-K	January 31, 2008	10.4

10.18	Letter Agreement dated January 25, 2008 between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.5

10.19	Restricted Stock Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Heath Schiesser	8-K	January 31, 2008	10.6

10.20	Restricted Stock Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.7

10.21	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Heath Schiesser	8-K	January 31, 2008	10.8

10.22	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.9

10.23	Amendment number 5 to Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K/A	February 1, 2008	10.1

10.24	Amendment number 2 to the Department of Community Health Contract No. 0654, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K/A	February 1, 2008	10.2

10.25	State of Hawaii Contract for Health and Human Services Competitive Purchase of Services (Contract No. DHS-08-MQD-	8-K	February 6, 2008	10.1

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

	5129) by and between the State of Hawaii Department of Human Services and ‘Ohana Health Plans, Inc.

10.26	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.1

10.27	Amendment to Contract No. FA 615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.2

10.28	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.3

10.29	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.4

10.30	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.5

10.31	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.6

10.32	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	February 6, 2008	10.7

10.33	Amendment number 1 to Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	February 21, 2008	10.1

10.34	Contract (H1657) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2

10.35	Amendment number 23 to Purchase of Service Contract number 093-MED-FCHP-1, (Husky A) between the Department of Social Services and WellCare of Connecticut, Inc.	8-K	March 14, 2008	10.1

10.36	Amendment number 8 to Purchase of Service Contract number 093-HUS-WCC-2 (Husky B) between the Department of Social Services and WellCare of Connecticut, Inc.	8-K	March 14, 2008	10.2

10.37	Third Amendment to Credit Agreement, dated as of January 31, 2008, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association*

10.38	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*

10.39	Offer letter to Anil Kottoor, dated December 18, 2006*

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.40	Offer letter to Adam Miller, dated January 17, 2006*

10.41	WellCare Health Plans, Inc. Special Retention Bonus Plan*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on March 2, 2009.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Termination of Purchase of Service Contract Number 093-MED-FCHP-1 (Husky A) and Purchase of Service Contract Number 093-HUS-WCC-2 (Husky B) each between the Connecticut Department of Social Services and WellCare of Connecticut, Inc.	8-K	January 2, 2008	N/A

10.2	Amendment number 1 to 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	January 8, 2008	10.1

10.3	Amendment number 1 to 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (CFC)	8-K	January 8, 2008	10.2

10.4	Renewal notice to Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2008)	8-K	January 11, 2008	N/A

10.5	Renewal notice to Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2008)	8-K	January 11, 2008	N/A

10.6	Renewal notice to Contract ( H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2008)	8-K	January 11, 2008	N/A

10.7	Renewal notice to Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2008)	8-K	January 11, 2008	N/A

10.8	Renewal notice to Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2008)	8-K	January 11, 2008	N/A

10.9	Renewal notice to Contract (H0967) between Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc. (2008)	8-K	January 11, 2008	N/A

10.10	Renewal notice to Contract (H3292) between Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc. (2008)	8-K	January 11, 2008	N/A

10.11	Renewal notice to Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2008)	8-K	January 18, 2008	N/A

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.12	Amendment to Medicaid Managed Care and Family Health Plus Model Contract, between the New York State Department of Health and WellCare of New York, Inc.	8-K	January 30, 2008	10.1

10.13	Amendment number 2 to Contract 0654, between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	January 30, 2008	10.2

10.14	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Todd S. Farha	8-K	January 31, 2008	10.1

10.15	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Paul Behrens	8-K	January 31, 2008	10.2

10.16	Separation Agreement and General Release for All Claims by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thaddeus Bereday	8-K	January 31, 2008	10.3

10.17	Employment Agreement effective as of January 25, 2008 by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Heath Schiesser	8-K	January 31, 2008	10.4

10.18	Letter Agreement dated January 25, 2008 between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.5

10.19	Restricted Stock Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Heath Schiesser	8-K	January 31, 2008	10.6

10.20	Restricted Stock Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.7

10.21	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Heath Schiesser	8-K	January 31, 2008	10.8

10.22	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between WellCare Health Plans, Inc. and Charles Berg	8-K	January 31, 2008	10.9

10.23	Amendment number 5 to Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K/A	February 1, 2008	10.1

10.24	Amendment number 2 to the Department of Community Health Contract No. 0654, between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K/A	February 1, 2008	10.2

10.25	State of Hawaii Contract for Health and Human Services Competitive Purchase of Services (Contract No. DHS-08-MQD-5129) by and between the State of Hawaii Department of Human Services and ‘Ohana Health Plans, Inc.	8-K	February 6, 2008	10.1

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.26	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.1

10.27	Amendment to Contract No. FA 615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.2

10.28	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.3

10.29	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.4

10.30	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.5

10.31	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.6

10.32	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	February 6, 2008	10.7

10.33	Amendment number 1 to Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	February 21, 2008	10.1

10.34	Contract (H1657) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2

10.35	Amendment number 23 to Purchase of Service Contract number 093-MED-FCHP-1, (Husky A) between the Department of Social Services and WellCare of Connecticut, Inc.	8-K	March 14, 2008	10.1

10.36	Amendment number 8 to Purchase of Service Contract number 093-HUS-WCC-2 (Husky B) between the Department of Social Services and WellCare of Connecticut, Inc.	8-K	March 14, 2008	10.2

10.37	Third Amendment to Credit Agreement, dated as of January 31, 2008, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association*

10.38	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*

10.39	Offer letter to Anil Kottoor, dated December 18, 2006*

10.40	Offer letter to Adam Miller, dated January 17, 2006*

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.41	WellCare Health Plans, Inc. Special Retention Bonus Plan*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith