Form 10-Q
period 2008-06-30
WELLCARE HEALTH PLANS, INC.
filed 2009-03-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,326,498	$1,008,409
Investments	74,060	253,881
Premium and other receivables, net	249,233	307,513
Other receivables from government partners, net	13,029	2,464
Prepaid expenses and other current assets, net	132,410	112,246
Income taxes receivable	—	6,429
Deferred income taxes	36,537	—

Total current assets	1,831,767	1,690,942
Property, equipment and capitalized software, net	64,717	66,560
Goodwill	189,470	189,470
Other intangible assets, net	15,306	16,286
Long term investments	63,030	—
Restricted investment assets	145,638	89,236
Other assets	28,653	30,237

Total Assets	$2,338,581	$2,082,731

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$718,271	$538,146
Unearned premiums	76,956	19,838
Accounts payable	14,155	7,979
Other accrued expenses	316,926	324,116
Other payables to government partners	24,208	119,013
Taxes payable	7,871	—
Deferred income taxes	—	5,985
Debt	153,461	154,581
Funds held for the benefit of members	120,720	31,782
Other current liabilities	674	556

Total current liabilities	1,433,242	1,201,996
Deferred income taxes	37,511	—
Other liabilities	31,076	72,844

Total liabilities	1,501,829	1,274,840

Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,227,609 and 41,912,236 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	422	419
Paid-in capital	372,266	352,030
Retained earnings	467,899	455,474
Accumulated other comprehensive loss	(3,835)	(32)

Total stockholders’ equity	836,752	807,891

Total Liabilities and Stockholders’ Equity	$2,338,581	$2,082,731

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Premium	$1,636,019	$1,307,823	$3,257,393	$2,596,516
Investment and other income	9,399	19,229	24,946	36,857

Total revenues	1,645,418	1,327,052	3,282,339	2,633,373

Expenses:
Medical benefits	1,376,940	1,068,847	2,774,512	2,164,119
Selling, general and administrative	233,783	161,699	461,519	327,315
Depreciation and amortization	5,227	4,252	10,378	8,818
Interest	2,904	3,439	6,208	6,899

Total expenses	1,618,854	1,238,237	3,252,617	2,507,151

Income before income taxes	26,564	88,815	29,722	126,222
Income tax expense	15,459	33,965	17,297	48,569

Net income	$11,105	$54,850	$12,425	$77,653

Net income per common share (see Note 1):
Net income per common share — basic	$0.27	$1.35	$0.30	$1.92
Net income per common share — diluted	$0.26	$1.31	$0.30	$1.86
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash from (used in) operating activities:
Net income	$12,425	$77,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,379	8,818
Equity-based compensation expense	17,869	12,405
Incremental tax benefit from stock-based compensation	(2,780)	(18,646)
Deferred taxes, net	(5,011)	(32,278)
Changes in operating accounts:
Premium and other receivables, net	58,280	(12,849)
Other receivables from government partners, net	(10,565)	(14,079)
Prepaid expenses and other, net	(20,164)	(12,894)
Medical benefits payable	180,125	138,942
Unearned premiums	57,118	254,509
Accounts payables	6,176	1,321
Other accrued expenses	(7,190)	(34,486)
Other payables to government partners	(94,805)	(46,024)
Taxes, net	17,080	31,714
Other, net	(39,986)	12,884

Net cash provided by operating activities	178,951	366,990

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	249,142	39,932
Purchases of investments	(136,154)	(79,774)
Purchases of Restricted investments	(59,063)	(22,664)
Proceeds from sale and maturities of restricted investments	2,661	2,069
Additions to property and equipment, and capitalized software, net	(7,556)	(9,252)

Net cash provided by (used in) investing activities	49,030	(69,689)

Cash from (used in) financing activities:
Proceeds from option exercises and other	1,039	13,594
Incremental tax benefit received for stock based compensation	2,780	18,646
Purchase of treasury stock	(1,449)	(3,978)
Payments on debt	(1,200)	(800)
Funds received for the benefits of members, net of disbursements	88,938	185,743

Net cash provided by financing activities	90,108	213,205

Cash and cash equivalents:
Increase during year	318,089	510,506
Balance at beginning of year	1,008,409	964,542

Balance at end of year	$1,326,498	$1,475,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$42,776	$35,277

Cash paid for interest	$5,492	$6,519

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company” or “WellCare”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,523,000 members nationwide as of June 30, 2008. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance Program (“S-CHIP”) and the Family Health Plus program (“FHP”). Through its licensed subsidiaries, as of June 30, 2008 the Company operated its Medicaid health plans in Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of June 30, 2008, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio, and Texas and PDP plans in all 50 states and the District of Columbia and its PFFS plans in 43 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) in January, 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income — basic and diluted (in thousands)	$11,105	$54,850	$12,425	$77,653

Denominator:
Weighted-average common shares outstanding — basic	41,300,102	40,585,325	41,213,293	40,375,445
Dilutive effect of:
Unvested restricted common shares	300,841	413,877	343,391	448,310
Stock options	348,128	937,091	390,540	985,815

Weighted-average common shares outstanding — diluted	41,949,071	41,936,293	41,947,224	41,809,570

Net income per common share:
Net income per common share — basic	$0.27	$1.35	$0.30	$1.92
Net income per common share — diluted	$0.26	$1.31	$0.30	$1.86

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     Certain options to purchase common stock were not included in weighted-average common shares outstanding — diluted and therefore are not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. For the three- and six-month periods ended June 30, 2008, approximately 1,721,597 shares with an exercise prices ranging from $46.36 to $105.37 and 931,943 shares with exercise prices ranging from $46.36 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively. For the three- and six-month periods ended June 30, 2007, approximately 65,000 shares with exercise prices ranging from $90.35 to $92.99 and 478,600 shares with exercise prices ranging from $85.53 to $92.99 per share were excluded from diluted weighted-average common shares outstanding, respectively.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Medicaid premium revenue	$748,012	$649,410	$1,481,647	$1,282,834
Medicare premium revenue	888,007	658,413	1,775,746	1,313,682

Total premium revenue:	1,636,019	1,307,823	3,257,393	2,596,516
Other income	9,399	19,229	24,946	36,857

Total Revenues:	1,645,418	1,327,052	3,282,339	2,633,373

Medicaid medical benefits expense:	621,860	543,187	1,232,665	1,075,600
Medicare medical benefits expense:	755,080	525,660	1,541,847	1,088,519

Total medical benefits expense:	1,376,940	1,068,847	2,774,512	2,164,119
Other expenses	241,914	169,390	478,105	343,033

Total expenses	1,618,854	1,238,237	3,252,617	2,507,152

Income before income taxes:	$26,564	$88,815	$29,722	$126,221

3. EQUITY-BASED COMPENSATION
     The compensation expense recorded related to the Company’s equity-based compensation awards for the three months ended June 30, 2008 and 2007 was $10,262 and $6,786, respectively, and $17,869 and $12,405 for the six months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, the Company granted options for the purchase of 193,556 shares of common stock at a weighted-average exercise price of $40.44 per share and a weighted-average Black-Scholes fair value of $17.09 per share. During the six months ended June 30, 2008, the Company granted options for the purchase of 2,779,298 shares of common stock at a weighted-average exercise price of $44.14 per share and a weighted-average Black-Scholes fair value of $16.63 per share. At June 30, 2008, options for 4,265,882 shares were outstanding with a weighted-average exercise price of $44.23 per share. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 determined as of the date of exercise was $4,057 and $25,783, respectively, and $4,057 and $41,901 for the six months ended June 30, 2008 and 2007, respectively. During the three- and six-month periods ended June 30, 2008, respectively, the Company granted 50,000 and 868,900 restricted shares and restricted share units, at a weighted-average grant-date fair value of $39.70 and $43.83, respectively. At June 30, 2008, 1,258,535 share awards remained unvested. The total fair value of share awards vested during the three months ended June 30, 2008 and 2007 was $2,817 and $3,073, respectively, and $7,947 and $5,683 for the six months ended June 30, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     As of June 30, 2008, there was $95,876 of unrecognized compensation costs related to restricted stock compensation arrangements that is expected to be recognized over a weighted-average period of 3.0 years.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the Company’s term loan approximates its fair value due to the loan being in default and, as a result, the lender has the ability to accelerate the payment of the remaining amounts due from the Company, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expires on May 13, 2009, the carrying amount of the term loan approximates its fair value due to the relatively short period of time between June 30, 2008 and the expiration of the term loan agreement and because it is variable rate debt.
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
     As of June 30, 2008, $63,030 of the Company’s investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes carry investment grade ratings and are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. The Company’s auction rate securities are designated as available-for-sale securities and are reflected at fair value. The fair values of these securities were estimated using discounted cash flow analysis as of June 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., FAS 157 Level 1 data).
     As of December 31, 2007, the Company had $204,700 in auction rate securities, of which $47,100 and $137,900 were settled at par during the three- and six-month periods ended June 30, 2008, respectively. The remaining auction rate securities at June 30, 2008 had auctions that failed during the three- and six-month periods ended June 30, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
calls the securities, or they mature. As a result, the Company’s ability to liquidate and fully recover the carrying value of its remaining auction rate securities in the near term may be limited or non-existent. The final maturity of the underlying auction rate securities could be as long as 33 years with a weighted-average life of 23 years for Company’s auction rate securities portfolio. The Company does not believe its auction rate securities are impaired, primarily due to government guarantees or insured municipal bond securities and, as a result, the Company did not record any impairment losses for its auction rate securities as of June 30, 2008. At December 31, 2008, the Company had $54,972 million of auction rate securities and has the ability and the present intent to hold the securities until market stability is restored.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 were as follows:

		Fair Value Measurements at June 30, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$70,035	$70,035	$—	$—
Auction rate securities	63,030	—	—	63,030
Other municipal variable rate bonds	4,025	4,025	—	—

Total investments	$137,090	$74,060	$—	$63,030

Restricted investments
Available-for-sale
Cash	$6,513	$6,513	$—	$—
Certificates of deposit	1,655	1,655	—	—
U.S. Government securities	18,125	18,125	—	—
Money market funds	119,345	119,345	—	—

Total restricted investments	$145,638	$145,638	$—	$—

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Certificates of Deposit. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.
Auction Rate Securities. All auction rate securities are held as available-for-sale investments. The fair values of these securities were estimated using discounted cash flow analysis as of June 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. The fair values use an approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.
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
     The following table presents the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Beginning balance	$111,310	$—
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	(1,255)	(3,819)
Purchases, issuances and settlements	(47,025)	(47,025)
Transfers in and/or out of Level 3	—	113,874

Ending balance at June 30, 2008	$63,030	$63,030

     As a result of the declines in fair value for the Company’s investments in auction rate securities, which the Company deems to be temporary and attributable to liquidity issues rather than to credit issues, the Company recorded a net unrealized loss of $1,255 and $3,819 in the three- and six-month periods ended June 30, 2008, respectively, to Accumulated other comprehensive loss. If the Company determines that any future valuation adjustment was other than temporary, the Company would record a charge to earnings as appropriate.
5. INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. As of June 30, 2008 and 2007, net deferred tax assets were approximately $23,941 and $18,586, respectively. For the periods ending June 30, 2008 and 2007, $24,915 and $13,717, respectively, of the net deferred tax assets are included in other assets. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. The amount of unrecognized tax benefits as of June 30, 2008 and 2007 is $26,008 and $14,810, respectively.
     The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Condensed Consolidated Financial Statements. The FIN 48 liability is recorded in Other liabilities. During the six months ended June 30, 2008, the Company recognized $623 in interest expense that is included in the current tax expense for fiscal year 2008. No amount was accrued for penalties. As of June 30, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
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

6. DEBT
Credit Agreement
     The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended in September 2005, September 2006, and January 2008 (as amended, the “Credit Agreement”).
     As of June 30, 2008, the credit facilities under the Credit Agreement consisted of a senior secured term loan facility in the outstanding principal amount of approximately $153.5 and a revolving credit facility in the amount of $125,000, of which $10,000 was available for short-term borrowings on a swing-line basis. The term loan and revolving credit facilities were secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon Prime rate plus a rate equal to 1.50%. The term loan matures in May 2009, and the revolving credit facility expired in May 2008. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. The revolving credit facility had not been utilized before its expiration.
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
     In addition to the federal and state governmental investigations referenced above, as previously disclosed, the SEC is conducting an informal investigation. The Company also is responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program. The Company has communicated with regulators in states in which the Company’s HMO and insurance operating subsidiaries are domiciled regarding the investigations. The Company is cooperating with federal and state regulators and enforcement officials in these matters. The Company does not know whether, or the extent to which, any pending investigations might lead to the payment of fines, penalties or the imposition of operating restrictions on its business.
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
     The Company also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including the Company and one of its subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, the Company is unable to determine the nature of the allegations and, therefore, the Company does not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against the Company and are under seal. Thus, it is possible that the Company is subject to liability exposure under the False Claims Act, or similiar state statutes, based on qui tam actions other than those discussed in this Quarterly Report on Form 10-Q.
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
Overview
     We provide managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children and the aged, blind and disabled and prescription drug plans. As of June 30, 2008, we served approximately 2,523,000 members. We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.
     Through our licensed subsidiaries, as of June 30, 2008, we operated our Medicaid health plans in Florida, Georgia, Illinois, Missouri, New York and Ohio. Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which include both MCC plans and PFFS plans. As of June 30, 2008, we offered our MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDP plans in all 50 states and the District of Columbia and our PFFS plans in 43 states and the District of Columbia.

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

     In February 2009, we were notified by CMS that, effective March 7, 2009 we were being sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot estimate the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to enroll new Medicare members will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide assurances we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations. Due to uncertainty as to the duration of the suspension, we are in the process of evaluating the effects of this suspension and resulting anticipated revenue loss on the Company’s operations. Additionally, we are also assessing the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities. This assessment may require us to incur additional costs to enhance our operational capabilities or to scale our associate levels to effectively and efficiently meet the needs of the members we serve.
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
Membership
     The following table summarizes our membership by segment and line of business as of June 30, 2008 and 2007.

	As of June 30,
	2008	2007
Medicaid
TANF	1,006,000	858,000
S-CHIP	186,000	217,000
SSI	73,000	70,000
FHP	28,000	31,000

	1,293,000	1,176,000

Medicare
MA	231,000	155,000
PDP	999,000	971,000

	1,230,000	1,126,000

Total	2,523,000	2,302,000

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
Medical Benefits Expense
     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member and fee-for-service as well as risk-sharing arrangements, where the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.
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
     CMS transitioned to the risk-adjustment model while the old demographic model was being phased out. The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status. The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule. 2007 was the first year in which risk-adjusted payments for health plans were fully phased in. The PDP payment methodology is based 100% on the risk-adjustment model, which began in 2006. Under the risk-adjustment model, the settlement payment is based on each member’s preceding year medical diagnosis data. The final settlement payment amount under the risk-adjustment model is made in August of the following year, allowing for the majority of medical claim run out. As a result of this process and the phasing in of the risk-adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.
     The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premium payment to us. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to, and that which is ultimately accepted by CMS, and record such adjustments in our results of operations. However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated. If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.
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
     As noted above, we historically have used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to file timely our annual and interim reports. However, for the three and six months ended June 30, 2008, we were able to review substantially complete claims information that became available due to the substantial lapse in time between June 30, 2008 and the date of filing this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008. We have determined that the claims information that become available provides additional evidence about conditions that existed with respect to medical benefits payable at the June 30, 2008 balance sheet date and has been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the three- and six-month periods ended June 30, 2008 are based primarily on actual claims paid.
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

     We review Goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of Goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the second quarter of each year for our annual impairment test which generally coincides with the finalization of contract negotiations and our initial budgeting process. We have substantially completed our annual impairment test as of June 30, 2008 and have concluded that Goodwill and intangible assets are not impaired at June 30, 2008. Based on the current general economic conditions and outlook, we are undertaking a review of the underlying valuation of Goodwill and intangibles at December 31, 2008.
Results of Operations
     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues:
Premium	99.4%	98.6%	99.2%	98.6%
Investment and other income	0.6%	1.4%	0.8%	1.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Medical benefits	83.7%	80.5%	84.5%	82.2%
Selling, general and administrative	14.2%	12.2%	14.1%	12.4%
Depreciation and amortization	0.3%	0.3%	0.3%	0.3%
Interest	0.2%	0.3%	0.2%	0.3%

Total expenses	98.4%	93.3%	99.1%	95.2%

Income before income taxes	1.6%	6.7%	0.9%	4.8%
Income tax expense	0.9%	2.6%	0.5%	1.8%

Net Income	0.7%	4.1%	0.4%	3.0%

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
Three- and Six-Month Periods Ended June 30, 2008 Compared to the Three- and Six-Month Periods Ended June 30, 2007
     Premium revenue. Premium revenues for the three months ended June 30, 2008 increased $328.2 million, or 25.1%, to approximately $1.6 billion from approximately $1.3 billion for the same period in the prior year. For the six months ended June 30, 2008, premium revenues increased $660.9 million, or 25.5%, to approximately $3.3 billion from approximately $2.6 billion for the same period in the prior year. The increase is primarily attributable to membership growth in both our Medicaid and Medicare segments. Total membership grew by approximately 221,000 members, or 9.6%, from 2,302,000 at June 30, 2007 to 2,523,000 at June 30, 2008.
     The Medicaid segment premium revenue for the three months ended June 30, 2008 increased $98.6 million, or 15.2%, to $748.0 million from $649.4 million for the same period in the prior year. For the six months ended June 30, 2008, Medicaid segment premium revenue increased $198.8 million, or 15.5%, to approximately $1.5 billion from approximately $1.3 billion for the same period in the prior year. The increase in Medicaid segment revenue is due to year over year membership growth in most of our markets, which accounted for $50.2 million and $80.2 million of the increase in the three- and six-month periods, respectively. Our membership growth was coupled with increases in premium rates in certain markets, which accounted for approximately $44.9 and $111.7 million of the increase in the three- and six-month periods, respectively. Aggregate membership in our Medicaid segment grew by approximately 117,000 members, or 9.9%, from 1,176,000 at June 30, 2007 to 1,293,000 at June 30, 2008.

	Medicaid Revenues and Membership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions)
Revenues	$748.0	$649.4	$1,481.6	$1,282.8
% of Total Premium Revenues	45.7%	49.7%	45.5%	49.4%

Membership	1,293,000	1,176,000	1,293,000	1,176,000
% of Total Membership	51.2%	51.1%	51.2%	51.1%
     The Medicare segment premium revenue for the three months ended June 30, 2008 increased $229.6 million, or 34.9%, to $888.0 million from $658.4 million for the same period in the prior year. For the six months ended June 30, 2008, Medicare segment premium revenue increased $462.1 million, or 35.2%, to approximately $1.8 billion from approximately $1.3 billion for the same period in the prior year. Growth in premium revenue within the Medicare segment was primarily due to membership growth in our PFFS product, which accounted for $157.6 million and $293.3 million of the change in the three- and six-month periods, respectively. The remaining change in the three- and six-month periods were associated with the demographic mix of our MA membership growth. Membership within the Medicare segment grew by approximately 104,000 members, or 9.2% from 1,126,000 at June 30, 2007 to 1,230,000 at June 30, 2008, principally due to PDP and the PFFS product.

	Medicare Revenues and Membership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Revenues	$888.0	$658.4	$1,775.7	$1,313.7
% of Total Premium Revenues	54.3%	50.3%	54.5%	50.6%

Membership	1,230,000	1,126,000	1,230,000	1,126,000
% of Total Membership	48.8%	48.9%	48.8%	48.9%
     Investment and other income. Investment and other income for the three months ended June 30, 2008 decreased $9.8 million, or 51.1%, to $9.4 million from $19.2 million for the same period in the prior year. For the six months ended June 30, 2008, investment income decreased $11.9 million, or 32.3%, to $24.9 million from $36.9 million for the same period in the prior year. The decrease was primarily due to a lower average investment and cash balance and reduced market rates.
     Medical benefits expense. Medical benefits expense for the three months ended June 30, 2008 increased $308.1 million, or 28.8%, to approximately $1.4 billion from approximately $1.1 billion for the same period in the prior year. For the six months ended June 30, 2008, medical benefits expense increased $610.4 million, or 28.2%, to approximately $2.8 billion from approximately $2.2 billion for the same period in the prior year. The MBR for the three months ended June 30, 2008 was 84.2% compared to 81.7% for the same period in the prior year. For the six months ended June 30, 2007, the MBR was 85.2% compared to 83.3% for the same period in the prior year.

	Medical Benefits Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Medical Benefits Expense	$1,376.9	$1,068.8	$2,774.5	$2,164.1
MBR	84.2%	81.7%	85.2%	83.3%
     The Medicaid segment medical benefits expense for the three months ended June 30, 2008 increased $78.7 million, or 14.5%, to $621.9 million from $543.2 million for the same period in the prior year. For the six months ended June 30, 2008, Medicaid medical benefits expense increased $157.1 million, or 14.6%, to approximately $1.2 billion from approximately $1.1 billion for the same period in the prior year.

	Medicaid Medical Benefits Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Medicaid Medical Benefits Expense	$621.9	$543.2	$1,232.7	$1,075.6
MBR	83.1%	83.6%	83.2%	83.8%
     The increase in Medicaid medical benefits expense for the three-month period ended June 30, 2008 was primarily due to growth in membership. Membership growth in most of our markets contributed approximately $42.0 and $67.2 million of the change in the three- and six-month periods, respectively. This increase was partially offset by the withdrawal from the Connecticut market, which decreased our medical expenses by $16.2 and $106.5 million in the three- and six-month periods, respectively. The remaining increase is attributable to overall membership changes, combined with changes in utilization patterns and costs. The Medicaid MBR for the three months ended June 30, 2008 was 83.1% compared to 83.6% for the same period in the prior year. For the six months ended June 30, 2008, the Medicaid MBR was 83.2% compared to 83.8% for the same period in the prior year.
     Medicare segment medical benefits expense for the three months ended June 30, 2008 increased $229.4 million, or 43.6%, to $755.1 million from $525.7 million for the same period in the prior year. For the six months ended June 30, 2008, Medicare medical benefits expense increased $453.3 million, or 41.6%, to approximately $1.5 billion from approximately $1.1 billion for the same period in the prior year.

	Medicare Medical Benefits Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Medicare Medical Benefits Expense	$755.1	$525.7	$1,541.8	$1,088.5
MBR	85.0%	79.8%	86.8%	82.9%
     The increase in medical benefits expense was primarily due to the membership growth in our PFFS product, which accounted for $157.7 million and $293.3 million of the increase in the three- and six-month periods, respectively. Membership growth in our PDP and Medicare Advantage products, as well as increased utilization, accounted for the remaining change. The Medicare MBR for the three months ended June 30, 2008 was 85.0% compared to 79.8% for the same period in the prior year. The MBR increased primarily as a result of changes in the demographic mix of our members and increased utilization, particularly in our PFFS product. For the six months ended June 30, 2008, the Medicare MBR was 86.8% compared to 82.9% for the same period in the prior year.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2008 increased $72.1 million, or 44.6%, to $233.8 million from $161.7 million for the same period in the prior year. For the six months ended June 30, 2008, SG&A expense increased $134.2 million, or 41.0%, to $461.5 million from $327.3 million for the same period in the prior year. Our SG&A expense to revenue ratio (“SG&A ratio”) was 14.2% for the three months ended June 30, 2008 compared to 12.2% for the same period in the prior year. For the six months ended June 30, 2008, our SG&A ratio was 14.1% compared to 12.4% for the same period in the prior year. The increase in SG&A expense was primarily due to the administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses totaling $32.0 million and $64.0 million during the three- and six-month periods ended June 30, 2008, respectively. These expenses contributed to the increase in our SG&A ratio by approximately 1.9% in both the three- and six-month periods.

	Selling, General and Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
SG&A	$233.8	$161.7	$461.5	$327.3
SG&A expense to total revenue ratio	14.2%	12.2%	14.1%	12.4%
     Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2008 increased $1.0 million, or 22.9%, to $5.2 million from $4.3 million for the same period in the prior year. For the six months ended June 30, 2008, depreciation and amortization expense increased $1.6 million, or 17.7%, to $10.4 million from $8.8 million for the same period in the prior year.
     Interest expense. Interest expense was $2.9 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively, and $6.2 million and $6.9 million for the six months ended June 30, 2008 and 2007, respectively.
     Income tax expense. Income tax expense for the three months ended June 30, 2008 was $15.5 million with an effective tax rate of 58.2% as compared to $34.0 million for the same period in the prior year with an effective tax rate of 38.2%. Income tax expense for the six months ended June 30, 2008 was $17.3 million with an effective tax rate of 58.2% as compared to $48.6 million for the same six-month period in the prior year with an effective tax rate of 38.5%. The increase in the effective tax rate was attributed to the non-deductibility of certain compensation costs related to the hiring of our new executive officers and state taxes, partially off-set by the benefit of tax exempt income.

	Income Tax Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Income tax expense	$15.5	$34.0	$17.3	$48.6
Effective tax rate	58.2%	38.2%	58.2%	38.5%
     Net income. Net income for the three months ended June 30, 2008 was $11.1 million compared to $54.9 million for the same period in the prior year, representing a decrease of 79.8%. For the six months ended June 30, 2008, net income was $12.4 million compared to $77.7 million for the same period in the prior year, representing a decrease of 84.0%. The decrease in net income when comparing the three- and six-month periods ended June 30, 2008 and 2007 is primarily due to the increase in SG&A expenses associated with, or consequential to the government and Special Committee investigations in the amount of $20.8 million and $41.5 million after taxes during the three- and six-month periods, respectively, and the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during the three- and six-month periods ended June 30, 2008.

	Net Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions, except per share data)
Net income	$11.1	$54.9	$12.4	$77.7
Net income per diluted share	$0.26	$1.31	$0.30	$1.86
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
     Cash Positions and Credit Facility
     At June 30, 2008 and 2007, cash and cash equivalents were $1,326.5 million and $1,475.0 million, respectively. We also had short-term investments of $74.1 million and $166.3 million at June 30, 2008 and 2007, respectively. As of June 30, 2008, we had unregulated cash of approximately $99.6 million and unregulated investments of approximately $5.3 million. In addition, as of June 30, 2008, we had approximately $1,143.7 million in regulated cash and $131.8 million in regulated investments.
     On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. As of December 31 2008, our consolidated cash and cash equivalents were approximately $1,181.9 million. As of December 31, 2008, our consolidated short-term investments were approximately $70.1 million. As of December 31, 2008, we had unregulated cash of approximately $147.7 million and unregulated investments of approximately $4.9 million. In addition, as of December 31, 2008, we had approximately $958.3 million in regulated cash and $120.3 million in regulated investments. The proceeds from the intercompany dividends discussed above are not reflected in our unregulated cash balances as of June 30, 2008, but are, with the exception of dividends received on January 2, 2009, reflected in our unregulated cash balances as of December 31, 2008.
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due. However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due. In particular, the timing and amount of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility. Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our inter-company loan arrangements, which total approximately $50 million, to be terminated. Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. For example, a state regulator recently notified us that in its view, notwithstanding a parental guarantee that has been in place since 2006, two of our HMOs should contribute a total of approximately $30.0 million in additional statutory capital. We are currently in discussions with the regulator to determine the necessity of a capital contribution, if any, into these regulated entities. In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.
     We are pursuing financing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, considering additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital. Refer to our 2007 10-K for further discussion of, among other things, our Regulatory Capital and Restrictions on our Dividends and Management Fees. In addition to seeking dividends from certain of our regulated subsidiaries, our strategies include accessing the public and private debt and equity markets and potentially selling assets.
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

     Auction Rate Securities
     As of June 30, 2008, $63.0 million of our $137.1 million in short- and long-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes, which carry investment grade ratings, are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Subsequent to June 30, 2008, $10.5 million of auction rate securities that we held at the balance sheet date either were sold at par or had their interest rate reset through a successful auction.
     Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see the risk factor discussion included in our 2007 10-K.
Overview of Cash Flow Activities
     For the three-month periods ended June 30, 2008 and 2007 our cash flows are summarized as follows:

	Six Months Ended June 30,
	2008	2007
	(In millions)
Net cash provided by operations	$179.0	$367.0
Net cash provided by (used in) investing activities	49.0	(69.7)
Net cash provided by financing activities	90.1	213.2
     Cash provided by Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the six-month period ended June 30, 2008, cash provided from operations primarily consisted of $12.4 million of Net income from operations, an increase in Medical benefits payable of $180.1 million, an increase of $58.3 million from Premiums and other receivables, and $57.1 million from Unearned premiums, These cash inflows were partially offset by a decrease in Other payables to government partners of $94.8 million.
     Cash provided by Investing Activities: During the six-month period ended June 30, 2008, investing activities primarily consisted of the cash provided from the sale or maturity of investments totaling approximately $113.0 million and net cash used of approximately $59.1 million for the purchase of restricted investments. An additional $7.6 million was invested in capitalized assets and investments in technology needed to sustain our membership growth.
     Cash provided by Financing Activities: Included in financing activities are funds held for the benefit of others, which increased approximately $88.9 million as of June 30, 2008. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.
     As discussed above, our senior secured credit facility is currently in default and subject to acceleration by the lenders and will become due and payable on May 13, 2009. The term loan and revolving credit facilities were secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon Prime rate plus a rate equal to 1.5%. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more events of default.
     As of June 30, 2008, our senior debt was rated B by Standard & Poor’s and Ba2 by Moody’s. Subsequent to the balance sheet date presented, but prior to the filing this Quarterly Report on Form 10-Q, our senior debt was downgraded to B- by Standard & Poor’s.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of June 30, 2008, we had cash and cash equivalents of $1,326.5 million, investments classified as current assets of $74.1 million and restricted investments on deposit for licensure of $145.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The restricted investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at June 30, 2008, the fair value of our fixed income short term investments would decrease by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at June 30, 2008 would result in an increase of the fair value of our short-term investments of less than $0.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, as of June 30, 2008, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control
     There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      For further discussion of enhancements to our internal controls and remedial measures taken, refer to “Part II — Item 9A — Controls and Procedures” in our 2007 10-K.
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
     Government Investigations
     We are currently under investigation by several federal and state authorities, including AHCA, the USAO, the Civil Division, the OIG and the and the Florida Attorney General’s Medicaid Fraud Control Unit. We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, we have accrued a liability in the amount of $50.0 million in our financial statements in connection with the ultimate resolution of these matters. However, we cannot provide any assurances regarding the likelihood, timing or terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida. However, the timing and amount of any potential resolution are uncertain.
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

     Our federal and state government contracts are generally subject to cancellation, non-renewal or a potential freeze on enrollment in the event of the unavailability of adequate program funding, compliance violations or for other reasons. In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required. For example, during 2008, we were subject to a 60-day Medicaid marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices. Further in February 2009, we were notified by CMS that, effective March 7, 2009 we were being sanctioned through a suspension of marketing of, and enrolments into, all lines of our Medicare business. This suspension will remain in effect until CMS has determined that the suspension should be lifted. At this time, we cannot estimate the duration of the suspension and are evaluating the impact that it could have on our results of operations and business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, there can be no assurance that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse affect on our results of operations. Additionally, we are assessing the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities or to scale our associate levels to effectively and efficiently meet the needs of the members we serve.
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

     We are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2008 and 2009, Florida implemented Medicaid rates that were below our expectations and ultimately caused us to withdraw from the Medicaid reform program effective May 1, 2009 which will result in a loss of approximately 80,000 members. New legislation in Georgia related to payment of claims, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia could result in additional state actions that could adversely affect our revenues.
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
     In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have indicated support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to health care providers under Medicare and other government programs. In January 2009, the U.S. Congress approved the children’s health bill which, among things, increases federal funding to S-CHIP. In addition, in February 2009, President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things: state Medicaid programs; the modernization of health information technology systems and aid to states to help defray budget cuts. Because of the unsettled nature of these initiatives and the numerous steps that are needed to implement them, we remain uncertain as to the ultimate impact these will have on us.
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
     We are currently undergoing standard periodic audits by several Departments of Insurance and CMS to verify compliance with our contracts and applicable laws and regulations. In 2008, CMS completed its routine comprehensive audit of all of our Medicare operations. CMS’s audit report indicates that we are deficient in a number of areas. We implemented corrective action plans to address CMS’s findings, but in February  2009, as described above, we were notified by the CMS that, effective March 7, 2009, we were being sanctioned through a suspension of marketing to Medicare beneficiaries and enrollment into all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot provide any assurances regarding the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to enroll new Medicare members will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
          During the quarterly period ended June 30, 2008, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):
•	On April 1, 2008, we issued 50,000 restricted shares and 100,000 options to purchase shares of our common stock to Thomas F. O’Neil III in connection with him being hired as our Senior Vice President, General Counsel and Secretary. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. O’Neil.

•	On May 30, 2008, Thaddeus Bereday, a former officer of our Company, exercised options to purchase 9,375 shares of our common stock at a price of $17.00 per share. The aggregate cost of the option exercise was $159,375, which consideration does not include the amount of tax incurred by Mr. Bereday in connection with the exercise. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Bereday under Rule 506 of Regulation D.

•	On June 27, 2008, Todd Farha, a former officer of our Company, exercised options to purchase 110,000 shares of our common stock at a price of $34.95 per share. The aggregate cost of the option exercise was $3,844,500, which consideration does not include the amount of tax incurred by Mr. Farha in connection with the exercise. Mr. Farha paid the exercise price by having the Company withhold 107,690 shares issuable to him upon exercise of the options, resulting in a net issuance to Mr. Farha of 2,310 shares. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Farha.
Issuer Purchases of Equity Securities
          We do not have a stock repurchase program. However, during the quarter ended June 30, 2008, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
April 1, 2008 through April 30, 2008	2,686	$41.08	(2)	N/A	N/A
May 1, 2008 through May 31, 2008	4,553	$49.38	(3)	N/A	N/A
June 1, 2008 through June 30, 2008	3,652	$46.74	(4)	N/A	N/A
Total during quarter ended June 30, 2008	10,891	$44.36	(5)	N/A	N/A

(1)	The number of shares purchased represents the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested).

We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

(2)	The weighted average price paid per share during the period was $41.16.

(3)	The weighted average price paid per share during the period was $50.71.

(4)	The weighted average price paid per share during the period was $47.03.

(5)	The weighted average price paid per share during the period was $47.37.
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

Item 6. Exhibits.
Exhibit List

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Employment Agreement effective as of April 1, 2008 by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thomas F. O’Neil III	8-K	April 3, 2008	10.1

10.2	Restricted Stock Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neill III	8-K	April 3, 2008	10.2

10.3	Non Qualified Stock Option Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neil III	8-K	April 3, 2008	10.3

10.4	Indemnification Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neil III	8-K	April 3, 2008	10.4

10.5	Contract number C022813 between the New York Department of Health and WellCare of New York, Inc.	8-K	April 11, 2008	10.1

10.6	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	May 2, 2008	10.1

10.7	Amendment number 6 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 2, 2008	10.2

10.8	Amendment number 7 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 2, 2008	10.3

10.9	Amendment to Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.1

10.10	Amendment to Contract FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	May 7, 2008	10.2

INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.11	Amendment number 8 to Missouri HealthNet Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 16, 2008	10.1

10.12	Termination of 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-K	May 19, 2008	N/A

10.13	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	June 20, 2008	10.1

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on March 2, 2009.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Employment Agreement effective as of April 1, 2008 by and among WellCare Health Plans, Inc., Comprehensive Health Management, Inc. and Thomas F. O’Neil III	8-K	April 3, 2008	10.1

10.2	Restricted Stock Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neill III	8-K	April 3, 2008	10.2

10.3	Non Qualified Stock Option Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neil III	8-K	April 3, 2008	10.3

10.4	Indemnification Agreement effective as of April 1, 2008 by and between WellCare Health Plans, Inc. and Thomas F. O’Neil III	8-K	April 3,2008	10.4

10.5	Contract number C022813 between the New York Department of Health and WellCare of New York, Inc.	8-K	April 11, 2008	10.1

10.6	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the City of New York Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	May 2, 2008	10.1

10.7	Amendment number 6 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 2, 2008	10.2

10.8	Amendment number 7 to the Medicaid Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 2, 2008	10.3

10.9	Amendment to Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.1

10.10	Amendment to Contract FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	May 7, 2008	10.2

10.11	Amendment number 8 to Missouri HealthNet Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc.	8-K	May 16, 2008	10.1

INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.12	Termination of 2008 Managed Care Plan for the Northeast Region Provider Agreement between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc. (ABD)	8-k	May 19, 2008	N/A

10.13	Amendment to Medicaid Managed Care and Family Health Plus Model Contract between the New York State Department of Health and WellCare of New York, Inc.	8-K	June 20, 2008	10.1

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith