Form 10-Q
period 2008-09-30
WELLCARE HEALTH PLANS, INC.
filed 2009-03-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,176,283	$1,008,409
Investments	77,290	253,881
Premium and other receivables, net	234,440	307,513
Other receivables from government partners, net	5,825	2,464
Prepaid expenses and other current assets, net	124,348	112,246
Income taxes receivable	19,174	6,429
Deferred income taxes	35,880	—

Total current assets	1,673,240	1,690,942
Property, equipment and capitalized software, net	65,618	66,560
Goodwill	189,470	189,470
Other intangible assets, net	14,876	16,286
Long term investments	56,031	—
Restricted investment assets	199,863	89,236
Other assets	41,437	30,237

Total Assets	$2,240,535	$2,082,731

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$769,576	$538,146
Unearned premiums	513	19,838
Accounts payable	8,901	7,979
Other accrued expenses	339,757	324,116
Other payables to government partners	18,029	119,013
Deferred income taxes	—	5,985
Debt	153,501	154,581
Funds held for the benefit of members	38,876	31,782
Other current liabilities	674	556

Total current liabilities	1,329,827	1,201,996
Deferred income taxes	37,770	—
Other liabilities	47,032	72,844

Total liabilities	1,414,629	1,274,840

Commitments and contingencies (see Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,304,844 and 41,912,236 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	423	419
Paid-in capital	381,136	352,030
Retained earnings	449,730	455,474
Accumulated other comprehensive loss	(5,383)	(32)

Total stockholders’ equity	825,906	807,891

Total Liabilities and Stockholders’ Equity	$2,240,535	$2,082,731

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Premium	$1,629,306	$1,328,465	$4,886,699	$3,924,981
Investment and other income	8,126	29,961	33,072	66,819

Total revenues	1,637,432	1,358,426	4,919,771	3,991,800

Expenses:
Medical benefits	1,443,742	972,880	4,218,254	3,136,999
Selling, general and administrative	228,811	216,146	690,330	543,461
Depreciation and amortization	5,385	4,924	15,763	13,742
Interest	2,962	3,418	9,170	10,317

Total expenses	1,680,900	1,197,368	4,933,517	3,704,519

Income before income taxes	(43,468)	161,058	(13,746)	287,281
Income tax (benefit) expense	(25,299)	81,712	(8,002)	130,282

Net (loss) income	$(18,169)	$79,346	$(5,744)	$156,999

Net (loss) income per common share (see Note 1):
Net (loss) income per common share — basic	$(0.44)	$1.94	$(0.14)	$3.87
Net (loss) income per common share — diluted	$(0.44)	$1.88	$(0.14)	$3.74
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash from (used in) operating activities:
Net (loss) income	$(5,744)	$156,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,764	13,742
Loss on disposal of fixed assets	—	21
Equity-based compensation expense	28,309	17,804
Incremental tax benefit received for from stock-based compensation	(2,162)	(22,607)
Deferred taxes, net	(4,095)	(19,942)
Changes in operating accounts:
Premium and other receivables, net	73,073	(51,104)
Other receivables from government partners, net	(3,361)	27,123
Prepaid expenses and other, net	(12,102)	(12,096)
Medical benefits payable	231,430	75,634
Other payables to government partners	(100,984)	4,115
Unearned premiums	(19,325)	34,041
Accounts payable and other accrued expenses	16,563	59,947
Taxes, net	(10,583)	85,094
Other, net	(36,774)	(1,235)

Net cash provided by operations	170,009	367,536

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments	273,156	37,239
Purchases of investments	(157,947)	(197,072)
Purchases of restricted investments	(119,572)	(35,726)
Proceeds from sale and maturities of restricted investments	8,945	2,540
Additions to property and equipment, net	(13,412)	(13,788)

Net cash used in investing activities	(8,830)	(206,807)

Cash from (used in) financing activities:
Proceeds from option exercises and other	1,039	17,186
Purchase of treasury stock	(2,400)	(4,417)
Incremental tax benefit received from stock-based compensation	2,162	22,607
Repayments on debt	(1,200)	(1,200)
Funds received for the benefits of members, net of disbursements	7,094	43,965

Net cash provided by financing activities	6,695	78,141

Cash and cash equivalents:
Increase during year	167,874	238,870
Balance at beginning of year	1,008,409	964,542

Balance at end of year	$1,176,283	$1,203,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$44,223	$64,998

Cash paid for interest	$8,001	$9,292

See notes to unaudited condensed consolidated financial statements

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company” or “WellCare”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,530,000 members nationwide as of September 30, 2008. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families program (“TANF”), Supplemental Security Income program (“SSI”), State Children’s Health Insurance Program (“S-CHIP”) and the Family Health Plus program (“FHP”). Through its licensed subsidiaries, as of September 30, 2008 the Company operated its Medicaid health plans in Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of September 30, 2008, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio, and Texas and its PDP plans in all 50 states and the District of Columbia its PFFS plans in 43 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the 2007 10-K, filed with the SEC in January, 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.
     Certain 2007 amounts in the condensed consolidated interim financial statements have been condensed or reclassified to conform to the 2008 presentation.
Net (Loss) Income per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income — basic and diluted (in thousands)	$(18,169)	$79,346	$(5,744)	$156,999

Denominator:
Weighted-average common shares outstanding — basic	41,538,055	40,969,300	41,321,526	40,575,572
Dilutive effect of:
Unvested restricted common shares	—	380,044	—	421,312
Stock options	—	870,359	—	946,638

Weighted-average common shares outstanding — diluted	41,538,055	42,219,703	41,321,526	41,943,522

Net (loss) income per common share:
Net (loss) income per common share — basic	$(0.44)	$1.94	$(0.14)	$3.87
Net (loss) income per common share — diluted	$(0.44)	$1.88	$(0.14)	$3.74

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
     Certain options to purchase common stock were not included in weighted-average common shares outstanding — diluted and therefore are not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. Due to the net loss for the three- and nine-month periods ended September 30, 2008, the assumed exercise of 5,692,115 equity awards had an antidilutive effect and are therefore excluded from the computation of diluted loss per share. For the three- and nine-month periods ended September 30, 2007, approximately 6,700 shares with an exercise price of $105.37 and 108,200 shares with exercise prices ranging from $90.05 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively.
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
     In December 2007, the FASB issued FAS No. 141 (revised 2008), Business Combinations (“FAS 141R”). FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction. FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The changes to be effected with FAS 141R from the current guidance include, but are not limited to treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination. FAS 141R must be applied

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
prospectively to all new acquisitions closing on or after January 1, 2009. The impact of this pronouncement will depend on future acquisition activity of the Company, if any.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Medicaid premium revenue	$771,035	$670,951	$2,252,681	$1,953,784
Medicare premium revenue	858,271	657,514	2,634,018	1,971,197

Total premium revenue:	1,629,306	1,328,465	4,886,699	3,924,981
Other income	8,126	29,961	33,072	66,819

Total revenues:	1,637,432	1,358,426	4,919,771	3,991,800

Medicaid medical benefits expense:	686,885	492,134	1,919,549	1,567,734
Medicare medical benefits expense:	756,857	480,746	2,298,705	1,569,265

Total Medical benefits expense:	1,443,742	972,880	4,218,254	3,136,999
Other expenses	237,158	224,488	715,263	567,520

Total expenses	1,680,900	1,197,368	4,933,517	3,704,519

Income(loss) before income taxes:	$(43,468)	$161,058	$(13,746)	$287,281

3. EQUITY-BASED COMPENSATION
     The compensation expense recorded related to our equity-based compensation awards for the three months ended September 30, 2008 and 2007 was $10,440 and $5,917, respectively, and $28,309 and $17,804 for the nine months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, the Company granted options for the purchase of 315,000 shares of common stock at a weighted-average exercise price of $36.23 per share and a weighted-average Black-Scholes fair value of $15.47 per share. During the nine months ended September 30, 2008, the Company granted options for the purchase of 3,094,298 shares of common stock at a weighted-average exercise price of $43.33 per share and a weighted-average Black-Scholes fair value of $16.51 per share. At September 30, 2008, options for 4,433,378 shares were outstanding with a weighted-average exercise price of $43.52 per share. There were no options exercised during the three-month period ended September 30, 2008. The total intrinsic value, determined as of the date of exercise, of options exercised during the three months ended September 30, 2007 was $9,674, and $4,057 and $51,575 for the nine months ended September 30, 2008 and 2007, respectively. During the three- and nine-month periods ended September 30, 2008, respectively, the Company granted 125,000 and 993,900 restricted shares and restricted share units at a weighted-average grant-date fair value of $36.79 and $42.94, respectively. At September 30, 2008, 1,258,737 share awards remained

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
unvested. The total fair value of restricted shares awards vested during the three months ended September 30, 2008 and 2007 was $5,099 and $795, respectively, and $13,046 and $6,512 for the nine-months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, there was $85,595 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.8 years.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the Company’s term loan approximates its fair value due to the loan being in default and, as a result, the lender has the ability to accelerate the payment of the remaining amounts due from the Company, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expires on May 13, 2009, the carrying amount of the term loan approximates its fair value due to the relatively short period of time between September 30, 2008 and the expiration of the term loan agreement.
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
     As of September 30, 2008, $56,031 of the Company’s investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes carry investment grade ratings and are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. The Company’s auction rate securities are designated as available-for-sale securities and are reflected at fair value. The fair values of these securities were estimated using discounted cash flow analysis as of September 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., FAS 157 Level 1 data).
     As of December 31, 2007, the Company had $204,700 in auction rate securities, of which $5,400 and $143,300 were settled at par during the three- and nine-month periods ended September 30, 2008 respectively. The remaining auction rate securities at September 30, 2008 had auctions that failed during the three- and nine-months ended September 30, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
failed continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, the Company’s ability to liquidate and fully recover the carrying value of its remaining auction rate securities in the near term may be limited or non-existent. The final maturity of the underlying auction rate securities could be as long as 33 years with a weighted-average life of 22 years for Company’s auction rate securities portfolio. The Company does not believe its auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance securities and, as a result, the Company did not record any impairment losses for its auction rate securities as of September 30, 2008. At December 31, 2008, the Company had $54,972 of auction rate securities and has the ability and the present intent to hold the securities until market stability is restored.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 were as follows:

		Fair Value Measurements at September 30, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$69,465	$69,465	$—	$—
Auction rate securities	56,031	—	—	56,031
Variable rate demand notes	3,900	3,900	—	—
Other municipal variable rate bonds	3,925	3,925	—	—

Total investments	$133,321	$77,290	$—	$56,031

Restricted investments
Available-for-sale
Cash	$5,889	$5,889	$—	$—
Certificates of deposit	1,709	1,709	—	—
U.S. Government securities	19,726	19,726	—	—
Money market funds	172,539	172,539	—	—

Total restricted investments	$199,863	$199,863	$—	$—

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Certificates of Deposit. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.
Auction Rate Securities. All auction rate securities are held as available-for-sale investments. The fair values of these securities were estimated using discounted cash flow analysis as of September 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. The fair values use an approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.
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
     The following table presents our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Beginning balance	$63,030	$—
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	(1,549)	(5,368)
Purchases, issuances and settlements	(5,450)	(52,475)
Transfers in and/or out of Level 3	—	113,874

Ending balance at September 30, 2008	$56,031	$56,031

     As a result of the declines in fair value for our investments in auction rate securities, which the Company deems to be temporary and attributable to liquidity issues rather than to credit issues, the Company recorded a net unrealized loss of $1,549 and $5,368 to Accumulated other comprehensive income in the three- and nine-month periods ended September 30, 2008, respectively. If the Company determines that any future valuation adjustment was other than temporary, a charge to earnings would be recorded as appropriate.
5. INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. As of September 30, 2008 and 2007, net deferred tax assets were approximately $35,736 and $9,065, respectively. For the period ending September 30, 2008 and 2007, $37,626 and $61,106, respectively, of the net deferred tax assets are included in other assets. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company expects the deferred tax assets to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. There was no cumulative effect of adopting FIN 48 for 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1,093. The amount of unrecognized tax benefits as of September 30, 2008 and 2007 is $38,719 and $62,199, respectively.
     The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its Condensed Consolidated Financial Statements. The FIN 48 liability is recorded in Other liabilities. During the nine-month period ended September 30, 2008, the Company recognized $1,066 in interest expense that is included in the current tax expense for 2008. No amount was accrued for penalties. As of September 30, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
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
     As of September 30, 2008, the credit facilities under the Credit Agreement consisted of a senior secured term loan facility in the outstanding principal amount of approximately $153,501, which matures in May 2009. The term loan and revolving credit facilities were secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the Prime rate plus a rate equal to 1.50%. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. The revolving credit facility had not been utilized before its expiration.
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its regulated subsidiaries to declare and pay dividends to the Company or its non-regulated subsidiaries. As a result of the on-going investigations discussed in Note 7, the Company has been unable to satisfy a number of its obligations under the Credit Agreement, including providing audited financial statements, annual financial plans, and other information sought by the lenders under the Credit Agreement. Consequently, since November 2007 the Company has been in technical default under the terms of this Credit Agreement. In addition, as of September 30, 2008, the Company was in default of certain covenants set forth in the Credit Agreement requiring the Company to maintain certain leverage ratios. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.
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
Other Lawsuits and Claims
     Separate and apart from the legal matters described above, the Company is also involved in other legal actions that are in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The Company currently believes that none of these actions, when finally concluded and determined, will have a material adverse effect on its financial position, results of operations or cash flows.

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
Overview
     We provide managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children and the aged, blind and disabled and prescription drug plans. As of September 30, 2008, we served approximately 2,530,000 members. We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.
     Through our licensed subsidiaries, as of September 30, 2008, we operated our Medicaid health plans in Florida, Georgia, Illinois, Missouri, New York and Ohio. Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which include both MCC plans and PFFS plans. As of September 30, 2008, we offered our MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDP

plans in all 50 states and the District of Columbia and our PFFS plans in 43 states and the District of Columbia.
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
     Execution of Business Strategy
     To achieve our business strategy, we continue seek economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. We also are evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources. We continue to rationalize our operations to make sure that our ongoing business is profitable. To the extent that we expand our current service territory or product offerings, we expect to generate additional revenues. On the other hand, if we decide to exit certain markets, as we did during 2008 and early 2009, our revenues could decrease.
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
Membership
     The following table summarizes our membership by segment and line of business as of September 30, 2008 and 2007.

	As of September 30,
	2008	2007
Medicaid
TANF	1,031,000	887,000
S-CHIP	180,000	215,000
SSI	64,000	71,000
FHP	26,000	31,000

	1,301,000	1,204,000

Medicare
MA	240,000	160,000
PDP	989,000	972,000

	1,229,000	1,132,000

Total	2,530,000	2,336,000

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
Medical Benefits Expense
     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, where we pay the capitated providers a fixed fee per member and fee-for-service, as well as risk-sharing arrangements, the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.
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
     Premium payments that we receive are based upon eligibility lists produced by our customers. From time to time, the states or CMS may require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was received. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history. For example, CMS has implemented a risk- adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.
     CMS transitioned to the risk adjustment model while the old demographic model was being phased out. The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status. The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule. 2007 was the first year in which risk-adjusted payments for health plans were fully phased in. The PDP payment methodology is based 100% on the risk-adjustment model, which began in 2006. Under the risk adjustment model, the settlement payment is based on each member’s preceding year medical diagnosis data. The final settlement payment amount under the risk- adjustment model is made in August of the following year, allowing for the majority of medical claim run out. As a result of this process and the phasing in of the risk-adjustment model, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.
     The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Under this risk-

adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premium payment to us. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to CMS and, and that which is ultimately accepted by CMS, and record such adjustments in our results of operations. However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated. If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.
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
     We review Goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of contract negotiations and our initial budgeting process. We believe Goodwill and intangible assets are not impaired at September 30, 2008. Based on the current general economic conditions and outlook, we are undertaking a review of the underlying valuation of Goodwill and intangibles at December 31, 2008.

impaired as of September 30, 2008.
Results of Operations
     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues:
Premium	99.5%	97.8%	99.3%	98.3%
Investment and other income	0.5%	2.2%	0.7%	1.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Medical benefits	88.2%	71.6%	85.7%	78.6%
Selling, general and administrative	14.0%	15.9%	14.0%	13.6%
Depreciation and amortization	0.3%	0.4%	0.3%	0.3%
Interest	0.2%	0.3%	0.2%	0.3%

Total expenses	102.7%	88.2%	100.3%	92.8%

Income before income taxes	(2.7)%	11.8%	(0.3)%	7.2%
Income tax expense	(1.5)%	6.0%	(0.2)%	3.3%

Net Income	(1.2)%	5.8%	(0.1)%	3.9%

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
Three- and Nine-Month Periods Ended September 30, 2008 Compared to the Three- and Nine-Month Periods Ended September 30, 2007
     Premium revenue. Premium revenues for the three months ended September 30, 2008 increased $300.8 million, or 22.6%, to approximately $1.6 billion from approximately $1.3 billion for the same period in the prior year. For the nine months ended September 30, 2008, premium revenues increased approximately $1.0 billion, or 24.5%, to approximately $4.9 billion from approximately $3.9 billion for the same period in the prior year. The increase is primarily attributable to the addition of members from membership growth in both our Medicaid and Medicare segments. Total membership grew by approximately 194,000 members, or 8.3%, from 2,336,000 at September 30, 2007 to 2,530,000 at September 30, 2008.
     The Medicaid segment premium revenue for the three months ended September 30, 2008 increased $100.1 million, or 14.9%, to $771.0 million from $671.0 million for the same period in the prior year. For the nine months ended September 30, 2008, Medicaid segment premium revenue increased $298.9 million, or 15.3%, to approximately $2.3 billion from approximately $2.0 billion for the same period in the prior year. The increase in Medicaid segment revenue is due to year over year growth in membership, which accounted for $79.6 million and $200.0 million in the three- and nine-month periods, respectively. Increased rates accounted for $41.4 million and $153.3 million in the three- and nine-month periods, respectively. These increases were partially offset by our withdrawal from our Connecticut Medicaid market, which accounted for a decrease in premium revenues of approximately $20.9 million and $54.5 million in the three- and nine-month periods, respectively. Aggregate membership in our Medicaid segment grew by 97,000 members, or 8.1%, from 1,204,000 at September 30, 2007 to 1,301,000 at September 30, 2008.

	Medicaid Revenues and Membership
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Revenues	$771.0	$671.0	$2,252.7	$1,953.8
% of Total Premium Revenues	47.3%	50.5%	46.1%	49.8%

Membership	1,301,000	1,204,000	1,301,000	1,204,000
% of Total Membership	51.4%	51.5%	51.4%	51.5%
     The Medicare segment premium revenue for the three months ended September 30, 2008 increased $200.8 million, or 30.5%, to $858.3 million from $657.5 million for the same period in the prior year. For the nine months ended September 30, 2008, Medicare segment premium revenue increased $662.8 million, or 33.6%, to $2.6 billion from $2.0 billion for the same period in the prior year. Growth in premium revenue within the Medicare segment was primarily due to PFFS membership growth, the launch of our Medicare Coordinated Care (“MCC”) product in Texas and New Jersey, and other MCC membership growth which accounted for $117.1 million, $66.6 million, and $15.2 million of the increase in the three-month period, respectively, and $307.5 million, $85.1 million, and $37.1 million of the increase in the nine-month period, respectively. The remaining increase is associated with increased premium rates in certain Medicare products. Membership within the Medicare segment grew by 97,000 members, or 8.6% from 1,132,000 at September 30, 2007 to 1,229,000 at September 30, 2008, principally due to PDP and the PFFS product.

	Medicare Revenues and Membership
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Revenues	$858.3	$657.5	$2,634.0	$1,971.2
% of Total Premium Revenues	52.7%	49.5%	53.9%	50.2%

Membership	1,229,000	1,132,000	1,229,000	1,132,000
% of Total Membership	48.6%	48.5%	48.6%	48.5%
     Investment and other income. Investment and other income for the three months ended September 30, 2008 decreased $21.8 million, or 72.9%, to $8.1 million from $30.0 million for the same period in the prior year. For the nine months ended September 30, 2008, investment income decreased $33.7 million, or 50.5%, to $33.1 million from $66.8 million for the same period in the prior year. The 2007 period included a gain of $8.8 million realized as a result of settlement of an outstanding litigation matter. Excluding this gain, the decrease was primarily due to a lower average invested balances cash balance and reduced market rates.
     Medical benefits expense. Medical benefits expense for the three months ended September 30, 2008 increased $470.9 million, or 48.4%, to approximately $1.4 billion from $972.9 million for the same period in the prior year. For the nine months ended September 30, 2008, medical benefits expense increased approximately $1.1 billion, or 34.5%, to approximately $4.2 billion from approximately $3.1 billion for the same period in the prior year. The MBR for the three months ended September 30, 2008 was 88.6% compared to 73.2% for the same period in the prior year. For the nine months ended September 30, 2008, the MBR was 86.3% compared to 79.9% for the same period in the prior year.

	Medical Benefits Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Medical Benefits Expense	$1,443.7	$972.9	$4,218.3	$3,137.0
IBNR adjustment	(92.8) (1)	101.4 (2)	(92.8) (1)	101.4 (2)

Medical Benefits Expense as adjusted	$1,350.9	$1,074.3	$4,125.5	$3,238.4

MBR as reported	88.6%	73.2%	86.3%	79.9%
MBR as adjusted	82.9%	80.9%	84.4%	82.5%

(1)	We believe that Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three- and nine-month periods ended September 30, 2008 if the Company had timely filed its 2007 10-K. Due to the delay in filing our 2007 10-K, the Company was able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2008 is approximately $92.8 million higher than it would have otherwise been if we had filed our 2007 10-K on time. Consequently, we believe that Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

(2)	We believe that Medical Benefits Expense as adjusted for the quarter ended September 30, 2007 is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Quarterly Report on Form 10-Q. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Quarterly Report on Form 10-Q. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid. The difference between Medical Benefits Expense and Medical Benefits Expense as adjusted is approximately $101.4 million. Thus, our recorded amounts for Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medical Benefits Expense as adjusted for the three- and nine-month periods ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.
     The Medicaid segment medical benefits expense for the three months ended September 30, 2008 increased $194.8 million, or 39.6%, to $686.9 million from $492.1 million for the same period in the prior year. For the nine months ended September 30, 2008, Medicaid medical benefits expense increased $351.8 million, or 22.4%, to approximately $1.9 billion from approximately $1.6 billion for the same period in the prior year.

	Medicaid Medical Benefits Expense
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
	(Dollars in millions)

Medicaid Medical Benefits Expense	$686.9		$492.1	$1,919.5		$1,567.7
IBNR adjustment	(39.5	)(1)	44.8 (2)	(39.5	)(1)	44.8 (2)

Medicaid Medical Benefits Expense as adjusted	$647.4		$536.9	$1,880.0		$1,612.5

MBR as reported	89.1%		73.3%	86.3%		80.2%
MBR as adjusted	84.0%		80.0%	83.5%		82.5%

(1)	We believe that Medicaid Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three- and nine-month periods ended September 30, 2008 if the Company had timely filed its 2007 10-K. Due to the delay in filing our 2007 10-K, the Company was able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2008 is approximately $39.5 million higher than it would have otherwise been if we had filed our 2007 10-K on time, and utilized our actuarially determined estimates versus actual claims paid that subsequently became available. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2008, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicaid Medical Benefits Expense.

(2)	We believe that Medicaid Medical Benefits Expense as adjusted for the quarter ended September 30, 2007 is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Quarterly Report on Form 10-Q. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Quarterly Report on Form 10-Q. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid. The difference between Medicaid Medical Benefits Expense and Medicaid Medical Benefits Expense as adjusted is $44.8 million. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the three- and nine-month periods ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.
     The Medicaid segment medical benefits expense as adjusted for the three months ended September 30, 2008 increased $110.5 million, or 20.6%, to $647.4 million from $536.9 million for the same period in the prior year. For the nine months ended September 30, 2008, Medicaid medical benefits as adjusted expense increased $267.5 million, or 16.6%, to approximately $1.9 billion from approximately $1.6 billion for the same period in the prior year.
     The increase in Medicaid medical benefits expense for the three-month period ended September 30, 2008 was primarily due to growth in membership. Membership growth accounted for $53.7 million and $155.9 million of the increase in the three- and nine-month periods, respectively. This increase was partially offset by our withdrawal from the Connecticut Medicaid market, which decreased our medical expenses by $13.4 million and $46.8 million, in the three- and nine-month periods, respectively. The remaining $70.2 million and $158.4 million of the increase in the three- and nine-month periods are attributed to overall increased utilization patterns and costs. The Medicaid MBR for the three-months period ended September 30, 2008 was 84.0% compared to the 80.0% Medicaid MBR as adjusted same period in the prior year. The Medicaid MBR for the nine-month period ended September 30, 2008 was 83.5% compared to the 82.5% Medicaid MBR as adjusted same period in the prior year.
     Medicare segment medical benefits expense for the three months ended September 30, 2008 increased $276.1 million, or 57.4%, to $756.9 million from $480.7 million for the same period in the prior year. Medicare segment medical benefits expense for the nine months ended September 30, 2008 increased $729.4 million, or 46.5%, to approximately $2.3 billion from approximately $1.6 billion for the same period in the prior year.

	Medicare Medical Benefits Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Medicare Medical Benefits Expense	$756.9	$480.7	$2,298.7	$1,569.3
IBNR adjustment	(53.4) (1)	56.6 (2)	(53.4) (1)	56.6 (2)

Medicare Medical Benefits Expense as adjusted	$703.5	$537.3	$2,245.3	$1,625.9

MBR as reported	88.2%	73.1%	87.3%	79.6%
MBR as adjusted	82.0%	81.7%	85.2%	82.5%

(1)	We believe that Medicare Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three- and nine-month periods ended September 30, 2008 if the Company had timely filed its 2007 10-K. Due to the delay in filing our 2007 10-K, the Company was able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2008 is approximately $53.4 million higher than it would have otherwise been if we had filed our 2007 Form 10-K on time, and utilized our actuarially determined estimates versus actual claims paid that subsequently became available. Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the three- and nine-months ended September 30, 2008, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

(2)	We believe that Medicare Medical Benefits Expense as adjusted for the quarter ended September 30, 2007 is a non-

GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of this Quarterly Report on Form 10-Q. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the substantially complete claims information that has subsequently become available as of the date of filing this Quarterly Report on Form 10-Q. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the nine months ended September 30, 2007 are based on actual claims paid. The difference between Medicare Medical Benefits Expense and Medicare Medical Benefits Expense as adjusted is $56.6 million. Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the three- and nine-month periods ended September 30, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the three- and nine-month periods ended September 30, 2007, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.
     Medicare segment medical benefits expense as adjusted for the three months ended September 30, 2008 increased $166.2 million, or 30.9%, to $703.5 million from $537.3 million for the same period in the prior year. Medicare segment medical benefits expense as adjusted for the nine months ended September 30, 2008 increased $619.4 million, or 38.1%, to approximately $2.3 billion from approximately $1.6 billion for the same period in the prior year.
     The increase in medical benefits expense as adjusted was primarily due to membership growth, principally in our PFFS product and our MCC product, including the launch of our MCC product in Texas and New Jersey, which accounted for approximately $83.7 million, $51.5 million, and $152 million in the three-month period, respectively, and approximately $242.0 million, $65.7 million, and $29.9 million in the nine-month period, respectively. Higher utilization costs in our PDP product contributed an additional $25.4 million and $76.3 million in the three- and nine-month periods, respectively. The Medicare MBR as adjusted for the three-month period ended September 30, 2008 was 82.0% compared to the 81.7% Medicare MBR as adjusted for the same period in the prior year. The Medicaid MBR for the nine months ended September 30, 2008 was 85.2% compared to the 82.5% Medicare MBR as adjusted for the same period in the prior year.
     Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2008 increased $12.7 million, or 5.9%, to $228.8 million from $216.1 million for the same period in the prior year. For the nine months ended September 30, 2008, SG&A expense increased $146.9 million, or 27.0%, to $690.3 million from $543.5 million for the same period in the prior year. Our SG&A expense to total revenue ratio (“SG&A ratio”) was 14.0% for the three months ended September 30, 2008 compared to 15.9% for the same period in the prior year. For the nine-month period ended September 30, 2008, our SG&A ratio was 14.0% compared to 13.6% for the same period in the prior year. The increase in SG&A expense was primarily due to the administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses in the amount of $23.0 million during the three-month period and $87.0 million during the nine-month period. These expenses contributed to the increase in our SG&A ratio by approximately 1.4% and 1.7% in the three- and nine-month periods ended September 30, 2008, respectively. The increase resulting from the Special Committee costs were partially offset by the $50.0 million accrual that was recorded in our financial statements in connection with the resolution of the investigation related matters discussed in Note 7 to the Condensed Consolidated Financial Statements for the period ended September 30, 2007. This expense contributed to the increase in our SG&A ratio by approximately 3.1% and 1.3% in the three- and nine-month periods ended September 30, 2007, respectively.

	Selling, General and Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

SG&A	$228.8	$216.1	$690.3	$543.5
SG&A expense to total revenue ratio	14.0%	15.9%	14.0%	13.6%
     Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2008 increased $0.5 million, or 9.4%, to $5.4 million from $4.9 million for the same period in the prior year. For the nine months ended September 30, 2008, depreciation and amortization expense increased $2.0 million, or 14.7%, to $15.8 million from $13.7 million for the same period in the prior year.
     Interest expense. Interest expense was $3.0 million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively, and $9.2 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively.
     Income tax expense. Income tax expense for the three months ended September 30, 2008 was $(25.3) million with an effective tax rate of 58.2% as compared to $81.7 million for the same period in the prior year with an effective tax rate of 50.7%. Income tax expense for the nine months ended September 30, 2008 was $(8.0) million with an effective tax rate of 58.2% as compared to $130.3 million for the same nine-month period in the prior year with an effective tax rate of 45.4%. The increases in the effective tax rate for the three- and nine-month periods are attributed to the non-deductibility of certain compensation costs and state taxes, partially off-set by the benefit of tax exempt income.

	Income Tax Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Income tax expense	$(25.3)	$81.7	(8.0)	$130.3
Effective tax rate	58.2%	50.7%	58.2%	45.4%
     Net income. Net income for the three months ended September 30, 2008 was $(18.2) million compared to $79.3 million for the same period in the prior year, representing a decrease of 122.9%. For the nine months ended September 30, 2008, net income was $(5.7) million compared to $157.0 million for the same period in the prior year, representing a decrease of 103.6%. The decrease in net income when comparing the three- and nine-month periods ended September 30, 2008 and 2007 is primarily due to the increase in SG&A expenses associated with, or consequential to, the government and Special Committee investigations in the amount of $14.9 million after taxes during the three-month period and $56.6 million during the nine-month period and the period-over-period increase in MBR, as medical benefits expense grew at a faster pace that premium revenues during the three- and nine-month periods ended September 30, 2008.

	Net Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data)

Net income	$(18.2)	$79.3	$(5.7)	$157.0
Net income per diluted share	$(0.44)	$1.88	$(0.14)	$3.74
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

     Cash Positions and Credit Facility
     At September 30, 2008 and 2007, cash and cash equivalents were $1,176.3 million and $1,203.4 million, respectively. We also had short-term investments of $77.3 million and $286.3 million at September 30, 2008 and 2007, respectively.
     As of September 30, 2008, our consolidated cash and cash equivalents were approximately $1,176.3 million. As of September 30, 2008, our consolidated investments were approximately $133.3 million. As of September 30, 2008, we had unregulated cash of approximately $88.3 million and unregulated investments of approximately $5.2 million. In addition, as of September 30, 2008, we had approximately $997.4 million in regulated cash and $128.1 million in regulated investments.
     On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. As of December 31, 2008, our consolidated cash and cash equivalents were approximately $1,181.9 million. As of December 31, 2008, our consolidated short-term investments were approximately $70.1 million. As of December 31, 2008, we had unregulated cash of approximately $147.7 million and unregulated investments of approximately $4.9 million. In addition, as of December 31, 2008, we had approximately $958.3 million in regulated cash and $120.3 million in regulated investments. The proceeds from the intercompany dividends discussed above are not reflected in our unregulated cash balances as of September 30, 2008, but are, with the exception of dividends received on January 2, 2009, reflected in our unregulated cash balances as of December 31, 2008.
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due. However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due. In particular, the timing and amount of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility. Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50 million, to be terminated. Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. For example, a state regulator recently notified us that in its view, notwithstanding a parental guarantee that has been in place since 2006, two of our HMOs should contribute a total of approximately $30.0 million in additional statutory capital. We are currently in discussions with the regulator to determine the necessity of a capital contribution, if any, into these regulated entities. In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.
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

     Our current liquidity position is discussed in detail in our 2007 10-K under “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In that section, we provide information related to, among other things, our Regulatory Capital and Restrictions on our Dividends and Management Fees.
     Auction Rate Securities
     As of September 30, 2008, $56.0 million of our $133.3 million in short- and long-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes, which carry investment grade credit ratings, are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Subsequent to September 30, 2008, $4.4 million of auction rate securities that we held at the balance sheet date either were sold at par or had their interest rate reset through a successful auction.
     Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see the risk factor discussion included in our 2007 10-K and this Quarterly Report on Form 10-Q.
Overview of Cash Flow Activities
     For the nine-month periods ended September 30, 2008 and 2007 our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
	(In millions)
Net cash provided by operations	$170.0	$367.5
Net cash used in investing activities	(8.8)	(206.8)
Net cash provided by financing activities	6.7	78.1
     Cash from Operations: As we generally receive premiums in advance of payments of claims for healthcare services, we maintain balances of cash and cash equivalents pending payment of claims. During the nine-month period ended September 30, 2008, cash provided by operations consisted primarily of an increase in Medical benefits payable of $231.4 million, $73.1 million from the decrease in Premiums and other receivables, net, partially off-set by a cash out-flow of $101.0 million due to the decrease in Other payables to government partners.
     Cash used in Investing Activities: During the nine-month period ended September 30, 2008, investing activities primarily consisted of cash generated by the sale of various short-term investment instruments in the amount of approximately $115.2 million, net of purchases, as well as cash used in investing activities of approximately $110.6, net of proceeds received on sales of restricted investments.
     Cash from Financing Activities: Included in financing activities are funds held for the benefit of others, which increased approximately $7.1 million as of September 30, 2008. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.
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
     As of September 30, 2008, our senior debt was rated B by Standard & Poor’s and Ba2 by Moody’s. Subsequent to the balance sheet date presented, but prior to the filing of this Quarterly Report on Form 10-Q, our senior debt was downgraded to B- by Standard & Poor’s.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of September 30, 2008, we had cash and cash equivalents of $1,176.3 million, investments classified as current assets of $77.3 million, and restricted investments on deposit for licensure of $199.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at September 30, 2008, the fair value of our fixed income investments would decrease by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at September 30, 2008 would result in an increase of the fair value of our short-term investments of less than $0.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, as of September 30, 2008, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control
     There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We provide our Medicaid, Medicare, S-CHIP and other services through a limited number of contracts with state, federal or local government agencies. These contracts generally have terms of one to four years and are subject to non-

renewal by the applicable government agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations.
     Our federal and state government contracts are generally subject to cancellation, non-renewal or a potential freeze on enrollment in the event of the unavailability of adequate program funding, compliance violations or for other reasons. In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required. For example, during 2008, we were subject to a 60-day Medicaid marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices. Further in February 2009, we were notified by CMS that, effective March 7, 2009, we were being sanctioned through a suspension of marketing of, and enrollments into, all lines of our Medicare business, 2009. This suspension will remain in effect until CMS determines that the suspension should be lifted. At this time, we cannot estimate the duration of the suspension and are evaluating the impact that it could have on our results of operations and business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, there can be no assurance that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse affect on our results of operations. Additionally, we are assessing the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities or to scale our associate levels to effectively and efficiently meet the needs of the members we serve.
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

     We are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2008 and 2009, Florida implemented Medicaid rates that were below our expectations and ultimately caused us to withdraw from the Medicaid reform program which will result in a loss of approximately 80,000 members. The withdrawal was originally to be effective May 1, 2009, but was subsequently changed to July 1, 2009. New legislation in Georgia related to payment of claims, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia could result in additional state actions that could adversely affect our revenues.
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
     We are currently undergoing standard periodic audits by several Departments of Insurance and CMS to verify compliance with our contracts and applicable laws and regulations. In 2008, CMS completed its routine comprehensive audit of all of our Medicare operations. CMS’s audit report indicates that we are deficient in a number of areas. We implemented corrective action plans to address CMS’s findings, but in February 2009, as discussed above, we were notified by the CMS that, effective March 7, 2009, we were being sanctioned in the form of a suspension of marketing to Medicare beneficiaries and enrollment into all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot provide any assurances regarding the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to enroll new Medicare members will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
          During the quarterly period ended September 30, 2008, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):
•	On July 1, 2008, we issued 50,000 restricted shares of our common stock to Thomas L. Tran in connection with him being hired as our Senior Vice President and Chief Financial Officer. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Tran. A nominal sum was paid by Mr. Tran to cover the par value of the shares.

•	On August 11, 2008, we issued 20,000 restricted shares of our common stock to Jonathan P. Rich in connection with him being hired as our Senior Vice President and Chief Compliance Officer. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Rich. A nominal sum was paid by Mr. Rich to cover the par value of the shares.

•	On September 2, 2008, we issued 55,000 restricted shares of our common stock to Rex M. Adams in connection with him being hired as our Chief Operating Officer. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Adams. A nominal sum was paid by Mr. Adams to cover the par value of the shares.
Issuer Purchases of Equity Securities
          We do not have a stock repurchase program. However, during the quarter ended September 30, 2008, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share(1)	Programs	Programs
July 1, 2008 through July 31, 2008	19,271	$34.91 (2)	N/A	N/A
August 1, 2008 through August 31, 2008	4,457	$39.93 (3)	N/A	N/A
September 1, 2008 through September 30, 2008	2,230	$37.91 (4)	N/A	N/A
Total during quarter ended September 30, 2008	25,958	$37.09 (5)	N/A	N/A

(1)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested). We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

(2)	The weighted average price paid per share during the period was $35.94.

(3)	The weighted average price paid per share during the period was $40.00.

(4)	The weighted average price paid per share during the period was $38.86.

(5)	The weighted average price paid per share during the period was $37.04.
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

Item 6. Exhibits.
Exhibit List

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Ohio Medical Assistance Provider Agreement for Managed Care Plan for CFC Eligible Population between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	July 3, 2008	10.1

10.2	Employment Agreement by and among Thomas L. Tran, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	July 17, 2008	10.1

10.3	Indemnification Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.2

10.4	Form of Restricted Stock Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.3

10.5	Form of Non-Qualified Stock Option Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.4

10.6	Amendment number 3 to Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	July 17, 2008	10.1

10.7	Amendment number 9 to Missouri HealthNet Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri.	8-K	July 17, 2008	10.2

10.8	Employment Agreement by and among Jonathan P. Rich, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	August 13, 2008	10.1

10.9	Indemnification Agreement between Jonathan P. Rich and WellCare Health Plans, Inc. (incorporated by reference to the Company’s form indemnification agreement filed as Exhibit 10.24 to the Company’s Form S-1/A filed on June 8, 2004)	8-K	April 13, 2008	10.2

10.10	Form of Restricted Stock Agreement between Jonathan P. Rich and WellCare Health Plans, Inc.	8-K	August 13, 2008	10.3

10.11	Form of Non Qualified Stock Option Agreement between Jonathan	8-K	August 13, 2008	10.4

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	P. Rich and WellCare Health Plans, Inc.

10.12	Agreement, by and among WellCare Health Plans, Inc., the United States Attorney’s Office for the Middle District of Florida, the Agency for Health Care Administration and the Florida Attorney General’s Medicaid Fraud Control Unit, dated as of August 18, 2008.	8-K	August 18, 2008	10.1

10.13	Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida.	8-K	August 20, 2008	10.1

10.14	Employment Agreement by and among Rex M. Adams, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	September 2, 2008	10.1

10.15	Indemnification Agreement between Rex M. Adams and WellCare Health Plans, Inc. (incorporated by reference to the Company’s form indemnification agreement filed as Exhibit 10.24 to the Company’s Form S-1/A filed on June 8, 2004)	8-K	September 2, 2008	10.2

10.16	Restricted Stock Agreement between Rex M. Adams and WellCare Health Plans, Inc.	8-K	September 2, 2008	10.3

10.17	Non Qualified Stock Option Agreement between Rex M. Adams and WellCare Health Plans, Inc.	8-K	September 2, 2008	10.4

10.18	Amendment to Medicaid Advantage Model Contract between the New York City Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2008	10.1

10.19	Amendment number 9 to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.1

10.20	Amendment number 10 to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.2

10.21	Amendment number 9 to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.3

10.22	Amendment number 10 to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.4

10.23	Amendment number 6 to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.5

10.24	Amendment number 7 to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health	8-K	September 12, 2008	10.6

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
Plan of Florida (Medicaid Non-Reform Contract 2006-2009)

10.25	Amendment number 5 to Contract No. FA619, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.7

10.26	Renewal Notice regarding Contract S5967 between the Centers for Medicare and Medicaid Services and WellCare Prescription Insurance, Inc. with Addendum	8-K	September 29, 2008	10.1

10.27	Letter Agreement to Anil Kottoor, dated July 2, 2008*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

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
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Ohio Medical Assistance Provider Agreement for Managed Care Plan for CFC Eligible Population between the Ohio Department of Job and Family Services and WellCare of Ohio, Inc.	8-K	July 3, 2008	10.1

10.2	Employment Agreement by and among Thomas L. Tran, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	July 17, 2008	10.1

10.3	Indemnification Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.2

10.4	Form of Restricted Stock Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.3

10.5	Form of Non-Qualified Stock Option Agreement between Thomas L. Tran and WellCare Health Plans, Inc.	8-K	July 17, 2008	10.4

10.6	Amendment number 3 to Medicaid Advantage Model Contract No. C021236, between the New York State Department of Health and WellCare of New York, Inc.	8-K	July 17, 20008	10.1

10.7	Amendment number 9 to Missouri HealthNet Managed Care — Eastern Region contract between the State of Missouri Office of Administration Division of Purchasing and Materials Management and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri.	8-K	July 17, 2008	10.2

10.8	Employment Agreement by and among Jonathan P. Rich, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	August 13, 2008	10.1

10.9	Indemnification Agreement between Jonathan P. Rich and WellCare Health Plans, Inc. (incorporated by reference to the Company’s form indemnification agreement filed as Exhibit 10.24 to the Company’s Form S-1/A filed on June 8, 2004)	8-K	April 13, 2008	10.2

10.10	Form of Restricted Stock Agreement between Jonathan P. Rich and WellCare Health Plans, Inc.	8-K	August 13, 2008	10.3

10.11	Form of Non Qualified Stock Option Agreement between Jonathan P. Rich and WellCare Health Plans, Inc.	8-K	August 13, 2008	10.4

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
10.12	Agreement, by and among WellCare Health Plans, Inc., the United States Attorney’s Office for the Middle District of Florida, the Agency for Health Care Administration and the Florida Attorney General’s Medicaid Fraud Control Unit, dated as of August 18, 2008.	8-K	August 18, 2008	10.1

10.13	Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a Well Care HMO, Inc.) d/b/a Staywell Health Plan of Florida.	8-K	August 20, 2008	10.1

10.14	Employment Agreement by and among Rex M. Adams, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	September 2, 2008	10.1

10.15	Indemnification Agreement between Rex M. Adams and WellCare Health Plans, Inc. (incorporated by reference to the Company’s form indemnification agreement filed as Exhibit 10.24 to the Company’s Form S-1/A filed on June 8, 2004)	8-K	September 2, 2008	10.2

10.16	Restricted Stock Agreement between Rex M. Adams and WellCare Health Plans, Inc.	8-K	September 2, 2008	10.3

10.17	Non Qualified Stock Option Agreement between Rex M. Adams and WellCare Health Plans, Inc.	8-K	September 2, 2008	10.4

10.18	Amendment to Medicaid Advantage Model Contract between the New York City Department of Health and Mental Hygiene and WellCare of New York, Inc.	8-K	September 11, 2008	10.1

10.19	Amendment number 9 to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.1

10.20	Amendment number 10 to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.2

10.21	Amendment number 9 to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.3

10.22	Amendment number 10 to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.4

10.23	Amendment number 6 to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.5

10.24	Amendment number 7 to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.6

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
10.25	Amendment number 5 to Contract No. FA619, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.7

10.26	Renewal Notice regarding Contract S5967 between the Centers for Medicare and Medicaid Services and WellCare Prescription Insurance, Inc. with Addendum	8-K	September 29, 2008	10.1

10.27	Letter Agreement to Anil Kottoor, dated July 2, 2008*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith