Form 10-K
period 2008-12-31
WELLCARE HEALTH PLANS, INC.
filed 2009-03-16
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of March 12, 2009, there were outstanding 42,234,313 shares of the registrant’s Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the
2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

     References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

PART I
Item 1. Business.
Overview
     We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children and the aged, blind and disabled. As of December 31, 2008, we served approximately 2.5 million members. We believe that this broad range of experience and exclusive government focus allows us to serve efficiently and effectively our members and providers and to manage our operations.
     Through our licensed subsidiaries, as of December 31, 2008, we operated our Medicaid health plans in Florida, New York, Illinois, Missouri, Ohio and Georgia, our Medicare Advantage coordinated care plans (“CCPs”) in Florida, New York, Connecticut, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio, Georgia and Texas, and our pilot Medicare preferred provider organizations (“PPOs”) in Georgia and Ohio. We also operated as a stand-alone Medicare prescription drug plan (“PDP”) in all 50 states and the District of Columbia and offered Medicare Advantage private fee-for-service (“PFFS”) plans to Medicare beneficiaries in approximately 1,590 counties and 43 states and the District of Columbia as of December 31, 2008.
     All of our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, which we offer under the name ‘Ohana. Conversely, we offer our Medicaid plans under a number of brand names depending on the state, as set forth in the table below.

State	Brand Name(s)
Florida	Staywell; HealthEase
Georgia	WellCare
Hawaii	‘Ohana
Illinois	Harmony
Missouri	Harmony
New York	WellCare
Ohio	WellCare
Key Developments
     We discuss below some key developments that have occurred since January 1, 2008 through the date of the filing of this 2008 Form 10-K.
     Special Committee Investigation
     As previously disclosed, on October 24, 2007, certain federal and state agencies executed a search warrant at our headquarters in Tampa, Florida. Our Board of Directors (the “Board”) formed a special committee (the “Special Committee”) then comprised of independent directors to, among other things, investigate independently and otherwise assess the facts and circumstances raised in any federal or state regulatory or enforcement inquiries (including, without limitation, any matters relating to accounting and operational issues) and in any private party proceedings, and develop and recommend remedial measures to the Board for its consideration. For a discussion of the Special Committee, its investigation and the various legal proceedings arising from, or related to, the investigations described above, please see “Part I – Item 3 – Legal Proceedings” and “Part III – Item 13 – Certain Relationships and Related Transactions, and Director Independence.”
     In July 2008, upon consideration of certain issues identified in the Special Committee investigation and after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that we should restate our previously issued consolidated financial statements for the years ended December 31, 2004, 2005 and 2006, including the quarterly periods contained therein, and the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”) that we filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2009. For a discussion of the restatement of our historical financial statements described above, please see the section entitled “Explanatory Note” that appears at the beginning of the 2007 Form 10-K.

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
     Business Organizational Changes
     In 2008, we reorganized the senior management team by, among other things, separating the positions of (i) Chairman and Chief Executive Officer, (ii) General Counsel and Chief Compliance Officer and (iii) Chief Financial Officer and Chief Accounting Officer. Our new Chief Compliance Officer reports directly to the Chief Executive Officer as well as the Board’s new Regulatory Compliance Committee, which is described below.
     In April 2008, the Board formed a Regulatory Compliance Committee to oversee our compliance activities and programs, and a new Health Care Quality and Access Committee to focus on the quality and accessibility of the health care services our members receive through our plans. In July 2008, the Board adopted a new charter for our management Disclosure Committee as well as new disclosure controls, policies and procedures, which provide more comprehensive procedures for the review of our financial statement disclosures.
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
     Business Initiatives / Exits
•	In 2008, we launched CCPs in Indiana, Missouri, New Jersey, Ohio and Texas and PPOs in Georgia and Ohio. We did not have significant membership in our pilot PPO plans in 2008 and have reduced our PPO offerings in 2009 to just one county in Ohio.

•	Due to higher than expected medical costs for the Ohio Medicaid program, particularly for our Medicaid aged, blind and disabled (“ABD”), members, we withdrew from the ABD program effective August 31, 2008. We continue to participate in the Ohio covered family and children program.

•	In 2008, we expanded the number of counties in which we offer PFFS plans from 793 to 1,590 in 43 states and the District of Columbia, although we withdrew from three states in 2009.

•	In August 2008, we were notified by the federal Centers for Medicare & Medicaid Services (“CMS”) that our bids for the PDP 2009 plan year were below the CMS regional benchmark premium rate in 12 of the 34 CMS regions, which allows us to serve auto-assigned dual-eligible Medicare beneficiaries in those 12 counties. As of January 1, 2009, approximately 252,000 auto-assigned dual-eligible members were assigned away from our PDP plans. In addition, approximately 28,000 low-income subsidized members disenrolled from our plans in January 2009.

•	In January and February 2009, we commenced providing CCP services to Medicare beneficiaries and Medicaid services to the ABD population, respectively, in Hawaii.

•	In January 2009, we were notified that our Florida Medicaid rates would be reduced, which made it economically unfeasible for us to continue to operate in the Medicaid reform programs. Accordingly, we notified the State of Florida that we were withdrawing from these programs effective July 1, 2009, which will result in a loss of approximately 80,000 members.

•	In February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing to Medicare beneficiaries and enrollments into all lines of our Medicare business. The suspension will remain in effect until CMS has determined that it should be lifted.
General Economic and Political Environment
     The current economic and political environment is affecting our business in a number of ways as more fully described throughout this 2008 Form 10-K.
     Rates
     Most of the states in which we operate are experiencing fiscal challenges which have led to budget cuts and reductions in Medicaid premiums. In particular, we are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In addition, CMS recently announced preliminary 2010 Medicare Advantage payment rates that are significantly below 2009 rates.
     Political initiatives
     In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to Medicare and other government programs. Similarly, although the U.S. Congress approved the children’s health bill which, among things, increases federal funding to the State Children’s Health Insurance Program (“S-CHIP”) and President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business. It is possible that the ultimate impact of these initiatives could be negative.
Business Strategy
     We are committed to operating our business in a manner that serves our key constituents – members, providers, regulators and associates – while delivering competitive returns for our investors. Our goal is to be a leading provider of managed care services for government-sponsored health care programs. To achieve this goal, we continue to seek economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. However, we are also evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources. We also continue to rationalize our operations to make sure that our ongoing business is profitable.
     On an ongoing basis, we assess the ability of our existing operations to support our current and future business needs. We currently intend to divert some resources in the near term to strengthen our compliance and operating capabilities, which could result in our incurring substantial costs to improve our operations and services.
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
     As of December 31, 2008, we had approximately 1.3 million Medicaid members. The following table summarizes our Medicaid segment membership by line of business as of December 31, 2008 and 2007.
Medicaid Membership

	For the Year Ended December 31,
	2008	2007
Medicaid
TANF	1,039,000	927,000
S-CHIP	164,000	203,000
SSI	75,000	72,000
FHP	22,000	30,000

Total	1,300,000	1,232,000

     For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we had two customers from which we received 10% or more of our Medicaid segment premium revenue in 2007 and 2008: the State of Florida and the State of Georgia. The following table sets forth information relating to the premium revenues received from the State of Florida and the State of Georgia in 2007 and 2008, as well as all other states on an aggregate basis.
Medicaid Segment Revenues
(Dollars in thousands)

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
		Percentage of Total		Percentage of Total
Line of Business	Revenue	Segment Revenue	Revenue	Segment Revenue
Florida	$978,709	32.7%	$909,671	33.8%
Georgia	1,226,940	41.0%	1,086,773	40.4%
All other states*	785,400	26.3%	695,337	25.8%

Total	$2,991,049	100.0%	$2,691,781	100.0%

*	“All other states” consists of Connecticut, Illinois, Missouri, New York and Ohio. As previously noted, we ceased offering Medicaid plans in Connecticut in March 2008.
     Our Medicaid contracts with government agencies have terms of between one and four years with varying expiration dates. We currently provide Medicaid plans under seventeen separate contracts, including seven contracts in New York, five contracts in Florida and one contract in each of Georgia, Hawaii, Illinois, Ohio and Missouri. The following table sets forth the terms and expiration dates of our Medicaid contracts with the State of Florida and the State of Georgia, the two customers that each accounted for greater than 10% of our Medicaid segment premium revenue during 2007 and 2008.

Expiration Date of
State	Line of Business	Term of Contract	Current Term
Florida	• Staywell Medicaid	3 year term	8/31/09
Florida	• HealthEase Medicaid	3 year term	8/31/09
Florida	• Healthy Kids	1 year term	9/30/09
Georgia	• Medicaid	1 year term w/ 6 one-year renewals*	6/30/09

*	Our Georgia contract commenced in July 2005; we are currently in our third renewal term.
     Medicare
     Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by CMS. Our Medicare plans include stand-alone PDP and Medicare Advantage plans, which includes CCP, PFFS and PPO plans. Medicare Advantage is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through a health maintenance organization (“HMO”) and generally require members to seek health care services from a network of health care providers. PFFS plans are offered by insurance companies and are open-

access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and agrees to bill, and otherwise accepts the terms and conditions of, the sponsoring insurance company. PPO plans are also offered by insurance companies and provide both in-network and out-of-network benefits for Medicare beneficiaries.
     As of December 31, 2008, we had approximately 1.2 million Medicare members. The following table summarizes our Medicare segment membership by line of business as of December 31, 2008 and 2007.
Medicare Membership

	For the Year Ended December 31,
	2008	2007
Medicare
PDP	986,000	983,000
Medicare Advantage	246,000	158,000

Total	1,232,000	1,141,000

     In our Medicare segment, we have just one customer, CMS, from which we receive substantially all of our Medicare segment premium revenue. However, we have two distinct lines of business within our Medicare segment: PDP and Medicare Advantage plans. The following table sets forth information relating to the total premium revenues from each of our PDP and Medicare Advantage lines of business in our Medicare segment for the years ended December 31, 2008 and 2007.
Medicare Segment Revenues

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
		Percentage of Total		Percentage of Total
Customer	Revenue	Segment Revenue	Revenue	Segment Revenue
	(Dollars in thousands)

PDP	$1,055,796	30.2%	1,026,842	39.3%
Medicare Advantage	2,436,225	69.8%	1,586,266	60.7%

Total	$3,492,021	100.0%	$2,613,108	100.0%

     In reviewing our Medicare segment across each state in which we operate, we had only one state, Florida, in which we generated revenue representing 10% or more of our total Medicare segment revenue in 2008. Florida represented 21.6% and 25.0% of our total Medicare segment revenue for the years ended December 31, 2008 and 2007, respectively.
     Our Medicare contracts with CMS all have terms of one year and expire at the end of each calendar year. We currently offer Medicare plans under separate contracts with CMS for each of the states in, and programs under, which we offer such plans. Our current contracts with CMS expire on December 31, 2009.
Our Health and Prescription Drug Plans
     Membership Concentration
     The following table sets forth, as of December 31, 2008, a summary of our membership for all lines of business in each state in which we have more than 5% of our total membership as well as all other states in the aggregate.
Membership Concentration

		Medicare
	Medicaid		Medicare	Total	Percent of Total
State	Members	PDP	Advantage	Membership	Membership
Florida	473,000	79,000	82,000	634,000	25.0%
Georgia	483,000	27,000	11,000	521,000	20.6%
California	—	200,000	7,000	207,000	8.2%
New York	102,000	58,000	32,000	192,000	7.6%
Illinois	135,000	36,000	14,000	185,000	7.3%
Ohio	94,000	41,000	14,000	149,000	5.9%
All other states(1)	13,000	545,000	86,000	644,000	25.4%

Total	1,300,000	986,000	246,000	2,532,000	100.0%

(1)	Represents the aggregate of all states constituting individually less than 5% of total membership.

     Premiums
     We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member varies according to the specific government program and may vary according to many other factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. The premium payments we receive are based upon eligibility lists produced by the government. From time to time, our regulators require us to reimburse them for premiums we received based on an eligibility list that the regulator later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. As a result of these periodic premium rate adjustments and member eligibility determinations, we cannot predict with certainty what our future revenues will be under each of our government contracts even when we believe membership will remain constant.
     For further detail about the CMS reimbursement methodology under the PDP program, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Services/Coverage
     Medicaid
     The Medicaid programs and services we offer to our members vary by state and county and are designed to serve effectively our constituencies in the communities in which we operate. Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.
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
     Our typical professional and ancillary agreements provide for coverage of medically necessary care and have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be cancelled by either party, without cause, upon 90 days written notice.
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
Provider Reimbursement Methods
     Physicians and Provider Groups
     We reimburse some of our PCPs on a fixed fee per-member-per-month, or PMPM, basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the PCP as well as coordination of care from other providers as described above. In certain markets, services such as vaccinations, laboratory or screening services delivered by the PCP may warrant reimbursement in addition to the capitation payment. Further, in some markets, PCPs may also be eligible for incentive payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance. These incentive payments may be paid as a periodic bonus or when submitting documentation of a member’s receipt of services.
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
     For the year ended December 31, 2008, approximately 17% of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 83% were on a fee-for-service basis. During the year ended December 31, 2008, approximately 7% of our payments to physicians serving our Medicare members in CCPs were on a capitated basis and approximately 93% were on a fee-for-service basis.
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
Sales and Marketing Programs
     As of December 31, 2008 and March 13, 2009, our employed sales force consisted of approximately 800 and 700 associates, respectively. We have developed our sales and marketing programs on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in community settings and in coordination with government agencies. We regularly participate in local events and organize community health fairs to promote our products and the benefits of preventive care. We also utilize traditional marketing methods such as direct mail, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, which allows us to better serve a broader set of beneficiaries, including markets requiring specific language skills and cultural knowledge. In addition, we have fee-for-service relationships with independently licensed insurance agents to help us promote our Medicare plans in most markets.
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
     Florida also auto-assigns Medicaid recipients into participating health plans, but historically has permitted direct sales of Medicaid plans as well. However, effective January 1, 2009, the Florida Agency for Health Care Administration (“AHCA”), which oversees the Medicaid program, began prohibiting direct sales to Medicaid recipients for all plans participating in the Florida Medicaid program. Primarily as a result of this change, in September 2008 we eliminated approximately one hundred positions in Florida, most of which were in sales or sales support roles.
     Our Medicare marketing and sales activities are also heavily regulated by CMS and the states. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans and providing information about eligibility requirements. The activities of our independently licensed insurance agents are also covered by CMS’s regulations. As stated above, in February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing to Medicare beneficiaries and enrollments into all lines of our Medicare business.
     On July 15, 2008, The Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated enabling regulations. MIPPA impacts a broad range of Medicare marketing activities, including those relating to telemarketing, means of approaching potential members, cross-selling of products and compensation. Our marketing efforts for Medicare Advantage plans historically have focused on direct mail, outbound telemarketing and print advertising initiatives in conjunction with our sales force and our network of independently licensed insurance agents. However, we modified our use of outbound telemarketing and other Medicare marketing practices to comply with MIPPA. Although we utilized alternative marketing methods during the most recent Medicare enrollment period, we are continuing to evaluate and assess how these MIPPA changes will affect our ability to obtain Medicare Advantage members and how we will use the most effective alternative marketing methods allowed under MIPPA to educate potential members regarding our products and services.
     In addition, our PDP business also benefits from the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. Based on our experience, we expect that the number of members auto-assigned to us will vary year over year. For example, as previously described, we bid above the CMS benchmark in 22 of the 34 CMS regions for plan year 2009 and are ineligible to receive auto-assigned members in these 22 regions. As a result, 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low-income subsidized members disenrolled from our plans in January 2009.
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
     As a result, the number of companies with whom we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program does not specifically restrict the number of participating plans. In contrast, the Georgia Families and PeachCare program awards contracts to just three plans. We currently compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other CCP, PFFS and PDP plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.
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
Regulation
     Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and rules occur frequently.
     To offer Medicare and Medicaid HMO coverage, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. As of December 31, 2008, our health plans were licensed to operate as HMOs in Florida, New York, Connecticut, Illinois, Indiana, Georgia, New Jersey, Ohio, Louisiana, Texas and Missouri.
     To offer Medicare PFFS or PPO coverage, we must be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the organization wishes to offer PFFS or PPO plans. We have three subsidiaries licensed as health indemnity insurers in the 40 states and the District of Columbia in which we offer PFFS or PPO plans as of March 1, 2009. We also offer our Hawaii plans through one of these health indemnity insurers.
     To offer Medicare prescription drug coverage, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. However, CMS has implemented a waiver process to allow PDP sponsors to operate prior to obtaining state licensure if, among other reasons, the state has not acted on a sponsor’s application within a reasonable period of time or does not have a PDP licensing process available to a sponsor. The entities through which we offer our PDP plans are currently licensed in 48 states plus the District of Columbia as of March 1, 2009. In the remaining states, we operate under one of the previously mentioned CMS waivers or other arrangements, which are approved through December 2009.
     As HMOs and insurance companies, our business is regulated by both the state insurance departments and, in some cases in respect of our HMOs, another state agency with responsibility for oversight of HMOs. Generally, the licensing requirements are the same for us as they are for commercial managed health care organizations. We generally must demonstrate to the state that, among other things:
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
     Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. As of December 31, 2008, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio and PFFS operations were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required CAL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.
     The statutory framework for our regulated subsidiaries’ minimum net worth changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York enacted regulations that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. For instance, because the Georgia Medicaid program is still new, all plans operating in Georgia are required to maintain required statutory capital at an RBC level of 125% of CAL. Moreover, as we expand our plan offerings in new states or pursue new business opportunities, such as our PFFS products, we may be required to make additional statutory capital contributions.
     Each of our operating subsidiaries is required to be licensed by each of the states in which it conducts business. Each insurance company is licensed and regulated by the DOI in its domestic state as well as the DOI in each other state, commonly referred to as foreign jurisdiction, in which it operates.  For example, two of our insurance companies that offer our PFFS products are licensed as domestic insurance companies in Arizona and Illinois and operate as foreign insurers in between 38 and 44 other states plus the District of Columbia. Further, each of our HMOs is licensed by the DOI in its domestic state as well as the department of health, or similar agency.
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
     In addition, we must demonstrate that we have the systems required to process enrollment information, report on care and services provided and process claims for payment in a timely fashion. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency.
     Once awarded, our Medicaid government contracts generally have terms of one to four years. Most of these contracts provide for renewal upon mutual agreement of the parties and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.
     Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.
     Medicare
     Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan, such as a CCP, PFFS or PPO benefit plan, in areas where such a plan is offered. Under Medicare Advantage, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, an Original Medicare plan in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.
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
     Along with other Part D plans, including PDPs and Medicare Advantage plans that offer a Part D benefit, or MA-PD, we bid on the Part D benefits in June of each year. Based on the bids submitted, CMS establishes a national benchmark. CMS pays the Part D plans a percentage of the benchmark on a PMPM basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualified for the federal low income subsidy, through which the federal government helps pay the member’s Part D premium and certain other cost sharing expenses.
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
Sales and Marketing: MIPPA places prohibitions and limitations on specified sales and marketing activities under Medicare Advantage and prescription drug plans. Among other things, Medicare plans are no longer permitted to make unsolicited contact with potential members by way of outbound telemarketing and community marketing, offer other types of Medicare products to existing members, provide meals to potential enrollees or approach potential members in common or public areas. These changes are likely to increase our administrative costs of enrolling an individual, and could increase the risk of compliance violations and could have a material adverse effect on our ability to enroll new Medicare members particularly because we have historically relied to a large extent on outbound telemarketing and community marketing to sell our products. Although we utilized alternative marketing methods during the most recent Medicare enrollment period, we are continuing to evaluate and assess how these MIPPA changes will affect our continued ability to obtain Medicare Advantage members and how we will use the most effective alternative marketing methods allowed under MIPPA to educate potential members regarding our products and services.
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
     S-CHIP Programs
     S-CHIP is a health insurance program that is funded jointly by the federal government and states that is designed to help states expand health insurance coverage to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. States have the option of administering S-CHIP through their existing Medicaid programs, creating separate programs, or combining both strategies. Currently, all 50 states, the District of Columbia and all U.S. territories have approved S-CHIP or similar plans, and many states continue to submit plan amendments to further expand coverage under S-CHIP. In January 2009, the U.S. Congress approved the children’s health bill which, among things, reauthorizes and increases federal funding to S-CHIP.
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
     The marketing activities of Medicare managed care plans are strictly regulated by CMS. CMS must approve all marketing materials before they can be used. While current federal law preempts state law except with respect to licensure and solvency requirements, the MIPPA and CMS proposed rules will require additional coordination among health plans, states and CMS. For example, in order for us to be able to continue to offer D-SNPs for those who are dually eligible for both Medicare and Medicaid after 2010, we will have to negotiate contracts with all applicable state Medicaid agencies. For more information about regulations governing our marketing activities, see “Part I – Item 1 – Business – Regulation – Medicare.”
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
     On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes which could result in our incurring substantial costs to improve our operations and services.
     We have a disaster recovery plan that addresses how we recover to an acceptable level of business functionality within stated timelines. Due to ongoing document retention requirements, our ability to recover all business functionality in a timely manner may be impaired. We have a cold-site and business recovery site agreement with a nationally-recognized third party vendor to provide for the restoration of our general support systems at a remote processing center. In 2008, we successfully performed our annual disaster recovery testing for critical business applications defined in our plan.
Employees
     We refer to our employees as associates. As of December 31, 2008, we had approximately 4,100 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

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
     Heath G. Schiesser (age 41) has served as our President and Chief Executive Officer and as a member of our Board since January 2008. Mr. Schiesser originally joined WellCare in 2002 as Senior Vice President of Marketing and Sales. From January 2005 to July 2006, Mr. Schiesser also served as President of WellCare Prescription Insurance. From July 2006 to January 2008, Mr. Schiesser served as Senior Advisor to WellCare. Prior to joining WellCare, Mr. Schiesser worked at the management consulting firm of McKinsey & Company, co-founded an online pharmacy for Express Scripts, and worked in the development of new ventures. A cum laude graduate of Trinity University, Mr. Schiesser received a Master of Business Administration from Harvard Business School.
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
     William Kerr. M.D. (age 43) has served as our Senior Vice President and Chief Medical Officer since August 2007. Prior to joining WellCare, Dr. Kerr served as Vice President of Care Management and eventually Chief Medical Officer of Blue Cross and Blue Shield from November 2004 to August 2007. From September 2000 to November 2004, Dr. Kerr served as Vice President, Professional Networks for Independence Blue Cross. From November 1998 to August 2000, Dr. Kerr served as Regional Medical Director for AmeriHealth of Texas, Inc. Dr. Kerr received his undergraduate degree from the University of Arkansas, magna cum laude, a medical degree from the University of Arkansas for Medical Sciences, and has conducted research at Oxford University.
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
     Thomas F. O’Neil III (age 51) has served as our Senior Vice President, General Counsel and Secretary since April 2008. Prior to joining WellCare, Mr. O’Neil was a partner of the law firm DLA Piper US LLP and its predecessor from June 2002 through March 2008. From December 1995 to June 2002, Mr. O’Neil served as Vice President, Chief Litigation Counsel of MCI Communications Corp., Senior Vice President, Chief Counsel of MCI WorldCom, Inc. and General Counsel of The MCI Group. Earlier in his career Mr. O’Neil was a partner of the law firm of Hogan & Hartson LLP and he served as Assistant U.S. Attorney at the U.S. Department of Justice from March 1986 to December 1989. Mr. O’Neil received his A.B., magna cum laude, from Dartmouth College and his Juris Doctorate from Georgetown University Law Center. Mr. O’Neil is a member of the Board of Regents of

Georgetown University and the Board of Visitors of Georgetown University Law Center.
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
About WellCare
     We were formed in May 2002 when we acquired our Florida, New York and Connecticut health plans. From inception to July 2004, we operated through a holding company that was a Delaware limited liability company. In July 2004, immediately prior to the closing of our initial public offering, that company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc. Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200. Our website is www.wellcare.com. Information contained on our website is not incorporated by reference into this 2008 Form 10-K and such information should not be considered to be part of this report. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS
     Statements contained in this 2008 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in governance regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     We are currently under investigation by federal and state authorities, including AHCA, the U.S. Attorney’s Office for the Middle District of Florida (the “USAO”), the Civil Division of the U.S. Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”). Pursuant to an agreement dated August 18, 2008 with AHCA, the USAO and MFCU, two of our subsidiaries, WellCare of Florida, Inc. and HealthEase of Florida, Inc. (together, the “WellCare Florida HMOs”), agreed to transmit

$35.2 million (the “Transmitted Amount”) to the Financial Litigation Unit of the USAO. The Transmitted Amount was based on our best estimate, as of the effective date of the agreement, of the total potential amount of Medicaid behavioral health capitation refunds that the WellCare Florida HMOs owe or may owe to AHCA for calendar years 2002 through 2006, but did not include any interest, fines, penalties or other assessments that may be imposed against us. Of the total Transmitted Amount, we acknowledged and agreed that the WellCare Florida HMOs would make payment of not less than a total amount of $24.5 million, and therefore we authorized the USAO, AHCA and MFCU to access and distribute the $24.5 million to the appropriate federal and state agencies in accordance with applicable federal and state law. In addition, the parties to the agreement acknowledged and agreed that $10.7 million of the Transmitted Amount would be held in an escrow account pending resolution of all federal and related state claims by the United States or the State of Florida for monetary damages or other financial impositions of any kind arising from, or related to, the investigation by MFCU or the USAO. The amount held in escrow does not limit in any way the ability of federal or state authorities to recover additional amounts, including interest, civil or criminal fines, penalties or other assessments that may be imposed against us, and we cannot make any assurances that the federal or state authorities will not seek or be entitled to recover amounts in excess of the escrowed amounts. The agreement did not, nor should it be construed to, operate as a settlement or release of any criminal, civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law. Furthermore, the agreement does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or criminal liability.
     We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Any resolution of the ongoing investigations being conducted by certain federal and state agencies could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Based on the current status of matters and all information known to us to date, in the year ended December 31, 2007 we recorded selling, general and administrative expense and accrued a liability in the amount of $50.0 million in connection with the resolution of these matters, which is included in the Other accrued expenses item within our Consolidated Balance Sheets as of December 31, 2007, and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have already been reflected in our financial statements; however, we cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.
     We have responded to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program. In addition, the SEC is conducting an informal investigation.
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
     Putative class action complaints were filed against us, as well as certain of our past and present officers and directors on October 26, 2007 and on November 2, 2007, alleging, among other things, numerous violations of securities laws. Subsequent developments in these cases are described below in “Part I – Item 3 – Legal Proceedings.”
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
     We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2008 Form 10-K.
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
     Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in “Part I — Item 3 — Legal Proceedings.” In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.
     In addition, we have incurred significant expenses in connection with the pending investigations and litigation. We maintain directors and officers liability insurance in the amounts of $45.0 million for indemnifiable claims and $10.0 million for non-indemnifiable securities claims. We have met the retention limits under these policies. We also maintain insurance in the amount of $120.0 million which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse effect on our financial condition, results of operations and cash flows.
Continuing negative publicity regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.
     As a result of the ongoing federal and state investigations, shareholder and derivative litigation, restatement of our previously issued financial statements and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, associates, members, vendors and providers. For example, it is possible that the negative publicity and its effect on our work environment could cause our associates to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity may adversely affect our stock price and, therefore, associates and prospective associates may also consider our stability and the value of any equity incentives when making decisions regarding employment opportunities. Additionally, negative publicity may adversely affect our reputation, which could harm our ability to obtain new membership, building or maintaining our network of providers, or business in the future. For example, when making award determinations, states frequently consider the plan’s historical regulatory compliance and reputation. As a result, continuing negative publicity regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.
The investigations and related matters have diverted, and are expected to continue to divert, management’s attention, which may have a material adverse effect on our business.
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
Risks Related to Our Business
We have expended, and expect to continue to expend, significant financial resources as a result of the government and Special Committee investigations, which will reduce our cash available to meet statutory reserve requirements, debt service payments and other corporate obligations for our operations and could have a material adverse effect on our business, financial condition and cash flows.
     Through December 31, 2008, we had incurred a total of approximately $124.1 million in administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses. Approximately $103.0 million of these investigation related costs were incurred in 2008.
     We expect to continue incurring significant additional costs as a result of the federal and state investigations and pending civil actions, including administrative expenses similar to those discussed above, and costs necessary to improve our corporate governance and address other issues that were identified through the restatement and remediation processes. We may also be required to pay significant damages or other amounts in the event of an adverse judgment or settlement. A substantial amount of these costs will not be covered by, or may exceed the limits of, our insurance. If we are unable to obtain additional financing, such payments may limit cash available for our operations and could impair our ability to meet certain statutory capital reserve requirements. Further, if we cannot obtain additional financing, our cash generated by operations may not be sufficient to meet these obligations.
     We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, in the year ended December 31, 2007 we recorded selling, general and administrative expense and accrued a liability in the amount of $50.0 million in connection with the resolution of these matters, which is included in the Other accrued expenses line item within our Consolidated Balance Sheets as of December 31, 2007, and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have already been reflected in our financial statements; however, we cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida. If we were required to pay a significant amount as restitution and/or a fine or penalty in the near term as part of any resolution, it could have a material adverse effect on our business, financial condition and cash flows. For more information related to this accrual, see Note 11 to the consolidated financial statements included in this 2008 Form 10-K.
If we identify a material weakness in our internal control over financial reporting in future periods, it could require us to incur substantial costs and divert management resources in connection with our efforts to remediate these material weaknesses and to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
     We identified material weaknesses in our internal control over financial reporting as of December 31, 2007. Specifically, we concluded that (a) former senior management set an inappropriate tone in connection with the Company’s efforts to comply with the regulatory requirements related to certain Medicaid contracts that led to a deficiency in the design in our internal controls, and therefore a material weakness existed in a portion of the control environment and control activities components of our internal controls, and (b) former senior management’s failure to ensure effective communications regarding certain Medicaid contracts with, among others, our Board and certain regulators resulted in a material weakness in the information and communication system. Solely as a result of the material weaknesses described above, our management also concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
     We cannot be certain that any remedial measures we have taken or intend to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future. It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, our review of the work of the Special Committee. These control deficiencies may represent one or more material weaknesses. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC; result in the need to further restate our historical financial statements; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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
     Our federal and state government contracts are generally subject to cancellation, non-renewal or a potential freeze on marketing or enrollment in the event of the unavailability of adequate program funding, compliance violations or for other reasons. In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required. For example, during 2008, we were subject to a 60-day Medicaid marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices. Further, in February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing to Medicare beneficiaries and enrollments into all lines of our Medicare business. This suspension will remain in effect until CMS has determined that the suspension should be lifted. At this time, we cannot provide any assurances regarding the duration of the suspension and are evaluating the impact that it could have on our results of operations and our business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse affect on our results of operations. In response to the CMS suspension in March 2009, we have made certain changes to our Medicare marketing sales force and are continuing to assess the impact of ceasing marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities to effectively and efficiently meet the needs of the members we serve.
     Some of our contracts are also subject to termination or are only eligible for renewal through annual competitive bidding processes. For example, renewal of our PDP business is subject to an annual bidding process. As previously described, we bid above the CMS benchmark in 22 of the 34 CMS regions for plan year 2009 and are ineligible to receive auto-assigned members in these regions. As a result, 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low-income subsidized members disenrolled from our plans in January 2009. If we are unable to renew or to rebid or compete successfully for any of our existing or potential government contracts, if any of our contracts are terminated, or if any limitations or restrictions are imposed, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
     We are required to report encounter data to our regulators who use the data to monitor what services we provide to our members, determine if services are being under- or over-utilized and evaluate the quality of the services we provide. To do so, our regulators compare our encounter data to certain defined quality metrics such as the Health Effectiveness Data and Information Set (HEDIS®) or unique metrics defined by the particular regulator. Our regulators may also use our encounter data, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance. For example, New York uses encounter data to measure and rate the quality of services health plans offer. Plans that score well on the quality measures as well as certain other performance standards are rewarded with additional premiums and auto-assigned members. Plans that fail to meet the standards for this additional premium and auto-assigned members, including established quality measures, for three consecutive years could be excluded from participation in the New York Medicaid program. Further, Florida has indicated a desire to implement a quality-based auto-assignment program by September 2009. The formula used to determine health plan assignment may utilize, in part, encounter data submissions.
     Failure by our providers to submit key data elements or to conform their submissions to required formats results in deficiencies in our encounter data. We are currently working closely with several states to ascertain or improve the accuracy or completeness of our encounter data. Where we have inaccurate or incomplete encounter data, we are required to expend additional effort to collect or correct this data and we are exposed to regulatory risk for noncompliance. We expect states to increase their reliance on encounter data. Our inability to obtain, or submit in a timely manner, complete and accurate encounter data could significantly affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.
Our estimate of medical benefits expense and medical benefits payable are subject to greater variability when there is more limited claims payment experience or information available to us, which could cause our reported results of operations to be materially different than expected.
     The factors and assumptions that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited claims payment experience or information available to us. For example, from 2004 to 2008, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia. The ultimate claims payment amounts, patterns and trends for new products and geographic areas can not be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Medical cost trends can be volatile and management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs. Actual conditions, however, could differ from those assumed in the estimation process.
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
     We manage our medical benefits expense through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, upgraded information systems and reinsurance arrangements. However, we may not be able to manage these expenses effectively in the future. For example, a hypothetical 1.0% increase in our medical benefits ratio (“MBR”), the ratio of our medical expenses to the premiums we receive and a measure of our profitability, would have reduced our earnings before income taxes for the years ended December 31, 2007 and 2008 by approximately $53.0 million and $64.8 million, respectively. If our medical benefits expense increases, our profitability and results of operations could be materially adversely affected.
We derive a large portion of our Medicaid revenues and profits from operations in Florida and Georgia, and legislative or regulatory actions, economic conditions or other factors that materially adversely affect those operations could have a material adverse effect on our profitability and results of operations.
     For the year ended December 31, 2008, our Florida and Georgia Medicaid health plans accounted for approximately 32.7% and 41.0% of our total Medicaid segment premium revenues, respectively. If we are unable to continue to operate in Florida and Georgia, if our current operations in Florida and Georgia are significantly curtailed, or either Florida or Georgia are unable or unwilling to pay current rates for Medicaid health plans, our revenues and profits will decrease materially. Our reliance on our Medicaid operations in Florida and Georgia could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors. For example, in 2009, Florida implemented Medicaid rates that made it economically unfeasible for us to continue to provide services in the Medicaid reform programs. As a result, we notified the State of Florida that we were withdrawing from these programs effective July 1, 2009, which will result in a loss of approximately 80,000 members. These recent and possible future rate reductions will require us to evaluate our medical benefits and administrative expenses. In Georgia, managed care legislation enacted on July 1, 2008 has resulted in program changes designed to address issues raised by health care providers during program implementation. These changes related to payment of claims, eligibility determination and provider contracting, and may negatively impact revenues and profits for the plan. Further, continued economic slowdowns in Florida and Georgia have negatively impacted state revenues. Consequently, in order to meet state budgetary requirements, Florida or Georgia or both may develop future Medicaid capitation rates that are insufficient to keep pace with our medical trends or inflation, therefore reducing our profitability in those markets and materially adversely affecting our results of operations. Similarly, although the U.S. Congress approved the children’s health bill which, among things, increases federal funding to the S-CHIP and President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business. It is possible that the ultimate impact of these initiatives could be negative.
Negative publicity regarding the managed care industry may have a material adverse effect on our business, financial condition, results of operations and cash flows.
     The managed care industry historically has been subject to negative publicity. This publicity may result in increased legislation, regulation and review of industry practices and, in some cases, litigation. These factors may have a material adverse effect on our ability to market our products and services, require us to change our products and services and increase regulatory or legal burdens under which we operate, further increasing the costs of doing business and materially adversely affecting our business, financial condition, results of operations and cash flows.
The government agencies that regulate us can impose restrictions on our operations, which could have a material adverse effect on our profitability, results of operations and cash flows.
     The government agencies that regulate us may limit or impose restrictions on us, or suspend our right to market to or add new members if it finds deficiencies in our provider network or operations, compliance violations or for other reasons. For example, during 2008, we were subject to a 60-day Medicaid marketing freeze in three counties in Florida resulting from the state’s allegation of wrongful marketing practices. Further, in February 2009, we were notified by CMS that, effective March 7, 2009, we have been sanctioned through a suspension of marketing to Medicare beneficiaries and enrollments into all lines of our Medicare business. This suspension will remain in effect until CMS has determined that it should be lifted. At this time, we cannot provide any assurances regarding the duration of the suspension and we are evaluating the impact that it could have on our results of operations and our business. Nonetheless, we anticipate that our inability to perform marketing activities to, or enroll new Medicare members, as well as any actions that we take in response to the sanction, will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse affect on our results of operations. In response to the CMS suspension in March 2009, we made certain changes to our Medicare marketing sales force and are continuing to assess the impact of suspending marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities to effectively and efficiently meet the needs of the members we serve.
     In addition, a governmental entity may take unilateral action to limit or suspend our ability to enter into additional contracts with that entity in the future, which could constrain our ability to expand our business. For example, in 2009 we terminated our contract with CMS to offer PPO plans in Georgia and, as a consequence, under the terms of our contract with CMS, we are not allowed to re-enter Georgia to offer PPO plans for a period of two years.
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
     Most of our revenues are generated by premiums consisting of fixed monthly payments per member. These payments are fixed by contract, and we are obligated during the contract period, which is generally one to four years, to provide or arrange for the provision of health care services as established by state and federal governments. We have less control over costs related to the provision of health care services than we do over our selling, general and administrative expense. Historically, our medical benefits expense as a percentage of premium revenue has fluctuated within a relatively narrow band. For example, our medical benefits expense was 81.1%, 79.4% and 85.3% for the years ended December 31, 2006, 2007 and 2008, respectively. Further, our regulators set premiums using actuarial methods based on historical data. Actual experience, however, could differ from those assumed in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. If our medical benefits expense exceeds our estimates or our regulators’ actuarial pricing assumptions, we will be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.
Changes in our member mix may have a material adverse effect on our cash flow, profitability and results of operations.
     Our revenues, costs and margins vary based on changes to our membership mix, product mix and the demographics of our membership. Our revenues are generally comprised of fixed payments that are determined by the type of member in our plans. The payments are generally set based on an estimation of the medical costs required to serve members with various demographic and health risk profiles. As such, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for a Medicaid ABD member are generally significantly higher than for a non-ABD member who is otherwise similarly situated. As the result of the previously described CMS suspension of marketing of, enrollments into, all lines of our Medicare business, we may encounter membership mix changes within our Medicare membership which could negatively impact our results of operations. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow, profitability and results of operations.
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
     Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems assists us in, among other things, marketing and sales and membership tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our customer services functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and accurate financial reporting and customer service.
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
     Additionally, events outside our control, including acts of nature such as hurricanes, earthquakes, fires or terrorism, could significantly impair our information systems and applications. To help ensure continued operations in the event that our primary data center operations are rendered inoperable, we have a disaster recovery plan that addresses how we recover to an acceptable level of business functionality within stated timelines. Due to ongoing document retention requirements, our ability to recover all business functionality in a timely manner may be impaired. Therefore, our disaster plan may not operate effectively during an actual disaster and our operations could be disrupted, which would have a material adverse effect on our results of operations.
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
     We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, changes in regulation that could affect competitors differently, new strategic alliances and aggressive marketing practices by other managed care organizations. We compete principally on the basis of premiums and cost-sharing terms, provider network composition, benefits and medical services provided, effectiveness of resolution of calls and complaints, and other factors. For a discussion of the competitive environment in which we operate, see “Part I – Item 1 – Business — Competition.” A number of these competitive elements are partially dependent on, and can be positively affected, by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. Competitors with greater financial resources than us may be better positioned than us to withstand rate compression. Further, we operate in or may attempt to acquire business in programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could hurt our results of operations. In addition, regulatory reform or other initiatives may bring additional competitors into our markets. Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations.
We may not be able to retain or effectively replace our executive officers, other members of management or associates, and the loss of any one or more members of management and their managed care expertise, or large numbers of associates, could have a material adverse effect on our business.
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
     We may not be able to retain our executive officers, other members of management or associates due to some limitations in our compensation arrangements. Historically, the focus of our compensation program has been on equity awards in the form of restricted stock and stock options. Following the commencement of the governmental investigations in October 2007 and the subsequent decline in our stock price, our ability to attract and retain our associates, including our executive officers, whether through equity awards or more generally, became more challenging. To address our retention issues, among other things, we implemented a retention program that expired at the end of 2008, and a severance program that will terminate at the end of 2009. The remaining severance program may not provide sufficient incentives to retain our officers and other associates and we have not established a new severance program to follow after the current program expires in 2009. Additionally, we have not established a similar retention program to replace the prior program that expired at the end of 2008 although we have implemented other programs that are designed to have a retentive affect. Our success is also dependent on our ability to hire and retain qualified management, and technical and medical personnel. The pendency of the ongoing governmental investigations, litigation and related matters and any ongoing restrictions under which we must operate, such as a corporate integrity agreement or third party monitor, could hinder our ability to attract and retain qualified associates. Accordingly, all of these factors may impair our ability to recruit and retain qualified personnel, which could have a material adverse effect on our business.
We do not expect to sustain the rapid rate of growth we have achieved during the past five years, which could be viewed unfavorably by investors.
     Over the past five years we have experienced a rapid rate of growth in our business. We do not foresee growth at the same level of prior years primarily because (i) we believe that our historic rates of growth are unsustainable; (ii) at this time we do not foresee large, one-time opportunities to expand our business, such as the launch of PDPs and the privatization of Georgia Medicaid; and (iii) we intend to divert some resources to strengthen our compliance and operating capabilities. Furthermore, pressure on premium rates or margins could lead us to selectively exit some markets or products. For example, in 2008 we withdrew from the Ohio ABD program and in early 2009 we withdrew from the Florida Medicaid reform counties, in both cases because the premiums we received were insufficient to cover our medical expenses. Finally, recent regulatory changes designed to limit the use of direct and other marketing techniques could cause our rate of membership growth to decline. Accordingly, our business may experience a period of slower growth or contraction in 2009 and beyond, which may be viewed unfavorably by investors.
Ineffective or unsuccessful management of our growth, either generally or with respect to specific products or geographic areas, may have a material adverse effect on our business, results of operations and financial condition.

     We had total revenue of approximately $1.4 billion and $6.5 billion in 2004 and 2008, respectively. Management of our past and future potential growth, either generally or with respect to specific products or geographic areas, could place a significant strain on our management team and other resources. Our ability to manage our growth may depend on our ability to retain and strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. We may need to enhance and augment our current systems and operating environment to ensure system and operational reliability as well as compliance with our current and future contracts. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, the initial substantial costs related to growth could have a material adverse effect on our business, results of operations and financial condition.
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
     From time to time, we are party to various other litigation matters (including the matters discussed in “Part I – Item 3 – Legal Proceedings”), some of which seek monetary damages. We cannot predict with certainty the outcome of any pending litigation or potential future litigation, and we may incur substantial expense in defending these lawsuits or indemnifying third parties with respect to the results of such litigation, which could have a material adverse effect on our financial condition and cash flows.
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
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Our senior secured credit facility also included a revolving credit facility that expired in May 2008. Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our budgets and other requested reports and information, and our inability to maintain certain leverage ratios), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” that were not effected in compliance with the credit agreement). As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased. However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default.

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
     Based on third-party information, we believe that Fairholme Capital Management, L.L.C. (“Fairholme”), who also is our largest shareholder, has purchased approximately 67% of the outstanding balance under our term loan facility. As a holder of a majority of the outstanding balance under our term loan facility, Fairholme has the ability to require the exercise of remedies for default, including accelerating our payment obligations and/or increasing the rate of interest.
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
     We are pursuing financing alternatives to, among other things, increase our unregulated cash balances. Financing alternatives that we are pursuing include, but are not limited to, seeking dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital and pursuing external financing sources. One or more factors may cause us to be unable to raise additional unregulated cash, including, among others:
•	continued turmoil in the financial markets and general adverse economic conditions make it unlikely that we will be able to obtain financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or common stock;

•	the uncertainty created by the ongoing state and federal investigations is adversely affecting our ability to obtain financing;

•	required capital contributions to our regulated subsidiaries are greater than anticipated, resulting from, among other things, lower than expected profitability in our regulated subsidiaries or the imposition of greater capital requirements by state insurance regulators such as the recent request by one of our regulators to contribute a total of approximately $30.0 million in additional statutory capital into two of our HMOs;

•	we are unable to obtain the approval of state regulatory authorities to cause certain of our regulated subsidiaries to declare and pay dividends to us or our non-regulated subsidiaries;

•	management fees received by our non-regulated third-party administrator subsidiary are less than anticipated as a result of lower than expected premium revenues in our regulated subsidiaries;

•	the lenders under our senior secured credit facility accelerate repayment of the outstanding indebtedness thereunder;

•	Florida regulators require the regulated subsidiaries to terminate certain intercompany loan arrangements in the amount of $50.0 million, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” necessitating the borrowing subsidiary to repay in full the amount owed to the Florida regulated subsidiaries, or other restrictions are placed on the use of proceeds from such loans; and/or

•	we are required to pay significant fines or penalties in the near term to resolve one or more of the federal or state investigations or we do not prevail in one or more of the actions described under “Part I – Item 3 – Legal Proceedings.”
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
     We have outstanding indebtedness as of December 31, 2008 of approximately $152.8 million under our senior secured credit facility. As noted above, our senior secured credit facility is currently in default and the lenders have the right to exercise remedies for default, including, among others, accelerating the amounts due under the credit facility, increasing the rate of interest and preventing us from accessing funds held by certain of our regulated subsidiaries. As of the date hereof, the lenders have not exercised any such remedies for default, but we cannot provide any assurance that they will not do so in the future. In the absence of the exercise of remedies by the lenders, our senior secured credit facility becomes due and payable on May 13, 2009. The required repayment of the outstanding balance will materially reduce our outstanding cash balances unless we are able to refinance this debt.
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
     Our credit facility is secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our regulated subsidiaries directly held by our non-regulated entities. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, such as the obligation to provide the lenders audited financial statements, it may result in one or more events of default. As a result of the on-going investigations discussed in Note 11, the Company has been unable to satisfy a number of its obligations under the Credit Agreement, including providing audited financial statements, annual financial plans and other information sought by the lenders under the Credit Agreement. Consequently, since November 2007 the Company has been in technical default under the terms of this Credit Agreement. In addition, since September 30, 2008, the Company was in default of certain covenants set forth in the Credit Agreement requiring the Company to maintain certain leverage ratios. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. To date, the lenders have not accelerated any amounts outstanding under the credit facility, proceeded against the collateral securing the indebtedness or exercised other remedies, but we cannot assure you that they will not do so in the future. If the lenders accelerate the amounts outstanding under the credit facility, proceed against the collateral securing the indebtedness or exercise other remedies, our business, financial condition and cash flows could be materially adversely affected.
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
     As of December, 31, 2008, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually anywhere from seven to 35 days. Recently, auctions for some of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 31 years) to realize our investments’ recorded value.
     If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
Risks Related to Being a Regulated Entity
CMS’s risk adjustment payment system makes our revenue and profitability difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations.
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
     On February 22, 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between Original Medicare and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that

Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. CMS found that the overall risk scores of “stayers” (a CMS term referring to those persons who were enrolled either in the same Medicare Advantage plan or in Original Medicare during the study periods) in Medicare Advantage increased more than those of Original Medicare stayers. Accordingly, in the 2009 Advance Notice of Methodological Changes for Calendar Year 2009 for Medicare Advantage Capitation Rates and Part D Payment Policies, CMS summarized findings from its analysis of risk scores over the 2004-2006 time period and proposed to apply a coding difference adjustment to contracts whose disease scores for stayers exceeded fee-for-service by twice the industry average. The agency proposed to apply an adjustment that was calculated based on those contracts that fell above the threshold. In response to the Advance Notice, CMS received a significant number of comments on the proposed adjustment for Medicare Advantage coding differences, most of which disagreed with the view that CMS had identified differences in coding patterns between Medicare Advantage and fee-for-service Medicare. CMS then decided not to make a coding intensity adjustment for 2009. On February 20, 2009, CMS published the 45-day advance notice for the 2010 preliminary rating methodology. For calendar year 2010, a negative coding intensity adjustment factor will apply to all managed care plans. Plans will receive final rates for 2010 in April 2009. If the coding intensity adjustment factor is implemented as proposed, this would result in a significant decrease in our Medicare revenues.
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
     We are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2009, Florida implemented Medicaid rates that made it economically unfeasible for us to continue to participate in the Medicaid reform programs. As a result, we notified the State of Florida that we were withdrawing from these programs effective July 1, 2009, which will result in a loss of approximately 80,000 members. New legislation in Georgia related to payment of claims, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.
     Similar to Medicaid, reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability. The MMA permits premium levels for certain Medicare plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. The federal government also has passed legislation that phases out Medicare Advantage budget neutrality payments through 2011, which impacts premium increases over that timeframe. The U.S. Congress is considering other reductions to rates or other changes to Medicare Part D which could also have a material adverse effect on our results of operations. CMS recently announced preliminary 2010 Medicare Advantage payment rates which are between 4% and 5% below 2009 rates. Assuming the 20% physician rate cut implicit in the rates is not enacted, the following are among the events that are likely to occur: member benefits will be reduced; member premiums will be increased; and margins will decline. These events are likely to have a negative affect on our 2010 operating results and membership.
     In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to under Medicare and other government programs. Similarly, although the U.S. Congress approved the children’s health bill which, among things, increases federal funding to S-CHIP and President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business.
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
     We are currently undergoing standard periodic audits by several Departments of Insurance and CMS to verify compliance with our contracts and applicable laws and regulations. In 2008, CMS completed its routine comprehensive audit of all of our Medicare operations. CMS’s audit report indicates that we are deficient in a number of areas. We implemented corrective action plans to address CMS’s findings, but in February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing to Medicare beneficiaries and enrollments into all lines of our Medicare business. This suspension will remain in effect until CMS determines that the suspension should be lifted. Among other areas, CMS’s decision was based on findings of deficiencies in our enrollment and disenrollment operations; appeals and grievances; timely and proper responses to beneficiary complaints and requests for assistance; and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot provide any assurances regarding the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to perform marketing activities to Medicare beneficiaries, or enroll new Medicare members into our plans, as well as any actions that we take in response to the sanctions, will have a material adverse affect on our results of operations and business in 2009 and potentially beyond.
We are subject to laws and government regulations that may delay, deter or prevent a change of control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to shareholders.

     We are subject to state laws regarding insurers and HMOs that are subsidiaries of insurance holding companies that require prior regulatory approval for any change of control of an HMO or insurance subsidiary. For purposes of these laws, in most states “control” is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity, subject to certain exceptions. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter into transactions that some or all of our shareholders find favorable.
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
     We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2008 Form 10-K.
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
     Our operations are conducted through licensed HMO and insurance subsidiaries. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity. For example, New York adopted regulations that increase the capital reserve requirement by 150% over an eight-year period. The phased-in increase in reserve requirements to which our New York plan is subject will, over time, materially increase our reserve requirements in New York. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the NAIC. As of December 31, 2008, our operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri and Ohio, and our PDP and PFFS operations, were subject to such guidelines.
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
     We derive a substantial portion of our Medicare revenues from our PDP operations. Our ability to operate our PDP plans profitably depends on our ability to attract members, to price our plans appropriately, to continue to develop core systems and processes, to manage our medical expenses related to these plans and other factors. We do not know whether we will be able to sustain our PDP operations profitability over the long-term, and our failure to do so could have a material adverse effect on our profitability and results of operations. There are numerous factors that could have a materially adverse effect on our PDP operations, as well our Medicare Part D and other plans in general. Those that are particularly applicable to our PDP operations include:
•	Risk corridors: The MMA provides for “risk corridors” that are designed to limit to some extent the losses PDP plans would incur if the medical expenses exceed the reimbursement to be received from CMS. These risk corridors are designed to widen over time. The risk corridors for 2006 and 2007 provided more protection against excess losses than are available for 2008 and future years as the thresholds increase and the reimbursement percentages decrease. Reimbursement or other reconciliations from CMS could be delayed, which could cause us to incur more up-front costs for operating the program.

•	Annual Bidding: Along with other Part D plans, including PDPs and MA-PDs, we bid on Part D benefits in June each year. Based on the bids submitted, CMS establishes a national benchmark. Plans that bid below the benchmark are eligible to have members automatically assigned to them. Consequently, our ability to bid below the benchmark impacts our ability to receive automatically assigned members. As previously described, we bid above the CMS benchmark in 22 of the 34 CMS regions for plan year 2009 and are ineligible to receive auto-assigned members in these regions. As a result, 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low-income subsidized members disenrolled from our plans in January 2009.

•	Competition: We have encountered competition from other PDP plans, some of which may have significantly greater resources and brand recognition than we do, and new PDP plans are entering the business. During the annual bidding process described above, we compete with other plans to bid below the CMS benchmark for auto-assigned members. During the annual open-enrollment period, we compete with other PDP plans to obtain members who can select their PDP plan. We cannot predict whether we will be able to continue to compete effectively in this market.
Those factors that apply to all of our Medicare plans, including PDP and Part D, include:
•	Membership: Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP plan at any time, and certain other Medicare beneficiaries also may have a limited ability to disenroll from the plan they initially select and choose a different PDP plan. All Medicare beneficiaries are able to change PDP plans during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDP plans, and we may not be able to attract new PDP members.

•	Benefits expense: We may experience higher benefits expense as a result of an increase in the cost of pharmaceuticals, possible changes in our pharmacy rebate program with drug manufacturers, higher than expected utilization and new mandated benefits or other regulatory changes that increase our costs.

•	Regulatory and administration: CMS may alter the Medicare Part D program in a manner that could be detrimental to us.

•	Utilization of benefits: We make actuarial assumptions about the utilization of benefits in our PDP plans. Because our membership mix changes in this program from year to year, our assumptions are based on data that may not be applicable to our current PDP membership base and we cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.
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
Sales and Marketing: MIPPA places prohibitions and limitations on specified sales and marketing activities under Medicare Advantage and prescription drug plans. Among other things, Medicare plans are no longer permitted to make unsolicited contact with potential members by way of outbound telemarketing and community marketing, offer other types of Medicare products to existing members, provide meals to potential enrollees or approach potential members in common or public areas. These changes are likely to increase our administrative costs of enrolling an individual, and could increase the risk of compliance violations and could have a material adverse effect on our ability to enroll new Medicare members particularly because we have historically relied to a large extent on outbound telemarketing and community marketing to sell our products. Although we utilized alternative marketing methods during the most recent Medicare enrollment period, we are continuing to evaluate and assess how these MIPPA changes will affect our ability to obtain Medicare Advantage members and how we will use the most effective alternative marketing methods allowed under MIPPA to educate potential members regarding our products and services.
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
     If a state in which we operate approves a budget that includes inadequate program funding, our contracts with that state are subject to cancellation by the state. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Budget problems in the states in which we operate could result in decreases or limited increases in the premiums paid to us by the states. In some instances, it may result in the postponement of payment until additional funding sources are available. For example and as described above, in February 2009, we determined that it was economically unfeasible for us to continue participating in the Medicaid reform program after Florida notified us that it was reducing our reimbursement rates. Consequently, we notified the State of Florida that we were withdrawing from the Medicaid Reform program effective July 1, 2009, which will result in a loss of approximately 80,000 members. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our profitability and free cash available for operations and capital reserve requirements.
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
     As of December 31, 2008, we had outstanding options to purchase 4,278,118 shares of our common stock, of which 1,463,630 were exercisable, at a weighted average exercise price of $39.26 per share. From time to time, we may issue additional options to associates, non-employee directors, consultants and others pursuant to our equity incentive plans.

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
Item 2. Properties.
     Our principal administrative, sales and marketing facilities are located at our headquarters in Tampa, Florida. We currently occupy approximately 389,000 square feet of office space in the Tampa facility under a lease whose term is scheduled to expire in various phases from 2011 through 2016. Our corporate headquarters in Tampa, Florida are used in all of our lines of business. We also lease office space for our health plans in Florida, New York, Illinois, Indiana, Connecticut, Georgia, Ohio, Louisiana, Hawaii, New Jersey, Missouri and Texas. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.
Item 3. Legal Proceedings.
     Set forth below is a description of the current status of the investigations, actions and lawsuits arising from or consequential to the Restatement and Special Committee investigation:
     Government Investigations
     We are currently under investigation by several federal and state authorities, including AHCA, the USAO, the Civil Division, the OIG and MCFU. We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, in the year ended December 31, 2007 we recorded selling, general and administrative expense and accrued a liability in the amount of $50.0 million in connection with the resolution of these matters, which is included in the Other accrued expenses line item within our Consolidated Balance Sheets as of December 31, 2007, and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have already been reflected in our financial statements; however, we cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida. For more information related to this accrual, see Note 11 to the consolidated financial statements included in this 2008 Form 10-K.
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
     We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2008 Form 10-K.
     Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Securities Exchange Act of 1934, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions have been consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. Briefing on this motion is continuing. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are purportedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. Briefing on these motions is continuing. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
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
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
     Our common stock is listed on the New York Stock Exchange under the symbol “WCG.” The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2008
First Quarter ended March 31, 2008	$58.73	$31.30
Second Quarter ended June 30, 2008	$55.73	$34.01
Third Quarter ended September 30, 2008	$45.65	$26.30
Fourth Quarter ended December 31, 2008	$35.86	$6.12

2007
First Quarter ended March 31, 2007	$90.49	$68.25
Second Quarter ended June 30, 2007	$94.25	$78.89
Third Quarter ended September 30, 2007	$110.94	$88.34
Fourth Quarter ended December 31, 2007	$128.42	$20.81
     The last reported sale price of our common stock on the New York Stock Exchange on March 13, 2009 was $8.37. As of March 12, 2009, we had approximately 36 holders of record of our common stock.
Performance Graph
     The following graph compares the cumulative total stockholder return on our common stock for the period from July 1, 2004, the date shares of our common stock began trading on the NYSE, to December 31, 2008 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Amerigroup Corporation, Centene Corporation, Cigna Corp., Coventry Health Care Inc., Health Net Inc., HealthSpring, Inc., Humana, Inc., Molina Healthcare, Inc., Unitedhealth Group, Inc., Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the custom composite index on July 1, 2004. The graph also assumes the reinvestment of dividends and is weighted according to the respective company’s stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among WellCare Health Plans, Inc., The S&P 500 Index,
The Custom Composite Index (12 Stocks)
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

Unregistered Issuances of Equity Securities
     During the quarterly period ended December 31, 2008, we sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):
•	On November 3, 2008, we issued 10,000 restricted shares of our common stock to Timothy Susanin in connection with his appointment as our Vice President & Chief Counsel, Dispute Management. The issuance was made pursuant to the exemption provided under Section 4(2) of the Act, based on representations made by Mr. Susanin. A nominal sum was paid by Mr. Susanin to cover the par value of the shares.
Issuer Purchases of Equity Securities
     We do not have a stock repurchase program. However, during the quarter ended December 31, 2008, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
October 1, 2008 through October 31, 2008	11,716	$27.55	(2)	N/A	N/A

November 1, 2008 through November 30, 2008	2,373	$16.20	(3)	N/A	N/A

December 1, 2008 through December 31, 2008	1,214	$11.35	(4)	N/A	N/A

Total during quarter ended December 31, 2008	15,303	$21.61	(5)	N/A	N/A

(1)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested). We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

(2)	The weighted average price paid per share during the period was $21.69.

(3)	The weighted average price paid per share during the period was $19.98.

(4)	The weighted average price paid per share during the period was $11.64.

(5)	The weighted average price paid per share during the period was $20.41.
Item 6. Selected Financial Data.
     The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 2008 Form 10-K. The data for the years ended December 31, 2006, 2007 and 2008, and as of December 31, 2007 and 2008 is derived from consolidated financial statements included elsewhere in this 2008 Form 10-K. The data for the years ended December 31, 2004 and 2005 and as of December 31, 2004, 2005, and 2006 is derived from audited financial statements not included in this 2008 Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share data)
Consolidated and Combined Statements of Income:
Revenues:
Premium:
Medicaid	$1,042,026	$1,343,800	$1,906,391	$2,691,781	$2,991,049
Medicare	334,760	504,501	1,679,652	2,613,108	3,492,021

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share data)
Other(1)	1,137	—	—	—	—

Total premium	1,377,923	1,848,301	3,586,043	5,304,889	6,483,070
Investment and other income	4,307	17,042	49,919	85,903	38,837

Total revenues	1,382,230	1,865,343	3,635,962	5,390,792	6,521,907
Expenses:
Medical benefits:
Medicaid	849,333	1,093,180	1,555,819	2,136,710	2,537,422
Medicare	275,347	412,208	1,351,471	2,076,674	2,992,794
Other(1)	(940)	—	—	—	—

Total medical benefits	1,123,740	1,505,388	2,907,290	4,213,384	5,530,216
Selling, general and administrative	171,257	259,491	496,396	766,648	933,418
Depreciation and amortization	7,715	9,204	17,170	18,757	21,324
Interest	10,165	13,562	14,087	14,035	11,780
Goodwill impairment	—	—	—	—	78,339

Total expenses	1,312,877	1,787,645	3,434,943	5,012,824	6,575,077

Income (loss) before income taxes	69,353	77,698	201,019	377,968	(53,170)
Income tax expense (benefit)	26,906	30,330	79,790	161,732	(16,337)

Net income (loss)	$42,447	$47,368	$121,229	$216,236	$(36,833)

Net income (loss) per share:
Net income (loss) per share — basic	$1.46	$1.26	$3.08	$5.31	$(0.89)
Net income (loss) per share — diluted	$1.34	$1.21	$2.98	$5.16	$(0.89)

	As of December 31,
	2004	2005	2006	2007	2008
Operating Statistics:
Medical benefits ratio — consolidated(2)(3)(4)	81.6%	81.4%	81.1%	79.4%	85.3%
Medical benefits ratio — Medicaid(2)	81.3%	81.3%	81.6%	79.4%	84.8%
Medical benefits ratio — Medicare(2)	82.3%	81.7%	80.5%	79.5%	85.7%
Medical benefit ratio — other(1)(2)	(82.7)%	—	—	—	—
Selling, general and administrative expense ratio(5)	12.4%	13.9%	13.7%	14.2%	14.3%
Members — consolidated	747,000	855,000	2,258,000	2,373,000	2,532,000
Members — Medicaid	701,000	786,000	1,245,000	1,232,000	1,300,000
Members — Medicare	46,000	69,000	1,013,000	1,141,000	1,232,000

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	397,627	421,766	964,542	1,008,409	1,181,922
Total assets	803,386	896,343	1,664,298	2,082,731	2,203,461
Long-term debt (including current maturities)	183,501	182,061	155,621	154,581	152,741
Total liabilities	501,558	535,793	1,127,239	1,274,840	1,397,632
Total stockholders’/members’ equity	301,828	360,550	537,059	807,891	805,829

(1)	Other premium revenue and other medical benefits relates to our commercial business, which ceased operations beginning May 2004.

(2)	Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.

(3)	As a result of the restatement and investigation, we were delayed in filing our 2007 Form 10-K. Due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K. We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 were based on actual claims paid. The difference between our actual claims paid for this period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR. Thus, Medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.

(4)	As discussed above, due to the delay in filing our 2007 Form 10-K, the Company was able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. Therefore, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $92.9 million, or 1.4%, higher than it otherwise would have been if we had filed our 2007 Form 10-K on time.

(5)	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total revenue and excludes depreciation and amortization expense for purposes of determining the ratio.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” beginning on Page 47 and our combined and consolidated financial statements and related notes appearing elsewhere in this 2008 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this 2008 Form 10-K.
Overview
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
     We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, in the year ended December 31, 2007 we recorded selling, general and administrative expense and accrued a liability in the amount of $50.0 million in connection with the resolution of these matters, which is included in the Other accrued expenses line item within our Consolidated Balance Sheets as of December 31, 2007, and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have already been reflected in our financial statements; however, we cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.
     As discussed in more detail below, investigations and related matters have caused us to expend significant financial resources. As of December 31, 2008, we had spent a cumulative amount of approximately $124.1 million on administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses. Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008. We expect to continue incurring significant additional costs in 2009 as a result of the federal and state investigations and pending civil actions, including administrative expenses and costs necessary to improve our corporate governance and address other issues that were identified.
     Current Cash Position
     As of December 31, 2008, our consolidated cash and cash equivalents were approximately $1,181.9 million. As of December 31, 2008, our consolidated investments were approximately $125.1 million. As of December 31, 2008, we had unregulated cash of approximately $147.7 million and unregulated investments of approximately $4.9 million.
     On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. The proceeds of such dividends are reflected in our unregulated cash balances as of December 31, 2008, with the exception of the dividends received on January 2, 2009.

     Our Credit Facility and Near-Term Cash Obligations
     As previously disclosed, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Our senior secured credit facility also included a revolving credit facility that expired in May 2008. Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due. However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due. In particular, the timing and amount of any potential resolution of pending investigations by the USAO, the Civil Division, the OIG and the State of Florida are uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility. Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements, which total approximately $50.0 million, to be terminated. In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.
     We also have a number of other near-term obligations, including currently anticipated capital contributions to certain of our regulated subsidiaries or the imposition of greater capital requirements by state insurance regulators such as the recent request by one of our regulators to contribute a total of approximately $30.0 million in additional statutory capital into two of our HMOs. In addition, we anticipate significant costs associated with the government and Special Committee investigations, including legal, accounting and consulting fees, and employee recruitment and retention costs. For a detailed discussion of our financing needs, the financing challenges we face and the initiatives we are pursuing to increase our unregulated cash, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Business and Financial Outlook
     General Economic, Political and Financial Market Conditions
     As a result of economic uncertainty, many of the states in which we operate have experienced significant fiscal challenges, which are likely to result in budget deficits. In light of these budgetary challenges, the Medicaid segment premiums we receive likely will not keep pace with anticipated medical expense increases. While the economic downturn may increase the number of Medicaid recipients under current eligibility criteria, states may revise the eligibility criteria to reduce the number of people who are eligible for our plans. On February 20, 2009, CMS published the 45-day advance notice for the 2010 preliminary rating methodology. For calendar year 2010, a negative coding intensity adjustment factor will apply to all managed care plans. Plans will receive final rates for 2010 in April 2009. If the coding intensity adjustment factor is implemented as proposed, this would result in a significant decrease in our Medicare revenues. These events are likely to have a negative effect on our 2010 operating results and membership. Furthermore, federal budgetary challenges or policy changes could result in rates that do not keep pace with anticipated medical expense increases, which could have a material adverse effect on our performance in the Medicaid or Medicare segments.
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
     In particular, we are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2009, Florida implemented Medicaid rates that made it economically unfeasible for us to continue to provide services in certain counties and programs. As a result, we notified the State of Florida that we were withdrawing from the Medicaid reform programs effective July 1, 2009, which will result in a loss of approximately 80,000 members. New or proposed legislation in Georgia related to payment of claims, program design, eligibility determination and provider contracting, may negatively impact revenues and profits for the plan in 2009 and beyond. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.
          In January 2009, the new presidential administration took office. Although the new administration and recently elected U.S. Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to Medicare Advantage and other government programs. Similarly, although the U.S. Congress approved the children’s health bill which, among things, increases federal funding to the S-CHIP and President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business. It is possible that the ultimate impact of these initiatives could be negative.
     Medicare Competition; PDP Outlook
     In our Medicare segment, we are experiencing increased competition. As the result of the Part D bidding process for plan year 2009, we bid above the benchmark in 22 of the 34 regions. As a result, as of December 31, 2008, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans. In addition, approximately 28,000 low income subsidized members disenrolled from our plans in January 2009. We estimate that, based on these factors as well as new members choosing to enroll in our plans, new auto-assignment of members and other factors, our revenues generated from our PDP plans will decrease significantly for 2009. In addition, several changes to the Medicare program resulting from MIPPA that became effective in 2008 could increase competition for our existing and prospective members, which could adversely affect our revenues.
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
     Membership and Trends
     We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children, and the aged, blind and disabled. As of December 31, 2008, we served approximately 2,532,000 members. Most of our revenues are generated by premiums consisting of fixed monthly payments per member.
     We currently anticipate that our revenues and medical benefits expenses for fiscal years 2009 will be higher than in prior periods due to the changes in the numbers and demographic mix of membership principally occurring in our Medicare Advantage plans and Ohio Medicaid market, and, effective in 2009, in Hawaii. As the composition of our membership base continues to change as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, we expect a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow, profitability and results of operations.
     In February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business. This suspension will remain in effect until CMS determines that it should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities. We are working closely with CMS to address their concerns. At this time, we cannot estimate the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to enroll new Medicare members will have a material negative affect on our results of operations and business in 2009 and potentially beyond. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations. In response to the CMS suspension in March 2009, we made certain changes to our Medicare marketing sales force and are continuing to assess the impact of suspending marketing activities and the resulting loss of membership to determine what effect, if any, this action will have on our staffing needs and other operational capabilities to effectively and efficiently meet the needs of the members we serve.
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
Basis of Presentation
     The consolidated balance sheets, statements of operations, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Our Segments
     We have two reportable business segments: Medicaid and Medicare.
     Medicaid
     Medicaid was established to provide medical assistance to low income and disabled persons, and is state operated and implemented, although it is funded and regulated by both the state and federal governments. For a more detailed description of our Medicaid segment, please see “Item 1 – Business – Our Segments.” As of December 31, 2008, we had approximately 1,300,000 Medicaid members. The following table summarizes our Medicaid segment membership by line of business as of December 31, 2008 and 2007:

	Medicaid Membership
	As of December 31,
	2008	2007
Medicaid
TANF	1,039,000	927,000
S-CHIP	164,000	203,000
SSI	75,000	72,000
FHP	22,000	30,000

Total	1,300,000	1,232,000

     For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In 2007 and 2008, we had two customers, the states of Florida and Georgia, from which we received 10% or more of our Medicaid segment premiums revenues.
     Medicare
     Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits, and is administered and funded by CMS. For a more detailed description of our Medicare segment, please see “Item 1 – Business – Our Segments.” As of December 31, 2008, we had approximately 1,232,000 Medicare members.

	Medicare Membership
	As of December 31,
	2008	2007
Medicare
PDP	986,000	983,000
Medicare Advantage	246,000	158,000

Total	1,232,000	1,141,000

     In our Medicare segment, we have just one customer, CMS, from which we receive substantially all of our Medicare segment premium revenue.
Our Health and Prescription Drug Plans
     Premiums
     We receive premiums from state and federal agencies for the members who are assigned to us, or who have selected us to provide health care services under Medicaid and Medicare. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period and we are generally unable to change the premium rates during the contract year. The premiums we receive vary according to the specific government program and vary according to many factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. These premiums are subject to adjustment by our government clients throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. The premium payments we receive are based upon eligibility lists produced by the government. As a result of these periodic premium rate adjustments and member eligibility determinations, we cannot predict with certainty what our future revenues will be under each of our government contracts even when we believe membership is remaining constant.
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
     Medical Benefits Expense
     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member and fee-for-service as well as risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management. Capitation payments represented 11.0% and 12.0% of our total medical benefits expense for the years ended December 31, 2007 and 2008, respectively. Other components of medical benefits expense are variable and require estimation and ongoing cost management.
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
     Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported (“IBNR”). We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a PMPM basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services. Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2006, 2007 and 2008 were approximately 13.0%, 11.0% and 12.0% of total medical benefits expense, respectively.

     Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits payable represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR.
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
     The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. For example, from 2004 to 2008, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience. With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.
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
     The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2008, 2007 and 2006:

	As of December 31,
		% of		% of		% of
	2008	Total	2007	Total	2006	Total
	(Dollars in thousands)

Claims adjudicated, but not yet paid	$77,117	10%	$68,948	13%	$43,066	9%
IBNR	689,062	90%	469,198	87%	417,662	91%

Total Medical benefits payable	$766,179		$538,146		$460,728

     The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31,
	2008	2007	2006
		(Dollars in thousands)

Balances as of beginning of period	$538,146	$460,728	$223,674

Medical benefits incurred related to:
Current period	5,538,262	4,313,581	2,954,427
Prior periods	(8,046)	(100,197)	(47,137)

Total	5,530,216	4,213,384	2,907,290

Medical benefits paid related to:
Current period	(4,848,440)	(3,781,425)	(2,492,992)
Prior periods	(453,743)	(354,541)	(177,244)

Total	(5,302,183)	(4,135,966)	(2,670,236)

Balances as of end of period	$766,179	$538,146	$460,728

     Medical benefits payable recorded at December 31, 2005, 2006 and 2007 developed favorably by approximately $47.1 million, $100.2 million and $8.0 million, respectively. The decreases in medical benefits payable are the amounts incurred related to prior years; 2008 related to 2007, 2007 related to 2006, and 2006 related to 2005, which were primarily attributable to favorable development in our key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions.
     Goodwill and intangible assets. We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, membership contracts, trademarks, non-compete agreements, state contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.
     During 2006, we acquired 100% of the stock of three companies through which we operate our Medicare PFFS business. The purchase price allocated to intangible assets consisted of state licenses in the amount of $4.3 million.
     We evaluate whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. We must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. Based on the current general economic conditions and outlook, we performed an analysis of the underlying valuation of Goodwill at December 31, 2008. Based on the valuation performed, we determined that the Goodwill associated with our Medicare reporting unit was impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. We recorded an expense of $78.3 million to Goodwill impairment, and a corresponding amount to Goodwill to reflect its fair value as presented in the Consolidated Balance Sheet.
Results of Operations
     The following table sets forth our consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Total Revenues
	For the Year Ended December 31,
	2008	2007	2006
Statement of Operations Data:
Revenues Premium	99.4%	98.4%	98.6%
Investment and other income	0.6%	1.6%	1.4%

Total revenues	100.0%	100.0%	100.0%
Expenses:
Medical benefits expense	84.8%	78.2%	80.0%
Selling, general and administrative	14.3%	14.2%	13.7%
Depreciation and amortization	0.3%	0.3%	0.5%
Interest	0.2%	0.3%	0.4%
Goodwill impairment	1.2%	—%	—%

Total expenses	100.8%	93.0%	94.6%

Income before income taxes	(0.8)%	7.0%	5.4%
Income tax expense	(0.2)%	3.0%	2.2%

Net income	(0.6)%	4.0%	3.2%

     One of our primary management tools for measuring profitability is our MBR. Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to IBNR claims. We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers. Although MBRs play an important role in our business strategy, we may be willing to enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
     Premium revenue. For the year ended December 31, 2008, total premium revenue increased $1,178.2 million, or 22.2%, to $6,483.1 million from $5,304.9 million for the same period in the prior year due to increases in premium revenue in both the Medicaid and Medicare segments, as discussed below. Total membership grew by 159,000 members, or 6.7%, from 2,373,000 at December 31, 2007 to 2,532,000 at December 31, 2008.

	Premium Revenues and Membership
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Revenues	$6,483.1	$5,304.9
Membership	2,532,000	2,373,000
     Medicaid. For the year ended December 31, 2008, Medicaid segment premium revenue increased $299.3 million, or 11.1%, to $2,991.1 million from $2,691.8 million for the same period in the prior year. The increase in Medicaid segment revenue was primarily due to increases in membership, as well as premium rate increases in certain of our markets. Medicaid membership grew from 1,232,000 members at December 31, 2007 to 1,300,000 at December 31, 2008.

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Revenues	$2,991.1	$2,691.8
% of Total Premium Revenues	46.1%	50.7%

Membership	1,300,000	1,232,000
% of Total Membership	51.3%	51.9%
     Medicare. For the year ended December 31, 2008, Medicare segment premium revenue increased $878.9 million, or 33.6%, to $3,492.0 million from $2,613.1 million for the same period in the prior year. Growth in our PFFS product contributed $865.0 million of the change in revenue. Membership within the Medicare segment grew by 91,000 members, or 8.0%, from 1,141,000 members at December 31, 2007 to 1,232,000 members at December 31, 2008, principally due to growth in the PFFS product launched in 2007.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Revenues (in millions)	$3,492.0	$2,613.1
% of Total Premium Revenues	53.9%	49.3%

Membership	1,232,000	1,141,000
% of Total Membership	48.7%	48.1%
     Investment and other income. For the year ended December 31, 2008, investment and other income decreased approximately $47.1 million, or 54.8%, to $38.8 million from $85.9 million for the same period in the prior year. The decrease is primarily due to an overall decrease in invested assets, coupled with a lower interest rate environment. The decrease is also attributable to the non-recurring gain from the settlement of a legal matter in the amount of approximately $9.0 million, which was recorded 2007. A similar gain did not occur in the fiscal year 2008.
     Medical benefits expense. For the year ended December 31, 2008, total medical benefits expense increased $1,316.8 million, or 31.3%, to $5,530.2 million from $4,213.4 million for the same period in the prior year due to membership increases, primarily in our Medicare Advantage products. The demographic mix of our members and overall increased utilization patterns and costs of our members accounted for the majority of the remaining change. Our MBR was 85.3% for the year ended December 31, 2008 compared to 79.4% for the same period in the prior year.

	Medical Benefits Expense
	For the Year Ended December 31,
	2008		2007
	(Dollars in millions)
Medical Benefits Expense	$5,530.2		$4,213.4
Non-recurring IBNR adjustment	(92.9	)(1)	92.9 (2)

Medical Benefits Expense as adjusted	$5,437.3		$4,306.3

MBR as reported	85.3%		79.4%
MBR as adjusted	83.9%		81.2%

(1)	We believe that Medical Benefits Expense as adjusted for the year ended December 31, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. Due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $92.9 million higher than it otherwise would have been if we had filed our 2007 Form 10-K on time. Consequently, we believe that Medical Benefits Expense as adjusted for the year ended December 31, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

(2)	We believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing our 2007 Form 10-K. The most directly comparable GAAP measure is Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing the 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for year ended December 31, 2007 were based on actual claims paid. The difference between Medical Benefits Expense and Medical Benefits Expense as adjusted is approximately $92.9 million. Thus, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.
     Medicaid. For the year ended December 31, 2008, medical benefits expense increased $400.7 million, or 18.8%, to $2,537.4 million from $2,136.7 million for the same period in the prior year. Our Medicaid MBR was 84.8% for the year ended December 31, 2008 compared to 79.4% for the same period in the prior year.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2008		2007
	(Dollars in millions)
Medicaid Medical Benefits Expense	$2,537.4		$2,136.7
Non-recurring IBNR adjustment	(39.5	)(1)	39.5 (2)

Medicaid Medical Benefits Expense as adjusted	$2,497.9		$2,176.2

MBR as reported	84.8%		79.4%
MBR as adjusted	83.5%		80.8%

(1)	We believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. Due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $39.5 million higher than it otherwise would have been if we had filed our 2007 Form 10-K on time. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

(2)	We believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing the 2007 Form 10-K. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing our 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for year ended December 31, 2007 were based on actual claims paid. The difference between Medicaid Medical Benefits Expense and Medical Benefits Expense as adjusted is approximately $39.5 million. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.
     For the year ended December 31, 2008, Medicaid medical benefits expense as adjusted increased $321.7 million, or 14.8%, to $2,497.9 million from $2,176.2 million for the same period in the prior year. Membership growth in our Medicaid segment accounted for $212.9 million of the increase, partially off set by the decrease in medical benefits expense resulting from our Connecticut Medicaid withdrawal totaling approximately $62.8 million. The remaining change is attributed to the demographic mix of our members and overall increased utilization patterns and costs. Absent the adjustment that was recorded in 2007 for the favorable medical benefits development, our MBR would have been 83.5% and 80.8% for the years ended December 31, 2008 and 2007, respectively.
     Medicare. For the year ended December 31, 2008, medical benefits expense increased $916.1 million, or 44.1%, to $2,992.8 million from $2,076.7 million for the same period in the prior year due to the increases in medical benefits expense in both the Medicaid and Medicare segments, as discussed below. Our Medicare MBR was 85.7% for the year ended December 31, 2008 compared to 79.5% for the same period in the prior year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)
Medicare Medical Benefits Expense	$2,992.8	$2,076.7
Non-recurring IBNR adjustment	(53.4)	53.4

Medicare Medical Benefits Expense as adjusted	$2,939.4	$2,130.1

MBR as reported	85.7%	79.5%
MBR as adjusted	84.2%	81.5%

(1)	We believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. Due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $53.4 million higher than it otherwise would have been if we had filed our 2007 Form 10-K on time. Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2008 will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

(2)	We believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that had become available as of the date of filing our 2007 Form 10-K. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing the 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for year ended December 31, 2007 were based on actual claims paid. The difference between Medicare Medical Benefits Expense and Medical Benefits Expense as adjusted is approximately $53.4 million. Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

     For the year ended December 31, 2008, Medicare medical benefits expense as adjusted increased $809.3 million, or 38.0%, to $2,939.4 million from $2,130.1 million for the same period in the prior year. The increase was primarily due to the growth in membership, principally with the launch of PFFS, which accounted for $431.0 million of the increase. Increased health care costs and the demographic change in membership accounted for the remaining increase. For the year ended December 31, 2008, the Medicare MBR as adjusted was 84.2% compared to 81.5% for the same period in the prior year, primarily due to the increasing MBR in our PDP product.
     Selling, general and administrative expense. For the year ended December 31, 2008, selling, general and administrative (“SG&A”) expenses increased approximately $166.8 million, or 21.8%, to $933.4 million from $766.6 million for the same period in the prior year. Administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, consulting fees, employee recruitment and retention costs, and similar expenses were approximately $103.0 and $21.1 million in the years ended December 31, 2008 and 2007, respectively. The increase in SG&A expense resulting from the substantially higher government and Special Committee investigation costs incurred in 2008 were partially off set by the $50.0 million accrual that was recorded in 2007 for our potential liability in connection with the ultimate resolution of the investigation related matters. The remaining increase was primarily due to our investments in information technology and sales and marketing activities, as well as increased spending necessary to support and sustain our membership growth. Our SG&A expense to total revenue ratio (“SG&A ratio”) was 14.3% and 14.2% for the years ended December 31, 2008 and 2007, respectively.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

SG&A (in millions)	$933.4	$766.6
SG&A expense to total revenue ratio	14.3%	14.2%
     Interest expense. Interest expense decreased $2.2 million, or 15.7%, to $11.8 million for the year ended December 31, 2008 from $14.0 million for the same period in the prior year. The decrease relates to the reduced amount of debt outstanding and the lower cost of borrowing given the lower interest rate environment in 2008 versus higher interest rates in 2007.
     Income tax expense. For the year ended December 31, 2008, income tax decreased $178.0 million, or 110.1%, to a benefit of $16.3 million from expense of $161.7 million for the same period in the prior year. The tax effective rate was approximately (30.7)% and 42.8% in the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was attributed to the tax benefit of the goodwill impairment and, to a lesser extent, tax-exempt investment income on certain investments, offset by the non-deductibility of certain compensation costs related to changes in senior management and state taxes.

	Income Tax Expense
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)

Income tax (benefit) expense	$(16.3)	$161.7
Effective tax rate	(30.7%)	42.8%
     Net income (loss). Net income decreased approximately $253.0 million, or 117.0%, to a net loss of $36.8 million in the year ended December 31, 2008 from net income of $216.2 in the prior year period. The decrease is primarily due to the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during year ended December 31, 2008, the goodwill impairment recorded in 2008 and the increase in SG&A expenses associated with, or consequential to, the government and Special Committee investigations.

	Net Income (Loss)
	For the Year Ended December 31,
	2008	2007
	(In millions, except per share data)
Net (loss) income	$(36.8)	$216.2
Net (loss) income per diluted share	$(0.89)	$5.16
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

	Premium Revenues and Membership
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Revenues	$5,304.9	$3,586.0
Membership	2,373,000	2,258,000
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

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Revenues	$2,691.8	$1,906.4
% of Total Premium Revenues	50.7%	53.2%

Membership	1,232,000	1,245,000
% of Total Membership	51.9%	55.1%
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

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Revenues	$2,613.1	$1,679.7
% of Total Premium Revenues	49.3%	46.8%

Membership	1,141,000	1,013,000
% of Total Membership	48.1%	44.9%
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

	Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)
Medical Benefits Expense	$4,213.4	$2,907.3
Non-recurring IBNR adjustment	92.9	N/A

	Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)
Medical Benefits Expense as adjusted(1)	$4,306.3	N/A

MBR as reported	79.4%	81.1%
MBR as adjusted	81.2%	N/A

(1)	We believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that has become available as of the date of filing of our 2007 Form 10-K. The most directly comparable GAAP measure is Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing of our 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for medical benefits expense for the year ended December 31, 2007 were based on actual claims paid. The difference between Medical Benefits Expense and Medical Benefits Expense as adjusted, is approximately $92.9 million, or a 1.8% decrease in the MBR. Thus, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medical Benefits Expense.
     Medicaid. For the year ended December 31, 2007, medical benefits expense increased $580.9 million, or 37.3%, to $2,136.7 million from $1,555.8 million for the same period in the prior year. Our Medicaid MBR was 79.4% for the year ended December 31, 2007 compared to 81.6% for the same period in the prior year.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)
Medicaid Medical Benefits Expense	$2,136.7	$1,555.8
Non-recurring IBNR adjustment	39.5	N/A

Medicaid Medical Benefits Expense as adjusted(1)	$2,176.2	N/A

MBR as reported	79.4%	81.6%
MBR as adjusted	80.8%	N/A

(1)	We believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that had become available as of the date of filing of our 2007 Form 10-K. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing our 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for Medicaid Medical Benefits Expense for the year ended December 31, 2007 were based on actual claims paid. The difference between Medicaid Medical Benefits Expense and Medicaid Medical Benefits Expense as adjusted, is approximately $39.5 million. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medicaid Medical Benefits Expense.
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

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Medicare Medical Benefits Expense	$2,076.7	$1,351.5
Non-recurring IBNR adjustment	53.4	N/A

Medicare Medical Benefits Expense as adjusted(1)	$2,130.1	N/A

MBR as reported	79.5%	80.5%
MBR as adjusted	81.5%	N/A

(1)	We believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2007 is a non-GAAP financial measure because it does not take into account the claims information that had become available as of the date of filing of our 2007 Form 10-K. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which was determined based on the substantially complete claims information that had subsequently become available as of the date of filing of our 2007 Form 10-K. Consequently, the amounts we recorded in accordance with GAAP for Medicare Medical Benefits Expense for the year ended December 31, 2007 were based on actual claims paid. The difference between Medicare Medical Benefits Expense and Medicare Medical Benefits Expense as adjusted, is approximately $53.4 million. Thus, our recorded amounts for Medicare Medical Benefits Expense and MBR for the year ended December 31, 2007 both include the effect of using actual claims paid. Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the year ended December 31, 2007, which was based on our actuarially determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.
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
     Selling, general and administrative expense. For the year ended December 31, 2007, SG&A expense increased $270.2 million, or 54.4%, to $766.6 million from $496.4 million for the same period in the prior year. Our SG&A ratio was 14.2% and 13.7% for the years ended December 31, 2007 and 2006, respectively. The increase in SG&A expense was primarily due to the costs related to the investigations, investments in information technology, investments in sales and marketing activities, and increased spending necessary to support and sustain our membership growth. Our SG&A ratio increased in 2007 as a result of recording a $50.0 million accrual for our potential liability in connection with the ultimate resolution of the investigation related matters discussed in Note 11 to the Consolidated Financial Statements.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

SG&A	$766.6	$496.4
SG&A expense to total revenue ratio	14.2%	13.7%
     Interest expense. Interest expense was $14.0 million and $14.1 million for the years ended December 31, 2007 and 2006, respectively. The decrease relates to the reduced amount of debt outstanding due to the settlement of the related party note, partially off-set by the higher cost of borrowing due to higher interest rates in 2007.
     Income tax expense. Income tax expense for the year ended December 31, 2007 was $161.7 million with an effective tax rate of 42.8% as compared to $79.8 million with an effective tax rate of 39.7% for the same period in the prior year. The increase in the effective tax rate is principally attributed to the non-deductible expense that was recorded in the amount of $50.0 million in connection with the ultimate resolution of the investigation related matters discussed in Note 11 to the Consolidated Financial Statements. The ultimate terms and structure of any potential resolution of pending enforcement investigations is still unknown; therefore, we have assumed that the potential resolution amount will not be tax deductible.

	Income Tax Expense
	For the Year Ended December 31,
	2007	2006
	(Dollars in millions)

Income tax expense	$161.7	$79.8
Effective tax rate	42.8%	39.7%
     Net income. For the year ended December 31, 2007, net income was $216.2 million compared to $121.2 million for the same period in the prior year, representing an increase of $95.0 million or 78.4%. Net income increased as a result of the favorable adjustment that was recorded to medical benefits expense to reflect the difference between the actual claims paid and the Company’s actuarially determined estimate which accounted for $53.1 million of the increase. This increase was off-set by the increase in non-tax-deductible expense that was recorded in the amount of $50.0 million in connection with the potential resolution of the investigation related matters discussed in Note 11 to the Consolidated Financial Statements. The remaining $91.9 million increase is a result of significant premium growth as discussed above.

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

	Medicaid Revenues and Membership
	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Revenues	$1,906.4	$1,343.8
% of Total Premium Revenues	53.2%	72.7%

Membership	1,245,000	786,000
% of Total Membership	55.1%	91.9%
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

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Revenues	$1,679.7	$504.5
% of Total Premium Revenues	46.8%	27.3%

Membership	1,013,000	69,000
% of Total Membership	44.9%	8.1%
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
     Medicaid. For the year ended December 31, 2006, Medicaid medical benefits expense increased $462.6 million, or 42.3%, to $1,555.8 million from $1,093.2 million for the same period in the prior year. The increase in our Medicaid membership, principally as a result of our Georgia market, accounted for $439.1 million of the increase while increased health care costs and the demographic change in membership accounted for $23.5 million of the increase. For the year ended December 31, 2006, the Medicaid MBR was 81.6% compared to 81.3% for the same period in the prior year. This decline resulted from premium rate increases, changes in the health care utilization pattern of our members and the demographic mix of our members in our 2005 existing markets, partially off set by the higher medical costs associated with our Georgia launch.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Medical Benefits	$1,555.8	$1,093.2
MBR	81.6%	81.3%
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

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Medical Benefits	$1,351.5	$412.2
MBR	80.5%	81.7%
     Selling, general and administrative expense. For the year ended December 31, 2006, SG&A expense increased $236.9 million, or 91.3%, to $496.4 million from $259.5 million for the same period in the prior year. Our SG&A ratio was 13.7% and 13.9% for the years ended December 31, 2006 and 2005, respectively. The increase in SG&A expense was primarily due to investments in information technology, investments in sales and marketing strategies and increased spending necessary to support and sustain our membership growth.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2006	2005
SG&A	$496.4	$259.5
SG&A expense to total revenue ratio	13.7%	13.9%
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

	Income Tax Expense
	For the Year Ended December 31,
	2006	2005
	(Dollars in millions)

Income tax expense	$79.8	$30.3
Effective tax rate	39.7%	39.0%

     Net income. For the year ended December 31, 2006, net income was $121.2 million compared to $47.4 million for the same period in the prior year, representing an increase of $73.8 million or 156.0%. The increase is due to increased revenues generated by our membership growth while maintaining a relatively consistent MBR.

	Net Income
	For the Year Ended December 31,
	2006	2005
	(In millions, except per share data)

Net income	$121.2	$47.4
Net income per diluted share	$2.98	$1.21
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
     Cash Positions
     At December 31, 2008 and 2007, cash and cash equivalents were $1,181.9 million and $1,008.4 million, respectively. We also had short-term investments of $70.1 million and $253.9 million at December 31, 2008 and 2007, respectively. Of these short-term investments, $66.2 million and $33.8 million had maturities of three to 12 months as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, 94.4% and 12.3% of our investments were invested in certificates of deposit with a weighted average maturity of 50 days and 98 days, respectively. The annualized tax equivalent portfolio yield for the years ended December 31, 2008 and 2007 was 2.4% and 5.0%, respectively.
     On December 31, 2008, three of our Florida regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. As of December 31 2008, we had unregulated cash of approximately $147.7 million and unregulated investments of approximately $4.9 million. The proceeds from the intercompany dividends discussed above are reflected in our unregulated cash balances as of December 31, 2008 with the exception of the dividends received on January 2, 2009.
     Our Credit Facility and Significant Near-Term Cash Requirements
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and, absent acceleration by the lenders, will become due and payable on May 13, 2009. Taking into account, among other things, the increase in our unregulated cash balances as a result of our receipt of the $105.1 million in dividends described above, we currently expect that we will be able to repay in full the outstanding balance under the credit facility when it becomes due. However, we cannot provide any assurances that adverse developments will not arise that impede our ability to repay in full the outstanding balance under the credit facility when it becomes due. In particular, the timing and amount of any potential resolution with the USAO, the Civil Division, the OIG and the State of Florida is uncertain and could materially and adversely affect our ability to meet our near-term obligations, including repayment of the outstanding balance under the credit facility. Also, our ability to repay in full the outstanding balance under the credit facility could be materially and adversely affected if, among other things, Florida regulators were to require certain of our intercompany loan arrangements, which total approximately $50.0 million, to be terminated. Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. For example, a state regulator recently notified us that, in its view, notwithstanding a parental guarantee that has been in place since 2006, we should contribute a total of approximately $30.0 million in additional statutory capital to two of our HMOs. We are currently in discussions with the regulator to determine the necessity of a capital contribution, if any, into these regulated entities. In addition, there may be other potential adverse developments that could impede our ability to repay in full the outstanding balance under the credit facility.
     In addition to our senior secured credit facility, we have other significant near-term cash requirements, principally costs associated with the ongoing investigations. As of December 31, 2008, we had spent a cumulative amount of approximately $124.1 million on administrative expenses associated with, or consequential to, the government and Special Committee investigations, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and similar expenses. Approximately $21.1 million of these investigation related costs were incurred in 2007 and approximately $103.0 million were incurred in 2008. We expect to continue incurring significant additional costs in 2009 as a result of the federal and state investigations and pending civil actions, including administrative expenses and costs necessary to improve our corporate governance and address other issues that were identified. As noted elsewhere we accrued a liability in the amount of $50.0 million in connection with the resolution of these matters which is reflected in our Consolidated Balance Sheets as of December 31, 2007 and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have been reflected in our financial statements; however, the timing, term and conditions of such costs remain uncertain.
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
     Our ability to obtain financing has been and continues to be materially and negatively affected by a number of factors. The recent turmoil in the credit markets, market volatility, the deterioration in the soundness of certain financial institutions and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also believe the uncertainty created by the ongoing state and federal investigations is affecting our ability to obtain financing. In light of the current and evolving credit market crisis and the uncertainty created by the ongoing investigations, we may not be able to obtain financing. Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous. The required repayment of the outstanding balance due under our credit facility will materially reduce our outstanding cash balances unless we are able to refinance the debt.
     Auction Rate Securities
     As of December 31, 2008, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. As of the date of this report, auctions have failed for $50.6 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.
     We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 31 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 22 years. We currently have the ability and intent to hold our auction rate securities until market stability is restored with respect to these securities.

     Regulatory Capital and Restrictions on Dividends and Management Fees
     Each of our HMO subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations and oversight by the applicable state DOI in the areas of licensing and solvency. Each of our health and prescription drug plans is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed, which describes our HMO’s capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, each of our plans is selected to undergo periodic examinations and reviews by the applicable state to review our operational and financial assertions.
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
     Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, or RBC, requirements. The RBC requirements are based on guidelines established by the NAIC and are administered by the states. As of December 31, 2008, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio and PFFS operations are subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business.
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
     State enforcement authorities, including state attorneys general and Medicaid fraud control units, have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry, including health insurers and managed care organizations. We routinely respond to requests for information from these entities and, more generally, we endeavor to cooperate fully with all government agencies that regulate our business. For a discussion of our material pending legal proceedings, see “Part – Item 3 – Legal Proceedings.”
     At December 31, 2008 and 2007, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. Government Securities. As of December 31, 2008, we believe our subsidiaries were in compliance with the minimum capital requirements. However, a state regulator recently notified us that, in its view, notwithstanding a parental guarantee that has been in place since 2006, two of our HMOs should contribute a total of approximately $30.0 million in additional statutory capital. We are currently discussing this request with the regulator.

     Overview of Cash Flow Activities – For the years ended December 31, 2008, 2007 and 2006 our cash flows from operations are summarized as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In millions)

Net cash provided by operations	$296.4	$277.6	$507.7
Net cash used in investing activities	(91.1)	(186.2)	(88.1)
Net cash (used in) provided by financing activities	(31.8)	(47.5)	123.0
     Net cash provided by operations
     The net cash inflow from operations for the years ended December 31, 2008, 2007 and 2006 was primarily due to increased revenues from increased membership and changes in the receivables and liabilities due to timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash typically has increased during periods of premium revenue growth.
     Net cash used in investing activities
     In 2008, investing activities consisted primarily of $124.8 million in proceeds from the sale and maturity of investments, net of investment purchases. An additional $109.8 million was used in investing activities to purchase restricted investments, net of proceeds received from the sale of restricted investments. Additions to property, equipment and capitalized software used approximately $19.6 million.
     In 2008, investing activities also consisted primarily of net cash used in Funds receivable for the benefit of members totaling $86.5 million. These funds, which represent PDP member subsidies and pass-through payments from government partners, are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members.
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
     Net cash provided by (used in) financing activities
     In 2008, financing activities consisted primarily of net cash used in Funds held for the benefit of members totaling $31.8 million. These funds, which represent PDP member subsidies and pass-through payments from government partners, are not accounted for in our results of operations since they represent pass-through payments from our government partners to fund deductibles, co-payments and other member benefits for certain of our members
     In 2007, financing activities consisted of net proceeds from options exercised totaling $12.8 million, and the incremental tax benefit from options exercised of $23.1 million.
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
     In 2006, financing activities consisted of proceeds from options exercised totaling $9.0 million and proceeds from our follow-on offering of $22.0 million, partially offset by payments on our related-party note of $25.6 million.
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
     Debt and Credit Facilities
     Credit Agreement
     As discussed above, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.8 million as of December 31, 2008, is currently in default and subject to acceleration by the lenders and will, absent acceleration by the lenders, become due and payable on May 13, 2009. Our senior secured credit facility also included a revolving credit facility that expired in May 2008. Although we are not in payment default, we are in default of a number of covenants contained in the credit agreement (including our failure to provide the lenders with audited financial statements, our 2008 budget and other requested information, and our inability to maintain certain leverage ratios), some of which cannot be cured prior to maturity of the senior secured credit facility (such as our entry into intercompany loan transactions that were not effected in compliance with the credit agreement). As of the date hereof, our payment obligations under the credit agreement have not been accelerated and the rate of interest has not been increased. However, we cannot provide any assurance that such obligations will not be accelerated or the rate of interest increased in the future or that the lenders will not exercise other remedies for default.
     The term loan is secured by a pledge of substantially all of the assets of our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable Prime rate plus a rate equal to 1.50%. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in additional events of default.
     Working Capital
     As of December 31, 2008, our credit ratings were as follows:

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
Off Balance Sheet Arrangements
     At December 31, 2008, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.
Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations.

	Payments due to period
Contractual Obligations at		Less Than	1-3	3-5	More than
December 31, 2008(1)	Total	1 Year	Years	Years	5 Years
	(in millions)

Current portion of debt	$152.8	$152.8	$—	$—	$—
Operating leases	78.3	16.9	29.4	15.1	16.9
Purchase obligations	42.3	31.4	10.8	0.1	—
Unrecognized tax benefit	26.6	—	—	—	26.6

Total	$300.0	$201.1	$40.2	$15.2	$43.5

(1)	We are engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to us to date, in the year ended December 31, 2007 we recorded selling, general and administrative expense and accrued a liability in the amount of $50.0 million in connection with the resolution of these matters, which is included in the Other accrued expenses line item within our Consolidated Balance Sheets as of December 31, 2007, and 2008, respectively. We believe that it is probable that the actual resolution amount for all such matters under review will be more than the amounts that have already been reflected in our financial statements; however, we cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida. Accordingly, the amount has been excluded from the table above.
     We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.
Recently Adopted Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of FAS 157 for all non-financial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis. We adopted FAS 157 as of January 1, 2008, except for those provisions deferred under FSP 157-2. The deferred provisions of FAS 157, which apply primarily to goodwill and other intangible assets for annual impairment testing purposes, will be effective in 2009. We adopted the new standard during the first quarter of 2008 as required. There was no cumulative effect of adopting FAS 157 for 2008.
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 as of January 1, 2008 as required, but did not elect the fair value option.
Recently Issued Accounting Standards
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for our fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. We do not expect the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to require qualitative disclosure about objectives and strategies for using derivatives; quantitative disclosures about fair value amounts and gains and losses on derivative instruments; and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption of FAS 160 will have an impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction. FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The changes to be effected with FAS 141R from the current guidance include, but are not limited to treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination. FAS 141R must be applied prospectively to all new acquisitions closing on or after January 1, 2009. The impact of this pronouncement will depend on future acquisition activity by us, if any.
     In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for fiscal year 2009 and must be applied prospectively. We do not expect that the adoption of FAS 160 will have an impact on its consolidated financial statements.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
     As of December 31, 2008 and 2007, we had short-term investments of $70.1 million and $253.9 million, respectively. At December 31, 2008, we had investments classified as long-term in the amount of $55.0 million. We also had restricted investments of $199.3 million and $89.2 million, at December 31, 2008 and 2007, respectively, which consist principally of restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months as well as longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2008, the fair value of our fixed income investments would decrease by less than $0.8 million. Similarly, a 1% decrease in market interest rates at December 31, 2008 would result in an increase of the fair value of our investments by less than $0.1 million.
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
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     (a) Special Committee Investigation and Restatement
     Upon consideration of certain issues identified in the Special Committee investigation discussed elsewhere in this 2008 Form 10-K, and after discussions with management and our independent registered public accounting firm, the Audit Committee recommended to the Board, and the Board thereafter concluded, that we should restate our previously issued consolidated financial statements for the Years ended December 31, 2004, 2005 and 2006, and the three and six-month periods ended March 31, 2007 and June 30, 2007. The restatements related to accounting errors identified in connection with our compliance with the refund requirements under (a) the behavioral health component of our contract with AHCA to provide behavioral health care services for our Florida Medicaid members, (b) our “Healthy Kids” contract with the Florida Healthy Kids Corporation pursuant to which we provide health benefits for children whose family income renders them ineligible for Medicaid, and (c) our Medicaid contract with the Illinois Department of Health and Family Services to provide health care services to our Illinois Medicaid members.
     (b) Evaluation of Disclosure Controls and Procedures
     Management, under the leadership of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
     In connection with the preparation of this 2008 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on that evaluation, our CEO and

CFO concluded that, as of December 31, 2008, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     (c) Management’s Report on Internal Control Over Financing Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida
     We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries’ (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.
/S/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 16, 2009

     (d) Changes in Internal Controls
     There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.
     (e) Remedial Measures
     To remediate the material weaknesses in our internal control over financial reporting that were previously identified as of December 31, 2007, we completed the following measures by March 31, 2008:
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
     On January 25, 2008, Todd Farha, our former Chief Executive Officer, President and Chairman of the Board, Paul Behrens, our former Senior Vice President and Chief Financial Officer, and Thaddeus Bereday, our former Senior Vice President, General Counsel and Secretary, resigned from their respective officer and director positions with us and our subsidiaries. The Board thereafter elected Charles G. Berg as our new Executive Chairman of the Board and Heath G. Schiesser, who previously had served as our Senior Vice President for Marketing and Sales and President of WellCare Prescription Insurance, one of our subsidiaries, as our new President and Chief Executive Officer. Mr. Schiesser was also elected as a director. We reorganized the senior management team by, among other things, separating the positions of (i) Chairman and Chief Executive Officer, (ii) General Counsel and Chief Compliance Officer and (iii) Chief Financial Officer and Chief Accounting Officer. Our new Chief Compliance Officer reports directly to the Chief Executive Officer. Based on our completion of the remedial measures described above, we determined that, as of March 31, 2008, our controls were effective.
     Internal Control Enhancements.
     In addition, since March 31, 2008, we have completed, or are in the process of completing, the following initiatives to strengthen our internal control over financial reporting and Disclosure Controls:
     Senior Management Changes. In addition to the appointment of Messrs. Berg and Schiesser described above, we also made the following changes or additions to our senior management team during 2008:
•	in April 2008, we appointed Thomas F. O’Neil III as our Senior Vice President, General Counsel and Secretary;

•	in July 2008, we appointed Thomas L. Tran as our Senior Vice President and Chief Financial Officer;

•	in July 2008, we appointed William S. White, who had served as our Vice President, Finance, as our Chief Accounting Officer;

•	in August 2008, we appointed Jonathan P. Rich as our Senior Vice President and Chief Compliance Officer. Mr. Rich, who will report directly to the Chief Executive Officer and the Board’s new Regulatory Compliance Committee, will be responsible for, among other things, monitoring regulatory reporting and communications;

•	In September 2008, we appointed Rex M. Adams as our Chief Operating Officer; and

•	In February 2009, we appointed Timothy Ramsey as our Vice President and Chief Auditor.
     Other Personnel Changes. As a result of the initiatives already underway to address the material weaknesses described above, and having considered the Special Committee’s findings thus far, we have effected various personnel changes and may take additional actions in the future.
     Redesign of Corporate and Regulatory Compliance Programs. Under the direction of our Chief Compliance Officer and our General Counsel, we have redesigned and enhanced our corporate and regulatory compliance programs. As part of our redesigned programs, we have begun to implement and intend to continue implementing, among other things, enhanced reporting procedures, improved reporting channels, enhanced communication of our non-retaliation policies, more frequent and comprehensive compliance training and more frequent analysis of potential compliance risk areas. These items are discussed in more detail below.
•	Formation of Regulatory Compliance Committee. In April 2008, our Board formed a Regulatory Compliance Committee to oversee our compliance activities and programs. In accordance with the Regulatory Compliance Committee’s charter, the Committee has established a policy for the Committee to receive periodic reports from our Chief Compliance Officer. The Regulatory Compliance Committee now has responsibility for oversight of the activities of management’s Corporate Compliance Committee discussed below.

•	Appointment of Chief Compliance Officer. Our new Chief Compliance Officer reports directly to the Chief Executive Officer and the Regulatory Compliance Committee. The Chief Compliance Officer is responsible for monitoring regulatory reporting and regulatory communications, affiliated company arrangements, political contributions and fund-raising, provider and vendor contracting, bidding, premium reconciliation and enrollment and disenrollment practices. In addition, we separated the compliance function from the Legal Department and created a standalone Compliance Department under the supervision of our Chief Compliance Officer.

•	Reorganization of the Compliance Department. We have substantially increased the budget for compliance activities and staffing, and as the date of this report, we have approximately 65 associates in our Compliance Department. In addition, under the leadership of our Chief Compliance Officer, the Compliance Department has been reorganized into six lines: Business Analytics, Compliance Investigations Unit, Special Investigations Unit, Medicare, Privacy, Medicaid & Corporate Compliance and Regulatory Affairs.

•	Enhanced Corporate Compliance Committee. In 2008, the Regulatory Compliance Committee approved a charter for our Corporate Compliance Committee, which expanded the Corporate Compliance Committee’s composition and sets forth its role and responsibilities. The reconstituted Corporate Compliance Committee is chaired by our Chief Compliance Officer and comprised of other members of senior management, including, among others, our General Counsel, Chief Operating Officer, Chief Medical Officer and leaders of our Medicare and Medicaid businesses. The Corporate Compliance Committee is currently redesigning and enhancing our existing corporate ethics and compliance program for all of the Company’s lines of business and corporate functions. The Corporate Compliance Committee will review, at least quarterly and more frequently as necessary, areas of legal, regulatory and compliance risk throughout the Company and, under the oversight of the Regulatory Compliance Committee, develop effective policies and procedures to address such risks.

•	Communications With Regulators. We continue to implement a comprehensive program to facilitate the identification of regulatory reporting issues and the reporting of such issues to the appropriate regulator (including federal and state health care regulators). The program, which will be administered under the supervision of our Chief Compliance Officer, is designed to ensure the reliability of the information we communicate to regulators. To that end, we are establishing mandatory procedures requiring internal certifications of accuracy and completeness by associates involved in the compilation of data and preparation of the reports that we file with regulators. In addition, we will conduct audits of a sampling of reports we have filed with state regulators to confirm that such reports were prepared in compliance with applicable law and are otherwise accurate and complete.

•	Effective Compliance Training. In 2009, we launched iCare, an enhanced compliance program that includes mandatory compliance training programs, or training modules, for all associates. Thus far, we have implemented a training module on fraud, waste and abuse, and intend to add new training modules from time to time. These training modules are designed to strengthen our associates’ competency, independent judgment and identification of potential violations of applicable law or company policy (including those newly implemented policies discussed herein).

•	Enhanced Communication of Non-Retaliation Policies and Improved Reporting Channels. As an integral part of the iCare program described above, we are re-emphasizing to all of our associates that any form of employee retaliation or retribution is prohibited and will result in disciplinary action, including possible termination. We are also continuing to encourage our associates to express concerns or report violations of which they have become aware or have observed through an anonymous telephonic hotline, via the Company’s Compliance intranet, to the Chief Compliance Officer directly or to any member of the Legal Services Department.

•	Enhancement of Existing and Adoption of New Written Policies and Procedures. We have adopted, and will continue to adopt as warranted, new or revised written policies and procedures to describe a clear commitment to corporate integrity and compliance and a duty to report. In addition, in February 2009, the Board adopted a new Code of Conduct and Business Ethics, which superseded our previous standards of conduct. Collectively, these written policies will serve as guiding principles that emphasize, among other things, our commitment to financial reporting integrity.
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
     We believe that the measures described above that either have been implemented or are in the process of being implemented since March 31, 2008 will continue to strengthen our controls and reaffirm our commitment to the highest standards of compliance. Under the direction of the Audit Committee, management will continue to review and revise as warranted the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the measures described above.
     (f) Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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
     Except in respect of information regarding our executive officers which is set forth in Part I, Item 1 of this 2008 Form 10-K under the caption “Executive Officers of the Company,” the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Except as provided below, the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
RELATED PERSON TRANSACTIONS
     Policy & Procedures with Respect to Related Person Transactions
     We have a written policy for reviewing transactions between us and our executive officers, directors and certain of their immediate family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. Under this policy, the Nominating and Corporate Governance Committee must approve any transaction between us and any related person that involves more than $100,000. Furthermore, related person transactions that involve executive compensation or compensation for the members of our Board must be approved by the Compensation Committee. We enter into a transaction with such related persons only if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is otherwise fair to us.
     Related Person Transactions
     In August 2008, Mr. King-Shaw, a member of our Board of Directors, became the chief executive officer of All-Med Services, Inc. (“All-Med”), a Florida corporation. Since December 2002, our two Florida HMO subsidiaries have been parties to agreements with All-Med pursuant to which All-Med provides durable medical equipment to members of our Florida health plans on a modified capitated basis. Under these agreements, our subsidiaries paid All-Med an aggregate amount of approximately $6.9 million in 2008.
     The Nominating and Corporate Governance Committee of the Board has reviewed the All-Med transactions pursuant to our Policy & Procedures with Respect to Related Person Transactions, discussed above, and determined they are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is otherwise fair to us.

DIRECTOR INDEPENDENCE
     Our corporate governance guidelines provide that a majority of the members of our Board must meet the criteria of independence as required by the listing standards of the NYSE. In addition, each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. The Board assesses the independence of its members by requiring that each member complete disclosure and independence questionnaires and by considering all transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries. In making independence determinations, the Board applies the standards of the NYSE as follows, in addition to any other relevant facts and circumstances:
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
     In August 2008, Mr. King-Shaw, who was previously determined by the Board to be independent, became the chief executive officer of All-Med. Mr. King-Shaw was not an employee of All-Med prior to his appointment as chief executive officer. The Company recently learned that, since December 2002, our two Florida HMO subsidiaries have been parties to agreements with All-Med pursuant to which All-Med provides durable medical equipment to members of our Florida health plans on a modified capitated basis. Under these agreements, our subsidiaries paid All-Med an aggregate amount of approximately $6.9 million in 2008. The payments made to All-Med in 2008 exceeded both $1 million and 2% of All-Med’s consolidated gross revenues. Therefore, the Board has determined that Mr. King-Shaw is no longer independent.
     Since its formation in October 2007, Mr. King-Shaw has served on the Special Committee of the Board. In light of this recent finding regarding Mr. King-Shaw’s independence, the Board is assessing the composition of the Special Committee which, pursuant to its charter, is to be comprised solely of independent directors.

Item 14.	Principal Accountant Fees and Services.
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

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
(b) Exhibits
     In the past, we have elected to file with the SEC substantially all of our Medicaid and Medicare contracts and amendments thereto (the “Operational Contracts”). As our business has developed, we have concluded that this approach does not provide our investors with an understanding as to which of our Operational Contracts, if any, are material to our business. As a result, we have decided to modify our practice with respect to the filing of contracts and amendments as discussed below. We believe that our modified practice will provide greater clarity to our investors regarding the Operational Contracts that management believes are material to our business.
     As discussed elsewhere, we have two reportable business segments: Medicaid and Medicare. In our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. We enter into contracts with the states or state agencies in the ordinary course of our business pursuant to which we provide Medicaid programs and services to beneficiaries in each of the states in which our Medicaid plans operate. In certain states in which we offer numerous programs or operate in multiple regions, we may operate under several contracts, all or substantially all of which are with a single governmental agency that has common control over the contracts under which we operate in that particular state. In determining whether our Medicaid business is substantially dependent on any contract, we have considered collectively all of the contracts that are under common control in each particular state. Further, we consider our Medicaid business to be substantially dependent on the operations in any particular state, and consequently file with the SEC all of the related contracts under common control in any such state, if we derive 10% or greater of our annual Medicaid segment revenues from, or have 10% or greater of our total Medicaid membership in, any such state. With respect to states from which we derive less than 10% of our annual Medicaid segment revenues or have less than 10% of our total Medicaid membership, we take into account any qualitative factors before determining whether our business is substantially dependent on the operations in such states.
     In our Medicare segment, we have just one customer, CMS, from which we receive substantially all of our Medicare segment premium revenues. We enter into separate contracts with CMS pursuant to which we offer our CCP, PFFS, PPO and PDP Medicare programs. Accordingly, we offer our Medicare plans under multiple contracts with CMS. Because we believe that CMS has common control over all of our Medicare contracts, we consider our Medicare segment business to be substantially dependent on our contracts with CMS and, as a result, file them with the SEC.
     For a list of exhibits to this 2008 Form 10-K, see the Exhibit Index which is incorporated herein by reference.
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

Date: March 16, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Heath Schiesser Heath Schiesser	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Thomas L. Tran Thomas L. Tran	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ William S. White William S. White	Chief Accounting Officer	March 16, 2009

/s/ Charles G. Berg Charles G. Berg	Director	March 16, 2009

/s/ D. Robert Graham D. Robert Graham	Director	March 16, 2009

/s/ Regina E. Herzlinger Regina E. Herzlinger	Director	March 16, 2009

/s/ Kevin F. Hickey Kevin F. Hickey	Director	March 16, 2009

/s/ Alif A. Hourani Alif A. Hourani	Director	March 16, 2009

Ruben King-Shaw, Jr.	Director

/s/ Christian P. Michalik Christian P. Michalik	Director	March 16, 2009

/s/ Neal Moszkowski Neal Moszkowski	Director	March 16, 2009

Index to Consolidated Financial Statements and Schedules
WellCare Health Plans, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida
     We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/S/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
March 16, 2009

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,181,922	$1,008,409
Short-term investments	70,112	253,881
Premium and other receivables, net	215,525	307,513
Other receivables from government partners, net	825	2,464
Funds receivable for the benefit of members	86,542	—
Prepaid expenses and other current assets, net	129,490	112,246
Income taxes receivable	—	6,429
Deferred income taxes	20,154	—

Total current assets	1,704,570	1,690,942
Property, equipment, and capitalized software, net	66,588	66,560
Goodwill	111,131	189,470
Other intangible assets, net	14,493	16,286
Long-term investments	54,972	—
Restricted investment assets	199,339	89,236
Deferred tax asset	23,263	—
Other assets	29,105	30,237

Total Assets	$2,203,461	$2,082,731

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$766,179	$538,146
Unearned premiums	81,197	19,838
Accounts payable	5,138	7,979
Other accrued expenses	338,340	324,116
Other payables to government partners	8,100	119,013
Taxes payable	12,187	—
Deferred income taxes	—	5,985
Debt	152,741	154,581
Funds held for the benefit of members	—	31,782
Other current liabilities	674	556

Total current liabilities	1,364,556	1,201,996
Other liabilities	33,076	72,844

Total liabilities	1,397,632	1,274,840

Commitments and contingencies (see Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,261,345 and 41,912,236, shares issued and outstanding at December 31, 2008 and 2007, respectively)	423	419
Paid-in capital	390,526	352,030
Retained earnings	418,641	455,474
Accumulated other comprehensive expense	(3,761)	(32)

Total stockholders’ equity	805,829	807,891

Total Liabilities and Stockholders’ Equity	$2,203,461	$2,082,731

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Revenues:
Premium	$6,483,070	$5,304,889	$3,586,043
Investment and other income	38,837	85,903	49,919

Total revenues	6,521,907	5,390,792	3,635,962

Expenses:
Medical benefits	5,530,216	4,213,384	2,907,290
Selling, general and administrative	933,418	766,648	496,396
Depreciation and amortization	21,324	18,757	17,170
Interest	11,780	14,035	14,087
Goodwill impairment	78,339	—	—

Total expenses	6,575,077	5,012,824	3,434,943

(Loss) income before income taxes	(53,170)	377,968	201,019
Income tax (benefit) expense	(16,337)	161,732	79,790

Net (loss) income	$(36,833)	$216,236	$121,229

Net (loss) income per share (see Note 3):
Net (loss) income per share — basic	$(0.89)	$5.31	$3.08
Net (loss) income per share — diluted	$(0.89)	$5.16	$2.98
See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2006	39,428,032	$394	$242,125	$118,009	$22	$360,550

Common stock issued for stock options	554,192	6	8,994			9,000
Issuance of common stock	580,205	6	21,989			21,995
Purchase of treasury stock	(17,037)	(1)	(721)			(722)
Restricted stock grants net of forfeitures	354,742	4	6,847			6,851
Other equity-based compensation expense			13,348			13,348
Incremental tax benefit from option exercises			4,769			4,769
Comprehensive income:
Net income				121,229		121,229
Change in unrealized gain (loss) on investments, net of deferred taxes of $165					39	39

Comprehensive income						121,268

Balance at December 31, 2006	40,900,134	$409	$297,351	$239,238	$61	$537,059

Common stock issued for stock options	786,109	8	17,191			17,199
Issuance of common stock	5,529	—	488			488
Purchase of treasury stock	(58,742)	(1)	(4,845)			(4,846)
Restricted stock grants net of forfeitures	279,206	3	7,831			7,834
Other equity-based compensation expense			10,906			10,906
Incremental tax benefit from option exercises			23,108			23,108
Comprehensive income:
Net income				216,236		216,236
Change in unrealized gain (loss) on investments, net of deferred taxes of $327					(93)	(93)

Comprehensive income						216,143

Balance at December 31, 2007	41,912,236	$419	$352,030	$455,474	$(32)	$807,891

Common stock issued for stock options	108,268	2	1,039			1,041
Purchase of treasury stock	(77,257)	(1)	(2,720)			(2,721)
Restricted stock grants net of forfeitures	318,098	3	20,935			20,938
Other equity-based compensation expense			17,679			17,679
Incremental tax benefit from option exercises			1,563			1,563
Comprehensive income:
Net Loss				(36,833)		(36,833)
Change in unrealized gain (loss) on investments, net of deferred taxes of $2,439					(3,729)	(3,729)

Comprehensive income						(40,562)

Balance at December 31, 2008	42,261,345	$423	$390,526	$418,641	$(3,761)	$805,829

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash from operating activities:
Net (loss) income	$(36,833)	$216,236	$121,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,324	18,757	17,170
Goodwill impairment	78,339	—	—
Disposal of property and equipment	—	25	1,658
Gain on extinguishment of debt	—	—	(1,000)
Gain on marketable securities	—	(93)	41
Equity-based compensation expense	38,614	18,737	18,438
Incremental tax benefit received for option exercises	(3,686)	(23,108)	(4,769)
Accreted interest	160	160	160
Deferred taxes, net	(49,402)	(7,707)	8,996
Provision for doubtful receivables	27,313	38,941	17,429
Changes in operating accounts, net of effect of acquisitions:
Premiums and other receivables	70,513	(226,677)	(71,088)
Other receivables from government partners	(4,780)	20,705	(42,502)
Prepaid expenses and other current assets	(16,663)	(26,565)	(65,863)
Medical benefits payable	228,033	77,418	237,054
Unearned premiums	61,359	16,525	(9,293)
Accounts payables and other accrued expenses	11,383	131,413	140,225
Other payables to government partners	(110,913)	(29,593)	112,276
Taxes, net	20,179	15,548	26,497
Other, net	(38,513)	36,879	1,071

Net cash provided by operations	296,427	277,601	507,729

Cash from (used in) investing activities:
Purchase of business, net of cash acquired	—	—	(7,976)
Purchases of investments	(135,607)	(205,283)	(145,798)
Proceeds from sale and maturities of investments	260,413	77,824	113,536
Purchases of restricted investments	(120,116)	(39,321)	(31,015)
Proceeds from sale and maturities of restricted investments	10,274	3,467	14,941
Additions to property, equipment, and capitalized software	(19,559)	(22,892)	(31,741)
Funds receivable for the benefit of members	(86,542)	—	—

Net cash used in investing activities	(91,137)	(186,205)	(88,053)

Cash from (used in) financing activities:
Proceeds from options exercised	1,039	17,679	9,000
Purchase of treasury stock	(2,720)	(4,845)	(722)
Incremental tax benefit from option exercises	3,686	23,108	4,769
Payments on debt	(2,000)	(1,600)	(25,600)
Proceeds from initial and secondary public offerings, net	—	—	21,995
Funds held for the benefit of members	(31,782)	(81,871)	113,652

Net cash (used in) provided by financing activities	(31,777)	(47,529)	123,094

Cash and cash equivalents:
Increase during year	173,513	43,867	542,776
Balance at beginning of year	1,008,409	964,542	421,766

Balance at end of year	$1,181,922	$1,008,409	$964,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$53,911	$116,634	$50,266

Cash paid for interest	$10,150	$12,690	$13,539

Non-cash additions to property, equipment, and capitalized software	$2,084	$2,285	$4,192

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,532,000 members nationwide as of December 31, 2008. The Company’s Medicaid plans include plans for individuals who are dually eligible for both Medicare and Medicaid, recipients of the Temporary Assistance to Needy Families programs, Supplemental Security Income programs, State Children’s Health Insurance programs and the Family Health Plus programs. Through its licensed subsidiaries, as of December 31, 2008 the Company operated its Medicaid health plans in Florida, Georgia, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage plans, which include both Medicare coordinated care (“MCC”) plans and Medicare private fee-for-service (“PFFS”) plans. As of December 31, 2008, the Company offered its MCC plans in Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and its PDP plans in all 50 states and the District of Columbia and its PFFS plans in 39 states and the District of Columbia.
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
Basis of Presentation
     The consolidated balance sheets, statements of operations, changes in stockholders’ and members’ equity and comprehensive income and cash flows include the accounts of WellCare Health Plans, Inc. and all of its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated.
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
     The Company’s fixed maturity investments are exposed to four primary sources of investment risk: credit, interest rate, liquidity and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
the determination of fair values. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.
Restricted Investment Assets
     Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes to be deposited or pledged to state agencies. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements.
Premium and Other Receivables, net
     Premiums and other receivables consist primarily of premiums due from federal and state agencies. The Company performs an analysis of collectability on its outstanding premium receivables from federal and state agencies and members based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. The Company’s allowance for uncollectible premiums and other receivables was approximately $12,485 and $39,537 at December 31, 2008 and 2007, respectively.
Other Receivables from Government Partners, net
     Other receivables from government partners represent amounts due from government agencies, and other participating plans, acting under the Centers for Medicare & Medicaid Services PDP program design. The Company estimates the amounts due from such third parties and amounts estimated to be uncollectible are included in the Company’s results of operations as an adjustment to medical benefits expense. The Company’s allowance for uncollectible other receivables from government partners was approximately $6,400 and $19,334 at December 31, 2008 and 2007, respectively.
Prepaids and other current assets, net
     Prepaids and other current assets consist of prepaid expenses, sales commission advances, pharmaceutical rebates receivable, and medical advances. Pharmaceutical rebates receivable are recorded based upon actual rebate receivables and an estimate of receivables based upon historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmaceutical rebates are recorded as contra-expense within Medical benefits expense. Medical advances are amounts advanced to health care providers that are under contract with the Company to provide medical services to members. These advances provide funding to providers for medical benefits payable. The Company performs an analysis of collectability on its outstanding advances and records a provision for these accounts which are judged to be a collection risk based upon a review of the financial condition and solvency of the provider. Management estimates, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. The Company’s allowance for uncollectible medical and sales commission advances was approximately $4,575 and $5,156 at December 31, 2008 and 2007, respectively.
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
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
estimated fair value and carrying value. If assets are determined to be recoverable, and the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.
Goodwill and Other Intangible Assets, net
     Goodwill represents the excess of the cost over the fair market value of net assets acquired. The Company’s goodwill and its other intangible assets were obtained as a result of its purchase transactions and include provider networks, membership contracts, trademark, non-compete agreements, state contracts, licenses and permits. The Company’s other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.
     The Company reviews Goodwill for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill. The Company has selected the second quarter of each year for its annual impairment test, which generally coincides with the finalization of contract negotiations and the Company’s initial budgeting process.
Medical Benefits
     The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. The Company contracts with various health care providers for the provision of certain medical care services to the Company’s members and generally compensates those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services. By the terms of the Company’s capitation agreements, capitation payments the Company makes to capitated providers alleviate any further obligation the Company has to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2008, 2007 and 2006, were 12%, 11% and 13% of total medical benefits expense, respectively.
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
     The medical benefits payable estimate has been and continues to be the most significant estimate included in the Company’s financial statements. The Company has historically used, and continues to use, a consistent methodology for estimating its medical benefits expense and medical benefits payable. The Company’s policy is to record management’s best estimate of medical benefits payable based on the experience and information available to the Company at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.
     The factors and assumptions described above that are used to develop the Company’s estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to the Company. For example, from 2004 to 2008, the Company grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since the Company, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where the Company’s products and geographies are more stable and mature, the Company uses more reliable claims payment patterns and trend experience. With more reliable data, the Company should be able to more closely estimate the ultimate claims payment amounts; therefore, the Company may experience smaller differences between its original estimate of medical benefits payable and the actual claim amounts paid.
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
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
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
     The Company has historically used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to timely file our annual and interim reports. However, for the year ended December 31, 2007, the Company was able to review substantially complete claims information that became available due to the substantial lapse in time between December 31, 2007 and the date of filing of the 2007 Form 10-K. The Company determined that the claims information that became available provided additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and was considered in accordance with GAAP. Consequently, the amounts the Company recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 were based on actual claims paid. The difference between the Company’s actual claims paid for the year ended December 31, 2007 and the amount that would have resulted from using the Company’s original actuarially determined estimate was approximately $92,900. Thus, Medical benefits expense and medical benefits payable for the year ended December 31, 2007 include the effect of using actual claims paid.
Other Payables Due to Government Partners
     Other payables due to government partners represent amounts due to government agencies, and other participating plans under various contractual and plan arrangements. The Company estimates the amounts due to or from CMS for risk protection under the risk corridor provisions of the Company’s contract with CMS each period based on pharmacy claims experience and such amounts are included in the Company’s results of operations as adjustments to premium revenues. Risk corridor estimates may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received, both of which are included in Other payables due to government partners. Other amounts included in this balance represent the return of premium associated with certain of our Medicaid contracts. These contracts require the Company to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
expense, the Company is required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. The Company estimates the amounts due to the state as a return of premium each period based on the terms of the Company’s contract with the applicable state agency and such amounts are also included in the Company’s results of operations as reductions of premium revenues.
Funds Receivable/Held for the Benefit of Members
     Funds held or receivable for the benefit of members represent government payments received or to be received to subsidize the member portion of medical payments for certain of our PDP members. As the Company does not bear underwriting risk, these funds are not included in the Company’s results of operations since such funds represent pass-through payments from the Company’s government partners to fund deductibles, co-payments and other participant benefits. At the end of the contract year, CMS will settle with the Company for the difference in amounts actually used for these enhanced benefits versus amounts received from CMS, which may result in the return of funds to CMS or receipt of additional funds by the Company.
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
Revenue Recognition
     The Company’s Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. The Company’s Medicare Advantage and PDP contracts with CMS generally have terms of one year. The Company generally receives premiums in advance of providing services, and recognizes premium revenue during the period in which the Company is obligated to provide services to the Company’s members. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. The Company estimates, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends anticipated and actual MBRs and other factors. An allowance is established for the estimated amount that may not be collectible and a liability established for premiums expected to be returned. The allowance has not been significant to premium revenue. The payment the Company receives monthly from CMS for the Company’s PDP program generally represents the Company’s bid amount for providing prescription drug insurance coverage. The Company recognizes premium revenue for providing this insurance coverage ratably over the term of the Company’s annual contract. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying condensed consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.
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
     CMS transitioned to the risk adjustment model while the old demographic model was being phased out. The demographic model based the monthly premiums paid to Medicare plans on factors such as age, gender and disability status. The monthly premium amount for each member was separately determined under both the risk adjustment and demographic model, and these separate payment amounts were blended according to a transition schedule. The first year in which risk adjusted payment for health plans was fully phased in was 2007. The PDP payment methodology is based 100% on the risk adjustment model which began in 2006. Under the risk adjustment model, the settlement payment is based on each member’s preceding year’s medical diagnosis data. The final settlement payment amount under the risk adjustment model is made in August of the following year, allowing for the majority of medical claim run out. As a result of this process and the phasing in of the risk adjustment model, our CMS monthly premium

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
payments per member may change materially, either favorably or unfavorably.
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
     Reinsurance premiums and medical expense recoveries are accounted for consistently with the accounting for the underlying contract and other terms of the reinsurance contracts. The Company made premium payments of $1,729, $1,286 and $5,084 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had recoveries of $174, $315 and $1,051 for the years ended December 31, 2008, 2007 and 2006, respectively.
Member Acquisition Costs
     Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that the Company incurs to acquire new members. Member acquisition costs are expensed in the period in which they are incurred.
Advertising
     The Company expenses the production costs of advertising as incurred. Costs of communicating an advertising campaign are expensed in the period the advertising takes place. Advertising expense was $12,330, $11,583 and $14,670 for the years ended December 31, 2008, 2007 and 2006, respectively.
Premium Taxes Remitted to Governmental Authorities
     Certain state agencies assess a tax on premiums remitted to the Company which are recorded as expense when incurred. The amounts of these taxes were $90,200, $81,971 and $35,316 for the years ended December 31, 2008, 2007 and 2006, respectively.
Equity-Based Employee Compensation
     The Company had four equity-based compensation plans, three of which are active. The Company adopted FAS 123(R), effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. This cost was based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The cost for all equity-based compensation awards granted subsequent to December 31, 2005 represents the grant-date fair value that was estimated in accordance with the provisions of FAS 123(R).
     The Company uses the Black-Scholes model for valuing the shares granted under equity-based compensation plans. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis.
     Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008, 2007 and 2006 was $1,039, $17,679 and $9,000, respectively. The Company currently expects to satisfy equity-based compensation awards with registered shares available to be issued.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
Equity compensation plans
     The Company had four equity-based compensation plans during the periods presented, three of which remain active. These plans are described below. The compensation cost that has been charged against income for those plans was $38,614, $18,737 and $18,438 for the years ended December 31, 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $15,272, $7,410 and $7,292 for the years ended December 31, 2008, 2007, and 2006, respectively. The tax benefit realized by the Company reflects the exercise value of options and vesting share awards. There were no capitalized equity-based compensation costs at December 31, 2008.
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
     In June 2004, the Board adopted, and its shareholders subsequently approved, the Company’s 2004 Equity Incentive Plan which authorizes the Company to grant non-qualified stock options, incentive stock options, restricted shares and other equity awards. An aggregate of 4,688,532 shares of the Company’s common stock was initially reserved for issuance to the Company’s directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013 in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,182,840 shares effective January 1, 2006, 1,200,000 shares effective January 1, 2007, and 1,200,000 shares effective January 1, 2008. The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.
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

	Year Ended December 31,
	2008	2007	2006
Weighted average risk-free interest rate	2.51%	4.55%	4.89%
Range of risk-free rates	1.76%-3.41%	3.94%-5.08%	4.28%-5.22%
Expected term (in years)	4.55	2.49	3.91
Expected dividend yield	0%	0%	0%
Expected volatility	42.49%	39.88%	41.61%
     The following tables summarize option activity for the year ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2008	2,534,998	$45.88
Options granted	3,164,298	42.76
Options exercised	(225,084)	21.70
Options forfeited	(1,196,094)	53.36

Outstanding at December 31, 2008	4,278,118	42.75	5.7	$940

Exercisable at December 31, 2008	1,463,630	$39.26	5.3	$940

     The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 were $16.32, $24.29, and $18.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $4,057, $52,622, 19,387, respectively.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
     The following table summarizes share award activity for the year ended December 31, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at January 1, 2008	879,009	$60.42
Changes during the period:
Shares granted	1,003,900	42.76
Shares vested	(318,098)	53.40
Shares forfeited	(398,995)	50.41

Nonvested balance at December 31, 2008	1,165,816	$50.53

     The fair value of share awards are based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2008, 2007, and 2006 were $42.76, $90.67 and $45.36, respectively. As of December 31, 2008, there was $75,444 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the year ended December 31, 2008 was $16,986. The Company generally repurchases vested shares to satisfy tax withholding requirements. Those shares repurchased are then retired.
Performance Share Award
     Under the 2004 Equity Incentive Plan, the Company granted 240,279 shares to its former Chief Executive Officer, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was based on the closing price of the Company’s stock on the date of grant, which was $34.95. Based upon the Company’s earnings, these shares have been accounted for as if the former CEO earned the full 130,000 shares for the first performance period. However, in accordance with the separation agreement between the former CEO and the Company, issuance of those shares is subject to certain conditions including the outcome of legal proceeding that may be brought against the Company in connection with the on-going pending investigation (See Note 11). All of the conditions stipulated in the separation agreement must be satisfied by June 6, 2010 or the former CEO will relinquish the rights to receive any such shares, at which time, the recorded compensation cost of $4,683 would be reversed. As of December 31, 2008, there was no unrecognized compensation cost related to the performance share award.
Stock purchase plan
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
Accumulated Other Comprehensive Income
     Accumulated other comprehensive income consists of unrealized gains and losses on investments that are not recorded in the statements of operations but instead are recorded directly to stockholders’ and members’ equity. The Company’s components of accumulated other comprehensive income include net unrealized gain/(losses) on available-for-sale securities, net of taxes.
Fair Value Information
     The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable, and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the Company’s term loan approximates its fair value due to the loan being in default and, as a result, the lender has the ability to accelerate the payment of the remaining amounts due from the Company, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expires on May 13, 2009, the carrying amount of the term loan would approximate its fair value due to the relatively short period of time between December 31, 2008 and the expiration of the term loan agreement.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
Recently Adopted Accounting Standards
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
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 as of January 1, 2008 as required, but did not elect the fair value option.
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
   3. NET (LOSS) INCOME PER COMMON SHARE
     The Company computes basic net (loss) income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net (loss) income per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and share awards using the treasury stock method.
     The following table presents the calculation of net (loss) income per common share — basic and diluted:

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Numerator:
Net (loss) income — basic and diluted	$(36,833)	$216,236	$121,229

Denominator:
Weighted average common shares outstanding — basic	41,396,116	40,705,454	39,335,313
Adjustment for unvested restricted common shares	—	377,786	486,262
Dilutive effect of stock options (as determined by the treasury stock method)	—	857,368	799,896

Weighted average common shares outstanding — diluted	41,396,116	41,940,608	40,621,471

Net (loss) income per common share — basic	$(0.89)	$5.31	$3.08
Net (loss) income per common share — diluted	$(0.89)	$5.16	$2.98
     Certain options to purchase common stock were not included in weighted-average common shares outstanding—diluted and therefore are not included in the calculation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. Due to the net loss for the year ended December 31, 2008, the assumed exercise of 5,443,934 equity awards had an antidilutive effect and are therefore excluded from the computation of diluted loss per share. For the years ended December 31, 2007 and 2006, approximately 512,600 and 92,000 shares, respectively, were excluded from diluted weighted average common shares outstanding.
4. MEDICAL BENEFITS PAYABLE
     The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Balances as of beginning of period	$538,146	$460,728	$223,674

Medical benefits incurred related to:
Current period	5,538,262	4,313,581	2,954,427
Prior periods	(8,046)	(100,197)	(47,137)

Total	5,530,216	4,213,384	2,907,290

Medical benefits paid related to:
Current period	(4,848,440)	(3,781,425)	(2,492,992)
Prior periods	(453,743)	(354,541)	(177,244)

Total	(5,302,183)	(4,135,966)	(2,670,236)

Balances as of end of period	$766,179	$538,146	$460,728

     Medical benefits payable recorded at December 31, 2007, 2006 and 2005 developed favorably by approximately $8,046, $100,197 and $47,137, respectively. These decreases in medical benefits payable in the amounts incurred related to prior years; 2008 related to 2007, 2007 related to 2006, and 2006 related to 2005, were primarily attributable to favorable development in our key assumptions consisting of trend factors and completion factors, using an assumption of moderately adverse conditions.
5. GOODWILL AND INTANGIBLE ASSETS
a) Goodwill
     Goodwill balances and the changes therein are as follows:

Balance as of December 31, 2006	$189,470
Goodwill increase during the year ended 2007	—

Balance as of December 31, 2007	$189,470
Goodwill impairment during the year ended 2008	(78,339)

Balance as of December 31, 2008	$111,131

     Goodwill represents the excess of the cost over the fair market value of net assets acquired. The Company reviews Goodwill for

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill. The Company has selected the second quarter of each year for its annual impairment test, which generally coincides with the finalization of contract negotiations and the Company’s initial budgeting process. Based on the current general economic conditions and outlook, the Company performed an analysis of the underlying valuation of Goodwill at December 31, 2008. Based on the valuation performed, which determined the fair value associated with each reporting unit based on a market pricing analysis, the Company concluded that Goodwill associated with its Medicare reporting unit was impaired. The impairment to the Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on future operating trends. The Company recorded expense of $78,339 to Goodwill impairment included in the Statement of operations, and a corresponding amount to Goodwill to reflect its fair value as presented in the Consolidated Balance Sheet.
     At December 31, 2008 and 2007, goodwill of $111,131 was assigned to the Medicaid reporting unit for each year, and $78,339 was assigned to the Medicare reporting unit at December 31, 2007. There was no goodwill assigned to the Medicare reporting unit at December 31, 2008.
b) Intangibles
     We obtained intangible assets as a result of the acquisitions of our subsidiaries. Intangible assets include provider networks, membership contracts, trademark, non-compete agreements, government contracts, licenses and permits.
     In 2006 the Company also acquired 100% of the stock of three licensed insurance companies which had limited or no activity prior to the Company’s ownership. The Company operates its PFFS business through these companies. The purchase price allocated to intangible assets for the acquired companies consisted of state licenses in the amount of $4,300 with a useful life of 26 years.
     In August 2006, the Company was notified by the Indiana Office of Medicaid Policy and Planning (“OMPP”) that it was not selected for a new contract to provide managed care benefits to Indiana Medicaid recipients in 2007. The contract with the state expired on December 31, 2006 and the Company concluded that it would not provide future Medicaid services in Indiana under the associated license. As a result, Indiana market intangible assets were deemed to have no further economic value. Accordingly, the remaining amortization on the assets with a net value of $2,500 that were purchased in 2004 was accelerated. Expense of $2,500 is included in depreciation and amortization expense in the Company’s 2006 statement of operations.
     The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2008 and 2007 as follows:

	December 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Provider network	$4,878	$(3,647)	$4,878	$(3,385)
Membership contracts	11,960	(11,960)	11,960	(11,893)
Trademark	10,443	(4,022)	10,443	(3,326)
Non-compete agreements	3,972	(3,972)	3,972	(3,778)
Licenses and permits	5,270	(1,103)	5,270	(752)
State contracts	3,336	(662)	3,336	(439)

	$39,859	$(25,366)	$39,859	$(23,573)

     Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,793, $2,569 and $7,098, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2008 is as follows:

2009	$1,532
2010	1,532
2011	1,532
2012	1,414
2013	1,413
2014 and thereafter	7,070

$14,493

     The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)

Weighted-Average
Amortization Period
(in Years)
Provider network	11.2
Membership contracts	4.5
Trademark	15.1
Non-compete agreements	4.9
Licenses and permits	15.0
State contracts	15.0

Total intangibles	10.4

6. INVESTMENTS
a) Short – term investments
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments are as follows at December 31, 2008 and 2007.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Available for sale:
Municipal variable rate bonds	$3,925	$—	$—	$3,925
Certificates of deposit	66,187	—	—	66,187

	$70,112	$—	$—	$70,112

December 31, 2007
Available for sale:
Municipal variable rate bonds	$222,677	$—	$—	$222,677
Certificates of deposit	31,204	—	—	31,204

	$253,881	$—	$—	$253,881

     Contractual maturities of available-for-sale short-term investments are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2008
Available for sale:
Municipal variable rate bonds	$3,925	$—	$—	$—	$3,925
Certificates of deposit	66,187	66,187	—	—	—

	$70,112	$66,187	$—	$—	$3,925

December 31, 2007
Available for sale:
Municipal variable rate bonds	$222,677	$2,690	$—	$6,700	$213,287
Certificates of deposit	31,204	31,088	116	—	—

	$253,881	$33,778	$116	$6,700	$213,287

     Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.
     Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2008 and 2007, bond investments totaling $254,353 and $67,410, respectively, were sold. There were no realized gains recorded for the years ended December 31, 2008, 2007, or 2006.
     Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
     b) Long – term investments
     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale long-term investments are as follows at December 31, 2008 as summarized below. The Company had no long-term investments at December 31, 2007.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Available for sale:
Municipal auction rate securities	$61,400	$—	$6,428	$54,972

	$61,400	$—	$6,428	$54,972

     Contractual maturities of available-for-sale long-term investments are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2008
Available for sale:
Municipal auction rate securities	$54,972	$—	$—	$6,236	$48,736

	$54,972	$—	$—	$6,236	$48,736

     Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.
     Excluding investments in U.S. Treasury securities, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio. However, as of December 31, 2008, all of our long-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These notes carry investment grade credit ratings. The Company has not realized any losses associated with selling its auction rate securities for the year ended December 31, 2008.
     There was $6,428 of unrealized losses recorded for the year ended December 31, 2008.
7. RESTRICTED INVESTMENT ASSETS
     As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2008 and 2007, the amortized cost, gross unrealized gains, gross unrealized losses and fair value of these securities are summarized below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Cash	$5,894	$—	$—	$5,894
Certificates of deposit	1,713	—	—	1,713
Money market funds	171,967	—	—	171,967
Treasury bills	19,123	642	—	19,765

	$198,697	$642	$—	$199,339

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Cash	$3,881	$—	$—	$3,881
Certificates of deposit	1,639	—	—	1,639
Money market funds	64,467	—	—	64,467
Treasury bills	18,867	391	(9)	19,249

	$88,854	$391	$(9)	$89,236

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
Contractual maturities of available-for-sale restricted investments are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2008
Available for sale:
Cash	$5,894	$5,894	$—	$—	$—
Certificates of deposit	1,713	1,713	—	—	—
Money market funds	171,967	171,967	—	—	—
Treasury bills	19,765	12,261	6,828	676	—

	$199,339	$191,835	$6,828	$676	$—

December 31, 2007
Available for sale:
Cash	$3,881	$3,881	$—	$—	$—
Certificates of deposit	1,639	1,639	—	—	—
Money market funds	64,467	64,467	—	—	—
Treasury bills	19,249	4,956	13,468	825	—

	$89,236	$74,943	$13,468	$825	$—

     No realized gains or (losses) were recorded for the years ended December 31, 2008, 2007, or 2006.
8. FAIR VALUE MEASUREMENTS
     The Company’s Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the Company’s term loan approximates its fair value due to the loan being in default and, as a result, the lender has the ability to accelerate the payment of the remaining amounts due from the Company, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expires on May 13, 2009, the carrying amount of the term loan would approximate its fair value due to the relatively short period of time between December 31, 2008 and the expiration of the term loan agreement.
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
     As of December 31, 2008, the Company’s investments were comprised of $61,400 of auction rate securities. Liquidity for these auction rate

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. The Company’s auction rate securities are designated as available-for-sale securities and are reflected at fair value. The fair values of these securities were estimated using discounted cash flow analysis as of December 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., FAS 157 Level 1 data).
     As of December 31, 2007, the Company had $204,700 par value auction rate securities, of which $143,300 were settled at par during the year ended December 31, 2008. The remaining auction rate securities at December 31, 2008 had auctions that failed during the year ended December 31, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, the Company’s ability to liquidate and fully recover the carrying value of its remaining auction rate securities in the near term may be limited or non-existent. The final maturity of the underlying auction rate securities could be as long as 31 years with a weighted-average life of 22 years for Company’s auction rate securities portfolio. The Company does not believe its auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance and, as a result, the Company did not record any impairment losses for its auction rate securities during the year ended December 31, 2008. At December 31, 2008, the Company had $54,972 of auction rate securities and has the ability and the present intent to hold the securities until market stability is restored.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$66,187	$66,187	$—	$—
Auction rate securities	54,972	—	—	54,972
Other municipal variable rate bonds	3,925	3,925	—	—

Total investments	$125,084	$70,112	$—	$54,972

Restricted investments
Available-for-sale
Cash	$5,894	$5,894	$—	$—
Certificates of deposit	1,713	1,713	—	—
U.S. Government securities	19,765	19,765	—	—
Money market funds	171,967	171,967	—	—

Total restricted investments	$199,339	$199,339	$—	$—

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Certificates of Deposit. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.
Auction Rate Securities. All auction rate securities are held as available-for-sale investments. The fair values of these securities were estimated using discounted cash flow analysis as of December 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
also compared, when possible, to valuation data with respect to similar securities held by other parties. The fair values use an approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.
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

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Beginning balance at January 1, 2008	$—
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(6,428)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	61,400

Ending balance at December 31, 2008	$54,972

     As a result of the declines in fair value for our investments in auction rate securities, which the Company deems to be temporary and attributable to liquidity issues rather than to credit issues, the Company recorded a net unrealized loss of $6,428 to Accumulated other comprehensive income in year ended December 31, 2008. If the Company determines that any future valuation adjustment was other than temporary, a charge to earnings would be recorded as appropriate.
9. PROPERTY AND EQUIPMENT
     Property and equipment is summarized as follows:

	December 31,
	2008	2007
Leasehold improvements	$16,104	$10,457
Computer equipment and software	77,657	69,062
Furniture and equipment	25,677	20,360

	119,438	99,879
Less accumulated depreciation	(52,850)	(33,319)

	$66,588	$66,560

     The Company recognized depreciation expense on property and equipment of $19,531, $16,188 and $10,072 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company had $2,084 and $2,285 of non-cash property, equipment and capitalized software additions at December 31, 2008 and 2007, respectively.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
10. DEBT
     The Company’s outstanding debt was $152,741 and $154,581 at December 31, 2008 and 2007, respectively.
Credit Agreement
     The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended in September 2005, September 2006 and January 2008 (as amended, the “Credit Agreement”).
     As of December 31, 2008, the credit facilities under the Credit Agreement currently consists of a senior secured term loan facility in the outstanding principal amount of approximately $152,741, which matures in May 2009. The term loan is secured by a pledge of substantially all of the assets of the Company’s non-regulated entities, which includes the stock of its operating subsidiaries directly held by its non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the Prime rate plus a rate equal to 1.50%. The Company is a party to this agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the agreement. The Credit Agreement previously included a revolving credit facility in the amount of $125,000 which expired in May 2008. The revolving credit facility had not been utilized before its expiration.
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its regulated subsidiaries to declare and pay dividends to the Company or its non-regulated subsidiaries. As a result of the on-going investigations discussed in Note 11, the Company has been unable to satisfy a number of its obligations under the Credit Agreement, including providing audited financial statements, annual financial plans, and other information sought by the lenders under the Credit Agreement. Consequently, since November 2007 the Company has been in technical default under the terms of this Credit Agreement. In addition, as of December 31, 2008, the Company was in default of certain covenants set forth in the Credit Agreement requiring the Company to maintain certain leverage ratios. The Company continues to make payments as required, and consequently, there has been no payment default under the terms of the Credit Agreement. As of the date of this 2008 10-K, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased; however, the lenders have the right to do so at any time.
Maturities of Debt
     The Company’s debt, including the accreted amount of the senior discount notes, is scheduled to mature in May, 2009. Accordingly, the Company’s outstanding debt has been presented as a short-term obligation in the Company’s Consolidated Balance Sheet.
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
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
Company is entitled to any limitation of its potential federal, state or local civil or criminal liability.
     The Company is engaged in resolution discussions as to matters under review with the USAO, the Civil Division, the OIG and the State of Florida. Based on the current status of matters and all information known to the Company to date, in the year ended December 31, 2007 the Company recorded selling, general and administrative expense and accrued a liability in the amount of $50,000 in connection with the resolution of these matters, which is included in the Other accrued expenses line item within the Company’s Consolidated Balance Sheets as of December 31, 2008, and 2007, respectively. The Company believes that it is probable that the actual resolution amount for all such matters will be more than the amounts that have already been reflected in the Company’s financial statements; however, the Company cannot provide an estimable range of additional amounts, if any, nor can the Company provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the USAO, the Civil Division, the OIG or the State of Florida.
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
     In addition, in a letter dated October 15, 2008, the Civil Division informed the Company that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to the Company the existence of the qui tam complaints. The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3). The Company is undertaking to discuss with the Civil Division, and address, allegations by the qui tam relators.
     The Company also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including the Company and one of its subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, the Company is unable to determine the nature of the allegations and, therefore, the Company does not know at this time whether this action relates to the subject matter of the federal investigations. In addition, it is possible that additional qui tam actions have been filed against the Company and are under seal. Thus, it is possible that the Company is subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2008 Form 10-K.
Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and on November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Securities Exchange Act of 1934, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. Briefing on this motion is continuing. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for D. Robert Graham, Heath Schiesser and Charles G. Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser and Charles G. Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated into the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. Briefing on these motions is continuing. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
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
Operating Leases
     The Company has operating leases for office space. Rental expense totaled $17,994, $14,731 and $12,217 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2008 were:

2009	$16,938
2010	15,356
2011	14,037
2012	8,529
2013	6,484
2014 and thereafter	16,926

$78,270

12. INCOME TAXES
     The Company and its subsidiaries file a consolidated federal income tax return. The Company and the subsidiaries file separate state franchise, income and premium tax returns as applicable.
     The following table provides components of income tax (benefit) expense for the following periods:

	For the year ending December 31,
	2008	2007	2006
Current:
Federal	$39,989	$157,396	$54,703
State	8,932	20,770	8,705

	48,921	178,166	63,408

Deferred:
Federal	(57,794)	(15,846)	14,529
State	(7,464)	(588)	1,853

	(65,258)	(16,434)	16,382

Total	$(16,337)	$161,732	$79,790

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
     A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	For the year ending December 31,
	2008	2007	2006
Income tax (benefit) expense at statutory rate	$(18,610)	$132,289	$70,357
Increase (reduction) resulting from:
State income tax, net of federal benefit	(2,241)	12,913	9,522
Provision to return differences	—	51	(154)
Non-deductible executive compensation	2,805	—	—
Investigation expense	—	17,500	—
Interest on unrecognized tax benefits	1,604	—	—
Other, net	105	(1,021)	65

Total income tax (benefit) expense	$(16,337)	$161,732	$79,790

     The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Medical and other benefits discounting	$8,845	$—
Unearned premium discounting	7,981	3,127
Tax basis assets	6,131	5,272
Unrecognized tax benefits	25,554	66,154
Accrued expenses and other	33,788	15,089

	82,299	89,642

Deferred tax liabilities:
Goodwill, other intangibles and other	—	22,990
Medical and other benefits discounting	—	29,473
Software development costs	13,329	13,566
Prepaid liabilities	—	992

	13,329	67,021

Net deferred tax asset	$68,970	$22,621

     The Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
Gross unrecognized tax benefits, January 1, 2008	$67,247
Gross increases:
Prior year tax positions	—
Current year tax positions	6,981
Gross decreases:
Prior year settlements	—
Prior year tax positions	(47,581)
Statute of limitations lapses	—

Gross unrecognized tax benefits, December 31, 2008	$26,647

     The Company classifies interest and penalties associated with uncertain income tax positions as Income taxes within its Consolidated Financial Statements. The liability is recorded in Other liabilities. During the year ended December 31, 2008 and 2007, the Company recognized interest expense of $1,604 and $0, respectively. No amount was accrued for penalties for the year end December 31, 2008 and 2007. As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.
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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
13. RELATED-PARTY TRANSACTIONS
Bay Area Primary Care and Bay Area Multi Specialty Group
     The Company conducts business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of the Company’s membership base. These entities are owned and controlled by a former stockholder of the Florida HMOs, who also served as a director of the Florida HMOs. In 2007 and 2006, the Company purchased $738 and $1,222 in services, respectively, in the aggregate from Bay Area Primary Care and Bay Area Multi Specialty Group.
D2Hawkeye
     The Company conducts business with D2Hawkeye pursuant to which D2Hawkeye has developed an internet-based portal for certain of our health care providers. A member of the Board is a senior advisor to D2Hawkeye, where he previously served as president until January 2007. In 2008 and 2007, respectively, the Company purchased $394 and $368 of services in the aggregate from D2Hawkeye. The Company did not have any purchases of services from D2Hawkeye in 2006.
The Graham Companies
     The Company conducts business with The Graham Companies pursuant to which the Company leases office space in South Florida. A member of the Board has a 23% ownership interest in The Graham Companies. In 2008, 2007 and 2006, the Company paid $359, $374 and $332 in rental expense to The Graham Companies, respectively.
All-Med
     The Company conducts business with All-Med Services of Florida, Inc. (“All-Med”) pursuant to which All-Med provides medical supplies and medical services to a portion of its membership base. A member of the Board has been the Chief Executive Officer of All-Med since August 2008. In 2008, the Company purchased $6,853 of services in the aggregate from All-Med.
Davita
     The Company conducts business with Davita Inc. (“Davita”) pursuant to which Davita provides medical services to a portion of its member base. The Executive Chairman of the Company’s Board is also a member of Davita’s board of directors. In 2008, the Company purchased $5,300 of services in the aggregate from Davita.
14. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS
     State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs and insurance companies. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2008, the Company’s HMO and insurance subsidiaries were in compliance with these minimum compulsory surplus requirements. The combined statutory capital and surplus of the Company’s HMO and insurance subsidiaries was $585,000 and $564,000 at December 31, 2008 and 2007, respectively, compared to the required surplus of $312,000 and $264,000 at December 31, 2008 and 2007, respectively.
     Dividends paid by the Company’s HMO and insurance subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income.
     On December 31, 2008, three of the Company’s Florida regulated subsidiaries declared dividends to one of its non-regulated subsidiaries in the aggregate amount of $105,100, two of which were paid on December 31, 2008 and one of which was paid on January 2, 2009. No dividends were paid during the years ended December 31, 2007 or 2006.
15. EMPLOYEE BENEFIT PLAN
     The Company offers a defined contribution 401(k) plan. The amount of matching contribution expense incurred in the years ended December 31, 2008, 2007 and 2006 was $3,592, $2,216 and $817, respectively.
16. SEGMENT REPORTING
     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Accounting policies of the segments are the same as those described in Note 2.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2008, 2007, and 2006
(In thousands, except member and share data)
     The Medicaid segment includes operations to provide health care services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. In the Medicaid segment, the Company had two customers from which it received 10% or more of its Medicaid segment premium revenue for 2008, 2007, and 2006. Florida revenues were 32.7%, 33.8% and 45.7% of total Medicaid revenues in each year, respectively. Georgia revenues were 41.0%, 40.4%, and 26.1% in each year, respectively.
     The Medicare segment includes operations to provide health care services and prescription drug benefits to recipients who are eligible for the federally supported Medicare program.
     Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by the Company.

	For the year ended December 31,
	2008	2007	2006
Premium revenue:
Medicaid	$2,991,049	$2,691,781	$1,906,391
Medicare	3,492,021	2,613,108	1,679,652

Total Premium revenue	6,483,070	5,304,889	3,586,043
Investment and other income	38,837	85,903	49,919

Total revenues	6,521,907	5,390,792	3,635,962

Medical benefits expense:
Medicaid	2,537,422	2,136,710	1,555,819
Medicare	2,992,794	2,076,674	1,351,471

Total Medical benefits expense	5,530,216	4,213,384	2,907,290

Other expense	1,044,861	799,440	527,653

(Loss) income before income taxes	$(53,170)	$377,968	$201,019

17. QUARTERLY FINANCIAL INFORMATION
     The Company recorded a large adjustment in the three-month period ended December 31, 2008 to record the Goodwill impairment in the amount of $78,339. For more information related to this adjustment, see Note 5.
     Selected unaudited quarterly financial data in 2008 and 2007 are as follows:

	For the Three-Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Total revenues	$1,636,921	$1,645,418	$1,637,432	$1,602,136
Gross margin	223,802	259,079	185,564	284,409
Income (loss) before income taxes	3,158	26,564	(43,468)	(39,424)
Net income (loss)	$1,320	$11,105	$(18,169)	$(31,089)

Income (loss) per share — basic	$0.03	$0.27	$(0.44)	$(0.75)
Income (loss) per share — diluted	$0.03	$0.26	$(0.44)	$(0.75)
Period end membership	2,446,000	2,523,000	2,530,000	2,532,000

	For the Three-Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$1,306,321	$1,327,052	$1,358,426	$1,398,993
Gross margin	193,421	238,976	355,585	303,523
Income before income taxes	37,407	88,815	161,058	90,688
Net income	$22,803	$54,850	$79,346	$59,237

Income per share — basic	$0.57	$1.35	$1.94	$1.44
Income per share — diluted	$0.55	$1.31	$1.88	$1.41
Period end membership	2,272,000	2,302,000	2,336,000	2,373,000
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

Schedule I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$88,629	$42,157
Investments	4,540	5,284
Deferred income taxes	30,695	9,663
Affiliate receivables and other current assets	102,369	140,851

Total current assets	226,233	197,955
Investment in subsidiaries	734,536	675,493

Total Assets	$960,769	$873,448

Liabilities and Stockholders’ Equity
Current Liabilities:
Taxes payable	$1,381	$3,114
Other current liabilities	141,679	62,443

Total current liabilities	143,060	65,557

Deferred taxes	11,880	—

Total liabilities	154,940	65,557

Commitments and contingencies (see Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,261,345, and 41,912,236 shares issued and outstanding at December 31, 2008 and 2007, respectively	423	419
Paid-in capital	390,526	352,030
Retained earnings	418,641	455,474
Accumulated other comprehensive (expense) income	(3,761)	(32)

Total stockholders’ equity	805,829	807,891

Total Liabilities and Stockholders’ Equity	$960,769	$873,448

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenues:
Investment and other income	$1,002	$12,321	$4,340

Total revenues	1,002	12,321	4,340

Expenses:
Selling, general and administrative	42,469	23,280	19,639

Total expenses	42,469	23,280	19,639

Loss before income taxes	(41,467)	(10,959)	(15,299)
Income tax benefit	16,008	3,741	5,622

Loss before equity in subsidiaries	(25,459)	(7,218)	(9,677)
Equity in earnings from subsidiaries	(11,374)	223,454	130,906

Net (loss) income	$(36,833)	$216,236	$121,229

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the Year Ended December 31,
	2008	2007	2006
Cash from (used in) operating activities:	$114,161	$59,861	$(62,272)

Cash from (used in) investing activities:
Proceeds from sale and maturities of investments, net	744	34,743	53,881
Capital contributions to subsidiaries	(70,438)	(95,645)	(33,546)

Net cash (used in) provided by investing activities	(69,694)	(68,120)	10,658

Cash from (used in) financing activities:
Proceeds from options exercised and other, net	1,039	17,679	9,000
Purchase of treasury stock	(2,720)	(4,845)	(722)
Incremental tax benefit from option exercises	3,686	23,108	4,769
Proceeds from initial and secondary public offerings, net	—	—	21,995

Net cash (used in) provided by financing activities	2,005	35,942	35,042

Cash and cash equivalents:
Increase during year	46,472	34,901	(6,895)
Balance at beginning of year	42,157	7,256	14,151

Balance at end of year	$88,629	$42,157	$7,256

See notes to consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning	Charged to		Balance at
	of	Costs and		End of
	Period	Expenses	Deduction	Period
Year Ended December 31, 2008
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,847	$—	$642	$3,205
Premiums receivable	39,537	21,475	48,527	12,485
Other receivables from government partners	19,334	6,409	19,343	6,400
Sales Commissions	1,309	196	135	1,370

	$64,027	$28,080	$68,647	$23,460

Year Ended December 31, 2007
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,674	$173	$—	$3,847
Premiums receivable	19,812	19,725	—	39,537
Other receivables from government partners	1,600	17,734	—	19,334
Sales Commissions	—	1,309	—	1,309

	$25,086	$38,941	$—	$64,027

Year Ended December 31, 2006
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$5,939	$—	$2,265	$3,674
Premiums receivable	1,718	18,094	—	19,812
Other receivables from government partners	—	1,600	—	1,600

	$7,657	$19,694	$2,265	$25,086

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5

10.2	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13

10.3	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14

10.4	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15

10.5	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan*	8-K	March 17, 2005	10.1

10.6	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14

10.7	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16

10.8	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17

10.9	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4

10.10	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5

10.11	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6

10.12	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20

10.13	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7

10.14	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1

10.15	Registrant’s Special Retention Bonus Plan*	10-Q	March 2, 2009	10.41

10.16	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	June 9, 2005	10.1

10.17	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
10.18	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.2

10.19	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.3

10.20	Performance Share Award Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.4

10.21	Employment Agreement, dated as of November 18, 2002, among the Registrant, Comprehensive Health Management, Inc. and Thaddeus Bereday*	S-1/A	June 29, 2004	10.22

10.22	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Thaddeus Bereday*	8-K	January 31, 2008	10.3

10.23	Employment Agreement dated as of September 15, 2003, among the Registrant, Comprehensive Health Management, Inc. and Paul Behrens*	S-1/A	June 29, 2004	10.23

10.24	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Paul Behrens*	8-K	January 31, 2008	10.2

10.25	Form of Indemnification Agreement*	S-1/A	June 8, 2004	10.24

10.26	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003*	10-Q	May 10, 2005	10.18

10.27	Employment Agreement effective as of January 25, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	January 31, 2008	10.4

10.28	Letter Agreement dated January 25, 2008 between the Registrant and Charles Berg*	8-K	January 31, 2008	10.5

10.29	Restricted Stock Agreement effective January 25, 2008 by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.6

10.30	Restricted Stock Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.7

10.31	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.8

10.32	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.9

10.33	Amendment to Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*†

10.34	Offer letter to Anil Kottoor, dated December 18, 2006*	10-Q	March 2, 2009	10.39

10.35	Letter Agreement to Anil Kottoor, dated July 2, 2008*	10-Q	March 2, 2009	10.27

10.36	Offer letter to Adam Miller, dated January 17, 2006*	10-Q	March 2, 2009	10.40

10.37	Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	8-K	April 3, 2008	10.1

10.38	Amendment No. 1 to Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*†

10.39	Restricted Stock Agreement effective as of April 1, 2008 by and between the Registrant and Thomas F. O’Neil III*	8-K	April 3, 2008	10.2

10.40	Non-Qualified Stock Option Agreement effective as of	8-K	April 3, 2008	10.3

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	April 1, 2008 by and between the Registrant and Thomas F. O’Neil III*

10.41	Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc.*	8-K	July 17, 2008	10.1

10.42	Amendment No. 1 to Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc.* †

10.43	Form of Restricted Stock Agreement between Thomas L. Tran and the Registrant*	8-K	July 17, 2008	10.3

10.44	Form of Non-Qualified Stock Option Agreement between Thomas L. Tran and the Registrant*	8-K	July 17, 2008	10.4

10.45	Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc.*	8-K	August 13, 2008	10.1

10.46	Amendment No. 1 to Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc.* †

10.47	Form of Restricted Stock Agreement between Jonathan P. Rich and the Registrant*	8-K	August 13, 2008	10.3

10.48	Form of Non-Qualified Stock Option Agreement between Jonathan P. Rich and the Registrant*	8-K	August 13, 2008	10.4

10.49	Employment Agreement by and among Rex M. Adams, the Registrant and Comprehensive Health Management, Inc.	8-K	September 2, 2008	10.1

10.50	Restricted Stock Agreement between Rex M. Adams and the Registrant*	8-K	September 2, 2008	10.3

10.51	Non-Qualified Stock Option Agreement between Rex M. Adams and the Registrant*	8-K	September 2, 2008	10.4

10.52	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, the Registrant, The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent	S-1/A	June 8, 2004	10.29

10.53	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 1, 2005	10.1

10.54	Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 29, 2006	10.2

10.55	Third Amendment to Credit Agreement, dated as of January 31, 2008, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	10-Q	March 2, 2009	10.37

10.56	Agreement, by and among the Registrant, the United States Attorney’s Office for the Middle District of Florida, the Agency for Health Care Administration and the Florida Attorney General’s Medicaid Fraud Control Unit, dated as of August 18, 2008.	8-K	August 18, 2008	10.1

10.57	Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.1

10.58	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and	8-K	September 18, 2006	10.3

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)

10.59	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.1

10.60	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.1

10.61	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.3

10.62	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.3

10.63	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.3

10.64	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.4

10.65	Amendment to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.1

10.66	Amendment to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.2

10.67	Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.2

10.68	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.2

10.69	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.2

10.70	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.2

10.71	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.4

10.72	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and	8-K	December 28, 2007	10.4

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)

10.73	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.5

10.74	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.6

10.75	Amendment to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.3

10.76	Amendment to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.4

10.77	Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.2

10.78	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.1

10.79	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.1

10.80	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.1

10.81	Amendment to Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.1

10.82	Amendment to Contract No. FA619, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.7

10.83	Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.1

10.84	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	June 29, 2007	10.3

10.85	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.2

10.86	Amendment to Contract No. FA615 between the State	8-K	December 28, 2007	10.2

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)

10.87	Amendment to Contract No. FA 615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.2

10.88	Amendment to Contract FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	May 7, 2008	10.2

10.89	Amendment to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.5

10.90	Amendment to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health	8-K	September 12. 2008	10.6

10.91	Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 4, 2005	10.1

10.92	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4

10.93	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	December 10, 2007	10.1

10.94	Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida.	8-K	August 20, 2008	10.1

10.95	Amendment number 1 to Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 14, 2008	10.2

10.96	Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	September 7, 2007	10.1

10.97	Amendment number 1 to Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	February 21, 2008	10.1

10.98	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	10-Q	August 4, 2005	10.19

10.99	Amendment number 1 to Contract 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to	8-K	April 25, 2007	10.1

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
	Georgia Healthy Families

10.100	Amendment number 2 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	January 30, 2008	10.2

10.101	Amendment number 3 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.1

10.102	Amendment number 4 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.2

10.103	Amendment number 5 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.3

10.104	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2006)	8-K	November 2, 2005	10.4

10.105	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2006)	8-K	November 2, 2005	10.5

10.106	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2006)	8-K	November 2, 2005	10.6

10.107	Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2006)	8-K	November 2, 2005	10.7

10.108	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2006)	8-K	November 2, 2005	10.8

10.109	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2006)	8-K	November 2, 2005	10.9

10.110	Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2006)	8-K	November 2, 2005	10.3

10.111	Amendment to Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2007)	10-Q	November 3, 2006	10.13

10.112	Renewal Notice regarding Contract S5967 between the Centers for Medicare and Medicaid Services and WellCare Prescription Insurance, Inc. with Addendum (2008)	8-K	September 29, 2008	10.1

10.113	Contract (H0967) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	8-K	November 9, 2007	10.1

10.114	Contract (H1216) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 9, 2007	10.2

		INCORPORATED BY REFERENCE
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number
10.115	Contract (H1264) between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 9, 2007	10.3

10.116	Contract (H0913) between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 9, 2007	10.4

10.117	Contract (H0117) between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 9, 2007	10.5

10.118	Contract (H3292) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	November 28, 2007	10.1

10.119	Contract (#H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company	10-Q	November 3, 2006	10.14

10.120	Contract (#1340) between Centers for Medicare & Medicaid Services and Advance / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.15

10.121	Contract (#H2491) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	December 23, 2008	10.1

10.122	Contract (#4577) between Centers for Medicare & Medicaid and Home Owners / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.16

10.123	Contract (H1657) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2

21.1	List of subsidiaries†

23.1	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

*	Denotes a management contract or compensatory plan, contract or arrangement

†	Filed herewith