Form 10-K/A
period 2008-12-31
WELLCARE HEALTH PLANS, INC.
filed 2009-04-30
CIK 1279363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2009, there were outstanding 42,225,939 shares of the registrant’s Common Stock, par value $0.01 per share

Documents Incorporated by Reference

None.

EX. 10.124
EX. 10.125
EX. 31.1.1
EX. 31.2.1
EX. 32.1.1
EX. 32.2.1

EXPLANATORY NOTE

The purpose of this Form 10-K/A No. 1 is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “2008 Form 10-K”).  We are amending Part III of the 2008 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2008.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A No. 1 under Item 15 of Part IV hereof, and we are filing two additional exhibits that were omitted from the 2008 Form 10-K.  Accordingly, Item 15 of Part IV is also being amended to reflect the filing of these new certifications and the two additional exhibits.

For purposes of this Form 10-K/A No. 1, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 15 of our 2008 Form 10-K have been amended and restated in their entirety.  No attempt has been made in this Form 10-K/A No. 1 to modify or update other disclosures as presented in the original 2008 Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following are our directors and executive officers as of April 27, 2009.

OUR DIRECTORS

Charles G. Berg (age 51) has served as our Executive Chairman and as a member of our Board since January 2008.  Mr. Berg also serves as senior advisor to Welsh, Carson, Anderson & Stowe, a private equity firm, where he has served in that capacity since January 2007.  From July 2004 to September 2006, Mr. Berg served as an executive of UnitedHealth Group.  From April 1998 to July 2004, Mr. Berg held various executive positions with Oxford Health Plans, Inc., which included Chief Executive Officer from November 2002 to July 2004, President and Chief Operating Officer from March 2001 to November 2002, and Executive Vice President, Medical Delivery, from April 1998 to March 2001.  Mr. Berg serves as a director of DaVita, Inc. Mr. Berg received his undergraduate degree from Macalester College and a Juris Doctorate from the Georgetown University Law Center.

David J. Gallitano (Age 61) has been President of Tucker, Inc., a private investment and consulting firm, since 2002.  Mr. Gallitano was the Chairman and Chief Executive Officer of APW, Ltd., a manufacturer of specialized industrial products and provider of related services, from 2003 to 2005.  From 1993 to 2002, Mr. Gallitano served as Chairman and Chief Executive Officer of Columbia National Inc., a mortgage banking company.  From 1986 to 1993 Mr. Gallitano was the Executive Vice President, Principal Transactions Group, for PaineWebber Incorporated.  From 1982 to 1986 Mr. Gallitano was with General Electric Corporation, first as Vice President, Strategic Planning and Business Development for General Electric Credit Corporation and then as President and Chief Executive Officer of General Electric Mortgage Capital Corporation.  Mr. Gallitano was a consultant with McKinsey & Company from 1975 to 1982 and he served as an electronics specialist with the United States Air Force from 1966 to 1970.  Mr. Gallitano currently serves on the board of directors of The Hanover Insurance Group, Inc., a provider of a variety of commercial and personal insurance products, where he also serves on the audit committee of the board.  Mr. Gallitano holds a Bachelor of Business Administration from The George Washington University and a Master of Business Administration from the University of Chicago.

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

Regina E. Herzlinger (age 65) has been a member of our Board since August 2003.  Dr. Herzlinger is the Nancy R. McPherson Professor of Business Administration at the Harvard Business School and has been teaching at Harvard since 1971.  Dr. Herzlinger also serves as a director of a privately-held company.  Dr. Herzlinger received her undergraduate degree from the Massachusetts Institute of Technology and her Doctorate from Harvard Business School.

Kevin F. Hickey (age 57) has been a member of our Board since November 2002.  Since January 2008, Mr. Hickey has served as Principal of HES Advisors, a strategic advisory firm serving the health care, health care technology and life sciences industries.  Mr. Hickey also currently serves as a Senior Advisor to Verisk, Inc., a company specializing in health care predictive analytics.  From January 2006 to December 2007, Mr. Hickey served as President of D2Hawkeye, Inc. (now a part of Verisk, Inc.)  From October 1998 until January 2005, Mr. Hickey served as the Chairman and Chief Executive Officer of IntelliClaim, Inc., a privately-held application service provider that provides insurance payors with capabilities for enhancing claim processing efficiency and productivity.  From September 1997 until August 1998, Mr. Hickey was Executive Vice President of Operations and Technology for Oxford Health Plans, Inc.  Mr. Hickey also serves as a director of a privately-held company.  Mr. Hickey received his undergraduate degree from Harvard University, a Master in Health Services Administration from the University of Michigan and a Juris Doctorate from Loyola College of Law.

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

Ruben José King-Shaw, Jr. (age 47) has been a member of our Board since August 2003.  Since September 2008, Mr. King-Shaw has served as Chief Executive Officer of All-Med Services of Florida, Inc., a durable medical supplies, respiratory therapy and infusion pharmacy.  Mr. King-Shaw has served as Chairman and Chief Executive Officer of Mansa Equity Partners Inc., a private equity investment and advisory firm specializing in the health care sector since July 2006.  From October 2004 until June 2006, Mr. King-Shaw was a partner of Pine Creek Healthcare Capital, LLC and from February 2004 until February 2005, he served as President of United Biosource.  Mr. King-Shaw served as Senior Advisor to the Secretary of the Department of the Treasury from January 2003 to June 2003.  From July 2001 to April 2003, Mr. King-Shaw served as Chief Operating Officer and Deputy Administrator of the federal government’s Centers for Medicare & Medicaid Services.  Prior to that, from January 1999 to July 2001, he served as Secretary of the Agency for Health Care Administration of the State of Florida.  Mr. King-Shaw serves as a director of several privately-held companies.  Mr. King-Shaw received his undergraduate degree from Cornell University and a Master of Business Administration and a Master in Health Services Administration from Florida International University.

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

Neal Moszkowski (age 43) has been a member of our Board since May 2002, serving as chairman from May 2002 through October 2006.  Since April 2005, Mr. Moszkowski has been Co-Chief Executive Officer of TowerBrook Capital Partners LP, a private equity investment company.  Prior to joining TowerBrook, Mr. Moszkowski was Managing Director and Co-Head of Soros Private Equity Partners LLC, the private equity investment business of Soros Fund Management LLC, where he served since August 1998.  From August 1993 to August 1998, Mr. Moszkowski served as Vice President and Executive Director in the Principal Investment area for Goldman, Sachs & Co. and Affiliates.  Mr. Moszkowski serves as a director of Bluefly, Inc., Integra LifeSciences Holdings Corporation and Spheris, Inc. as well as several privately-held companies.  Mr. Moszkowski received his undergraduate degree from Amherst College and a Master of Business Administration from the Graduate School of Business of Stanford University.

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

OUR EXECUTIVE OFFICERS

Executive Officers who are not Directors

Rex M. Adams (age 47) has served as our Chief Operating Officer since September 2008.  Prior to joining WellCare, Mr. Adams was the President and Chief Executive Officer of AT&T Incorporated’s East Region, from January 2007 to March 2008.  In such capacity, Mr. Adams was responsible for consumer and business sales and service, network operations, profit and loss accountability, and the management of over 5,000 employees.  For the period prior to AT&T’s acquisition of BellSouth, Mr. Adams was an officer of BellSouth Corporation from July 2001 to December 2006, serving in various leadership positions.  During the merger transition period from February 2006 to December 2006, Mr. Adams served as Web Development Officer.  From December 2004 to January 2006, Mr. Adams was the President of BellSouth Wholesale Services, and had similar responsibilities as President and Chief Executive Officer of AT&T East Region.  From January 2004 to November 2004, Mr. Adams was Vice-President, Product Development and Management of BellSouth Corporation, where he was responsible for product profitability, development and commercialization.  From July 2001 to November 2004, Mr. Adams was President of BellSouth Long Distance Services, where he was responsible for profit and loss and all areas of BellSouth’s long distance business.  From September 2007 to October 2008, Mr. Adams served on the board of trustees for Yale-New Haven Hospital, a premier teaching and research hospital, and as a member of its Finance and Audit Committee.  Mr. Adams holds a B.S. from the United States Military Academy at West Point and a Masters in Business Administration from the Harvard Business School.

William Kerr (age 43) has served as our Senior Vice President and Chief Medical Officer since August 2007.  Prior to joining WellCare, Dr. Kerr served as Vice President of Care Management and eventually Chief Medical Officer of Blue Cross and Blue Shield from November 2004 to August 2007.  From September 2000 to November 2004, Dr. Kerr served as Vice President, Professional Networks for Independence Blue Cross.  From November 1998 to August 2000, Dr. Kerr served as Regional Medical Director for AmeriHealth of Texas, Inc.  Dr. Kerr received his undergraduate degree from the University of Arkansas, magna cum laude, a medical degree from the University of Arkansas for Medical Sciences, and has conducted research at Oxford University.  On April 17, 2009, Dr. Kerr tendered his resignation from the Company to be effective upon successful transition of his responsibilities which is expected to occur by the end of May 2009.

Adam T. Miller (age 42) has served as our President, National Medicare since March 2008.  Prior to this, Mr. Miller served as Chief Operating Officer of our Medicare Prescription Drug Plan business from January 2006 and our Private Fee-For-Service business from January 2007.  From July 2001 to November 2005, Mr. Miller ran UnitedHealth Group’s Arizona Medicaid program and a related Medicare Special Needs program.  Earlier in his career, Mr. Miller was with General Electric in their Medical Systems business (GE Medical) in a series of strategy, business development and operational roles, from May 1997 to June 2001.  In his last role at GE Medical, Mr. Miller served as Vice President and General Manager of their global Cardiology Systems division.  Prior to joining GE Medical, Mr. Miller was with the Boston Consulting Group where he worked with clients in the pharmaceutical, managed care and medical device industries on issues of growth and profitability enhancement, from 1993 to 1997.  Mr. Miller is a graduate of Harvard Business School and the Wharton School of Business at The University of Pennsylvania, where he earned summa cum laude honors.

Thomas F. O’Neil III (age 52) has served as our Senior Vice President, General Counsel and Secretary since April 2008.  Prior to joining WellCare, Mr. O’Neil was a partner of the law firm DLA Piper US LLP and its predecessor from June 2002 through March 2008.  From December 1995 to June 2002, Mr. O’Neil served as Vice President, Chief Litigation Counsel of MCI Communications Corp., Senior Vice President, Chief Counsel of MCI WorldCom, Inc. and General Counsel of The MCI Group.  Earlier in his career Mr. O’Neil was a partner of the law firm of Hogan & Hartson LLP and he served as Assistant U.S. Attorney at the US Department of Justice from March 1986 to December 1989.  Mr. O’Neil received his A.B., magna cum laude, from Dartmouth College and his Juris Doctorate from Georgetown University Law Center.  Mr. O’Neil is a member of the Board of Regents of Georgetown University and the Board of Visitors of Georgetown University Law Center.

Jonathan P. Rich (age 48) has served as our Senior Vice President and Chief Compliance Officer since August 2008.  From July 2006 to July 2008, Mr. Rich was the General Counsel and Chief Compliance Officer for health insurer Aveta Inc.  From 1998 to 2006, Mr. Rich was a senior executive at Oxford Health Plans, Inc. serving first as Vice President and Director of Litigation and Legal Affairs and later as Senior Vice President and General Counsel.  From 1989 to 1998, Mr. Rich was an associate at the law firm of Simpson, Thacher & Bartlett in New York.  Mr. Rich is a graduate of Columbia University Law School, where he served on the Columbia Law Review, and of the University of North Carolina, where he earned summa cum laude honors.

Thomas L. Tran (age 52) has served as our Senior Vice President and Chief Financial Officer since July 2008.  Prior to joining WellCare, Mr. Tran was the President, Chief Operating Officer and Chief Financial Officer of CareGuide, Inc., a publicly-traded population health management company, from June 2007 to June 2008.  From July 2005 to June 2007, Mr. Tran was Senior Vice President and Chief Financial Officer of Uniprise, one of the principal operating businesses of UnitedHealth Group that manages health care benefits programs for employers.  From December 1998 to July 2005, Mr. Tran served as Chief Financial Officer of ConnectiCare, Inc., an HMO based in Connecticut.  Prior to ConnectiCare, Mr. Tran was Chief Financial Officer of Blue Cross Blue Shield of Massachusetts from May 1996 to July 1997, and Vice President of Finance and Controller of CIGNA HealthCare from February 1993 to May 1996.  Mr. Tran holds a degree in accounting from Seton Hall University and a Masters of Business Administration in Finance from New York University.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC and New York Stock Exchange (“NYSE”).  Officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms, or written representations from reporting persons that all reportable transactions were reported, we believe that all our officers, directors and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a) during the fiscal year 2008.

THE CORPORATE COMPLIANCE PROGRAM

Under the direction of our Chief Compliance Officer, our General Counsel and the Board, the Company has recently implemented a comprehensive new and enhanced corporate ethics and compliance program that includes structural enhancements, improved communications with and reporting to our regulators, a new employee training program, called iCare, a new Code of Conduct and Business Ethics (the “Code of Conduct”) and improved policies and procedures.  The corporate compliance program covers all aspects of our company and is designed to assist us with conducting our business in accordance with applicable federal and state laws and high standards of business ethics.  The corporate compliance program applies to members of our Board, our officers and all of our associates.  The following are several of the ways in which we have redesigned and enhanced our compliance program:

•
Formation of the regulatory compliance committee.  As discussed in the 2008 Form 10-K, our Board formed a Regulatory Compliance Committee to oversee our compliance activities and programs. The committee receives periodic reports from our Chief Compliance Officer and is responsible for oversight of management’s Corporate Compliance Committee, which is discussed below.

•
Appointment of the chief compliance officer. Our new Chief Compliance Officer reports directly to our Chief Executive Officer and the Regulatory Compliance Committee. The Chief Compliance Officer is responsible for monitoring regulatory reporting and regulatory communications, affiliated company arrangements, and political contributions and fund-raising, among other things.

•
Reorganization of the compliance department.  We have separated the compliance function from our legal department and created a standalone compliance department under the supervision of our Chief Compliance Officer. In addition, under the leadership of our Chief Compliance Officer, the compliance department has been reorganized into the following units: Medicare, Medicaid, privacy and corporate compliance.

•
Enhanced corporate compliance committee. Our corporate compliance committee operates under a charter approved by the Board’s Regulatory Compliance Committee.  The reconstituted Corporate Compliance Committee is chaired by our Chief Compliance Officer and comprised of other members of senior management, including our General Counsel, Chief Operating Officer, Chief Medical Officer and leaders of our Medicare and Medicaid businesses. The Corporate Compliance Committee has recently introduced iCare, an improved corporate ethics and compliance program for all of our lines of business and corporate functions. In addition, the Corporate Compliance Committee reviews areas of legal, regulatory and compliance risk throughout the Company and, under the oversight of the Regulatory Compliance Committee, is responsible for developing appropriate policies and procedures to address such risks.

•
Communications with regulators. We are implementing a comprehensive program to help us identify regulatory reporting issues and report such issues to the appropriate federal or state regulator. The program, which is administered under the supervision of our Chief Compliance Officer, is designed to ensure the reliability of the information we communicate to regulators. As part of this program, we have established an internal certification process relating to the data contained in, and preparation of, the reports that we file with regulators. In addition, we will audit sample reports we have filed with state regulators to confirm that they were prepared in compliance with applicable law and are otherwise accurate and complete.

•
Effective compliance training. iCare includes mandatory compliance training programs, or training modules, for all associates. So far, we have implemented a general compliance training module and a training module on fraud, waste and abuse, and intend to add new training modules from time to time. These training modules are designed to strengthen our associates’ competency, independent judgment and identification of potential violations of applicable law or company policy.

•
Enhanced communication of non-retaliation policies and improved reporting channels. As an integral part of the iCare program, we are re-emphasizing to all of our associates that any form of employee retaliation or retribution is prohibited and will result in disciplinary action, including possible termination. We are also continuing to encourage our associates to express concerns or report violations of which they have become aware or have observed.  Associates may express concerns through a variety of channels, including an anonymous telephonic hotline, the Company’s compliance intranet, or by contacting directly our Chief Compliance Officer or any member of our legal department.

•
Enhancement of written policies and procedures. We have adopted new or revised written policies and procedures to reflect a clear commitment to corporate integrity and compliance and a duty to report. As part of this process, earlier this year the Board adopted a new Code of Conduct, which replaced our previous standards of conduct. The Code of Conduct applies to all of our directors and associates, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Collectively, these written policies will serve as guiding principles that emphasize, among other things, our commitment to financial reporting integrity.

Our Code of Conduct is available on our website at www.wellcare.com.  We intend to disclose future amendments to, or waivers from, the provisions of the Code of Conduct, if any, made with respect to any of our directors and executive officers on our website.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board has established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee operates pursuant to a charter which is posted on our website at www.wellcare.com.  As more fully described in its charter, the principal purpose of the Audit Committee is to assist the Board in the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualification and independence of our independent auditors and the performance of our internal audit function and independent auditors.  The Audit Committee also appoints, reviews the plans and results of the audit engagement and compensates and oversees the engagement and provision of services by our independent auditors.  The Audit Committee pre-approves all audit, audit-related, tax and other services conducted by our independent auditors.  The Audit Committee also coordinates with our Regulatory Compliance Committee and Health Care Quality and Access Committee regarding regulatory compliance and quality measurement matters that may have an effect on our business, financial statements, compliance policies or internal audit function.

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

Item 11.  Executive Compensation.

DIRECTOR COMPENSATION

2008 Director Compensation

In February 2008, the Board appointed Mr. Hickey as lead director.  Further, in April 2008, the Board established a Regulatory Compliance Committee and a Health Care Quality and Access Committee.  In recognition of these new committees and the appointment of a lead director, the Board approved the payment of an additional fee of $10,000 per year to the lead director and the payment of an additional fee of $2,500 per year for the chair, and $2,000 per year for each non-chair member, of each of the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Health Care Quality and Access Committee.  Messrs. Schiesser and Berg joined our Board in January 2008 when they were appointed, respectively, as President and Chief Executive Officer and Executive Chairman.  Neither Mr. Schiesser nor Mr. Berg receives additional compensation for their Board service.

The following table summarizes the standing fees paid to our Board and committee members as of April 2008:

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

As discussed below under “Compensation Discussion and Analysis — Equity Award Process,” in July 2006, the Compensation Committee determined that all annual equity awards to Board members will be issued effective as of the date of the annual meeting of stockholders.  Historically, we have granted equity awards to Board members upon their initial appointment or election to the Board as well as annually although we have not had a standard plan or program as to the number or type of equity awards granted to our non-employee directors.  Due to the governmental investigations, we did not hold our 2008 annual meeting of stockholders, and consequently, no equity awards were made to the directors during fiscal year 2008.

2009 Director Compensation

On March 23, 2009, the Board approved a new Non-Employee Director Compensation Policy (the “Director Compensation Policy”).  The Director Compensation Policy is applicable to our non-employee directors effective for the fiscal quarter commencing April 1, 2009.  Similar to the compensation structure of our executives, our Board’s historical compensation was heavily weighted toward equity compensation.  Following the commencement of the governmental investigations in October 2007 and the subsequent decline in our stock price, our Board determined it was necessary to analyze our Board compensation program.  In addition to trying to balance the distribution of Board compensation between cash and equity, the Board also felt it was necessary to review our Board compensation practices in order to be able to attract new Board members and to bring such practices in-line with market standards.  The Compensation Committee retained Watson Wyatt to conduct an analysis of compensation practices at comparable companies and make recommendations as to how to structure our Board compensation policy.  The Director Compensation Policy was adopted based in part upon the Watson Wyatt recommendations and analysis.

Under the Director Compensation Policy, each non-employee director earns annual retainer board and committee fees as set forth below, paid on a quarterly basis at the end of the applicable quarter.  Unless otherwise determined by the Board, each non-employee member of the Board and its committees who serves during any portion of a quarterly period, shall be paid the full quarterly retainer.

The following table summarizes the standing fees paid to our Board and committee members as of April 2009:

Annual Board Fee	Annual Audit Committee Chair Fee	Annual Audit Committee Non-Chair Member Fee	Annual Special Committee Chair Fee	Annual Special Committee Non-Chair Fee	Annual Special Litigation Committee Fee	Annual Fee for Serving As the Chair of Other Committees(1)	Annual Fee for Serving as a Non- Chair Member of Other Committees(1)	Annual Lead Director Fee

$50,000	$20,000	$12,000	$90,000	$60,000	$90,000	$12,000	$8,000	$15,000

(1)	These fees are for the Compensation Committee, the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Health Care Quality and Access Committee.

        In addition to the cash retainers described above, each non-employee director shall receive $2,000 for each meeting of the full Board attended in person, telephonically or by way of other remote or electronic means.  In addition, unless otherwise determined by the Compensation Committee and subject to the Compensation Committee’s approval, each non-employee director, other than a non-employee director joining the Board at the annual shareholders meeting, shall receive an annual grant of restricted stock valued at approximately $100,000 (based on the closing price on the date of grant), pursuant to and in accordance with the terms and provisions of a restricted stock agreement and the 2004 Equity Incentive  Plan (the “2004 Equity Plan”).  Unless otherwise determined by the Compensation Committee, all such annual grants shall be granted on the date of the Company’s annual meeting of shareholders and shall vest in full on the earlier of the first anniversary of the date of grant or the date of the next annual shareholder meeting.  Further, unless otherwise determined by the Compensation Committee and subject to the Compensation Committee’s approval, newly elected or appointed non-employee members of the Board shall receive an initial grant of restricted stock valued at approximately $150,000 (based on the closing price on the date of grant), pursuant to and in accordance with the terms and provisions of a restricted stock agreement and the 2004 Equity Plan.  Such grant of restricted stock shall vest equally on the first, second and third anniversary of the date of grant.

Other Components of Director Compensation

We pay all reasonable expenses incurred by directors for attending Board and committee meetings, for certain director continuing education programs and related expenses and maintain directors and officers liability insurance.  We do not provide a retirement plan or perquisites for our non-employee directors. We have entered into indemnification agreements with each of our directors in addition to the indemnification that is provided for in our certificate of incorporation and bylaws.  These agreements, among other things, provide for the indemnification of expenses specified in the agreements, including attorneys’ fees, judgments, fines and settlement amounts, incurred by the directors in any action or proceeding arising out of their service as directors for us, any of our subsidiaries or any other entity to which the directors provide services at our request.

All of our directors’ unvested restricted stock awards and unvested stock options were issued under our 2004 Equity Plan, except for a portion of Mr. Michalik’s stock options.  The circumstances under which the vesting of equity awards under the 2004 Equity Plan will accelerate are described below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Under the provisions of the new Director Compensation Policy described above, we awarded $150,000, or 14,354 shares, of restricted stock to Mr. Gallitano upon his appointment to the Board and expect to award $100,000 worth of restricted stock to each of the non-employee members of the Board on the date of our 2009 annual shareholders meeting.

Stock Ownership Guidelines

Under the new Director Compensation Policy, each non-employee director is required to own shares of the Company’s common stock (the “Ownership Requirement”) having a value (as described below) equal to the sum of three times the base annual retainer payable to each non-employee director.

For purposes of determining ownership, the following will be used in determining whether a non-employee director has satisfied the Ownership Requirement:

•
One hundred percent (100%) of the value of shares of the Company’s common stock owned individually, either directly or indirectly, including vested and unvested restricted stock or restricted stock unit awards or shares acquired upon exercise of stock options;

•	Shares of the Company’s common stock owned jointly, or separately by a spouse, domestic partner and/or minor children, directly or indirectly.

No other rights to acquire shares of Company common stock (including stock options or similar rights) shall be considered shares of Company common stock for purposes of meeting the Ownership Requirements under the Director Compensation Policy.

For purposes hereof, the value of a share of the Company’s common stock, including vested and unvested restricted stock and restricted stock units, shall be calculated on the last trading day of each calendar year based on the average closing price of the Company’s common stock during the prior year (a “Determination Date”).  Any subsequent change in the value of the shares of Company common stock during that year will not affect the amount of stock a non-employee director should hold during that year under the policy.  If the value of the shares of Company common stock increases from year to year, each non-employee director shall have one year in which to meet the Ownership Requirement.

       In the event the annual retainer increases, each non-employee director will have four years from the time of the increase to acquire any additional shares needed to satisfy the Ownership Requirement. A non-employee director shall have until the first Determination Date following the fourth anniversary of such non-employee director’s election or appointment to the Board or upon otherwise becoming a non-employee director of the Board to satisfy the Ownership Requirement; provided, however, that a non-employee director who was a non-employee director of the Company as of April 1, 2009, shall have until December 31, 2013 to meet the Ownership Requirement.

Director Compensation Table

The table below sets forth the compensation paid to each non-employee member of our Board of Directors in fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Total ($)
Robert Graham	50,250	125,170	—	175,420
Regina Herzlinger	59,875	—	1,189	61,064
Kevin Hickey	57,375	—	594	57,969
Alif Hourani	57,125	—	594	57,719
Ruben King-Shaw, Jr.	123,750	—	594	124,344
Christian Michalik	129,625	—	594	130,219
Neal Moszkowski	164,375	125,180	—	289,555
David Gallitano(2)	—	—	—	—

(1)
The amounts included in the “Stock Awards” and “Option Awards” columns are the amounts of compensation cost related to restricted stock and stock option awards, respectively, recognized by us in our financial statements during fiscal year 2008 in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, as applicable.  These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be realized by the directors.  For a discussion of valuation assumptions and methodologies, see Note 2 to our 2008 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2008.

(2)	Mr. Gallitano was appointed to our Board of Directors in March 2009.

The following table sets forth certain information regarding unexercised options and stock that has not vested for each non-employee member of our Board of Directors outstanding as of December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Robert Graham	10,693	—	90.05	10/26/11	1,389	(2)	17,863
	3,790	—	90.52	12/12/11	—		—
Regina Herzlinger	10,000	—	17.00	07/07/14	—		—
	7,000	—	36.45	07/27/12	—		—
	6,500	—	47.40	06/07/13	—		—
	5,128	—	90.52	12/12/11	—		—
Kevin Hickey	5,000	—	17.00	07/07/14	—		—
	4,500	—	36.45	07/27/12	—		—
	5,000	—	47.40	06/07/13	—		—
	3,790	—	90.52	12/12/11	—		—
Alif Hourani	5,000	—	17.00	07/07/14	—		—
	4,500	—	36.45	07/27/12	—		—
	5,000	—	47.40	06/07/13	—		—
	3,790	—	90.52	12/12/11	—		—
Ruben King-Shaw, Jr.	1,875	—	17.00	07/07/14	—		—
	5,000	—	47.40	06/07/13	—		—
	3,790	—	90.52	12/12/11	—		—
Christian Michalik	33,657	—	6.47	12/31/13	—		—
	5,000	—	17.00	07/07/14	—		—
	4,500	—	36.45	07/27/12	—		—
	5,000	—	47.40	06/07/13	—		—
	3,790	—	90.52	12/12/11	—		—
Neal Moszkowski	10,495	—	91.64	10/20/11	1,364	(3)	17,541
	3,790	—	90.52	12/12/11	—		—
David Gallitano(4)	—	—	—	—	—		—

(1)	Value based on $12.86 per share which was the closing price of our common stock on the NYSE on December 31, 2008.
(2)	These shares vested on April 26, 2009.
(3)	These shares vested on April 20, 2009.
(4)	Mr. Gallitano was appointed to our Board of Directors in March 2009.

The table below sets forth the number of stock options exercised and the value realized upon exercise of the stock options, or the vesting of restricted stock and the value realized, for each non-employee member of our Board of Directors in fiscal year 2008.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($ )
Robert Graham	—	—	1,388	56,936
Regina Herzlinger	—	—	—	—
Kevin Hickey	—	—	—	—
Alif Hourani	—	—	—	—
Ruben King-Shaw, Jr.	—	—	—	—
Christian Michalik	—	—	—	—
Neal Moszkowski	—	—	1,364	58,106
David Gallitano(3)	—	—	—	—

(1)	The value realized is calculated by multiplying the number of shares by the difference between the market price of our common stock at time of exercise and the exercise price of the stock option.
(2)	The value realized is calculated by multiplying the number of shares vested by the closing market price of our common stock on the date of vesting.
(3)	Mr. Gallitano was appointed to our Board of Directors in March 2009.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis
Overview

This Compensation Discussion and Analysis discusses our historical compensation philosophy and program for fiscal year 2008 as it pertained to our named executive officers, and also addresses compensation decisions that were made in early 2009 that relate to 2008 performance and, in some cases, 2009 and beyond.

The following individuals constituted our “named executive officers” for 2008:

•	Heath G. Schiesser and Todd S. Farha, two individuals who served as our principal executive officer during 2008;
•	Thomas L. Tran and Paul L. Behrens, two individuals who served as our principal financial officer during 2008;
•	Charles G. Berg, Adam T. Miller and Thomas F. O’Neil III, our three other most highly compensated executive officers who were serving as executive officers at the end of 2008; and
•	Anil Kottoor, an individual who would have been one of our three other most highly compensated executive officers if he had served as an executive officer at the end of 2008.

        Messrs. Schiesser, Tran, Berg and O’Neil were each appointed to their respective positions during 2008.  Each of these executives negotiated employment agreements in connection with their appointment.  Consequently, compensation for 2008 for these executives was largely dictated by the terms of their respective employment agreements, which included, among other things, base salary, initial equity awards of restricted stock and stock options, and in some instances, sign-on bonuses and minimum guaranteed bonuses for the first year of employment.

Decisions relating to 2008 compensation for Messrs. Miller and Kottoor were driven largely by our desire to retain their services following the commencement of the governmental investigations in October 2007 (as described under “Legal Proceedings” in our 2008 Form 10-K), and were also designed to increase their total compensation to be in line with similarly-situated executives at companies in our peer group.  In the case of Mr. Kottoor, who terminated his employment in December 2008, his compensation was also dictated in part by the terms of his separation agreement.  See “Separation Agreements” below for a description of Mr. Kottoor’s separation agreement.

       Messrs. Farha and Behrens each resigned from their respective positions in January 2008, which was before 2008 annual compensation decisions were determined by the Compensation Committee.  Consequently, virtually no decisions relating to 2008 compensation were made with regard to either of these individuals; rather, their compensation was dictated by the terms of their separation agreements.  See “Separation Agreements” below for a description of Messrs. Farha’s and Behren’s separation agreements.

Compensation Philosophy

We have not, and we currently do not, pre-establish performance goals with respect to our performance-based compensation.  Our executive compensation program, including decisions relating to performance-based compensation, have been, and continue to be, based on the Compensation Committee’s subjective and discretionary review of overall company and individual executive officer performance, each as subjectively determined by the Compensation Committee after receiving recommendations from our Chief Executive Officer for his direct reports.

We believe that, prior to 2008, our compensation philosophy and processes reflected those of a newly-public company in many respects.  Prior to 2008, our senior management team was in large part the same team that built and helped bring the Company public in 2004.  Following our Initial Public Offering (“IPO”), we experienced significant growth which was reflected in the price of our stock, which increased from our IPO price of $17.00 in July 2004 to $122.27 by October 23, 2007, the day before the commencement of the government investigations.  Due to the value that our stock represented to our associates, including senior management, the focus of our compensation program prior to 2008 was equity awards in the form of restricted stock and stock options, which were granted on a discretionary basis.  Conversely, our cash compensation, including base salaries and annual cash bonuses, was typically less than other companies within the health care industry due to our emphasis on, and success of, our equity compensation program.  Accordingly, as a general matter, prior to 2008 we were able to attract and retain our executives with compensation packages providing for relatively low amounts of cash compensation and uncertain future equity awards in exchange for an attractive initial equity grant.

However, following the commencement of the governmental investigations in October 2007, and the subsequent significant decrease in our stock price, which decreased from $122.27 on October 23, 2007 to $22.87 on November 1, 2007, our ability to attract and retain our associates, including our executives, became much more challenging.  In light of this, our Compensation Committee determined we could no longer rely solely on initial equity grants as our primary recruitment and retention tool.  To help address these concerns, our Compensation Committee retained Watson Wyatt Worldwide in November 2007 to advise us with respect to how the amounts and composition of executive compensation paid by us, including base salary and annual cash and long-term equity incentive compensation targets, compared to market compensation levels (see “Benchmarking” below).  As a result of this review, and as discussed in more detail below, the Compensation Committee approved a compensation package that it felt was more effective given the Company’s maturation to a larger, post-IPO company.

We anticipate that the Compensation Committee will continue to work with Watson Wyatt, the Board and Mr. Schiesser to develop an evolving compensation program that reflects our continued maturation as a public company and the need to attract and retain talented management during our current challenges and beyond.

Although no significant changes were made in 2009 to the Company’s overall compensation philosophy and structure, we aggressively reduced administrative costs during 2008 in response to various changes in our business and have and are implementing additional cost-cutting measures in 2009, including a salary freeze, management bonus reductions and the suspension of 401(k) retirement plan Company matching contributions.  As discussed below, these initiatives affected the 2008 compensation of some of the named executive officers.

Benchmarking

As discussed above, due to the decline in our stock price and the Compensation Committee’s consequential focus on alternative retention mechanisms, the Compensation Committee engaged Watson Wyatt to perform an analysis of the amounts and composition of executive compensation paid by WellCare, including base salary, annual cash and long-term equity incentive targets, as compared to amounts being paid to similarly-situated employees at companies we believed to be in our peer group.

        For purposes of determining our relevant peer group, Watson Wyatt prepared an analysis, based on the then most recently filed proxy statements, of the compensation practices and levels of publicly-traded comparable medical service and health plan providers.  The companies were the following:

2008 Peer Group

• Aetna Inc.	• Express Scripts Inc.
• Amerigroup Corp.	• Health Net, Inc.
• Centene Corp.	• Healthspring Inc.
• Cigna Corp.	• Humana, Inc.
• Coventry Health Care, Inc.	• Sierra Health Services, Inc.

As of December 31, 2007, the market capitalization of these companies ranged from approximately $1.0 billion to $28.9 billion, with a median of $7.2 billion, and revenues ranged from approximately $1.6 billion to $27.6 billion, with a median of $14.1 billion.  This compared to our December 31, 2007 market capitalization of approximately $1.8 billion and revenues of approximately $5.3 billion.  While our market capitalization and revenues represented the lower end of the peer group range, these companies were nevertheless selected principally because they are representative of the pool of companies in which we compete for talent.  These companies were also selected based on their similarity of product offerings, and the size and growth rate of their Medicare and Medicaid businesses.

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

While the Compensation Committee reviewed and considered the comparable market data provided by these surveys, it did not consider or review the compensation paid to executives at the component companies included within such surveys; however, the data from these surveys was scaled to our size using either regression analysis based on revenues or corresponding revenue ranges as provided by the various surveys.

The peer group data prepared by Watson Wyatt, as well as the comparable market data analyzed by Watson Wyatt, is collectively referred to as the “market data.”

The fiscal year 2008 market data prepared by Watson Wyatt indicated the following:

•	cash compensation paid to our executives in the aggregate, consisting of base salary and annual incentive cash compensation, was 16% below the median of the market data; and
•	ongoing equity awards to our executives in the aggregate was 40% above the 75th percentile of the market data.

This analysis, coupled with our revised retention mechanisms in light of the Company’s circumstances and decline in stock price, resulted in the Compensation Committee’s determination that base salaries for certain of our associates, including Messrs. Kottoor and Miller, should be increased to be competitive with the median of the market data.  With respect to annual and long-term incentive opportunities (consisting of cash and equity awards), the Compensation Committee, upon the recommendation of Mr. Schiesser, determined to target the 50th to 75th percentile of the market data.  These changes resulted in our executives’ total direct compensation to range from the 50th to 75th percentile of the market data.  In addition to the decreased efficacy of using initial equity awards as the primary retention tool due to our decreased stock price, the Compensation Committee felt targeting this segment of the market data was appropriate as, consistent with other post-IPO companies, base salary and annual cash bonuses would likely begin to become a more significant element of executive compensation as the Company matures.

As discussed below, for 2008, each of Messrs. Kottoor and Miller’s base salary was increased to bring each executive in line with the median of the market data.  In addition, the targeted total cash compensation for Messrs. Kottoor and Miller was at the 70th percentile of the market data, which the Compensation Committee deemed necessary for retention purposes.  As discussed in more detail below, Mr. Miller’s base salary and annual cash incentive compensation was subsequently adjusted for additional retention purposes in April 2008, resulting in his targeted total cash compensation above the 75th percentile.

Negotiation of Employment Agreement Terms for 2008 Hires

We experienced a significant turnover in our senior management team during 2008.  Messrs. Schiesser, Tran, Berg and O’Neil were all appointed to their respective positions during 2008.  Recruiting executives was challenging in light of our circumstances following the government investigations.  In framing the general compensation package for each of these named executive officers, the Compensation Committee considered a number of quantitative and qualitative factors, including the market data as described in “Benchmarking” above, the total cost of each compensation package, the compensation packages developed for other senior executives in the Company and the terms and conditions that other job candidates were seeking.  However, the final terms of each employment agreement were reached after arm’s-length negotiations between us and these executives and were determined by the Compensation Committee, based in part on market data received from Watson Wyatt, to be reasonable.  The Compensation Committee also determined that the negotiated terms were necessary to recruit these individuals in a relatively short time frame, and bring the experience the Company needed in light of the challenges we were facing.  See “Employment Agreements with Named Executive Officers” below for a description of the employment agreements.

Compensation Program Process and Components

In connection with our annual associate review and evaluation process, incentive compensation decisions for our executive officers, including the named executive officers, are generally made in early March and are largely based on prior fiscal year company and individual performance.  For example, in March of a given year, the following decisions are typically made by the Compensation Committee for our executive officers:

•	base salary adjustments;
•	annual cash bonus awards related to prior fiscal year performance based on targets established in the prior fiscal year;
•	long-term incentive awards based on targets established in the prior fiscal year;
•	new annual cash bonus targets; and
•	new long-term incentive targets.

Annual cash bonuses and long-term incentive awards are discretionary (except as might otherwise be required by an executive’s employment agreement) and are based on targets that are increased or decreased for overall company performance and individual performance, each as subjectively determined by the Compensation Committee after receiving recommendations from our Chief Executive Officer for his direct reports.

During fiscal year 2008, our executive compensation program consisted of the following four elements:

•	base salary;
•	an annual cash bonus;
•	long-term incentive awards in the form of cash, restricted stock and stock options; and
•	retention-related incentive awards in the form of cash and stock options.

Base Salary

We pay base salary to attract talented executives and to provide a fixed base of cash compensation.  Base salaries for executive officers are determined by the Compensation Committee, after considering the market data (as described in “Benchmarking” above), the scope and complexities of an individual’s role, internal equity (in this context, meaning striving to ensure that our executives with similar responsibilities, experience and historical performance are rewarded comparably) and individual performance.  The Compensation Committee is mindful of setting the appropriate level of base salary in order to ensure that total direct compensation is both competitive and reasonable.

       In general, the Compensation Committee considers three factors when determining whether to approve an increase to an executive officer’s base pay: annual merit increases, promotions or changes in role, and market adjustments.

•
Annual merit increases.  The Compensation Committee begins to review potential merit increases in February and merit increases, if any, are usually effective in mid-February or early March.  Annual merit increases are not guaranteed and any adjustments take into account the individual’s performance, responsibilities and experience.  When making these determinations, the Compensation Committee relies to a large extent on the Chief Executive Officer’s evaluation of the performance of executive officers who report directly to him.

•
Promotions or changes in role.  The Compensation Committee may determine to increase an executive’s base salary to recognize an increase in responsibilities resulting from a change in an executive’s role or a promotion to a new position.  The Compensation Committee considers new responsibilities, market data and internal pay equity in addition to past performance and experience when approving any such salary increases.

•
Market adjustments.  Market adjustments may be awarded to an executive when, in the judgement of the Compensation Committee, a significant gap between the market data and the individual’s base salary is recognized.  In general, market adjustments are determined as part of the annual merit review process.

Fiscal Year 2008 Salaries

In connection with the review of base salaries for fiscal year 2008, the Compensation Committee determined to approve a base salary increase for Mr. Kottoor of $65,000, from $250,000 to $315,000.  The Compensation Committee also determined to approve a base salary increase for Mr. Miller of $45,000, from $280,000 to $325,000.  These increases represented market adjustments, and brought each executive’s base salary in line with the median of the market data, while keeping total cash compensation at the 70th percentile of the market data.  Following the determination of 2008 base salaries, in April 2008 Messrs. Schiesser and Miller entered into further discussions regarding an additional base salary increase for Mr. Miller.  Due to concerns over retaining Mr. Miller, and given the significant increase in WellCare’s prescription drug plan and private fee-for-service Medicare business and the resulting responsibilities of Mr. Miller since the time of his hire – during which time his overall compensation remained relatively static – the Compensation Committee approved an additional increase in Mr. Miller’s base salary of $75,000, retroactive to February 2008 when other 2008 base salaries increases were effective, bringing his base salary rate for 2008 to $400,000.

As discussed above, Messrs. Schiesser, Tran, Berg and O’Neil each negotiated base salaries in connection with being recruited by us in 2008.  For 2008, the base salaries for Messrs. Schiesser, Tran, Berg and O’Neil were $400,000, $475,000, $500,000 and $500,000, respectively, and such salaries were all included as a term of each executive’s employment agreement executed during 2008.  See “Negotiation of Employment Agreement Terms for 2008 Hires” above and “Employment Agreements with Named Executive Officers” below for a description of these employment agreements.

Messrs. Farha and Behrens each resigned from their respective positions in January 2008, which was before annual compensation decisions were determined by the Compensation Committee.  Consequently, no changes were made to their base salaries prior to their respective resignations.  See “Separation Agreements” below for a description of these separation agreements.

Fiscal Year 2009 Salaries

No salary adjustments for 2009 were made for Messrs. Schiesser, Tran, Berg, Miller and O’Neil.

Incentive Awards

As a component of total compensation, the Compensation Committee may choose to pay performance-based incentive awards with the intention of driving the achievement of key goals and initiatives for the Company and recognizing individuals based on their contributions to those results.  Incentive awards consist of an annual cash bonus award, incentive cash awards that vest over a long-term, restricted stock and/or stock options.  Incentive awards are discretionary (except as might otherwise be required by an executive’s employment agreement) and are generally based on pre-established targets that are increased or decreased depending on overall company performance (the “company performance modifier”) and individual performance (the “individual performance modifier”), each as subjectively determined by the Compensation Committee.

In determining the company performance modifier for a fiscal year, the Compensation Committee uses its discretion in considering a number of quantitative and qualitative factors it considers relevant for that fiscal year.  In a favorable or unfavorable year as determined by the Compensation Committee, the company performance modifier could be above or below 100% respectively.  The individual performance modifier is based on an executive’s annual performance review and ranges from 0% to 150%, with higher performing executives receiving higher performance multipliers.

        Once the performance modifiers are determined by the Compensation Committee, the bonus payouts are formulaic as follows:

Bonus Payout	=	Pre-Established Bonus Target	x	Company Performance Modifier	x	Individual Performance Modifier

        For 2008, the Compensation Committee determined the company performance modifier to be 60%, which was applied to all bonus-eligible associates across the Company equally, after considering the following factors:

•	budgets that were achieved, including revenue, membership and selling, general and administrative expenses (when adjusted to exclude investigation-related expenses);
•	budgets that were not achieved, including earnings;
•	expansion into the Hawaii market;
•	Medicare growth versus our industry’s growth rate;
•	major projects, including the completion of CMS and NCQA audits and Medicaid compliance;
•	medical cost improvements in our Ohio market;
•	improving regulatory relationships; and
•	our stock price performance.

Each executive’s individual performance modifier is also approved by the Compensation Committee, largely based on the recommendations of Mr. Schiesser with respect to his direct reports, including Messrs. Tran, Miller and O’Neil.  For fiscal year 2008 performance, the Compensation Committee determined Mr. Tran’s individual performance modifier at 110%, Mr. Miller’s individual performance modifier at 115% and Mr. O’Neil’s individual performance modifier at 150%.  Mr. Tran’s individual performance modifier was based on success in managing the audit process and our financial statement filings.  Mr. Miller’s individual performance modifier was based on success in growing and managing our Medicare products in 2008.  Mr. O’Neil’s individual performance modifier was based on his leadership in managing the legal challenges facing the Company.

Messrs. Schiesser and Berg each requested they be paid no cash bonuses for 2008 and, therefore, they did not receive any such bonuses.  Messrs. Schiesser and Berg also requested that the Compensation Committee make long-term incentive award determinations with respect to them at a later date.

As discussed below under “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control,” no bonuses were awarded to Messrs. Farha and Behrens for 2008 and Mr. Kottoor’s bonus payment for 2008 was dictated by the terms of his July 2008 letter agreement.

Annual Cash Bonus Awards

As discussed above, annual cash bonus awards are discretionary (except as might otherwise be required by an executive’s employment agreement) and generally based on pre-established targets that are increased or decreased based on the company and individual performance modifiers.

Fiscal Year 2008

•
2008 Annual Cash Bonus Targets.  For 2008, the Compensation Committee established new annual cash bonus targets for Messrs. Kottoor and Miller for their annual cash bonus to be paid in March 2009 (the annual cash bonus related to fiscal year 2008 performance is referred to as the “2008 Annual Cash Bonus Award”).  Mr. Kottoor’s target was increased from 35% of base salary to 80% of base salary.  Mr. Miller’s target was increased from 50% of base salary to 80% of base salary.  The new bonus targets were largely based on the recommendation of Mr. Schiesser and reflected the Compensation Committee’s desire to target total cash compensation of Messrs. Kottoor and Miller at the 70th percentile of the market data.  As a result of the further discussions with Mr. Miller in April 2008, as discussed above under “Base Salary – Fiscal Year 2008,” the Compensation Committee approved increasing Mr. Miller’s fiscal year 2008 bonus target from 80% to 100% of base salary.

Messrs. Schiesser, Tran, Berg and O’Neil were each hired for their respective positions during 2008.  Each of these executives, with the exception of Mr. Berg, negotiated an annual cash incentive bonus target in connection with being recruited as discussed above.  Although Mr. Berg did not negotiate a specific target, his employment agreement provides that he is eligible to receive an annual cash bonus as determined in the discretion of the Compensation Committee.  For 2008, and as set forth in their respective employment agreements, the annual cash bonus targets for Messrs. Schiesser, Tran and O’Neil are 200%, 100% and 50% of base salary, respectively.  In addition, Messrs. Tran and O’Neil negotiated guaranteed minimum bonuses of $475,000 (pro rated for the portion of the calendar year employed) and $250,000, respectively, for the initial calendar year of employment.  See “Employment Agreements with Named Executive Officers” below for a description of these agreements.

•
2008 Annual Cash Bonus Awards.  Applying the company performance modifier of 60% and Mr. Miller’s individual performance modifier of 115% to Mr. Miller’s annual cash bonus target (100% of base salary) resulted in a payout of $276,000, or 69% of his base salary, in 2009 related to 2008 performance.  Messrs. Tran and O’Neil received the guaranteed minimum bonus payouts of $212,706 and $250,000, respectively, in 2009 related to 2008 performance, each in accordance with the terms of their respective employment agreements.  Pursuant to the terms of his severance agreement, Mr. Kottoor was paid a bonus in the amount of $201,600, as discussed below under “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control.”  As discussed above, Messrs. Schiesser and Berg requested that they not be paid cash bonuses for 2008.  As discussed below under “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control,” no bonuses were awarded to Messrs. Farha and Behrens for fiscal year 2008.

Fiscal Year 2009

No changes were made to annual cash bonus targets for fiscal year 2009 for any of the named executive officers.  As discussed above, a specific target has not been established for Mr. Berg, but he will continue to be eligible to receive an annual cash bonus as determined in the discretion of the Compensation Committee.

Long-Term Incentive Awards

We issue both restricted stock and non-qualified stock options to our executives as long-term incentives.  We believe that a combination of restricted stock and stock options aligns our executives’ interests with those of our stockholders and provides meaningful retention compensation.  When making equity awards, our practice is to determine the dollar amount of equity compensation that we desire to provide to the executive and then grant a number of shares of restricted stock or a number of stock options that have a fair value equal to that amount on the date of grant.  For additional information on our equity award process, see “Equity Award Process” below.

Prior to 2008, our practice was to use equity awards both as a retention tool and reward for each executive’s prior year performance (pursuant to an annual equity award) as well as a periodic incentive and retention tool (typically pursuant to a mid-year equity award), as recommended by Mr. Farha.  However, such awards were discretionary and were not made pursuant to any pre-established program or policy.  In addition, there was no set allocation between restricted stock and option awards; rather, award determinations were based primarily on the recommendations of Mr. Farha.  However, as discussed below, beginning in 2008, the Compensation Committee determined to provide additional structure and consistency to our long-term incentive compensation program by establishing long-term incentive targets for our executives.  The Compensation Committee also determined, on a going forward basis, to award 50% of an executive’s long-term incentive value in restricted stock and 50% in stock options as the Compensation Committee values both types of awards to balance retention needs with future incentive tied to share price.

This new structure was first implemented for awards made in March 2008.  However, due to securities law restrictions to which we were then subject as a result not being timely in our SEC filings, we were not able to issue restricted stock at that time.  In lieu of the restricted stock component of an executive’s long-term incentive award in March 2008, the Compensation Committee approved a special performance-based long-term potential cash incentive award, as discussed below.  Determinations made in March 2009 also represented a deviation from our goal of awarding 50% of an executive’s long-term incentive value in restricted stock and 50% in stock options due to the limitations on shares available for issuance under our 2004 Equity Plan and current volatile economic conditions, as well as restrictions on our ability to grant restricted stock in March 2009.  In lieu of an equity award in March 2009, the Compensation Committee determined to approve a special long-term potential cash incentive representing 50% of an executive’s long-term incentive value and defer making determinations with regard to the other half until a later time.

Fiscal Year 2008

•
2008 Long-Term Incentive Targets.  In March 2008, in order to impose more structure and consistency to our equity compensation program, the Compensation Committee set long-term incentive targets for each of Messrs. Kottoor and Miller.  Expressed as a percentage of each officer’s fiscal year 2008 base salary, the long-term incentive targets were established at 150% for each executive and were determined based on the desire of the Compensation Committee to target annual and long-term  incentive compensation at the 50th to 75th percentile of the market data. Although the long-term incentive targets were first established by the Compensation Committee and communicated to the executives in March 2008, these targets were used to determine the long-term incentive awards made in March 2008 and were also the basis for determining the long-term incentive awards to be made in March 2009 (other than for Mr. Kottoor, whose annual 2009 long-term incentive award was determined in connection with the termination of his employment effective December 19, 2008) (the long-term incentive award related to fiscal year 2008 performance is referred to as the “2008 Long-Term Incentive”).

•
2008 Long-Term Incentive Stock Option Award.  As discussed above, each executive’s long-term incentive award granted in March 2008 (related to fiscal year 2007 performance) was divided between a stock option award and a potential performance-based long-term cash incentive award, each as described in more detail below.  In March 2008, based on the recommendation of Mr. Schiesser, the Compensation Committee approved a stock option award to purchase 17,898 shares of common stock for Mr. Kottoor and a stock option award to purchase 16,004 shares of common stock for Mr. Miller.  The options have an exercise price of $43.45 per share and will vest in equal annual installments on each of the first through fourth anniversaries of the grant date of the award.  These stock option awards were determined based on 50% of each executive’s long-term incentive target, adjusted based on each executive’s overall fiscal year 2007 performance.  In determining the size of Mr. Kottoor’s award, the Compensation Committee considered his progress in building our information technology team, upgrading and stabilizing our information technology systems and building new capabilities in our enrollment process.  In determining the size of Mr. Miller’s award, the Compensation Committee considered the growth in our private fee-for-service business and Mr. Miller’s leadership in addressing compliance concerns with CMS.  See the table entitled “Grants of Plan-Based Awards” below for details regarding these equity awards.

•
2008 Special Performance-Based Long-Term Cash Incentive Award.  As stated above, in March 2008, each of Messrs. Kottoor and Miller received an annual equity award consisting solely of stock options which represented half of their targeted long-term incentive award opportunity related to fiscal year 2007 performance.  Because we could not issue restricted stock for the other half of their long-term incentive award opportunity due to securities law restrictions we were then subject to as discussed above, the Compensation Committee approved a special performance-based long-term cash incentive opportunity (the “2008 Special Performance-Based Long-Term Cash Incentive Award”), payable in September 2009 (other than for Mr. Kottoor, as discussed below), in lieu of a restricted stock award.  All associates eligible to receive a long-term incentive award in March 2008, including Messrs. Kottoor and Miller, are eligible to participate in this special incentive program.

The target amounts for each associate, including Messrs. Kottoor and Miller, were determined by the Compensation Committee based on 50% of each executive’s targeted long-term incentive award opportunity, as adjusted for individual performance.  The target amounts are subject to increase or decrease by the Board by up to 50% at the conclusion of the period based on the Board’s subjective review of the Company’s performance during the period (that is, March 2008 through September 2009).  Mr. Kottoor was awarded a target amount of $354,375 and Mr. Miller was awarded a target amount of $316,875.  As a result of the termination of Mr. Kottoor’s employment, Mr. Kottoor’s bonus was paid at target on December 29, 2008 pursuant to the terms of his severance agreement.  See “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control” below for the 2008 Special Performance-Based Long-Term Cash Incentive Award paid to Mr. Kottoor.

•
2008 New Hire Equity Awards.  As discussed above, Messrs. Schiesser, Tran, Berg and O’Neil each negotiated an initial equity award of restricted stock and non-qualified stock options in connection with being recruited in 2008. For a description of their initial equity awards, see “Negotiation of Employment Agreement Terms for 2008 Hires” above and “Employment Agreements with Named Executive Officers” below.  See also the table entitled “Grants of Plan-Based Awards” below for details regarding these equity awards.

Fiscal Year 2009

•
2009 Long-Term Incentive Targets.  Messrs. Schiesser, Tran, Berg and O’Neil were each hired for their respective positions during 2008.  Only Mr. Tran negotiated a long-term incentive target in connection with being hired, equal to 150% of base salary and included a guaranteed minimum for the initial calendar year of employment.  Although Messrs. Schiesser, Berg and O’Neil did not negotiate specific targets, their respective employment agreements provide that each is eligible to receive an annual equity award as determined in the discretion of the Compensation Committee. In March 2009, the Compensation Committee determined to establish a long-term incentive target for Mr. O’Neil at 150% of base salary, which was applied to awards related to fiscal year 2008 performance and also will be the basis for determining his long-term incentive awards in future years, unless otherwise adjusted by the Compensation Committee.  Mr. O’Neil’s target was determined by the Compensation Committee to be reasonable and in line with the other senior executives at Mr. O’Neil’s level, based in part on market data provided by Watson Wyatt.

As discussed above, the Compensation Committee has not established long-term incentive targets for Messrs. Schiesser or Berg. No changes were made to long-term incentive targets for fiscal year 2009 for any of the named executive officers for their long-term incentive awards to be granted, if at all, in March 2010.

•
2009 Long-Term Cash Bonus Awards.  As discussed above, due to the limitations on shares available for issuance under our 2004 Equity Plan and current volatile economic conditions as well as restrictions on our ability to grant restricted stock in March 2009, in lieu of awarding an executive’s long-term incentive related to fiscal year 2008 performance entirely in equity, the Compensation Committee determined to approve a special long-term potential cash incentive representing 50% of an executive’s long-term incentive award opportunity.  All associates eligible to receive a long-term incentive award in March 2009, other than Messrs. Schiesser and Berg, were granted a 2009 Long-Term Cash Bonus Award.  In March 2009, at the request of Mr. Schiesser, Mr. Tran agreed to an amendment to his employment agreement providing for a cash award in lieu of 50% of the equity award that he would otherwise be entitled to receive under his employment agreement.

The target amounts for each associate, including Messrs. Tran, Miller and O’Neil, were determined by the Compensation Committee based on 50% of each executive’s targeted long-term incentive award opportunity, as adjusted for individual performance.  Applying the company performance modifier of 60% and each executive’s individual performance modifier as discussed above to 50% of each executive’s long-term incentive target results in awards of $159,530, $207,000 and $254,052 to Messrs. Tran, Miller and O’Neil respectively.  As provided under the 2009 Long-Term Cash Bonus Plan, 50% of each executive’s award will be paid in September 2010 and 50% will be paid in September 2011, each payment subject to continued employment.  The 2009 Long-Term Cash Bonus Plan also provides for acceleration of any unpaid amounts in the event an executive’s employment is terminated without cause within one year following a change in control.  As stated above, no long-term cash awards were made to Messrs. Schiesser or Berg.

•
2009 Equity Awards.  As discussed above, due to the limitations on shares available for issuance under our 2004 Equity Plan and current volatile economic conditions as well as restrictions on our ability to grant restricted stock in March 2009, the Compensation Committee has deferred making determinations with regard to the other half of long-term incentive awards related to 2008 performance until a later date.  The Compensation Committee has not determined when, if at all, equity awards will be granted in 2009.

Retention-Related Incentive Awards

Special Retention Bonus

In light of our concerns relating to retention of our associates, as well as the concerns of our associates relating to job security, in November 2007 the Compensation Committee approved a one-time special cash retention bonus (the “Special Retention Bonus”), payable in January 2009, to bonus-eligible associates who were employed on October 31, 2007 assuming each associate remained with the Company through December 31, 2008.  Messrs. Kottoor and Miller were eligible to participate in this program; Mr. Schiesser was not in a bonus-eligible position on October 31, 2007; Messrs. Tran, Berg and O’Neil were not employed by the Company on October 31, 2007; and Messrs. Farha and Behrens were specifically excluded from participating in the program.

Pursuant to the terms of the special retention bonus plan, all eligible associates in the level of vice president or above, including Messrs. Kottoor and Miller, were eligible to earn a retention bonus equal to 50% of their base salaries as of December 31, 2008.  Accordingly, Mr. Kottoor was eligible to earn a special retention bonus in the amount of $157,500.  With respect to Mr. Miller, although his base salary was increased to $400,000 in April 2008 (see “Base Salary — Fiscal Year 2008” above), Mr. Miller’s special retention bonus of $162,500 was based on 50% of his initial base salary increase for fiscal year 2008.  For the amount of the Special Retention Bonus paid to Mr. Kottoor upon the termination of his employment, see
“Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Equity Retention Stock Option Award

In addition to the special retention bonus discussed above, and due to the retention risk and the significant drop in our stock price which reduced financial ties to our Company, in March 2008 the Compensation Committee approved the grant of additional stock option retention awards (the “Equity Retention Stock Option Award”) to all members of our senior management team, other than Messrs. Schiesser and Berg.  At the time this award was granted, neither Mr. Tran nor Mr. O’Neil had been hired yet.  The grants were determined based on the Compensation Committee’s review of an internally-prepared analysis which showed, for each of Messrs. Kottoor and Miller, the decrease in value of the equity awards held by each executive as a result of our significant stock price decline in October 2007.  The analysis showed that the stock options then-held by each such officer were below the exercise price of the options (that is, the options were “underwater”).  Because the Compensation Committee and the Board believed it to be imperative that each executive be retained and provided with an incentive to remain with the Company, the Compensation Committee approved a stock option award to purchase 55,000 shares of common stock for Mr. Kottoor and a stock option awards to purchase 40,000 shares of common stock for Mr. Miller as an additional retention incentive.  The options have an exercise price of $45.25 per share and vest in full, based on the continued employment of the executive, in November 2009.  See the table entitled “Grants of Plan-Based Awards” below for details regarding these equity awards.

As a result of termination of Mr. Kottoor’s employment, Mr. Kottoor’s equity retention stock option award accelerated in full, effective December 19, 2008.  See “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Clawback Policies for Special Retention Bonus and Equity Retention Stock Option Awards

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

Equity Award Process

We maintain an equity award process to ensure that the authorization, timing and pricing of all equity awards are processed, recorded, disclosed and accounted for in full compliance with all applicable laws and regulations.  For equity awards issued to existing executive officers and employees, the awards are effective and, in the case of options, the exercise price is set, as of the date of the approval.  For equity awards issued to newly-hired executive officers, the awards are effective and, in the case of options, the exercise price is set, as of the later of the individual’s first date of employment or the date of approval.  For equity awards to new Board members, the awards are effective and, in the case of options, the exercise price is set, as of the first date of service as a Board member.  In July 2006, the Compensation Committee also developed a policy whereby annual equity awards to incumbent

Board members will be effective, and in the case of stock options, the exercise price will be set, as of the date of our annual stockholders meeting.  Approval for all equity awards is obtained in advance of or on the date of grant.  The exercise price for all stock option awards is the officially-quoted closing selling price of our common stock on the NYSE on the date of grant (or the officially-quoted closing selling price of our common stock on the next trading day if the NYSE is closed on the date in question).  Commencing in April 2009, the Board adopted a new non-employee director compensation policy.  See “Director Compensation – 2009 Director Compensation” above for a description of this new policy.

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

Perquisites

Pursuant to the terms of their respective employment agreements, Mr. Farha was entitled to a monthly allowance of $4,000 to maintain an apartment in New York, and each of Messrs. Farha and Behrens were entitled to an annual allowance of $5,000 and $3,000, respectively, to be applied toward supplemental life and disability insurance policies, although Mr. Behrens decided not to renew his disability policy since fiscal year 2006.  Because we believed that these executives should receive the total amount of their benefit, we grossed up these allowance payments to cover any income taxes attributed to the payments.

Messrs. Tran and O’Neil are entitled to monthly allowances of $6,000 and $4,600, respectively, from their respective dates of hire through December 2009 to cover housing and automobile expenses in Tampa, Florida.  Mr. O’Neil is also entitled to be reimbursed for expenses incurred in traveling between Baltimore, Maryland and Tampa, Florida; however, beginning in February 2009, in order to reduce administrative burdens and also limit expenses, Mr. O’Neil agreed to accept a monthly allowance of $1,800 to cover these expenses.  Although we grossed up certain reimbursement payments related to commuting expenses, we discontinued this practice in February 2009.

In addition, as negotiated with Messrs. Tran, Kottoor and Miller upon their hire, we agreed to pay reasonable expenses incurred by Messrs. Tran and O’Neil to relocate to Tampa, Florida.  We also reimbursed Messrs. Schiesser, Tran, Berg and O’Neil for legal fees and expenses in connection with the negotiation of their employment agreements upon hire.

We own a corporate aircraft that is used primarily for business travel.  Families and invited guests of directors and executives occasionally fly on our corporate aircraft as additional passengers on business flights, which is treated as a personal benefit to the director or executive.  In those cases, the aggregate incremental cost to us is a de minimis amount.  For tax reporting purposes, when family members or guests of a director or executive travel on business flights, the value of such personal use, determined using a method based on the Standard Industry Fair Level (“SIFL”) rates as published by the Internal Revenue Service, is imputed as income to such director or executive.  Such imputed income would be included in taxable income for the director or executive and reflected in compensation tables herein to the extent the SIFL rate exceeds the amount reimbursed by the director or executive.  None of our directors or executives were attributed any such income in fiscal year 2008.

Overall, we view the cost to the Company of these perquisites as de minimis as compared to the goodwill established between the Company and the executive.

Tax and Accounting Implications

Tax deductibility

Section 162(m) of the Internal Revenue Code limits deductibility to any publicly-held corporation of certain compensation for a “covered employee,” consisting of our Chief Executive Officer and three most highly paid executive officers who are employed on the last day of our fiscal year (other than the Chief Financial Officer), in excess of $1 million per year.  If certain conditions are met, performance-based compensation may be excluded from this limitation.  While we do not design our compensation programs for tax purposes, we do design our plans to be tax efficient for the Company where possible.  However, if following the requirements of Section 162(m) would not be in the best interests of the Company and our shareholders, the Compensation Committee may conclude that the payment of non-deductible compensation is appropriate under the circumstances to allow us to pay competitive compensation to our executive officers.  During 2008, certain compensation paid to Messrs. Schiesser and Berg was non-deductible under Section 162(m).

    Accounting for stock-based compensation

Beginning on January 1, 2006, we began accounting for stock-based payments, including stock options, performance shares and restricted stock awards, in accordance with FAS 123R.  The Compensation Committee and the Chief Executive Officer take into consideration the accounting treatment under FAS 123R of alternative award proposals when determining the form and amount of equity compensation awards.  Because our determinations regarding equity awards are generally based on a dollar value, as discussed above, FAS 123R has impacted the size and terms of our equity awards.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2008, Messrs. Hickey, Hourani and Moszkowski served as the members of the Compensation Committee, with Mr. Moszkowski serving as the chairperson.  None of these members has ever been an officer or employee of the Company or any of its subsidiaries or had any relationship during fiscal year 2008 that would require disclosure under Item 404 of SEC Regulation S-K.  During fiscal year 2008, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity, one of whose executive officers served on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee, comprised solely of independent directors, has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management.  Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2008.

The Compensation Committee
Neal Moszkowski (Chairperson) Alif Hourani Kevin Hickey

Summary Compensation Table

The following table and footnotes discuss the compensation of Heath G. Schiesser and Todd S. Farha, the two individuals who served as our principal executive officer during 2008; Thomas L. Tran and Paul L. Behrens, the two individuals who served as our principal financial officer during 2008; Charles G. Berg, Adam T. Miller and Thomas F. O’Neil III, our three other most highly compensated executive officers who were serving as executive officers at the end of 2008; and Anil Kottoor, an individual who would have been one of our three other most highly compensated executive officers if he had served as an executive officer at the end of 2008.

Name and Principal Position	Year	Salary(9) ($)	Bonus(10) ($)	Stock Awards(11) ($)	Option Awards(11) ($)	Non-Equity Incentive Plan Compensation(12) ($)	All Other Compensation(13) ($)	Total ($)
Heath G. Schiesser President and Chief Executive Officer(1)	2008	365,292	—	2,609,963	2,379,614	—	2,722,849	8,077,718
Todd S. Farha Chairman, President and Chief Executive Officer(2)	2008	109,231	—	551,132	511,894	—	43,079	1,215,336
	2007	400,000	—	3,383,307	2,224,015	—	86,790	6,094,112
	2006	400,000	400,000	2,758,269	1,635,495	—	77,061	5,270,825
Thomas L. Tran Senior Vice President and Chief Financial Officer(3)	2008	200,962	287,706	163,717	139,165	—	41,309	832,859
Paul L. Behrens Senior Vice President and Chief Financial Officer(4)	2008	83,462	—	80,002	39,369	—	662	203,495
	2007	305,000	—	341,438	382,134	—	—	1,028,572
	2006	282,269	200,000	361,232	136,597	—	4,079	984,177

Charles G. Berg Executive Chairman(5)	2008	453,846	—	4,019,086	2,582,640	—	118,162	7,173,734
Anil Kottoor Senior Vice President and Chief Information Officer(6)	2008	305,000	—	1,094,079	962,027	—	718,855	3,079,961
	2007	244,231	131,250	206,013	204,504	—	20,031	806,029
Adam T. Miller Division President, National Medicare(7)	2008	381,539	276,000	295,596	538,071	162,500	6,673	1,660,379
	2007	278,077	182,000	249,320	262,261	—	10,687	982,345
Thomas F. O’Neil III Senior Vice President, General Counsel(8)	2008	365,385	350,000	372,862	335,826	—	57,113	1,481,186

(1)	Mr. Schiesser began his service as principal executive officer in January 2008. Compensation for Mr. Schiesser is provided only for 2008 because he was not a named executive officer for 2006 or 2007.
(2)	Mr. Farha’s service as principal executive officer terminated in January 2008.
(3)	Mr. Tran began his service as principal financial officer in July 2008. Mr. Tran was not employed by the Company prior to July 2008.
(4)	Mr. Behrens’ service as principal financial officer terminated in January 2008.
(5)	Mr. Berg began his service as an executive officer in January 2008. Mr. Berg was not employed by the Company prior to January 2008.
(6)	Mr. Kottoor’s service as an executive officer terminated in December 2008. Compensation for Mr. Kottoor is provided only for 2007 and 2008 because he was not employed by the Company in 2006.
(7)	Compensation for Mr. Miller is provided only for 2007 and 2008 because he was not a named executive officer for 2006.
(8)	Mr. O’Neil began his service as an executive officer in April 2008. Mr. O’Neil was not employed by the Company prior to April 2008.
(9)
Represents total salary earned by these named executive officers and includes amounts of compensation contributed by the named executive officers to our 401(k) savings plan for each respective fiscal year.

(10)
Represents discretionary bonuses earned by the named executive officers during each respective fiscal year.  Mr. Tran’s bonus for 2008 consists of a signing bonus in the amount of $75,000 and a minimum guaranteed bonus for 2008 in the amount of $212,706.  Mr. O’Neil’s bonus for 2008 consists of a signing bonus in the amount of $100,000 and a minimum guaranteed bonus for 2008 in the amount of $250,000.  See “Employment Agreements with Named Executive Officers” below.

(11)
The amounts included in the “Stock Awards” and “Option Awards” columns are the amounts of compensation cost related to performance shares (with respect to Mr. Farha only), restricted stock awards and stock option awards, respectively, recognized by us in our financial statements during fiscal years 2008, 2007 and 2006, respectively, in accordance with FAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be realized by the executives.  For a discussion of valuation assumptions and methodologies, see Note 2 to our 2008 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2008; Note 2 to our 2007 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2007; Note 2 to our 2006 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2006; and Note 14 to our 2005 consolidated financial statements included in our annual report on Form 10-K for the year-ended December 31, 2005.

(12)	Represents bonus earned by Mr. Miller in 2008 under the WellCare Health Plans, Inc. Special Retention Bonus Plan. See “Retention-Related Incentive Awards – Special Retention Bonus” above.
(13)	The following table shows the components of the “All Other Compensation” for fiscal year 2008:

Name	Year	Separation Payments(1) ($)	Housing & Automobile Allowance(2) ($)	Commuting Reimbursements(3) ($)	Relocation(4) ($)	401(k) Match ($)	Legal Fees and Expenses(5) ($)	Tax Gross-Ups(6) ($)	All Other Compensation ($)
Heath G. Schiesser	2008	—	—	—	—	1,266	240,591	2,480,992	2,722,849
Todd S. Farha	2008	17,223	16,000	—	—	2,100	—	7,756	43,079
Thomas L. Tran	2008	—	30,000	3,516	538	4,925	1,380	950	41,309
Paul L. Behrens	2008	662	—	—	—	—	—	—	662
Charles G. Berg	2008	—	—	—	—	—	118,162	—	118,162
Anil Kottoor	2008	713,475	—	—	—	5,380	—	—	718,855
Adam T. Miller	2008	—	—	—	—	6,673	—	—	6,673
Thomas F. O’Neil III	2008	—	41,400	4,369	44	5,768	3,318	2,214	57,113

(1)
Represents amounts paid upon separation of employment.  With respect to Messrs. Farha and Behrens, the amounts represent the value of accrued but unused vacation days as of their respective dates of termination of employment.  With respect to Mr. Kottoor, the amount represents the payment made in 2008 pursuant to his separation agreement and general release.  Subject to Mr. Kottoor’s compliance with non-competition, non-solicitation, confidentiality and non-disparagement covenants, he is also entitled to additional payments during 2009 and 2010 totalling $666,346.  See “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

(2)
Represents cash allowances to cover housing and automobile expenses in New York, New York with respect to Mr. Farha and in Tampa, Florida with respect to Messrs. Tran and O’Neil.  See “Employment Agreements with Named Executive Officers” below.

(3)	Represents amounts paid by the Company or reimbursed to the executive for travel between executive’s home and the Company’s headquarters in Tampa, Florida.
(4)	Represents amounts paid by the Company for the relocation of Messrs. Tran and O’Neil to Tampa, Florida in connection with their hire. See “Employment Agreements with Named Executive Officers” below.
(5)
Represents amounts paid by the Company for legal fees and expenses in connection with the negotiation of executive’s employment agreement and related agreements, including, in the case of Messrs. Schiesser and Berg, legal diligence with regard to the pending governmental investigations and civil actions.  See “Employment Agreements with Named Executive Officers” below.

(6)
With respect to Mr. Schiesser, the amount represents the payment to cover income taxes in connection with Mr. Schiesser making an election under Section 83(b) of the Internal Revenue Code of 1986, as amended, with respect to 100,000 shares of restricted stock granted in January 2008.  See “Employment Agreements” below.  With respect to Mr. Farha, the amount represents the payment to cover income taxes attributed to his housing and automobile allowance.  With respect to Messrs. Tran and O’Neil, the amounts represent the payments to cover income taxes attributed to their respective commuting reimbursements.  See “Employment Agreements with Named Executive Officers” below.

Grants of Plan-Based Awards

The following table sets forth information regarding each grant of a plan-based award made to a named executive officer during fiscal year 2008.

Name	Grant Date(1)	Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)		All Other Option Awards: Number of Securities Underlying Options(4) (#)		Exercise or Base Price of Option Awards(5) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)
			Threshold ($)	Target ($)	Maximum ($)
Heath G. Schiesser	01/25/08	01/25/08	—	—	—	250,000	(7)	—		—	10,780,000
	01/25/08	01/25/08	—	—	—	—		500,000	(8)	43.12	9,599,450
Thomas L. Tran	07/21/08	07/14/08	—	—	—	50,000	(9)	—		—	1,461,500
	07/21/08	07/14/08	—	—	—	—		100,000	(9)	29.23	1,242,320
Charles G. Berg	01/25/08	01/25/08	—	—	—	200,000	(10)	—		—	8,624,000
	01/25/08	01/25/08	—	—	—	—		300,000	(11)	43.12	5,541,750
Anil Kottoor	—	—	177,188	354,375	531,563	—		—		—	—
	03/05/08	03/05/08	—	—	—	—		55,000	(12)	45.25	737,088
	03/06/08	03/06/08	—	—	—	—		17,898	(9)	43.45	304,568
Adam T. Miller	—	—	158,438	316,875	475,313	—		—		—	—
	03/05/08	03/05/08	—	—	—	—		40,000	(13)	45.25	536,064
	03/06/08	03/06/08	—	—	—	—		16,004	(9)	43.45	272,338
Thomas F. O’Neil III	04/01/08	03/03/08	—	—	—	50,000	(9)	—		—	1,985,000
	04/01/08	03/03/08	—	—	—	—		100,000	(9)	39.70	1,787,830

(1)	Our equity award process is described in more detail under “Equity Award Process” above.
(2)
This column shows the 2008 Special Performance-Based Long-Term Cash Incentive Awards made in March 2008 and payable in September 2009.  See “2008 Special Performance-Based Long-Term Cash Incentive Award” above for a description of these awards.  With regard to Mr. Kottoor, his award was paid at target pursuant to his separation agreement and general release.  See “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

(3)
This column shows the number of shares of restricted stock granted to our named executive officers in fiscal year 2008.  All grants were made under our 2004 Equity Incentive Plan, except the grant to Mr. O’Neil which was a non-plan grant.  These awards are subject to continued service through the applicable vesting dates, and are not subject to pre-established performance goals.  Acceleration of vesting of awards is described in more detail below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

(4)
This column shows the number of stock options granted to our named executive officers in fiscal year 2008.  All grants were made under our 2004 Equity Incentive Plan, except the grant to Mr. O’Neil which was a non-plan grant.  These awards are subject to continued service through the applicable vesting dates, and are not subject to pre-established performance goals.  Acceleration of vesting of awards is described in more detail below under “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

(5)	This column shows the exercise price for the stock options granted, which was the closing market price of our stock on the date of grant.
(6)
This column shows the full grant date fair value of stock options and restricted stock granted to our named executive officers in fiscal year 2008 calculated in accordance with FAS 123R.  These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the executives.

(7)	Award vests in equal quarterly installments on the 25th day of every third calendar month for forty-eight months, commencing on the date of grant.
(8)	Award vests in approximately equal monthly installments on the 25th day of each calendar month following the date of grant for forty-eight consecutive months.
(9)	Award vests in equal annual installments on each of the first through fourth anniversaries of the date of grant.
(10)
Award vests as to twenty-five percent (25%) on the 25th day of the sixth calendar month following the date of grant and the remaining balance vest in equal quarterly installments on the 25th day of every third calendar month for eighteen months.

(11)
Award vests in equal quarterly installments on the 25th day of every third calendar month for twenty-four months, commencing on the date of grant.  The original terms of this award were amended in 2008 to accurately reflect the intent of the parties as expressed in Mr. Berg’s employment agreement that, in the event of any termination of employment by Mr. Berg without good reason (as defined in the employment agreement) on or after January 25, 2010, the option would remain exercisable for its full ten-year term.  See “Employment Agreements with Named Executive Officers” below.

(12)
Award originally scheduled to vest in full in November 2009.  However, this award was amended in 2008 and vested in full in December 2008 in connection with Mr. Kottoor’s termination of employment.   See “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

(13)	Award vests in full in November 2009.

Additional Information With Respect to the Summary Compensation Table and Grants of Plan-Based Awards

In addition to the information provided below, see “Compensation Discussion and Analysis” above for a discussion of certain named executive officers’ amount of salary and bonus compared to total compensation.

Employment Agreements with Named Executive Officers

Heath G. Schiesser

Pursuant to an employment agreement with Mr. Schiesser, dated January 25, 2008, Mr. Schiesser agreed to serve as our President and Chief Executive Officer, with an initial base salary of $400,000.  He also will be entitled to receive an annual cash bonus based on his achievement of performance objectives set by the Compensation Committee, after consultation with Mr. Schiesser, with a targeted bonus of 200% of his annual salary for each fiscal year, as well as special bonuses at the discretion of the Compensation Committee.  Mr. Schiesser is also entitled to participate in all Company benefit plans on the most favorable basis available to any senior executive of the Company.  The employment agreement provides that the Company will reimburse Mr. Schiesser for legal fees and expenses in connection with the negotiation of his employment agreement.  The employment agreement also includes confidentiality and non-competition provisions, including a requirement that Mr. Schiesser not seek employment with, or ownership in, a company in direct competition with the Company and its subsidiaries for a period of one year after the termination of his employment.  The employment agreement has an initial term of four years and will automatically renew for successive one-year periods thereafter unless either party notifies the other that the term will not be extended.

Pursuant to the employment agreement, Mr. Schiesser also received (i) a non-qualified stock option to purchase 500,000 shares of the Company’s common stock and (ii) 250,000 restricted shares of the Company’s common stock, each of which was granted pursuant to our 2004 Equity Plan.  See “Grants of Plan-Based Awards” above.  The non-qualified stock options have a ten year term and a per share exercise price of $43.12, which was based on the closing price of our common stock on the date of grant.  The non-qualified stock options vest in equal monthly installments on the 25th day of each calendar month following January 25, 2008 for forty-eight consecutive months.  The restricted shares vest in equal quarterly installments on the 25th day of every third calendar month for forty-eight months, commencing on January 25, 2008.  The employment agreement also provides that we will pay, on a fully-grossed up basis, all federal, state, and local income taxes incurred by Mr. Schiesser on compensation resulting from Mr. Schiesser making an election under Section 83(b) of the Code on the 100,000 restricted shares that are scheduled to vest first. See footnote 13 in the “Summary Compensation Table” above. In addition, Mr. Schiesser is entitled to earn future equity compensation awards and/or other long term incentive compensation as determined in the discretion of the Compensation Committee.

Pursuant to the employment agreement described above, Mr. Schiesser is also entitled to certain additional payments and benefits in the event of a change in control or his employment is terminated under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Todd S. Farha

Mr. Farha terminated as our President and Chief Executive Officer in January 2008; however, Mr. Farha served as our President and Chief Executive Officer pursuant to an amended and restated employment agreement dated June 6, 2005, pursuant to which he was entitled to certain payments and benefits upon termination of employment or a change in control.  For a description of each of these provisions and payments, as well as the separation agreement entered into between the Company and Mr. Farha, see “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Thomas L. Tran

Pursuant to an employment agreement with Mr. Tran, dated July 21, 2008, Mr. Tran agreed to serve as our Senior Vice President and Chief Financial Officer, with an initial annual base salary of $475,000 and an initial annual cash bonus target of 100% of his base salary, with a minimum guaranteed bonus of $475,000 for fiscal year 2008, pro rated for the portion of the calendar year Mr. Tran is employed.  In addition, the employment agreement provided for a one-time cash signing bonus of $75,000 and that we will pay Mr. Tran an allowance of $6,000 per month through December 2009 as an allowance for housing in the Tampa area and as an automobile allowance.  In addition, the employment agreement provided that we would pay reasonable relocation expenses, up to $25,000, for him to relocate to Tampa, Florida in connection with his employment by us, and that the Company will reimburse Mr. Tran for legal fees and expenses in connection with the negotiation of his employment agreement.  The employment agreement also includes confidentiality and non-competition provisions, including a requirement that Mr. Tran not seek employment with, or ownership in, a company in direct competition with the Company and its subsidiaries for a period of one-year after the termination of his employment.  The employment agreement has an initial term of four years and will automatically renew for successive one-year periods thereafter unless either party notifies the other that the term will not be extended.

        Pursuant to the employment agreement, Mr. Tran also received (i) a non-qualified stock option to purchase 100,000 shares of the Company’s common stock and (ii) 50,000 restricted shares of the Company’s common stock, each of which was granted pursuant toour 2004 Equity Plan. See “Grants of Plan-Based Awards” above.  The non-qualified stock options have a ten year term and a per share exercise price of $29.23, which was based on the closing price of our common stock on the date of grant.  Both the non-qualified stock options and the restricted shares of common stock will vest in equal annual installments on each of the first through fourth anniversaries of the grant date of the award.  In addition, Mr. Tran will be entitled to earn equity compensation awards based upon Mr. Tran’s achievement of specified performance objectives, with an annual equity compensation award target of 150% of Mr. Tran’s annual salary for each fiscal year (with a minimum guaranteed annual equity compensation award in 2009 (related to fiscal year 2008 performance) of 100% of Mr. Tran’s annual salary for fiscal year 2008, pro rated for the portion of the calendar year Mr. Tran is employed).

The employment agreement described above was amended on March 10, 2009 to provide that 50% of Mr. Tran’s minimum guaranteed equity compensation award in 2009 would be paid in the form of a cash award under the 2009 Long Term Cash Bonus Plan.

Pursuant to the employment agreement described above, Mr. Tran is also entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Paul L. Behrens

Mr. Behrens terminated as our Senior Vice President and Chief Financial Officer in January 2008; however, Mr. Behrens served as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement dated September 15, 2003, pursuant to which he was entitled to certain payments and benefits upon termination.  For a description of each of these provisions and payments, as well as the separation agreement entered into between the Company and Mr. Behrens, see “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Charles G. Berg

Pursuant to a letter agreement with Mr. Berg, dated January 25, 2008, Mr. Berg agreed to serve as our Executive Chairman, with an initial base salary of $500,000.  Mr. Berg will be eligible to participate in the employee benefit plans maintained by the Company and its subsidiaries for senior executives on the same basis as other executive officers.  He will also be eligible to receive, in the sole discretion of the Compensation Committee, an annual bonus based on his individual performance and the performance of the Company.  The letter agreement provides that the Company will reimburse Mr. Berg for legal fees and expenses in connection with the negotiation of his letter agreement.  The letter agreement provides that Mr. Berg not seek employment with, or ownership in, a company in direct competition with the Company and its subsidiaries during any period in which he is receiving severance payments.  The letter agreement has a term of two years.

Pursuant to the letter agreement, Mr. Berg also received (i) a non-qualified stock option to purchase 300,000 shares of the Company’s common stock and (ii) 200,000 restricted shares of the Company’s common stock, each of which was granted pursuant to our 2004 Equity Plan. See “Grants of Plan-Based Awards” above.  The non-qualified stock options have a ten year term and a per share exercise price of $43.12, which was based on the closing price of the Company’s common stock on the date of grant.  The non-qualified stock options vest and become exercisable in eight quarterly installments beginning three months after January 25, 2008 and continuing quarterly thereafter.  Twenty-five percent (25%) of the restricted shares vested six months after January 25, 2008 and the remaining restricted shares vest quarterly thereafter.

Pursuant to the letter agreement, Mr. Berg is also entitled to certain additional payments and benefits in the event of a change in control or his employment is terminated under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Anil Kottoor

Mr. Kottoor terminated as our Senior Vice President and Chief Information Officer in December 2008; however, Mr. Kottoor served as our Senior Vice President and Chief Information Officer pursuant to an offer letter dated December 18, 2006 and a letter agreement dated July 2, 2008, pursuant to which he was entitled to certain payments and benefits upon termination.  For a description of each of these provisions and payments, as well as the separation agreement entered into between the Company and Mr. Kottoor, see “Separation Agreements” and “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Adam T. Miller

Pursuant to an offer letter with Mr. Miller, dated January 17, 2006, Mr. Miller agreed to serve as our Chief Operating Officer, PDP with an initial annual base salary of $270,000 and an initial annual cash bonus target of 50% of his base salary, with a guaranteed cash bonus of 35% of his base salary during fiscal year 2006.  Mr. Miller also received a grant of (i) 25,000 shares of restricted stock and (ii) a stock option to purchase 60,000 shares of common stock, each of which vest over a five-year period and was granted pursuant to our 2004 Equity Plan. See “Grants of Plan-Based Awards” above.

Pursuant to the offer letter described above, Mr. Miller is also entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

As discussed in the “Compensation Discussion and Analysis” above, since the execution of his 2006 offer letter, Mr. Miller has received, among other things, increases in his base salary and bonus targets, as well as additional equity awards.

Thomas F. O’Neil III

Pursuant to an employment agreement with Mr. O’Neil, dated April 1, 2008, Mr. O’Neil agreed to serve as our Senior Vice President, General Counsel and Secretary, with an initial annual base salary of $500,000 and an initial annual cash bonus target of 50% of his base salary, with a minimum guaranteed cash bonus of $250,000 for fiscal year 2008.  In addition, the employment agreement provided for a one-time cash signing bonus of $100,000 and that we will pay Mr. O’Neil an allowance of $4,600 per month through December 2009 to cover expenses incurred in connection with his housing and car allowance.  The employment agreement also provides that we will pay or reimburse Mr. O’Neil for expenses incurred in traveling between Baltimore, Maryland and Tampa, Florida (although, as discussed below, this provision was amended in 2009), and that the Company will reimburse Mr. O’Neil for legal fees and expenses in connection with the negotiation of his employment agreement.  The employment agreement also includes confidentiality and non-competition provisions, including a requirement that Mr. O’Neil not seek employment with, or ownership in, a company in direct competition with the Company and its subsidiaries for a period of one-year after the termination of his employment.  The employment agreement has an initial term of four years and will automatically renew for successive one-year periods thereafter unless either party notifies the other that the term will not be extended.

Pursuant to the employment agreement, Mr. O’Neil also received (i) a non-qualified stock option to purchase 100,000 shares of the Company’s common stock and (ii) 50,000 restricted shares of the Company’s common stock.  See “Grants of Plan-Based Awards” above. The non-qualified stock options have a ten year term and a per share exercise price of $39.70, which was based on the closing price of our common stock on the date of grant.  Both the non-qualified stock options and the restricted shares of common stock vest in equal annual installments on each of the first through fourth anniversaries of the grant date of the award.  In addition, Mr. O’Neil is entitled to earn future equity compensation awards and/or other long term incentive compensation as determined in the discretion of the Compensation Committee.

The employment agreement was amended on February 23, 2009 to provide that commencing in February 2009, Mr. O’Neil will receive an allowance of $1,800 per month to cover expenses incurred in traveling between Baltimore, Maryland and Tampa, Florida in lieu of what the employment agreement originally provided with regard to travel between Baltimore and Tampa.

Pursuant to the employment agreement described above, Mr. O’Neil is also entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances.  For a description of these payments and benefits, see “Potential Payments to Named Executive Officers upon Termination or Change in Control.”

Separation Agreements

Messrs. Farha and Behrens

On January 25, 2008, we entered into separation agreements with each of Messrs. Farha and Behrens providing for their respective resignations from the Company and its subsidiaries.  Pursuant to the separation agreements, each officer agreed that his resignation would be a “voluntary termination” pursuant to his respective employment agreement.  The separation agreements provided for no new severance or other payments or benefits.  Accordingly, each officer received only a cash amount equal to his accrued but unpaid vacation as provided for in their respective employment agreements.  In addition, Mr. Farha may potentially earn a portion of his 2005 performance share award, in a maximum amount of 130,000 shares.  For a discussion of the circumstances pursuant to which Mr. Farha may earn these shares, as well as each officer’s separation agreement, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

Mr. Kottoor

In July 2008, we entered into a letter agreement with Mr. Kottoor.  Except as set forth immediately below, the letter agreement did not provide Mr. Kottoor with any additional compensatory awards.  Instead, the letter agreement provided for the acceleration of the Special Retention Bonus, 2008 Special Performance-Based Long-Term Cash Incentive Award and the 2008 Annual Cash Bonus Award (each as defined above in “Compensation Discussion and Analysis”) in the event Mr. Kottoor’s employment was terminated under certain circumstances.

In addition, the letter agreement provided for the following additional compensation and/or acceleration of awards if Mr. Kottoor was terminated under the circumstances described below:

•
A potential additional retention bonus (the “Additional Retention Bonus”) in the amount of $236,250, which such amount represented 50% of Mr. Kottoor’s target 2008 Long-Term Incentive opportunity, as described above.  The Additional Retention Bonus was payable in the event Mr. Kottoor’s employment terminated prior to vesting of the equity awards, if any, awarded pursuant to his 2008 Long-Term Incentive opportunity, as described above, or in the event his employment terminated for any reason prior to June 1, 2009.

•	Continuation of Mr. Kottoor’s base salary as in effect on the date of termination of employment from the date of termination through May 1, 2010 (the “Severance Payment”).

•	Accelerated vesting of all of his unvested restricted stock grants, as of July 2, 2008, or a total of 13,934 shares, to the extent not already vested on his termination date.

•	Accelerated vesting of his Equity Retention Stock Option Award, exercisable for 55,000 shares.

        Mr. Kottoor’s employment was terminated in December 2008.  Consistent with the terms of the letter agreement described above, we entered into a separation agreement with Mr. Kottoor on December 19, 2008 providing for the following:

•
a lump-sum payment of $713,475 on December 29, 2008, consisting of his (i) Special Retention Bonus in the amount of $157,500, (ii) 2008 Special Performance-Based Long-Term Cash Incentive Award in the amount of $354,375 and (iii) 2008 Annual Cash Bonus in the amount of $201,600 (representing 80% of his target) (See “Summary Compensation Table” above);

•	continuation of Mr. Kottoor’s base salary from December 19, 2008 through May 1, 2010, in the aggregate amount of $430,096; and
•	a lump-sum payment of $236,250 due May 1, 2010.

The separation agreement also includes confidentiality and non-competition provisions, including a requirement that Mr. Kottoor not seek employment with, or ownership in, a company in direct competition with the Company and its subsidiaries for a period beginning on the date of his termination of employment and ending on May 1, 2010.

For a discussion of the payments made to Mr. Kottoor based upon the letter agreement and the termination of his employment effective December 19, 2008, see “Potential Payments to Named Executive Officers upon Termination or Change in Control” below. See also “Summary Compensation Table” for the payments made to Mr. Kottoor in 2008 in connection with this agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options, stock that has not vested and, with respect to Mr. Farha only, performance share awards for the named executive officers outstanding as of December 31, 2008.  Unless otherwise noted, all vesting is based upon the continued service of the executive.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Heath G. Schiesser	1,186		—		8.33	02/06/14	600	(6)	7,716	—		—
	10,740		7,160	(2)	36.45	07/27/12	5,751	(7)	73,958	—		—
	28,600		—		48.50	06/08/13	203,125	(8)	2,612,188	—		—
	4,582		4,230	(3)	50.16	07/27/13	—		—	—		—
	2,885		8,658	(4)	85.53	09/13/11	—		—	—		—
	114,581		385,419	(5)	43.12	01/25/18	—		—	—		—
Todd S. Farha	—		—		—	—	—		—	130,000	(9)	1,671,800
Thomas L. Tran	—		100,000	(10)	29.23	07/21/15	50,000	(11)	643,000	—		—
Charles G. Berg	112,500		187,500	(12)	43.12	01/25/18	125,000	(13)	1,607,500	—		—
Anil Kottoor	5,903	(14)	—		69.14	04/15/09	—		—	—		—
	981	(14)	—		85.53	04/15/09	—		—	—		—
	3,121	(14)	—		85.53	04/15/09	—		—	—		—
	55,000	(14)	—		45.25	04/15/09	—		—	—		—
Adam T. Miller	12,000		36,000	(15)	38.11	01/18/13	15,000	(20)	192,900	—		—
	3,172		4,230	(16)	50.16	07/27/13	720	(21)	9,259	—		—
	817		2,453	(17)	85.53	09/13/11	1,169	(22)	15,033	—		—
	2,601		—		85.53	09/13/11	2,696	(23)	34,671	—		—
	—		40,000	(18)	45.25	11/28/12	—		—	—		—
	—		16,004	(19)	43.45	03/06/15	—		—	—		—
Thomas F. O’Neil III	—		100,000	(24)	39.70	04/01/18	50,000	(25)	643,000	—		—

(1)	Value based on $12.86 per share which was the closing price of our common stock on the NYSE on December 31, 2008.
(2)	Of this amount, 3,580 options vest on July 27, 2009 and 3,580 options vest on July 27, 2010.
(3)	Of this amount, 1,140 options vest on July 27, 2009; 1,140 options vest on July 27, 2010; and 1,140 options vest on July 27, 2011.
(4)	Of this amount, 2,886 options vested on March 13, 2009; 2,886 options vest on march 13, 2010; and 2,886 options vest on March 13, 2011.
(5)
Of this amount, 10,417 options vested on January 1, 2009; 10,416 options vested on February 25, 2009; 10,417 vested on March 25, 2009; 10,416 options vested on April 25, 2009; and approximately 10,417 options vest on the 25th day of each calendar month thereafter until fully vested.

(6)	These shares vested on March 15, 2009.
(7)	Of this amount, 1,917 shares vested on March 13, 2009; 1,917 shares vest on March 13, 2010; and 1,917 shares vest on March 13, 2011.
(8)
Of this amount, 15,625 shares vested on January 1, 2009; 15,625 shares vested on April 25, 2009; 15,625 shares vest on July 25, 2009;  15,625 shares vest on October 25, 2009;  15,625 shares vest on January 1, 2010; 15,625 shares vest on April 25, 2010; 15,625 shares vest on July 25, 2010;  15,625 shares vest on October 25, 2010;  15,625 shares vest on January 1, 2011; 15,625 shares vest on April 25, 2011; 15,625 shares vest on July 25, 2011;  15,625 shares vest on October 25, 2011;  and 15,625 shares vest on January 1, 2012.

(9)
Pursuant to an award agreement dated June 6, 2005, Mr. Farha was eligible to receive a maximum of 240,279 shares of our common stock based upon the achievement of certain performance criteria. Specifically, Mr. Farha was eligible to earn a (i) threshold of 32,500 shares, (ii) target of 65,000 shares, or (iii) a maximum of 130,000 shares subject to the award (the maximum of 130,000 shares are referred to as the “First Tranche Shares”) on June 6, 2008 based on achievement of compounded annual percentage increases in diluted net income per share (“EPS”) over the three-year period measured from January 1, 2005 through December 31, 2007.  Any portion of the First Tranche Shares not earned as of June 6, 2008 were to be available for issuance on June 6, 2010 (together with the remaining 110,279 shares) based on achievement of cumulative EPS goals for the five-year period measured from January 1, 2005 through December 31, 2010 (the “Second Tranche Shares”).  Due to his termination of employment in January 2008, Mr. Farha forfeited the Second Tranche Shares.  As of December 31, 2008, our cumulative EPS growth over the three-year performance period applicable to the First Tranche Shares exceeded the maximum cumulative EPS goal of $5.59 per share.  Accordingly, pursuant to SEC disclosure requirements, we have included the maximum number of shares subject to the First Tranche Shares in the table above; however, Mr. Farha’s ability to receive these shares is subject in entirety to the additional conditions and terms of his separation agreement with us, as discussed under “Potential Payments to Named Executive Officers upon Termination or Change in Control” below.

(10)	Of this amount, 25,000 options vest on July 21, 2009; 25,000 options vest on July 21, 2010; 25,000 options vest on July 21, 2011; and 25,000 options vest on July 21, 2012.

(11)	Of this amount, 25,000 shares vest on July 21, 2009; 25,000 shares vest on July 21, 2010; 25,000 shares vest on July 21, 2011; and 25,000 shares vest on July 21, 2012.
(12)
Of this amount, 37,500 options vested on January 25, 2009; 37,500 options vest on April 25, 2009; 37,500 options vest on July 25, 2009; 37,500 options vest on October 25, 2009; and 37,500 options vest on January 25, 2010.

(13)
Of this amount, 25,000 shares vested on January 25, 2009; 25,000 shares vest on April 25, 2009; 25,000 shares vest on July 25, 2009; 25,000 shares vest on October 25, 2009; and 25,000 shares vest on January 25, 2010.

(14)	These options expired unexercised on April 15, 2009.
(15)	Of this amount, 12,000 options vested on January 18, 2009; 12,000 options vest on January 18, 2010; and 12,000 options vest on January 18, 2011.
(16)	Of this amount, 1,140 options vest on July 27, 2009; 1,140 options vest on July 27, 2010; and 1,140 options vest on July 27, 2011.
(17)	Of this amount, 818 options vested on March 13, 2009; 817 options vest on march 13, 2010; and 818 options vest on March 13, 2011.
(18)	These options vest on November 28, 2009.
(19)	Of this amount, 4,001 options vested on March 6, 2009; 4,001 options vest on March 6, 2010; 4,001 options vest on March 6, 2011; and 4,001 options vest on March 6, 2012.
(20)	Of this amount, 5,000 shares vested on January 18, 2009; 5,000 shares vest on January 18, 2010; and 5,000 shares vest on January 18, 2011.
(21)	Of this amount, 239 shares vested on March 13, 2009; 240 shares vest on March 13, 2010; and 241 shares vest on March 13, 2011.
(22)	Of this amount, 292 shares vested on March 13, 2009; 293 shares vest on March 13, 2010; 292 shares vest on March 13, 2011; and 292 shares vest on March 13, 2012.
(23)	Of this amount, 674 shares vest on August 3, 2009; 674 shares vest on August 3, 2010; 674 shares vest on August 3, 2011; and 674 shares vest on August 3, 2012.
(24)	Of this amount, 25,000 options vested on April 1, 2009; 25,000 options vest on April 1, 2010; 25,000 options vest on April 1, 2011; and 25,000 options vest on April 1, 2012.
(25)	Of this amount, 25,000 shares vested on April 1, 2009; 25,000 shares vest on April 1, 2010; 25,000 shares vest on April 1, 2011; and 25,000 shares vest on April 1, 2012.

Option Exercises and Stock Vested

        The table below sets forth the number of stock options exercised and the value realized upon exercise of the stock options, or the vesting of restricted stock and the value realized, for the named executive officers during fiscal year 2008.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($ )
Heath G. Schiesser	—	—	49,392	1,625,754
Todd S. Farha	191,315	2,864,286	4,000	149,720
Thomas L. Tran	—	—	—	—
Paul L. Behrens	8,131	278,162	3,978	148,289
Charles G. Berg	—	—	75,000	2,309,250
Anil Kottoor	—	—	16,453	299,715
Adam Miller	—	—	6,206	315,605
Thomas F. O’Neil III	—	—	—	—

(1)	The value realized is calculated by multiplying the number of shares by the difference between the market price of our common stock at time of exercise and the exercise price of the stock option.
(2)	The value realized is calculated by multiplying the number of shares vested by the closing market price of our common stock on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

We did not maintain a pension or nonqualified deferred compensation plan during fiscal year 2008.

Potential Payments to Named Executive Officers upon Termination or Change in Control

Overview

Messrs. Schiesser, Tran and O’Neil serve as executive officers pursuant to employment agreements.  Mr. Berg serves as an executive officer pursuant to a letter agreement and Mr. Miller serves as an executive officer pursuant to an offer letter.  The employment agreements, letter agreement and offer letter include provisions providing for certain payments and benefits upon certain terminations of employment with us, as discussed under “Termination Benefits” below.  In addition, as discussed under “Treatment of Equity Awards” below, each executive’s equity award agreements provide for accelerated vesting of awards upon certain terminations of employment, and in the case of Messrs. Schiesser and Berg, upon a change in control of the Company without termination of employment.  Below are descriptions of the circumstances under which Messrs. Schiesser, Tran, Berg and O’Neil would be entitled to payments and benefits upon the occurrence of a change in control or termination of employment, as applicable, as of December 31, 2008, and a quantification of such payments and benefits under the terms of the applicable agreements between us and each named executive officer.  All of the descriptions are qualified by reference to the applicable agreements between us and each named executive officer and the quantification of the hypothetical payments are subject to the assumptions described below.  The actual amounts to be paid to Messrs. Schiesser, Tran, Berg and O’Neil will only be determined at the time of their actual termination.

        As discussed above, Messrs. Farha and Behrens resigned from their respective executive officer and director positions on January 25, 2008, and Mr. Kottoor’s employment was terminated effective December 19, 2008.  Below are descriptions of the actual payments and benefits received by these individuals upon their actual termination of employment.

Definitions

For the purpose of the following discussion, the following terms generally have the following meanings:

•
A “change in control” generally occurs upon:  (i) certain persons acquiring more than 50% of our outstanding voting shares or more than 50% of the fair market value of such shares; (ii) a majority of our incumbent directors being replaced under certain circumstances; (iii) the consummation of a merger, consolidation or other business combination in which more than 50% of the outstanding common stock of the Company is no longer held by the stockholders of the Company prior to such transaction; or (iv) or a liquidation or sale of all or substantially all of our assets under certain circumstances.

•
“termination for good reason” generally means that the executive terminated as the result of:  (i) a material diminution in authority, duties and responsibilities or change in title; (ii) any material diminution of executive’s base salary or bonus opportunity; (iii) any material breach by the Company of the terms of the respective agreement; (iv) a change in the executive’s office location by more than 50 miles from the executive’s offices in Tampa, Florida; or (v) with respect to Messrs. Schiesser and Berg only, removal from the Board other than pursuant to cause, pursuant to stockholder vote or due to executive’s resignation from the Board, in each case, subject to notice and the Company’s right to a reasonable opportunity to cure.

•
“termination for cause” generally means that we terminate the executive as the result of:  (i) any willful act or omission by the executive representing a material breach of the respective agreement; (ii) the executive being convicted of, or pleading guilty to, a felony or other crime that involves fraud, conversion, misappropriation or embezzlement under any federal or state law; or (iii) the executive’s bad faith, willful acts in the performance of executive’s duties, to the material detriment of the Company; in each case, subject to notice and the executive’s right to a reasonable opportunity to cure.

•
“termination for disability” generally means the executive’s employment is terminated as of result of the executive being unable to engage in any substantial gainful business activity, by reason of any medically determinable physical or mental impairment, that has caused the executive to be unable to carry out his duties for specified time periods.

Termination Benefits Under Employment Arrangements

•
Mr. Schiesser. If Mr. Schiesser’s employment is terminated by the Company without cause or by Mr. Schiesser for good reason, he will be entitled to severance benefits including: (i) a lump sum cash payment equal to two times (or if the termination date occurs on or after January 25, 2009, one times) the sum of Mr. Schiesser’s annual salary as in effect on the termination date and the greater of Mr. Schiesser’s target bonus for the fiscal year during which the termination date occurs or the highest performance bonus earned by Mr. Schiesser with respect to any preceding fiscal year; and (ii) for a period of twenty-four months (or, if the termination date occurs on or after January 25, 2009, twelve months) after the termination date, reimbursement on an after-tax basis for the cost of continued participation in the medical, dental and vision care and life insurance benefits in which Mr. Schiesser and his family participated prior to the termination date.  In the event of Mr. Schiesser’s death or disability, he (or his estate, as the case may be) will be entitled to severance benefits including: (i) a lump sum cash payment equal to the sum of Mr. Schiesser’s annual salary as in effect on the termination date and the greater of Mr. Schiesser’s target bonus for the fiscal year during which the termination date occurs or the highest performance bonus earned by Mr. Schiesser with respect to any preceding fiscal year; and (ii) for a period of twelve months after the termination date, reimbursement on an after-tax basis for the cost of continued participation in the medical, dental and vision care and life insurance benefits in which Mr. Schiesser and his family participated prior to the termination date.  If Mr. Schiesser’s employment is terminated by the Company for cause or by Mr. Schiesser without good reason, Mr. Schiesser will be entitled to receive the value of his accrued vacation time as of the time of termination of his employment.  For a discussion of the treatment of Mr. Schiesser’s equity awards upon certain termination benefits, see “Treatment of Equity Awards” below.

•
Mr. Tran. If Mr. Tran’s employment is terminated by the Company without cause or by Mr. Tran for good reason, he will be entitled to severance benefits that include: (i) a lump sum cash payment equal to one times (or if the termination date occurs within one year of a change in control, one-and-a-half times) the sum of Mr. Tran’s annual salary as in effect on the termination date and the average of the two highest cash bonuses earned by Mr. Tran over the three prior years or, if Mr. Tran has not been employed for three years, the target cash bonus for the year in which the termination occurs, and (ii) for the duration of the applicable COBRA period (generally 18 months, but under certain circumstances up to 36 months following termination), reimbursement on an after-tax basis for the cost of continued participation in the medical, dental and vision care and life insurance benefits in which Mr. Tran and his family participated prior to the termination date.  In the event of Mr. Tran’s death or disability, or if his employment is terminated by the Company for cause or by Mr. Tran without good reason, Mr. Tran (or his estate, as the case may be) will be entitled to receive the value of his accrued vacation time as of the time of termination of his employment.  For a discussion of the treatment of Mr. Tran’s equity awards upon certain termination benefits, see “Treatment of Equity Awards” below.

•
Mr. Berg. If Mr. Berg’s employment is terminated prior to the end of the term of his letter agreement on January 25, 2010 (i) by the Company without cause; (ii) by Mr. Berg for good reason; or (iii) by reason of Mr. Berg’s death or disability, Mr. Berg will receive an amount equal to his base salary for the remainder of the term.  For a discussion of the treatment of Mr. Berg’s equity awards upon certain termination benefits, see “Treatment of Equity Awards” below.

•
Mr. Miller. If Mr. Miller’s employment is terminated by the Company without cause or by Mr. Miller for good reason, he will be entitled to severance benefits that include: (i) continuation of his base salary in effect immediately prior to such termination for twelve months following the date of termination; (ii) continuation of medical benefits for twelve months following the date of termination; and (iii) an outplacement service provided by us.  For a discussion of the treatment of Mr. Miller’s equity awards upon certain termination benefits, see “Treatment of Equity Awards” below.

•
Mr. O’Neil. If Mr. O’Neil’s employment is terminated by the Company without cause or by Mr. O’Neil for good reason, he will be entitled to severance benefits that include: (i) a lump sum cash payment equal to one times (or if the termination date occurs within one year of a change in control, two times) the sum of Mr. O’Neil’s annual salary as in effect on the termination date and the average of the two highest cash bonuses earned by Mr. O’Neil over the three prior years or, if Mr. O’Neil has not been employed for three years, the target cash bonus for the year in which the termination occurs, and (ii) for the duration of the applicable COBRA period (generally 18 months, but under certain circumstances up to 36 months following termination), reimbursement on an after-tax basis for the cost of continued participation in the medical, dental and vision care and life insurance benefits in which Mr. O’Neil and his family participated prior to the termination date.  In the event of Mr. O’Neil’s death or disability, or if his employment is terminated by the Company for cause or by Mr. O’Neil without good reason, Mr. O’Neil (or his estate, as the case may be) will be entitled to receive the value of his accrued vacation time as of the time of termination of his employment.  For a discussion of the treatment of Mr. O’Neil’s equity awards upon certain termination benefits, see “Treatment of Equity Awards” below.

In addition, to the extent that any payment or benefit received or to be received by Messrs. Schiesser, Tran, Berg or O’Neil (including any benefits upon a change in control) would be subject to an excise tax under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to pay to such executive an additional amount such that the net amount received by such executive is equal to what he would have received if none of his payments or benefits were subject to an excise tax, provided that if the amount of payments subject to an excise tax exceeds the safe harbor under Section 280G of the Code by less than ten percent of such executive’s base salary in the case of Messrs. Schiesser, Tran and O’Neil or $50,000 in the case of Mr. Berg, then such executive’s payment will be reduced so that no amounts are subject to an excise tax.

Treatment of Equity Awards

•
Mr. Schiesser. Mr. Schiesser’s unvested stock options and shares of restricted stock will immediately vest: (i) in the event of a change of control of the Company or (ii) in the event of Mr. Schiesser’s death or disability.  If Mr. Schiesser’s employment is terminated by the Company without cause or by Mr. Schiesser for good reason, Mr. Schiesser’s unvested stock options and shares of restricted stock will vest to the same extent, and over the same period, that such awards would have vested had Mr. Schiesser’s employment continued for 24 months (or, if the termination date occurs on or after January 25, 2009, twelve months) after the termination date. In addition to the foregoing, unvested shares of restricted stock issued to Mr. Schiesser prior to January 25, 2008 will immediately vest in the event of Mr. Schiesser’s retirement.

•
Mr. Tran. Mr. Tran’s unvested stock options and shares of restricted stock will immediately vest: (i) in the event of Mr. Tran’s death or disability; or (ii) if there is a change in control of the Company and Mr. Tran’s employment is terminated within one year following the change in control by the Company without cause or by Mr. Tran for good reason.

•
Mr. Berg. Mr. Berg’s unvested stock options and shares of restricted stock will immediately vest: (i) in the event of a change in control of the Company; (ii) in the event Mr. Berg’s death or disability; or (iii) in the event Mr. Berg’s employment is terminated by the Company without cause or by Mr. Berg for good reason.

•
Mr. Miller. Mr. Miller’s unvested awards of restricted stock will immediately vest: (i) in the event of Mr. Miller’s death, disability or retirement; or (ii) if there is a change in control of the Company and Mr. Miller’s employment is terminated within one year of the change in control by the Company without cause or by Mr. Miller for good reason.  Unvested awards of stock options will immediately vest if there is a change in control of the Company and Mr. Miller’s employment is terminated within one year of the change in control: (i) by the Company without cause; (ii) by Mr. Miller for good reason; or (iii) by reason of Mr. Miller’s death, disability or retirement.

•
Mr. O’Neil. Mr. O’Neil’s unvested stock options and shares of restricted stock will vest: (i) in the event of Mr. O’Neil’s death or disability; or (ii) if there is a change in control of the Company and Mr O’Neil’s employment is terminated within one year following the change in control by the Company without cause or by Mr. O’Neil for good reason.

Assumptions and Certain Conditions

For purposes of quantifying any payments to be made to the executives in the event of termination of employment or upon a change in control, other than as set forth below with respect to Messrs. Farha, Behrens and Kottoor, it is assumed that the hypothetical termination event occurred on December 31, 2008.  For purposes of valuing the acceleration of vesting of equity awards, restricted stock award values are equal to the number of restricted shares multiplied by $12.86, which was the closing price of our common stock on the NYSE on December 31, 2008.  No value is attributed to options because in each case the exercise price of the stock option exceeded $12.86, and therefore each stock option was “underwater.”

In calculating the amounts estimated to be paid to Messrs. Schiesser, Tran, Berg and O’Neil upon a change in control of the Company pursuant to Section 4999 of the IRC, it was assumed that:  (i) the change in control and the executive’s termination occurred on December 31, 2008; (ii) all equity awards vested and were sold on December 31, 2008; (iii) the executive’s fiscal year 2008 base salary rate was used to calculate his salary severance payments; and (iv) the Social Security Wage Base was reached prior to the executive’s termination date.  In addition, the following tax rates were assumed to apply:  excise tax rate of 20%; Medicare tax rate of 1.45%; applicable state tax rate of 5% in Connecticut for Messrs. Tran and Berg, 0% in Florida for Mr. Schiesser and 5.5% in Maryland for Mr. O’Neil; and a Federal tax rate of 35%.

        In order for named executive officers to be eligible to receive severance payments pursuant to their respective agreements with us, they are each generally required to execute and deliver a waiver and release of claims agreement within 30 days after the applicable termination date.

Termination by Executive for Good Reason or by the Company without Cause
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	2,400,000	265,748	—	129,434	1,664,521	7,692	13,951	—	8,002	4,094,166
Thomas L. Tran	950,000	—	—	—	—	9,135	12,237	—	8,663	980,035
Charles G. Berg	541,667	187,500	—	125,000	1,607,500	—	—	—	—	2,149,167
Adam T. Miller	400,000	—	—	—	—	—	7,061	7,000	—	414,061
Thomas F. O’Neil III	750,000	—	—	—	—	25,481	6,698	—	5,041	787,220

Termination upon Death or Disability
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	1,200,000	405,467	—	209,476	2,693,861	7,692	6,975	—	4,001	3,912,529
Thomas L. Tran	—	100,000	—	50,000	643,000	9,135	—	—	—	652,135
Charles G. Berg	541,667	187,500	—	125,000	1,607,500	—	—	—	—	2,149,167
Adam T. Miller	—	—	—	19,585	251,863	—	—	—	—	251,863
Thomas F. O’Neil III	—	100,000	—	50,000	643,000	25,481	—	—	—	668,481

Termination upon Retirement
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	—	—	—	6,351	81,674	—	—	—	—	81,674
Thomas L. Tran	—	—	—	—	—	—	—	—	—	—
Charles G. Berg	—	—	—	—	—	—	—	—	—	—
Adam T. Miller	—	—	—	19,585	251,863	—	—	—	—	251,863
Thomas F. O’Neil III	—	—	—	—	—	—	—	—	—	—

Termination by Executive for Good Reason or by the Company without Cause within twelve (12) months following a Change in Control
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	2,400,000	405,467	—	209,476	2,693,861	7,692	13,951	—	1,153,788	6,269,292
Thomas L. Tran	1,425,000	100,000	—	50,000	643,000	9,135	12,237	—	8,663	2,098,035
Charles G. Berg	541,667	187,500	—	125,000	1,607,500	—	—	—	—	2,149,167
Adam T. Miller	400,000	98,687	—	19,585	251,863	—	7,061	7,000	—	665,924
Thomas F. O’Neil III	1,500,000	100,000	—	50,000	643,000	25,481	6,698	—	5,041	2,180,220

Change in Control
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	—	405,467	—	209,476	2,693,861	—	—	—	—	2,693,861
Thomas L. Tran	—	—	—	—	—	—	—	—	—	—
Charles G. Berg	—	187,500	—	125,000	1,607,500	—	—	—	—	1,607,500
Adam T. Miller	—	—	—	—	—	—	—	—	—	—
Thomas F. O’Neil III	—	—	—	—	—	—	—	—	—	—

Termination by Executive without Good Reason or by the Company with Cause
Name	Severance Payment ($)	Acceleration of Vesting of Stock Options (#)	Acceleration of Vesting of Stock Options ($)	Acceleration of Vesting of Restricted Stock (#)	Acceleration of Vesting of Restricted Stock ($)	Accrued Vacation ($)	Welfare Benefits ($)	Out-placement Services ($)	Excise Taxes and Gross-Ups ($)	Total ($)
Heath G. Schiesser	—	—	—	—	—	7,692	—	—	—	7,692
Thomas L. Tran	—	—	—	—	—	9,135	—	—	—	9,135
Charles G. Berg	—	—	—	—	—	—	—	—	—	—
Adam T. Miller	—	—	—	—	—	—	—	—	—	—
Thomas F. O’Neil III	—	—	—	—	—	25,481	—	—	—	25,481

Actual Benefits Received upon Termination of Employment During 2008
Name	Termination Date	Salary Continuation ($)		Acceleration of Bonus Payments ($)		Acceleration of Vesting of Stock Options ($)		Acceleration of Vesting of Restricted Stock ($)		Performance Shares ($)		Accrued Vacation ($)	Total ($)
Todd S. Farha	03/31/08	—		—		—		—		—	(5)	17,223	17,223
Paul L. Behrens	03/31/08	—		—		—		—		—		662	662
Anil Kottoor	12/19/08	430,096	(1)	949,725	(2)	—	(3)	165,340	(4)	—		—	1,545,161

(1)	Represents the aggregate payments to be paid during the period from December 19, 2008 through May 1, 2010.
(2)
$713,475 was paid on December 29, 2008 and the remaining amount of $236,250 will be paid on May 1, 2010 subject to Mr. Kottoor’s compliance with non-competition, non-solicitation, confidentiality and non-disparagement covenants.

(3)
A stock option to purchase 55,000 shares of common stock vested in full upon termination of employment.  In addition, Mr. Kottoor’s post-termination exercise period was extended for options to purchase up to 10,005 shares of our common stock until 30 days after the date on which the exercise of such options will no longer violate applicable Federal, state, local and foreign laws, including securities laws.  The exercise prices of Mr. Kottoor’s stock options discussed above exceeded the closing price of our common stock on the NYSE on Mr. Kottoor’s date of termination, and therefore such options expired unexercised.

(4)
13,164 shares of restricted stock vested in full upon Mr. Kottoor’s termination of employment.  The amount represents the value of such shares based on the closing price of our stock on the NYSE on Mr. Kottoor’s date of termination.

(5)
Mr. Farha’s performance share award agreement was amended so that he is eligible to vest in up to 130,000 of his unvested performance shares if certain specified conditions have been satisfied prior to June 6, 2010, and the value of shares that vest, if any, will be based on the closing price of our common stock on the vesting date.  Specifically, Mr. Farha’s rights to receive up to 130,000 of the shares subject to the performance award are to be extinguished and will lapse unless all of the following conditions have been met by June 6, 2010:
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

The following table includes the specified information as of December 31, 2008 for all of our equity compensation plans which have been approved by our stockholders and all of our equity compensation plans which have not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,376,517	44.37	2,207,001
Equity compensation plans not approved by security holders(2)	286,300	19.69	—
Total	4,662,817	42.71	2,207,001

(1)
The WellCare Health Plans, Inc. 2004 Equity Incentive Plan (the “2004 Equity Plan”) was approved by our stockholders in June 2004 and the WellCare Health Plans, Inc. 2005 Employee Stock Purchase Plan (the “ESPP”) was approved by our stockholders in June 2005. As of December 31, 2008, there were 1,831,947 shares reserved for future issuance under the 2004 Equity Plan and 375,054 shares reserved for future issuance under the ESPP.  The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan may be increased on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013, in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,182,840 shares effective January 1, 2006, 1,200,000 shares effective January 1, 2007 and 1,200,000 shares effective January 1, 2008. In addition to options, shares may be issued in restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards under the 2004 Equity Plan.

(2)
Equity compensation plans not approved by our stockholders include the WellCare Holdings, LLC 2002 Employee Option Plan (the “2002 Plan”), an aggregate of six stock option agreements (the “Pre-IPO Non-Plan Grants”) entered into with individuals prior to our initial public offering and one stock option agreement (the “Inducement Non-Plan Grant”) entered into in April 2008.  The 2002 Plan was adopted by our Board in September 2002 and is administered by our Compensation Committee.  Under the 2002 Plan, certain employees were granted non-qualified stock options to purchase shares of our common stock at an exercise price per share equal to the fair market value of our stock on the date of grant as determined by our Board.  Generally, option awards granted under the 2002 Plan vest as to 25% of the shares subject to the award on the first anniversary of the date of grant, and as to 2.083% upon the end of each full calendar month thereafter, and expire on the tenth anniversary of the date of grant.  Subject to certain exemptions and conditions, if a grantee ceases to be an employee of ours for any reason other than death, all of the grantee’s options that were exercisable on the date of termination of employment will remain exercisable for 60 days after the date of such termination.  In the case of death, all of the grantee’s options that were exercisable on the date of death will remain exercisable for a period of 180 days from such date.  Unvested options will terminate upon a change in control.  Options issued under the 2002 Plan may not be sold, pledged, assigned, transferred or otherwise disposed of other than pursuant to applicable laws of descent and distribution or for estate planning purposes if approved by the Board.  The Board generally has the power and authority to amend or terminate the 2002 Plan at any time without approval from our stockholders; however, no amendment may, in any material respect, adversely impair the rights of any grantee without the grantee’s written consent.  No option awards have been granted under the 2002 Plan since June 2004 and no options remain available for future issuance under this plan.  The terms of the Pre-IPO Non-Plan Grants are materially similar to the terms of options granted under the 2002 Plan.  The total number of shares issuable upon exercise of the Pre-IPO Non-Plan Grants is 55,124, and the weighted-average exercise price of the Pre-IPO Non-Plan Grants is $5.76 per share.  Five of the Pre-IPO Non-Plan Grants, exercisable for an aggregate of 21,467 shares of common stock, were issued to individuals other than our directors or executive officers.  The vesting schedule of those five Pre-IPO Non-Plan Grants is as follows: (a) three options, exercisable for an aggregate of 16,994 shares, vested as to 25% after one year, and as to 2.083% upon the end of each full calendar month thereafter, (b) one option, exercisable for an aggregate of 4,066 shares, vested in full on the grant date, and (c) one option, exercisable for an aggregate of 407 shares, vested as to 4.167% upon the end of each full calendar month following the grant date.  In November 2004, our Board determined to fully accelerate the vesting of three out of the four option grants subject to vesting at grant.  The remaining Pre-IPO Non-Plan Grant was issued to one of our directors, Mr. Michalik.  On December 31, 2003, Mr. Michalik was granted options to purchase 40,657 shares at a per share exercise price of $6.47, of which 33,657 remain outstanding as of December 31, 2008.  These options expire on December 31, 2013, vested as to 25% of the shares subject thereto on June 30, 2004, and vested as to 2.083% upon the end of each full calendar month thereafter.  Mr. Michalik’s option became fully vested in June 2008.  Thus, all six of the Pre-IPO Non-Plan Grants are fully vested as of December 31, 2008.  The Inducement Non-Plan Grant was issued to Mr. O’Neil, our Senior Vice President, General Counsel.  On April 1, 2008, Mr. O’Neil was granted options to purchase 100,000 shares at a per share exercise price of $39.70, of which all 100,000 remain outstanding as of December 31, 2008.  These options expire on April 1, 2018 and vest in equal annual installments on each of the first through fourth anniversaries of the grant date of the award.  See “Grants of Plan-Based Awards” and “Employment Agreements with Named Executive Officers” above for a description of Mr. O’Neil’s Inducement Non-Plan Grant.

INFORMATION REGARDING BENEFICIAL OWNERSHIP OF
PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The table below sets forth certain information regarding beneficial owners known to us as of April 24, 2009 of more than 5% of our outstanding shares of common stock.  The ownership percentage is based on the number of shares reported by the applicable beneficial owner and the number of shares of our common stock outstanding as of April 24, 2009.

	Ownership
Name and Address	Common Stock		Percent (%)
Fairholme Capital Management, et al. 4400 Biscayne Boulevard, 9th Floor Miami, FL 33137	8,313,407	(1)	19.7
Renaissance Technologies, et al. 800 Third Avenue New York, NY 10022	2,857,200	(2)	6.8
Barclays Global Investors, et al. 400 Howard Street San Francisco, CA 94105	2,306,969	(3)	5.5

(1)
This disclosure is based upon a Schedule 13G/A filed by Fairholme Capital Management, L.L.C. (“Fairholme”) and other affiliated entities with the SEC on February 17, 2009.  Fairholme and the other affiliated entities reported shared voting and dispositive power as of December 31, 2008 as follows: (i) Fairholme, shared voting power as to 5,088,603 shares and shared dispositive power as to 8,025,777 shares; (ii) Bruce R. Berkowitz, sole voting and dispositive power as to 287,630 shares, shared voting power as to 5,088,603 shares and shared dispositive power as to 8,025,777 shares; and (iii) Fairholme Funds, Inc., shared voting and dispositive power as to 4,166,200 shares.  We have not attempted to verify independently any of the information contained in the Schedule 13G/A.

(2)
This disclosure is based upon a Schedule 13G filed by Renaissance Technologies LLC (“Renaissance”) and James H. Simons (“Simons”) with the SEC on February 13, 2009. Renaissance and Simons reported sole voting and dispositive power as of December 31, 2008 as to 2,857,200 shares.  We have not attempted to verify independently any of the information contained in the Schedule 13G.

(3)
This disclosure is based upon a Schedule 13G filed by Barclays Global Investors, N.A. (“Barclays”) and other affiliated entities with the SEC on February 5, 2009.  Barclays and the other affiliated entities reported sole voting and dispositive power as of December 31, 2008 as follows: (i) Barclays, sole voting power as to 1,171,495 shares and sole dispositive power as to 1,397,117 shares; (ii) Barclays Global Fund Advisors, sole voting power as to 581,075 and sole dispositive power as to 816,712 shares; (iii) Barclays Global Investors, Ltd., sole voting power as to 19,090 shares and sole dispositive power as to 53,029 shares; (iv) Barclays Global Investors Japan Limited, sole voting and dispositive power as to 15,330 shares; (v) Barclays Global Investors Canada Limited, sole voting and dispositive power as to 24,781 shares; and (vi) Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG, sole voting and dispositive power as to no shares.  We have not attempted to verify independently any of the information contained in the Schedule 13G.

The following table sets forth certain information with regard to the beneficial ownership of our common stock as of the close of business on April 24, 2009 by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table; and (c) all directors and executive officers (including three executive officers who are not named in the Summary Compensation Table) as a group.

Name	Common Stock (1)	Percent
David Gallitano	14,354	*
Robert Graham	17,260	*
Regina Herzlinger	46,959	*
Kevin Hickey	44,353	*
Alif Hourani	18,871	*

Ruben King-Shaw, Jr.	25,746		*
Christian Michalik	82,997		*
Neal Moszkowski	25,107		*
Charles G. Berg	351,503		*
Heath G. Schiesser	495,156		1.2
Todd S. Farha(2)	618,835	(5)	1.5
Thomas L. Tran	50,000		*
Paul L. Behrens(3)	197,977	(5)	*
Anil Kottoor(4)	16,249	(5)	*
Adam T. Miller	63,195		*
Thomas F. O’Neil III	70,912		*
All Directors and Executive Officers as a Group (16 persons)	1,404,624		3.3

*	Less than one percent
(1)
Certain of our executive officers and directors hold their shares in brokerage accounts where there may be a loan balance from time to time that is secured by all of the assets in the account, including shares of our common stock.  Accordingly, even though there may be substantial assets in the account, the shares of our stock in these accounts could technically be sold in a margin sale.

(2)	Mr. Farha resigned his positions as Chairman and as President and Chief Executive Officer effective January 25, 2008 and ceased employment with us on March 31, 2008.
(3)	Mr. Behrens resigned his positions as Senior Vice President and Chief Financial Officer effective January 25, 2008 and ceased employment with us on March 31, 2008.
(4)	Mr. Kottoor’s employment was terminated effective December 19, 2008.
(5)	Based on information known to the Company.

        For purposes of the preceding table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any common stock that such person or group has the right to acquire within 60 days after April 24, 2009.  For purposes of computing the percentage of outstanding common stock beneficially owned by each person named above, any shares that such person has the right to acquire within 60 days after April 24, 2009 are deemed outstanding but such shares are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.  Each person has sole voting and dispositive power with respect to all of the shares of common stock shown as beneficially owned, subject to community property laws, where applicable.  The table below provides additional detail regarding management’s securities ownership.

	Included				Excluded
Name	Common Stock	Unvested Common Stock	Vested Stock Options	Stock Options that Vest within 60 Days	Stock Options that Vest in More than 60 Days	Performance Shares that Vest in More than 60 Days
David Gallitano	—	14,354	—	—	—	—
Robert Graham	1,388	1,389	14,483	—	—	—
Regina Herzlinger	18,331	—	28,628	—	—	—
Kevin Hickey	26,063	—	18,290	—	—	—
Alif Hourani	581	—	18,290	—	—	—
Ruben King-Shaw, Jr.	15,081	—	10,665	—	—	—
Christian Michalik	31,050	—	51,947	—	—	—
Neal Moszkowski	10,822	—	14,285	—	—	—
Charles G. Berg	64,003	100,000	150,000	37,500	112,500	—
Heath G. Schiesser	86,279	191,334	196,710	20,833	350,498	—
Todd S. Farha	618,835	—	—	—	—	130,000	(1)
Thomas L. Tran	—	50,000	—	—	100,000	—
Paul L. Behrens	197,977	—	—	—	—	—
Anil Kottoor	16,249	—	—	—	—	—
Adam T. Miller	13,732	14,054	35,409	—	81,868	—
Thomas F. O’Neil III	8,412	37,500	25,000	—	75,000	—
All Directors and Executive Officers as a Group (16 persons)	277,763	491,906	576,622	58,333	928,615	130,000

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

REVIEW OF RELATED PERSON TRANSACTIONS

We have a written policy for reviewing transactions between us and our executive officers, directors and certain of their immediate family members and other related persons, including those required to be reported under Item 404 of Regulation S-K.  Under this policy, the Nominating and Corporate Governance Committee must approve any transaction in which we participate that involves more than $100,000 and in which a related person has a direct or indirect interest.  Furthermore, related person transactions that involve executive compensation or compensation for the members of our Board must be approved by the Compensation Committee.  Pursuant to our policy, we enter into a transaction with such related persons only if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is otherwise fair to us.

ADVANCES OF DEFENSE COSTS
FOR CERTAIN LITIGATION MATTERS

Certain current and former directors and officers of the Company are the subject of an investigation being conducted by the U.S. Department of Justice, the U.S. Federal Bureau of Investigation, the U.S. Department of Health and Human Services Office of Inspector General and the Florida Attorney General’s Medicaid Fraud Control Unit and/or have been named as defendants in lawsuits arising out of the issues related to and resulting from the investigation.  These current and former directors and officers have a legal right under the Delaware General Corporation Law, the Company’s charter documents and indemnification agreements to advancement of their costs of defense.  Accordingly, through March 31, 2008, we advanced defense costs on behalf of the current and former directors and officers amounting to approximately $8.2 million.  We maintain directors and officers liability insurance in the amounts of $45 million for indemnifiable claims and $10 million for non-indemnifiable securities claims.  We have met the applicable retention limits under these policies.  We also provide insurance in the amount of $120 million which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007.

 CORPORATE GOVERNANCE GUIDELINES

       The Board has developed and adopted corporate governance guidelines to promote the functioning of the Board and its committees.  Among other things, the corporate governance guidelines set forth criteria regarding Board member selection and qualification, establishment of committees and committee composition, executive sessions, management succession and director compensation.  The guidelines also address the Board’s expectations of each director in furtherance of the Board’s primary responsibility of exercising its business judgment in the best interests of the Company.  In particular, the guidelines address meeting attendance and participation, other directorships and access to independent advisors as well as new director orientation.  The corporate governance guidelines also require that the Board conduct an annual performance evaluation to determine whether it and its committees are functioning effectively.  The corporate governance guidelines are available on our website at www.wellcare.com.  Alternatively, any shareholder may request a print copy of our corporate governance guidelines by contacting us as described in the section entitled “Requests for More Information” below.

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

Under the standards set forth above, based upon recommendations from the Nominating and Corporate Governance Committee of the Board, the Board has determined that seven of its current members, including each of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, are independent.  The members that the Board has determined are independent are Senator Graham, Dr. Herzlinger and Messrs. Gallitano, Hickey, Hourani, Michalik and Moszkowski.

In making this determination, the Board considered the recommendation of the Nominating and Corporate Governance Committee as well as the following relationships:

•
Senator Graham and/or his immediate family members have an ownership interest of approximately 23% in The Graham Companies, the landlord under a lease agreement with one of our subsidiaries with respect to office space in south Florida.  The Board concluded that this relationship did not impair Senator Graham’s independence because (i) we have had a relationship with The Graham Companies for many years prior to Senator Graham’s relationship with us and (ii) this relationship does not impair Senator Graham’s independence.

•
Mr. Hickey is a senior advisor to D2Hawkeye, Inc. now a part of Verisk, Inc.  (“D2Hawkeye”), a company where he previously served as president from January 2006 to December 2007.  In February 2007, we entered into a services contract with D2Hawkeye pursuant to which D2Hawkeye has developed an internet-based portal for certain of our health care providers.  The Board has reviewed the salient facts regarding this relationship, including compensation received from D2Hawkeye by Mr. Hickey, Mr. Hickey’s former ownership interest in D2Hawkeye, amounts paid by us to D2Hawkeye, D2Hawkeye’s revenues, the fact that D2Hawkeye has since been purchased by a larger company, Insurance Services Office, Inc. (ISO), and other facts.  Following this review, our Board concluded that this relationship did not impair Mr. Hickey’s independence under the standards set forth above.  In particular, our payments to D2Hawkeye did not exceed the greater of $1 million or 2% of D2Hawkeye’s gross revenues in any year.

•
Todd Farha, the Company’s president and chief executive officer until his resignation in January 2008, in the past had invested in several funds managed, directly or indirectly, by private equity firms affiliated with Messrs. Michalik and Moszkowski.  In each case Mr. Farha’s investment represented less than 1% of the funds’ aggregate committed capital.  Mr. Farha also had a small direct investment in a company in which Mr. Michalik’s firm held a majority ownership interest.  Based on a review of these circumstances, our Board determined that these relationships did not impair the independence of Messrs. Michalik and Moszkowski.  In addition, Mr. Farha is a first cousin of Mr. Hourani.  However, our Board determined that this relationship did not impair Mr. Hourani’s independence.

   Mr. King-Shaw has been the chief executive officer of All-Med Services of Florida, Inc. (“All-Med”) since September 2008.  Since December 2002, two of the company’s subsidiaries have been parties to agreements with All-Med pursuant to which All-Med provides durable medical equipment to members of the company’s Florida health plans. Under these agreements, our subsidiaries paid All-Med an aggregate amount in 2008 that exceeded both $1 million and 2% of All-Med’s consolidated gross revenues. Therefore, the Board has determined that Mr. King-Shaw is not independent.

The Board determined that Messrs. Schiesser and Berg are not independent based on the fact that each also serves as an executive officer.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Registered Public Accounting Firm

The table below presents fees for professional audit services billed by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Audit, Audit-Related, Tax and Other Fees
Services	2008		2007
Audit	$12,018,500	(1)	$3,164,500	(1)
Audit-related	$129,104	(2)	$271,621	(2)
Tax	—		—
Other	—		—

(1)
The audit services billed by Deloitte & Touche LLP in 2008 and 2007 include services rendered for the audit of our annual consolidated financial statements, management’s assessment on internal control over financial reporting, the effectiveness of internal control over financial reporting and review of the interim financial statements included in our quarterly reports on Form 10-Q. This amount also includes fees billed for services normally provided by an independent auditor in connection with subsidiary audits, statutory requirements, regulatory filings and similar engagements.  The 2008 audit fees include services provided to expand the audit scope relating to the investigation of the Company by certain federal and state agencies in connection with the audit of the 2007 financial statements and the restatement of the Company’s 2004, 2005 and 2006 financial statements.

(2)
The audit-related services billed by Deloitte & Touche LLP in 2008 and 2007 related to consultations regarding financial accounting and reporting standards, information systems audits and other attest services.

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

Prior to engagement, the Audit Committee pre-approves the services and fees of the independent registered public accounting firm within each of the above categories.  During the year, it may become necessary to engage the independent registered public accounting firm for additional services not previously contemplated as part of the engagement.  In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent registered public accounting firm’s commencement of those additional services.  Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee has delegated the ability to pre-approve audit and non-audit services to the Audit Committee chairperson provided the chairperson reports any pre-approval decision to the Audit Committee at its next scheduled meeting.  The policy does not provide for a de minimis exception to the pre-approval requirements.  Accordingly, all of the 2008 and 2007 fees described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

Our financial statements and financial statement schedules are included in the 2008 Form 10-K.

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

Our financial statements are included in the 2008 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLCARE HEALTH PLANS, INC.

Date: April 30, 2009	By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of the Registrant	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
10.2	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
10.3	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.4	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.5	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan*	8-K	March 17, 2005	10.1
10.6	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.7	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.8	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.9	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.10	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.11	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.12	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.13	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7
10.14	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.15	Registrant’s Special Retention Bonus Plan*	10-Q	March 2, 2009	10.41
10.16	Amended and Restated Employment Agreement, dated as of June 6, 2005, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	June 9, 2005	10.1
10.17	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.18	Non-Qualified Stock Option Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.2

10.19	Restricted Stock Award Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.3
10.20	Performance Share Award Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.4
10.21	Employment Agreement, dated as of November 18, 2002, among the Registrant, Comprehensive Health Management, Inc. and Thaddeus Bereday*	S-1/A	June 29, 2004	10.22
10.22	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Thaddeus Bereday*	8-K	January 31, 2008	10.3
10.23	Employment Agreement dated as of September 15, 2003, among the Registrant, Comprehensive Health Management, Inc. and Paul Behrens*	S-1/A	June 29, 2004	10.23
10.24	Separation Agreement and General Release for All Claims by and among the Registrant, Comprehensive Health Management, Inc. and Paul Behrens*	8-K	January 31, 2008	10.2
10.25	Form of Indemnification Agreement*	S-1/A	June 8, 2004	10.24
10.26	Offer letter to Imtiaz (MT) Sattaur, dated December 5, 2003*	10-Q	May 10, 2005	10.18
10.27	Employment Agreement effective as of January 25, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	January 31, 2008	10.4
10.28	Letter Agreement dated January 25, 2008 between the Registrant and Charles Berg*	8-K	January 31, 2008	10.5
10.29	Restricted Stock Agreement effective January 25, 2008 by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.6
10.30	Restricted Stock Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.7
10.31	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.8
10.32	Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.9
10.33	Amendment to Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg*	10-K	March 16, 2009	10.33
10.34	Offer letter to Anil Kottoor, dated December 18, 2006*	10-Q	March 2, 2009	10.39
10.35	Letter Agreement to Anil Kottoor, dated July 2, 2008*	10-Q	March 2, 2009	10.27
10.36	Offer letter to Adam Miller, dated January 17, 2006*	10-Q	March 2, 2009	10.40
10.37	Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	8-K	April 3, 2008	10.1
10.38	Amendment No. 1 to Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	10-K	March 16, 2009	10.38
10.39	Restricted Stock Agreement effective as of April 1, 2008 by and between the Registrant and Thomas F. O’Neil III*	8-K	April 3, 2008	10.2
10.40	Non-Qualified Stock Option Agreement effective as of April 1, 2008 by and between the Registrant and Thomas F. O’Neil III*	8-K	April 3, 2008	10.3

10.41	Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc.*	8-K	July 17, 2008	10.1
10.42	Amendment No. 1 to Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc.*	10-K	March 16, 2009	10.42
10.43	Form of Restricted Stock Agreement between Thomas L. Tran and the Registrant*	8-K	July 17, 2008	10.3
10.44	Form of Non-Qualified Stock Option Agreement between Thomas L. Tran and the Registrant*	8-K	July 17, 2008	10.4
10.45	Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc.*	8-K	August 13, 2008	10.1
10.46	Amendment No. 1 to Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc.*	10-K	March 16, 2009	10.46
10.47	Form of Restricted Stock Agreement between Jonathan P. Rich and the Registrant*	8-K	August 13, 2008	10.3
10.48	Form of Non-Qualified Stock Option Agreement between Jonathan P. Rich and the Registrant*	8-K	August 13, 2008	10.4
10.49	Employment Agreement by and among Rex M. Adams, the Registrant and Comprehensive Health Management, Inc.	8-K	September 2, 2008	10.1
10.50	Restricted Stock Agreement between Rex M. Adams and the Registrant*	8-K	September 2, 2008	10.3
10.51	Non-Qualified Stock Option Agreement between Rex M. Adams and the Registrant*	8-K	September 2, 2008	10.4
10.52	Credit Agreement, dated as of May 13, 2004, by and among WellCare Holdings, LLC, the Registrant, The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent	S-1/A	June 8, 2004	10.29
10.53	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 1, 2005	10.1
10.54	Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 29, 2006	10.2
10.55	Third Amendment to Credit Agreement, dated as of January 31, 2008, by and among, the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	10-Q	March 2, 2009	10.37
10.56	Agreement, by and among the Registrant, the United States Attorney’s Office for the Middle District of Florida, the Agency for Health Care Administration and the Florida Attorney General’s Medicaid Fraud Control Unit, dated as of August 18, 2008.	8-K	August 18, 2008	10.1
10.57	Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.1
10.58	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.3

10.59	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.1
10.60	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.1
10.61	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.3
10.62	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.3
10.63	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.3
10.64	Amendment to Contract No. FAR001 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.4
10.65	Amendment to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.1
10.66	Amendment to Contract No. FAR001, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase Health Plan of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.2
10.67	Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.2
10.68	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.2
10.69	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.2
10.70	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.2
10.71	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.4
10.72	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.4

10.73	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.5
10.74	Amendment to Contract No. FAR009 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.6
10.75	Amendment to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.3
10.76	Amendment to Contract No. FAR009, dated June 26, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.4
10.77	Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.2
10.78	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.1
10.79	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.1
10.80	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.1
10.81	Amendment to Contract No. FA619 between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.1
10.82	Amendment to Contract No. FA619, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.7
10.83	Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.1
10.84	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	June 29, 2007	10.3
10.85	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.2
10.86	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.2

10.87	Amendment to Contract No. FA 615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.2
10.88	Amendment to Contract FA615 between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	May 7, 2008	10.2
10.89	Amendment to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.5
10.90	Amendment to Contract No. FA615, dated September 1, 2006, between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health	8-K	September 12. 2008	10.6
10.91	Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 4, 2005	10.1
10.92	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	January 12, 2007	10.4
10.93	Amendment to Medical Services Agreement between Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	December 10, 2007	10.1
10.94	Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida.	8-K	August 20, 2008	10.1
10.95	Amendment number 1 to Medical Services Agreement between the Florida Healthy Kids Corporation and HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida	8-K	October 14, 2008	10.2
10.96	Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	September 7, 2007	10.1
10.97	Amendment number 1 to Department of Elder Affairs Standard Contract (XQ744), between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc.	8-K	February 21, 2008	10.1
10.98	Contract No. 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	10-Q	August 4, 2005	10.19
10.99	Amendment number 1 to Contract 0654 between The Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	April 25, 2007	10.1

10.100	Amendment number 2 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	January 30, 2008	10.2
10.101	Amendment number 3 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.1
10.102	Amendment number 4 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.2
10.103	Amendment number 5 to Contract 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.3
10.104	Contract (H0712) between Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc. (2006)	8-K	November 2, 2005	10.4
10.105	Contract (H1032) between Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (2006)	8-K	November 2, 2005	10.5
10.106	Contract (H1112) between Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc. (2006)	8-K	November 2, 2005	10.6
10.107	Contract (H1416) between Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (2006)	8-K	November 2, 2005	10.7
10.108	Contract (H1903) between Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc. (2006)	8-K	November 2, 2005	10.8
10.109	Contract (H3361) between Centers for Medicare & Medicaid Services and WellCare of New York, Inc. (2006)	8-K	November 2, 2005	10.9
10.110	Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2006)	8-K	November 2, 2005	10.3
10.111	Amendment to Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan between Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. (2007)	10-Q	November 3, 2006	10.13
10.112	Renewal Notice regarding Contract S5967 between the Centers for Medicare and Medicaid Services and WellCare Prescription Insurance, Inc. with Addendum (2008)	8-K	September 29, 2008	10.1
10.113	Contract (H0967) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	8-K	November 9, 2007	10.1
10.114	Contract (H1216) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 9, 2007	10.2
10.115	Contract (H1264) between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 9, 2007	10.3

10.116	Contract (H0913) between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 9, 2007	10.4
10.117	Contract (H0117) between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 9, 2007	10.5
10.118	Contract (H3292) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	November 28, 2007	10.1
10.119	Contract (#H6499) between Centers for Medicare & Medicaid Services and Stone Harbor Insurance Company	10-Q	November 3, 2006	10.14
10.120	Contract (#1340) between Centers for Medicare & Medicaid Services and Advance / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.15
10.121	Contract (#H2491) between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	December 23, 2008	10.1
10.122	Contract (#4577) between Centers for Medicare & Medicaid and Home Owners / WellCare PFFS Insurance, Inc.	10-Q	November 3, 2006	10.16
10.123	Contract (H1657) between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2
10.124	Stock Option Agreement and General Release, by and between Comprehensive Health Management, Inc. and Anil Kottoor*†
10.125	Separation Agreement and General Release, by and between Comprehensive Health Management, Inc. and Anil Kottoor*†
21.1	List of subsidiaries	10-K	March 16, 2009	21.1
23.1	Consent of Deloitte & Touche LLP	10-K	March 16, 2009	23.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	March 16, 2009	31.1
31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	March 16, 2009	31.2
31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	March 16, 2009	32.1
32.1.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	March 16, 2009	32.2
32.2.1	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith