Form 10-Q
period 2009-03-31
WELLCARE HEALTH PLANS, INC.
filed 2009-05-11
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes     ☑     No     ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐     No     ☐
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
Yes     ☐     No     ☑
As of May 7, 2009, there were 42,221,851 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Page
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34

Signatures	36
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,134,580	$1,181,922
Short-term investments	73,778	70,112
Premium and other receivables, net	285,401	215,525
Other receivables from government partners, net	51,514	825
Funds receivable for the benefit of members	43,754	86,542
Prepaid expenses and other current assets, net	124,583	129,490
Deferred income taxes	23,921	20,154

Total current assets	1,737,531	1,704,570
Property, equipment and capitalized software, net	66,373	66,588
Goodwill	111,131	111,131
Other intangible assets, net	14,110	14,493
Long-term investments	48,404	54,972
Restricted investment assets	176,869	199,339
Deferred tax asset	19,814	23,263
Other assets	27,317	29,105

Total Assets	$2,201,549	$2,203,461

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$879,801	$766,179
Unearned premiums	18,643	81,197
Accounts payable	14,359	5,138
Other accrued expenses	286,891	338,340
Other payables to government partners	31,012	8,100
Taxes payable	13,047	12,187
Debt	152,381	152,741
Other current liabilities	674	674

Total current liabilities	1,396,808	1,364,556
Other liabilities	30,440	33,076

Total liabilities	1,427,248	1,397,632

Commitments and contingencies (see Note 6)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,221,355 and 42,261,345 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	422	423
Paid-in capital	398,707	390,526
Retained earnings	381,708	418,641
Accumulated other comprehensive expense	(6,536)	(3,761)

Total stockholders’ equity	774,301	805,829

Total Liabilities and Stockholders’ Equity	$2,201,549	$2,203,461

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Premium	$1,791,927	$1,621,374
Investment and other income	3,334	15,547

Total revenues	1,795,261	1,636,921

Expenses:
Medical benefits	1,552,998	1,397,572
Selling, general and administrative	271,521	227,736
Depreciation and amortization	5,739	5,151
Interest	2,286	3,304

Total expenses	1,832,544	1,633,763

(Loss) income before income taxes	(37,283)	3,158
Income tax (benefit) expense	(350)	1,838

Net (loss) income	$(36,933)	$1,320

Net (loss) income per common share (see Note 1):
Net (loss) income per common share — basic	$(0.89)	$0.03
Net (loss) income per common share — diluted	$(0.89)	$0.03
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash from (used in) operating activities:
Net (loss) income	$(36,933)	$1,320
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	5,739	5,151
Equity-based compensation expense	9,612	7,607
Deferred taxes, net	(318)	3,563
Changes in operating accounts:
Premium and other receivables, net	(69,876)	81,748
Other receivables from government partners, net	(50,689)	(6,018)
Prepaid expenses and other, net	4,907	(32,652)
Medical benefits payable	113,622	123,638
Unearned premiums	(62,554)	(17,769)
Accounts payable	9,221	14,475
Other accrued expenses	(51,449)	(20,851)
Other payables to government partners	22,912	(74,140)
Taxes	2,288	20,048
Other	(2,236)	(39,341)

Net cash (used in) provided by operations	(105,754)	66,779

Cash from (used in) investing activities:
Purchases of investments	(18,756)	(105,999)
Proceeds from sale and maturities of investments	19,051	175,803
Purchases of restricted investments	(17,088)	(9,317)
Proceeds from maturities of restricted investments	39,390	738
Additions to property and capitalized software equipment, net	(5,141)	(3,876)

Net cash provided by investing activities	17,456	57,349

Cash from (used in) financing activities:
Purchase of treasury stock and other	(1,432)	(1,530)
Repayments on debt	(400)	(800)
Funds received for the benefit of members, net of disbursements	42,788	104,039

Net cash provided by financing activities	40,956	101,709

Cash and cash equivalents:
(Decrease) increase during the period	(47,342)	225,837
Balance at beginning of year	1,181,922	1,008,409

Balance at end of period	$1,134,580	$1,234,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$903	$15,772

Cash paid for interest	$1,790	$2,971

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member and share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
     WellCare Health Plans, Inc., a Delaware corporation (the “Company”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,456,000 members nationwide as of March 31, 2009. The Company’s Medicaid plans include plans for recipients of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, State Children’s Health Insurance Programs (“S-CHIP”) and the Family Health Plus (“FHP”) programs. Through its licensed subsidiaries, as of March 31, 2009 the Company operated its Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio. The Company’s Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans, which include both Medicare coordinated care plans (“CCP”) and Medicare private fee-for-service (“PFFS”) plans. As of March 31, 2009, the Company offered its CCP plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, its PDP plans in 50 states and the District of Columbia and its PFFS plans in 40 states and the District of Columbia.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (the “2008 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) in March 2009. In the opinion of the Company’s management, the interim financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its financial position and results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.
Net (Loss) Income per Share
     The Company computes basic net (loss) income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted net (loss) income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares and restricted stock units, and stock options using the treasury stock method. The following table presents the calculation of net (loss) income per common share — basic and diluted:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income — basic and diluted	$(36,933)	$1,320

Denominator:
Weighted average common shares outstanding — basic	41,680,319	41,126,580
Dilutive effect as determined by the treasury stock method:
Unvested restricted common shares	—	386,286
Stock options	—	431,189

Weighted average common shares outstanding — diluted	41,680,319	41,944,055

Net (loss) income per common share:
Net (loss) income per common share — basic	$(0.89)	$0.03
Net (loss) income per common share — diluted	$(0.89)	$0.03

     Certain options to purchase common stock were not included in the calculation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of the Company’s common stock for the period and, therefore, the effect would be anti-dilutive. Due to the net loss for the three-month period ended March 31, 2009, the assumed exercise of 5,115,297 equity awards had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share. For the three months ended March 31, 2008, approximately 1,021,336 options with an exercise price ranging from $46.36 to $105.37 per share were excluded from diluted weighted average common shares outstanding.
Recently Issued Accounting Standards
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 (“FSP 115-2”) and Statement of Financial Accounting Standards (“FAS”) No. 124-2 (“FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and FAS 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FAS 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009, which would be the Company’s 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.
     In April 2009, the FASB issued FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP 107-1 and APB 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP 107-1 and APB 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP 107-1 and APB 28-1 will be effective for interim reporting periods that end after June 15, 2009, which would be the Company’s 2009 second quarter. Early adoption is permitted for periods ending after March 15, 2009.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 also reaffirms the objective of fair value measurement, as stated in FAS 157, Fair Value Measurements (“FAS 157”), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009, which, for the Company, would be the 2009 second quarter.
Recently Adopted Accounting Standards
     In February 2008, the FASB issued a FSP on FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of FAS 157 for all non-financial assets and liabilities for one year, except those that are measured at fair value in the financial statements on at least an annual basis, which applies primarily to goodwill and other intangible assets for annual impairment testing purposes. The Company intends to adopt the new standard during the second quarter of 2009 as required. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. See Note 4, “Fair Value Measurements,” for additional information. The adoption did not have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued a FSP on FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. The Company adopted FSP 142-3 in the first quarter of 2009 as required. The adoption had no impact on the Company’s financial statements.
     In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces current guidance in FAS 141 to better represent the economic value of a business combination transaction. FAS 141 establishes principles and requirements for how an acquiring entity recognizes and measures all identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The changes to be effected with FAS 141R from the current guidance include, but are not limited to, treatment of certain specific items such as expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements that will enable users of financial statements to evaluate the nature and financial effect of business combination. The Company adopted FAS 141R in the first quarter of 2009 as required. The adoption had no impact on the Company’s financial statements; however, any future acquisitions will be accounted for under this guidance.
     In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard is effective for fiscal year 2009 and must be applied prospectively. The Company adopted FAS 160 in the first quarter of 2009 as required. The adoption had no impact on the Company’s financial statements.
     The Company adopted Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations (“EITG 08-6”) on January 1, 2009, concurrently with the adoption of FAS 141R and FAS 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of FAS 141R and FAS 160. The adoption had no impact on the Company’s financial statements.
2. SEGMENT REPORTING
     The Company has two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans.
     The Company’s Medicaid segment includes plans for beneficiaries of TANF, SSI, S-CHIP and FHP. TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals. The Company’s Medicaid segment also includes other programs which are not part of the Medicaid program, such as S-CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.
     The Company’s Medicare segment includes stand-alone PDP and MA plans, which include CCP and PFFS plans.
     Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by the Company.

	Three Months
	Ended March 31,
	2009	2008
Medicaid premium revenues	$809,178	$733,635
Medicare premium revenues	982,749	887,739

Total premium revenues	1,791,927	1,621,374
Other income	3,334	15,547

Total revenues	1,795,261	1,636,921

Medicaid medical benefits expenses	689,782	610,805
Medicare medical benefits expenses	863,216	786,767

Total medical benefits expenses	1,552,998	1,397,572
Other expenses	279,546	236,191

Total expenses	1,832,544	1,633,763

(Loss) income before income taxes	$(37,283)	$3,158

3. EQUITY-BASED COMPENSATION
     During the three months ended March 31, 2009 and 2008, the Company recorded $9,612 and $7,607, respectively, in compensation expense related to its equity-based compensation awards. During the three months ended March 31, 2009, the Company granted options for the purchase of 43,000 shares of common stock at a weighted-average exercise price of $14.25 per share and a weighted-average Black-Scholes fair value of $6.12 per share. At March 31, 2009, options for 4,097,466 shares were outstanding with a weighted-average exercise price of $42.41 per share. There were 509 options exercised during the three months ended March 31, 2009 at a weighted-average price of $3.69 and there were no options exercised during the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company also granted 14,354 restricted shares at a weighted-average grant-date fair value of $10.45. At March 31, 2009, 1,017,851 restricted share awards remained unvested. The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $4,963 and $5,129, respectively.
     As of March 31, 2009, there was $66,192 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.5 years.
4. FAIR VALUE MEASUREMENTS
     FAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. FAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of the term loan approximates its fair value due to the relatively short period of time between March 31, 2009 and the expiration of the term loan agreement, May 13, 2009.
     As of March 31, 2009, $57,000 of the Company’s par value investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These auction rate securities had auctions that failed during the three months ended March 31, 2009. As a result, the Company’s ability to liquidate and fully recover the carrying value of its remaining auction rate securities in the near term may be limited or non-existent. The Company does not believe its auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance securities and, as a result, the Company did not record any impairment losses for its auction rate securities for the three months ended March 31, 2009. The Company has the ability and the present intent to hold the securities until market stability is restored.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

		Fair Value Measurements at March 31, 2009 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$69,853	$69,853	$—	$—
Auction rate securities	48,404	—	—	48,404
Other municipal variable rate bonds	3,925	3,925	—	—

Total investments	$122,182	$73,778	$—	$48,404

Restricted investments
Available-for-sale
Cash	$5,109	$5,109	$—	$—
Certificates of deposit	1,718	1,718	—	—
U.S. Government securities	19,328	19,328	—	—
Money market funds	150,714	150,714	—	—

Total restricted investments	$176,869	$176,869	$—	$—

     The following table presents the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Beginning balance at January 1, 2009	$54,972
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(2,168)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	(4,400)

Ending balance at March 31, 2009	$48,404

5. DEBT
Credit Agreement
     The Company and certain of its subsidiaries are parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended in September 2005, September 2006 and January 2008 (as amended, the “Credit Agreement”). As of March 31, 2009, the credit facilities under the Credit Agreement consist of a senior secured term loan facility in the outstanding principal amount of approximately $152,400, which matures on May 13, 2009. The term loan is secured by a pledge of substantially all of the assets of the Company’s non-regulated entities, which includes the stock of its operating subsidiaries directly held by its non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the Prime rate plus a rate equal to 1.50%. The Company is a party to the Credit Agreement for the purpose of guaranteeing the indebtedness of its subsidiaries that are parties to the Credit Agreement.
     The Credit Agreement contains various restrictive covenants which limit, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its regulated subsidiaries to declare and pay dividends to the Company or its non-regulated subsidiaries. As a result of the ongoing investigations discussed in Note 6, “Commitments and Contingencies,” the Company was unable to satisfy a number of its obligations under the Credit Agreement, which included providing audited financial statements, annual financial plans, and other information sought by the lenders under the Credit Agreement. Consequently, since November 2007 the Company has been in default under the terms of the Credit Agreement. In addition, as of March 31, 2009, the Company was in default of certain covenants set forth in the Credit Agreement requiring the Company to maintain certain leverage ratios. The Company continues to make payments as required, and there has been no payment default under the terms of the Credit Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company’s direct financial obligations under the Credit Agreement have not been accelerated or increased as a result of the existing defaults. The Company has the ability, and currently intends, to pay off the term loan on its due date.
6. COMMITMENTS AND CONTINGENCIES
Government Investigations
     As previously disclosed, on May 5, 2009 (the “Effective Date”), the Company and its subsidiaries entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office. The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office.
     Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”), charging the Company with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO will recommend to the Court that the prosecution of the Company be deferred during the duration of the DPA. If the Company has complied with the DPA, within five days of its expiration, the USAO will seek dismissal with prejudice of the Information.
     In accordance with the DPA, the USAO has filed a statement of facts relating to this matter and the Company has agreed to retain, at its expense, an outside independent monitor (the “Monitor”) to be selected by the USAO after consultation with the Company. In addition, the Company agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. The Monitor will serve for a period of eighteen months and, among other things, the Monitor will review the Company’s compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of the Company’s policies and procedures. The DPA provides that the Monitor will undertake to avoid the disruption of the Company’s ordinary business operations or the imposition of unnecessary costs or expenses.
     The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against the Company, whether under federal, state or local statutes, regulations or common law. Furthermore, the DPA does not, nor should it be construed to, operate as a concession that the Company is entitled to any limitation of its potential federal, state or local civil or administrative liability.
     The term of the DPA is thirty-six months, but after eighteen months have elapsed from the Effective Date, such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including the Company’s continued remedial actions and compliance with all federal and state health care laws and regulations.
     Pursuant to the terms of the DPA, the Company agreed to pay to the USAO a total of $80,000, comprised of (a) $35,200 that the Company paid in August 2008, (b) a payment of $25,000 to be paid on May 12, 2009 and (c) a payment of $19,800 with accumulated interest at an annual rate of 0.40% (interest to accrue from the Effective Date until payment in full has been made) to be made no later than December 31, 2009. These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three months ended March 31, 2009.
     The Company also is engaged in resolution discussions as to matters under review with the SEC, the Civil Division of the United States Department of Justice (the “Civil Division”) and the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”). Management currently estimates that the remaining liability associated with these matters is in the range of $50,000 to $70,000. Based on the current status of the resolution discussions, the Company has accrued $50,000 in accordance with guidance outlined in FAS 5, Accounting for Contingencies. Approximately $5,200 of this amount was previously recorded in the financial statements for the year ended December 31, 2007. Accordingly, an incremental expense of $44,800 was recorded to Selling, general and administrative expense for the three months ended March 31, 2009. As a result, the Company’s Condensed Consolidated Balance Sheet includes an accrual of $94,800 within the Other accrued expenses line item as of March 31, 2009. The Company is currently pursuing resolution terms that would allow for payment of any resolution amounts over an extended period of time. However, the Company cannot provide any assurances regarding the timing, terms and conditions of any final resolution of these matters.

     In addition, the Company is responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between the Company and its affiliates and their potential impact on the costs of Connecticut’s Medicaid program. The Company has communicated with regulators in states in which the Company’s health maintenance organization and insurance operating subsidiaries are domiciled regarding the investigations. The Company is cooperating with federal and state regulators and enforcement officials in all of these matters. It does not know whether, or the extent to which, any pending investigations might lead to the payment of fines or penalties, the imposition of injunctive relief and/or operating restrictions.
     In addition, in a letter dated October 15, 2008, the Civil Division informed the Company that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to the Company the existence of the qui tam complaints. The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3). In connection with the ongoing resolution discussions with the Civil Division, the Company is undertaking to address the allegations by the qui tam relators.
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
Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and on November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Exchange Act, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. Briefing on this motion was completed on April 24, 2009, and the motion remains pending. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser, David Gallitano and Charles Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint. On April 28, 2009, in the consolidated state action, the court denied the motions to dismiss the Second Amended Consolidated Complaint. On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in the best interests of the Company. On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter, until November 2009, to allow the Special Litigation Committee to complete its investigation. The Company understands that the Special Litigation Committee will soon file a similar motion in the consolidated state action. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims.
     In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     Statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in government regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this Quarterly Report on Form 10-Q entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
     Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. Furthermore, if we are unable to accurately estimate incurred but not reported (“IBNR”) medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.
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
Overview
Current Financial Condition
Anticipated Repayment in Full of Outstanding Amounts Under Credit Facility
     Our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.4 million as of March 31, 2009, is currently in default. We currently intend to repay in full the outstanding amount under the credit facility on its due date, May 13, 2009.
     Financial Impact of the DPA
     As previously disclosed and explained in “Part II – Item 1. Legal Proceedings,” on May 5, 2009 we entered into the Deferred Prosecution Agreement (the “DPA”). As part of the the DPA, we agreed, among other things, to pay the United States Attorney’s Office for the Middle District of Florida (the “USAO”) a total of $80.0 million, of which (a) $35.2 million was paid in August 2008, (b) $25.0 million is required to be paid on May 12, 2009 and (c) $19.8 million with accumulated interest at an annual rate of 0.40% (with interest to accrue from the date we enter into the DPA until payment in full has been made) is required to be paid no later than December 31, 2009. We currently intend to make the required payment of $25.0 million on May 12, 2009.

     As part of the DPA, we also agreed to retain an outside independent monitor (the “Monitor”), for a period of 18 months at our expense, to be selected by the USAO after consultation with the Company. At this time, we cannot estimate the costs that we will incur in connection with retaining the Monitor, including any costs related to implementing remedial measures recommended by the Monitor, and such costs could be significant.
     Financial Uncertainty Associated with Ongoing Resolution Discussions with the Civil Division, the OIG and the SEC
          As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division of the United States Department of Justice (the “Civil Division”), the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and the U.S. Securities and Exchange Commission (the “SEC”). We estimate that the remaining liability associated with these matters to be in the range of $50.0 million to $70.0 million. Based on the current status of the resolution discussions, we have accrued $50.0 million in accordance with guidance outlined in FAS 5, Accounting for Contingencies. Approximately $5.2 million of this amount was previously recorded in our financial statements for the year ended December 31, 2007. Accordingly, an incremental expense of $44.8 million was recorded to Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2009. As a result, our Condensed Consolidated Balance Sheet includes an accrual of $94.8 million within the Other accrued expenses line item as of March 31, 2009. We are currently pursuing resolution terms that would allow for payment of any resolution amounts over an extended period of time. However, we cannot provide any assurances regarding the timing, terms and conditions of any final resolutions of these matters.
Investigation Related Costs
     As previously disclosed, we have expended significant financial resources in connection with the investigations and related matters. Since the inception of the investigations through March 31, 2009, we had spent a total of approximately $135.6 million for administrative expenses associated with, or consequential to, the previously disclosed investigations and the investigation by the Special Committee of our Board of Directors, including legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses. Approximately $11.5 million were incurred in the three months ended March 31, 2009.
     We expect to continue incurring significant additional costs in connection with the investigations, resolution terms, and related matters during the remainder of 2009. These include, among others, anticipated costs associated with the retention of the Monitor, as discussed above, as well as anticipated costs related to the efforts of the recently formed Special Litigation Committee in connection with the ongoing shareholder derivative actions.
Current Cash Outlook
     On May 1, 2009, we received $29.4 million in dividends from three of our regulated subsidiaries, which resulted in our unregulated cash balance to be approximately $240.0 million at that date. After making payments related to the DPA and the anticipated repayment in full of the outstanding amount under the credit facility, we currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business. However, we cannot provide any assurances that adverse developments will not impede our ability to do so, including potential payments that may be required in connection with the resolution of the investigations being conducted by the Civil Division, the OIG and the SEC and other matters.
     We continue to consider, and have requested, additional dividends from certain of our regulated subsidiaries to increase our unregulated cash balance. However, we cannot provide any assurances that the applicable state regulatory authorities will approve, to the extent such approvals are required, the payment of dividends to our non-regulated subsidiaries by our regulated subsidiaries.
     Business and Financial Outlook
     Medicare Outlook
     The federal Centers for Medicare & Medicaid Services (“CMS”) recently announced final 2010 Medicare Advantage (“MA”) payment rates which are 4% to 5% below 2009 rates. Although the new rates include a 21.5% physician rate cut, historically, the physician rate cut implicit in the Medicare Advantage rates have not been implemented. Thus, margins or benefits are potentially compressed due to assumptions of cost reductions that are not implemented due to legislation being reversed. We are continuing to evaluate whether the rate impact will result in increased member premiums, reduced member benefits and/or declines in margin.

     Beginning in 2010, CMS has changed its process, known as the Medicare Secondary Payer process, for requiring MA organizations to administer members with secondary health care coverage and coordination of benefits. The new process will demand a high level of focus and coordination by managed care organizations. Overall, these changes may result in a reduction in CMS revenues to MA health plans that are not entirely offset by reductions in medical expense. Administrative costs and efficiencies will be challenged as MA health plans will need to enhance other party liability processes, data collection upon initial enrollment, enrollment reconciliation, customer service, claims payment, provider relations, and other activities to preserve revenue and not pay claims out of turn where another carrier is primary. We are continuing to evaluate the impact of this new process on our operations.
     In February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business. This suspension will remain in effect until CMS determines that it should be lifted. Among other areas, CMS’s determination was based on findings of deficiencies in our enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities. We are working with CMS to address its concerns. In response to the CMS suspension, we made certain changes to our Medicare marketing sales force and launched a company-wide initiative, with the assistance of independent third-party consultants, to deconstruct the processes and procedures for each of the issues identified by CMS and to ensure that we comply fully with CMS requirements going forward.
     We are continuing to assess the impact of the CMS suspension and the resulting loss of membership to determine what effect this action will have on our continued staffing needs and other operational capabilities to effectively and efficiently meet the needs of the members we serve. At this time, we cannot estimate the duration of the suspension or the ultimate impact it will have on our results of operations and our business. Nonetheless, we anticipate that our inability to enroll new Medicare members will have a material negative effect on our results of operations and business in 2009, 2010 and potentially beyond. Given several factors, including the fact that we are currently subject to CMS sanctions, we will focus our Medicare-related resources on our existing markets and plans, as well as the implementation of remedial measures. Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations.
     We recently announced that we have notified CMS that we do not expect to renew our contracts to continue participating in the MA private fee-for-service (“PFFS”) program in 2010 or beyond. Our PFFS business represents approximately 30% of our Medicare segment revenue; accordingly, our exit from this line of business would cause our Medicare segment revenue to materially decline in 2010. We will provide CMS with our final decision regarding continued participation in this program by June 1, 2009.
     We are continuing to experience increased competition in our Medicare segment. As previously announced, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low income subsidized members disenrolled from our plans in January 2009 as the result of the Medicare Part D bidding process for plan year 2009. We continue to expect that, based on these factors as well as new enrollment prior to the imposition of the above-described sanctions and other factors, our revenues generated from our stand-alone prescription drug plans (“PDP”) will decrease significantly for 2009.
     Currently, the Obama Administration and the U.S. Congress are debating various alternatives for reforming the American health care system, including the reduction of payments under MA. As part of this debate they are reviewing alternative structures for MA payments for implementation in 2012. The Administration has indicated a preference for utilizing competitive bidding as a mechanism as outlined by the Congressional Budget Office. Additionally, the Senate Finance sub-committee proposed several alternatives which range from modifying the current benchmark rates to a phase-in of competitive bidding with bonus payments for the implementation of an evidence-based chronic care management program. While it is still early in the legislative and regulatory process, we expect any revisions to the current system to put pressure on margins, decrease benefits and/or increase member premiums. We continue to evaluate the impact proposed alternatives could have on our business and take actions as appropriate.
     General Economic, Political and Financial Market Conditions
     As previously disclosed, government funding continues to be a significant challenge to our business, particularly in light of the current economic conditions. We have experienced continued pressure on Medicaid and Medicare rates in the quarter ended March 31, 2009 and anticipate that this pressure will continue in the foreseeable future.

     Business Rationalization
     We strive to provide our members with efficient and effective access to health care to promote their long-term health and well-being, while maintaining a sustainable rate of return. We are continuing to evaluate various strategic alternatives to address the ongoing challenges to, and changes in, our business and regulatory environment, competitive position and financial resources, including reducing enrollment levels, exiting existing lines of business, service areas, or markets and/or disposing of assets. For example, in early 2009 we notified the State of Florida that we were withdrawing from the Medicaid reform programs effective July 1, 2009. In addition, as discussed above, we recently announced that we have made a preliminary decision to not renew our contracts with CMS to offer PFFS plans in 2010 or thereafter. We are continuing to evaluate and rationalize all aspects of our business, including our Medicare product lines. These decisions and any other similar decisions to exit certain markets, reduce or eliminate expansion initiatives or cease or reduce offering of certain products could cause our revenues to materially decrease.
     Further, we are undertaking a corporate-wide effort to evaluate each part of our business, including our costs and organizational structure, to identify opportunities to operate more efficiently. We have taken certain steps to reduce our administrative costs by implementing certain cost-cutting measures, including a freeze on merit-based salary increases, management bonus reductions and the suspension of the 401(k) retirement plan Company matching contributions. We have also consolidated our divisional structure from five divisions into four to increase efficiencies. We are continuing to evaluate and rationalize our operations, management structure and staffing needs which may result in further consolidations in our operations, exits of business and reductions in our workforce.
     Encounter Data
     Encounter data refers to administrative, claim and clinical data elements from fee-for-service or capitated service claims that are submitted to applicable state regulators. To the extent that our encounter data is inaccurate or incomplete, we may expend additional effort to collect or correct this data and we are exposed to regulatory risk for noncompliance. The accurate and timely reporting of encounter data is crucial to the success of our programs because more states are using encounter data to determine compliance with performance standards, which are partly used by states to set premium rates. As states increase their reliance on encounter data, our inability to obtain complete and accurate encounter data could significantly affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs. For further discussion of risks associated with our encounter data, see “Item 1A. Risk Factors” in this Form 10-Q.
Basis of Presentation
Our Segments
     We have two reportable business segments: Medicaid and Medicare.
     Medicaid
     Medicaid was established to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, State Children’s Health Insurance Programs (“S-CHIP”) and Family Health Plus (“FHP”) programs. TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals. Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as S-CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.
     Medicare
     Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare is administered and funded by CMS. Our Medicare segment includes stand-alone PDP and MA plans, which includes coordinated care plans (“CCP”) and PFFS. MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through a health maintenance organization (“HMO”) and generally require members to seek health care services from a network of health care providers. PFFS plans are offered by insurance companies and are open-access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and agrees to bill, and otherwise accepts the terms and conditions of, the sponsoring insurance company.
Membership
     The following table summarizes our membership by segment and line of business.

	As of March 31,
	2009	2008
Medicaid
TANF	1,080,000	947,000
S-CHIP	164,000	187,000
SSI	92,000	71,000
FHP	19,000	28,000

	1,355,000	1,233,000

Medicare
MA	270,000	204,000
PDP	831,000	1,009,000

	1,101,000	1,213,000

Total	2,456,000	2,446,000

     We enter into contracts with government agencies that administer health benefits programs. These contracts generally are subject to renewal every one to four years. We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide health care services under each benefit program. The amount of premiums we receive for each member varies according to demographics, including the government program, and the member’s geographic location, age and gender, and the premiums are subject to periodic adjustments.
Medical Benefits Expense
     Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into three broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member, risk-based arrangements, pursuant to which we assume a portion of the risk for the cost of health care provided and fee-for-service, where we pay the provider for medical services performed. Other components of medical benefits expense are variable and require estimation and ongoing cost management.
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
     Premium payments that we receive are based upon eligibility lists produced by our customers. From time to time, the states or CMS may require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was received. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history. For example, CMS employs a risk-adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.
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
     Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member-per-month (“PMPM”) basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services. Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers obviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member.
     Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits payable represents amounts for claims fully adjudicated awaiting payment disbursement and IBNR estimates.
     The medical benefits payable estimate has been, and continues to be, the most significant estimate included in our financial statements. We historically have used, and continue to use, a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.
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
     We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process. We have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of March 31, 2009.
Results of Operations
     The following table sets forth the condensed consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	As of March 31,
	2009	2008
Statement of Operations Data:
Revenues:
Premium	99.8%	99.1%
Investment and other income	0.2%	0.9%

Total revenues	100.0%	100.0%

Expenses:
Medical benefits	86.5%	85.4%
Selling, general and administrative	15.1%	13.9%
Depreciation and amortization	0.3%	0.3%
Interest	0.1%	0.2%

Total expenses	102.0%	99.8%

(Loss) income before income taxes	(2.0)%	0.2%
Income tax (benefit) expense	(0.0)%	0.1%

Net (loss) income	(2.0)%	0.1%

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
Three-Month Period Ended March 31, 2009 Compared to the Three-Month Period Ended March 31, 2008
     Premium revenue. Premium revenues for the three months ended March 31, 2009 increased $170.5 million, or 10.5%, to $1,791.9 million from $1,621.4 million for the same period in the prior year. The increase is primarily attributable to membership growth in our Medicaid segment and our member mix in our Medicare segment. Total membership grew by approximately 10,000 members from 2,446,000 as of March 31, 2008 to 2,456,000 as of March 31, 2009.
     The Medicaid segment premium revenue for the three months ended March 31, 2009 increased $75.6 million, or 10.3%, to $809.2 million from $733.6 million for the same period in the prior year. The increase in Medicaid segment revenue is primarily due to overall growth in membership. Aggregate membership in our Medicaid segment grew by approximately 122,000 members, or 9.9%, from 1,233,000 as of March 31, 2008 to 1,355,000 as of March 31, 2009.

	Medicaid Revenues and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2009	2008
Revenues	$809.2	$733.6
% of Total Premium Revenues	45.2%	45.2%

Membership	1,355,000	1,233,000
% of Total Membership	55.2%	50.4%
     The Medicare segment premium revenue for the three months ended March 31, 2009 increased $95.0 million, or 10.7%, to $982.7 million from $887.7 million for the same period in the prior year. The increase in Medicare segment revenue is primarily due to the demographic mix of our members. Membership within the Medicare segment decreased by approximately 112,000 members, or 9.2%, from 1,213,000 as of March 31, 2008 to 1,101,000 as of March 31, 2009.

	Medicare Revenues and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2009	2008
Revenues	$982.7	$887.7
% of Total Premium Revenues	54.8%	54.8%

Membership	1,101,000	1,213,000
% of Total Membership	44.8%	49.6%
     Investment and other income. Investment and other income for the three months ended March 31, 2009 decreased $12.2 million, or 78.6%, to $3.3 million from $15.5 million for the same period in the prior year. The decrease was primarily due to reduced market rates on lower average investment and cash balances.
     Medical benefits expense. Medical benefits expense for the three months ended March 31, 2009 increased $155.4 million, or 11.1%, to $1,553.0 million from $1,397.6 million for the same period in the prior year. The increase in medical benefits expense was due to the demographic mix of our members. The MBR was 86.7% and 86.2% for the three months ended March 31, 2009 and 2008, respectively. The current period MBR was favorably impacted by 1.7% due to the adjustment of previously established medical benefits payable based on actual claim submissions and other estimate changes.
     The Medicaid segment medical benefits expense for the three months ended March 31, 2009 increased $79.0 million, or 12.9%, to $689.8 million from $610.8 million for the same period in the prior year. The increase was primarily due to the demographic mix of our members. The Medicaid MBR for the three months ended March 31, 2009 was 85.2% compared to 83.3% for the same period in the prior year. The increase in MBR is primarily a result of medical benefits expenses growing at a faster pace than premium revenues during the three-month period ended March 31, 2009. The current period MBR related to the Medicaid segment was favorably impacted by 3.2% due to the adjustment of previously established medical benefits payable based on actual claim submissions and other estimate changes.

	Medicaid Medical Benefits Expense
	and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2009	2008
Medical benefits expense	$689.8	$610.8
MBR	85.2%	83.3%

Membership	1,355,000	1,233,000
% of Total Membership	55.2%	50.4%
     The Medicare segment medical benefits expense for the three months ended March 31, 2009 increased $76.4 million, or 9.7%, to $863.2 million, from $786.8 million for the same period in the prior year. The Medicare MBR for the three months ended March 31, 2009 was 87.8% compared to 88.6% for the same period in the prior year. This decrease was primarily due to the utilization pattern of our products and the demographic mix of our members. The current period MBR related to the Medicare segment was favorably impacted by 0.5% due to the adjustment of previously established medical benefits payable based on actual claim submissions and other estimate changes.

	Medicare Medical Benefits Expense
	and Membership
	Three Months Ended March 31,
	(Dollars in millions)
	2009	2008
Medical benefits expense	$863.2	$786.8
MBR	87.8%	88.6%

Membership	1,101,000	1,213,000
% of Total Membership	44.8%	49.6%
     Selling, general and administrative expense. SG&A expense for the three months ended March 31, 2009 increased $43.8 million, or 19.2%, to $271.5 million from $227.7 million for the same period in the prior year. Our SG&A expense to revenue ratio (“SG&A ratio”) was 15.1% for the three months ended March 31, 2009 compared to 13.9% for the same period in the prior year. The higher SG&A ratio is the result of recording a $44.8 million accrual during the three month period ended March 31, 2009 in connection with the resolution of investigation related matters discussed in Note 6, “Commitments and Contingencies,” of our Notes to the Condensed Consolidated Financial Statements, partially offset by a decrease in investigation related expenses, which were approximately $11.5 million and $32.0 million in the three-month periods ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in millions)
Selling, general and administrative expenses (SG&A)
SG&A	$271.5	$227.7	19.2%
SG&A expense to total revenue ratio	15.1%	13.9%
     Depreciation and amortization expense. Depreciation and amortization expense for the three-month period ended March 31, 2009 increased $0.5 million, or 11.4%, to $5.7 million from $5.2 million for the same period in the prior year.

     Interest expense. Interest expense was $2.3 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is the result of reduced market interest rates.
     Income tax (benefit) expense. Income tax benefit for the three months ended March 31, 2009 was $0.4 million compared to $1.8 million of income tax expense for the same period in the prior year, with an effective tax rate of 0.9% and 58.2% at March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was attributed to non-deductible SG&A expenses associated with, or consequential to, the government and Special Committee investigations in the amount of $44.8 million accrued in this period which resulted in a pre-tax book loss for the three months ended March 31, 2009. The decrease in the effective tax rate was also attributed to the non-deductibility of certain compensation costs related to the hiring of new executive officers and state taxes that was incurred in the three-months ended March 31, 2008 that was not incurred in the three-months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in millions)
Income tax (benefit) expense
Income tax (benefit) expense	$(0.4)	$1.8	n/m
Effective tax rate	0.9%	58.2%

n/m	Indicates percentage change between these years is considered either not measurable or not meaningful.
     Net (loss) income. Net loss for the three months ended March 31, 2009 was $36.9 million, compared to $1.3 million of net income for the same period in the prior year. The decrease in net income when comparing the three month periods ended March 31, 2009 and 2008 is primarily due to $44.8 million of SG&A expense recorded in connection with the ultimate resolution of investigation related matters discussed in Note 6, “Commitments and Contingencies,” of our Notes to the Condensed Consolidated Financial Statements as well as the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during the three-month period ended March 31, 2009. These negative impacts were partially offset by a decrease in investigation related costs.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in millions, except for share data)
Net (loss) income
Net (loss) income	$(36.9)	$1.3	n/m
Net (loss) income per diluted share	$(0.89)	$0.03

n/m	Indicates percentage change between these years is considered either not measurable or not meaningful.

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
     Cash Positions and Credit Facility
     On May 1, 2009, we received $29.4 million in dividends from three of our regulated subsidiaries, which resulted in an unregulated cash balance of approximately $240.0 million at that date. At March 31, 2009, we had an unregulated cash balance of approximately $213.0 million. After making payments related to the DPA and the anticipated repayment in full of the outstanding amount under the credit facility, we currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business. However, we cannot provide any assurance that adverse developments will not arise that could impede our ability to do so. In particular, the timing of payments related to any potential resolutions of matters under review by the Civil Division, the OIG and the SEC is uncertain and could materially and adversely affect our ability to meet our near-term obligations. We are currently pursuing resolution terms that would allow for payment of any resolution amounts over an extended period of time. Our available cash would also be reduced materially if Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50.0 million, to be terminated. Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. In addition, there may be other potential adverse developments that could impede our ability to meet our obligations.

     We continue to consider, and have requested, additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) for further discussion of, among other things, our Regulatory Capital and Restrictions on our Dividends and Management Fees. On May 1, 2009, three of our Florida regulated subsidiaries paid dividends to one of our non-regulated subsidiaries in the aggregate amount of $29.4 million.
     Our ability to obtain financing has been, and continues to be, materially and negatively affected by a number of factors. The recent turmoil in the credit markets, market volatility, the deterioration in the soundness of certain financial institutions and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably. These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing. We also believe the uncertainty created by the ongoing state and federal investigations is affecting our ability to obtain financing. In light of the current and evolving credit market crisis and the uncertainty created by the ongoing investigations, we may not be able to obtain financing. Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous.
     Auction Rate Securities
     As of March 31, 2009, all of the Company’s long-term investments were comprised of municipal notes investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry investment grade credit rating.
     Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see the risk factor discussion included in our 2008 10-K.
Overview of Cash Flow Activities
     Cash and cash equivalents decreased to $1,134.6 million at March 31, 2009 from $1,234.2 million at March 31, 2008. For the three-month periods ended March 31, 2009 and 2008 our cash flows are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net cash (used in) provided by operations	$(105.8)	$66.8
Net cash provided by investing activities	17.5	57.3
Net cash provided by financing activities	41.0	101.7
     Cash (used in) provided by Operations: Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims. Our net loss during the three-month period ended March 31, 2009 was $36.9 million. Cash used in operations primarily consisted of an increase in Premiums and other receivables of $69.9 million, an increase in Other receivables from government partners of $50.7 million, and a decrease in Unearned premiums of $62.6 million and decrease in Other accrued expenses of $51.4 million. Cash provided from operations primarily consisted of an increase in medical benefits payable of $113.6 million.
     Cash provided by Investing Activities: During the three-month period ended March 31, 2009, investing activities primarily consisted of the net proceeds from the maturity of restricted investments totaling approximately $22.5 million, partially offset by the purchases of property and equipment totaling approximately $5.1 million.
     Cash provided by Financing Activities: Included in financing activities are funds held for the benefit of others, which increased approximately $42.8 million as of March 31, 2009. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members.
     As discussed above, our senior secured credit facility is currently in default and will become due and payable on May 13, 2009. We currently have the ability and intend to repay in full the outstanding amount under the credit facility, on its due date. The term loan and credit facilities are secured by a pledge of substantially all of the assets or our non-regulated entities, which includes the stock of our operating subsidiaries directly held by our non-regulated entities. Interest is payable quarterly, currently at a rate equal to the sum of a rate based upon the applicable six month Prime rate plus a rate equal to 1.50%. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, it may result in one or more additional events of default.
     As of March 31, 2009, our senior debt was rated B- by Standard & Poor’s and Ba2 by Moody’s.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of March 31, 2009, we had cash and cash equivalents of $1,134.6 million, investments classified as current assets of $73.8 million, long-term investments of $48.4 million and restricted investments on deposit for licensure of $176.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The restricted investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at March 31, 2009 the fair value of our fixed income short term investments would decrease by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at March 31, 2009 would result in an increase of the fair value of our short term investments of less than $0.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, as of March 31, 2009, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
     There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Set forth below is information relating to pending legal proceedings, including a description of the current status of the ongoing investigations, actions and lawsuits arising from or consequential to these investigations:
Government Investigations
     As previously disclosed, on May 5, 2009 (the “Effective Date”), the Company and its subsidiaries entered into a DPA with the USAO and the Florida Attorney General’s Office. The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office.
     Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO will recommend to the Court that the prosecution of us be deferred during the duration of the DPA. If we have complied with the DPA, within five days of its expiration, the USAO will seek dismissal with prejudice of the Information.
     In accordance with the DPA, the USAO has filed a statement of facts relating to this matter, and we have agreed to retain, at our expense, an outside independent monitor (the “Monitor”) to be selected by the USAO after consultation with the Company. In addition, we have agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. The Monitor will serve for a period of eighteen months, and among other things, the Monitor will review the our compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of the our policies and procedures. The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.
     The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against the us, whether under federal, state or local statutes, regulations or common law. Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of its potential federal, state or local civil or administrative liability.
     The term of the DPA is thirty-six months, but after eighteen months have elapsed from the Effective Date, such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.
     Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80.0 million, comprised of (a) $35.2 million that we paid in August 2008, (b) a payment of $25.0 million to be paid on May 12, 2009 and (c) a payment of $19.8 million with accumulated interest at an annual rate of 0.40% (interest to accrue from the Effective Date until payment in full has been made) to be made no later than December 31, 2009. These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three months ended March 31, 2009.
     We also are engaged in resolution discussions as to matters under review with the SEC, the Civil Division and the OIG. Management currently estimates that the remaining liability associated with these matters is in the range of $50.0 million to $70.0 million. Based on the current status of the resolution discussions, we have accrued $50.0 million in accordance with guidance outlined in FAS 5, Accounting for Contingencies. Approximately $5.2 million of this amount was previously recorded in our financial statements for the year ended December 31, 2007. Accordingly, an incremental expense of $44.8 million was recorded to Selling, general and administrative expense for the three months ended March 31, 2009. As a result, our Condensed Consolidated Balance Sheet includes an accrual of $94.8 million within the Other accrued expenses line item as of March 31, 2009. We are currently pursuing resolution terms that would allow for payment of any resolution amounts over an extended period of time. However, we cannot provide any assurances regarding the timing, terms and conditions of any final resolutions of these matters.

     In addition, we are responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program. We have communicated with regulators in states in which our HMO and insurance operating subsidiaries are domiciled regarding the investigations. We are cooperating with federal and state regulators and enforcement officials in all of these matters. We do not know whether, or the extent to which, any pending investigations might lead to the payment of fines or penalties, the imposition of injunctive relief and/or operating restrictions.
     In addition, in a letter dated October 15, 2008, the Civil Division informed us that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3). In connection with the ongoing resolution discussions with the Civil Division, we are undertaking to address the allegations by the qui tam relators.
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
Class Action and Derivative Lawsuits
     Putative class action complaints were filed on October 26, 2007 and on November 2, 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against the Company, Todd Farha, the Company’s former chairman and chief executive officer, and Paul Behrens, the Company’s former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of the Company. The Eastwood Enterprises complaint alleges that the defendants materially misstated the Company’s reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that the Company was purportedly operating its business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Exchange Act, as amended. Both complaints seek, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. On October 31, 2008, an amended consolidated complaint was filed in this class action against the Company, Messrs. Farha and Behrens, and adding Thaddeus Bereday, the Company’s former senior vice president and general counsel, as a defendant. On January 23, 2009, the Company and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to the Company’s compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. Briefing on this motion was completed on April 24, 2009, and the motion remains pending. The Company intends to defend itself vigorously against these claims. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements.
     Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of the Company and were filed in the United States District Court for the Middle District of Florida. Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida. All four of these actions are asserted against all Company directors (and former director Todd Farha) except for David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name the Company as a nominal defendant. A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all Company directors (and former director Todd Farha) except Heath Schiesser, David Gallitano and Charles Berg and against two former Company officers, Paul Behrens and Thaddeus Bereday. All five actions contend, among other things, that the defendants allegedly allowed or caused the Company to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. The three actions in federal court have been consolidated. Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action. A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008. On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions. On December 30, 2008, the Company filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in the Company’s name. In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint. On April 28, 2009, in the consolidated state action, the court denied the motions to dismiss the Second Amended Consolidated Complaint. On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director, David J. Gallitano, to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in the best interests of the Company. On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation. The Company understands that the Special Litigation Committee will soon file a similar motion in the consolidated state action. At this time, neither the Company nor any of its subsidiaries can predict the probable outcome of these claims.
     In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act. Accordingly, no amounts have been accrued in the Company’s consolidated financial statements for these claims.
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
Item 1A. Risk Factors.
     Set forth below are material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” of our 2008 10-K. We have noted below for each material change whether the material change represents (i) a new risk factor or (ii) an update to a risk factor that was included in our 2008 10-K.
New Risk Factors
The DPA requires us to retain an independent monitor at our expense for a period of 18 months which could divert management’s time from the operation of our business and which could materially adversely affect our results of operations.
     The DPA requires us to retain an independent monitor for a period of 18 months, at our expense, to be selected by the USAO after consultation with us. Operating under the oversight of the Monitor may result in substantial burdens on our management, hinder our ability to attract and retain qualified associates and cause us to incur significant costs. We currently cannot estimate the costs that we are likely to incur in connection with the retention of the Monitor, including costs related to implementing any remedial measures recommended by the Monitor. In addition, the Monitor may recommend significant changes to our policies and procedures, the consequences of which we are unable to predict. Our business and results of operations could be materially adversely affected by any such costs, remedial measures and/or changes to our policies and procedures.
If we commit a material breach of the DPA, we will likely be convicted of one or more criminal offenses, including health care fraud, which would cause us to be excluded from certain programs and would result in the revocation or termination of contracts and/or licenses potentially having a material adverse affect on our results of operations.
     In the event of a knowing and willful material breach of a provision of the DPA, the USAO has broad discretion to prosecute us through the filed Information or otherwise. We could also be prosecuted by the Florida Attorney General’s

Office under such circumstances. In light of the provisions of the DPA, any such proceeding would likely result in one or more criminal convictions, including for health care fraud, which, in turn, would cause us to be excluded from certain programs and could result in the revocation or termination of contracts and/or licenses potentially having a material adverse affect on our results of operations.
We could incur significant costs in connection with the Special Litigation Committee.
     On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director, David J. Gallitano, to investigate the facts and circumstances underlying the claims asserted in the pending federal and state derivative actions and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests. We may incur significant costs in connection with the Special Litigation Committee.
Our unregulated cash balances have been, and are expected to continue to be, significantly reduced in connection with, among other things, the payments and obligations required by the DPA; our anticipated repayment in full of the outstanding balance under our credit facility on May 13, 2009; potential payments or obligations associated with resolutions with the Civil Division, the OIG and the SEC; and any payments we are required to make in connection with the other pending litigation related to the government investigations, which could have a material adverse effect on our liquidity position and financial condition.
     As noted, the DPA requires us, among other things, to pay the USAO a total of $80 million, of which (a) $35.2 million was paid in August 2008, (b) $25.0 million is to be paid on May 12, 2009 and (c) $19.8 million with accumulated interest at an annual rate of 0.40% (with interest to accrue from the date we enter into the DPA until payment in full has been made) will be paid no later than December 31, 2009. We also expect to incur costs associated with the Monitor. In addition, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.4 million as of March 31, 2009, is currently in default. We currently intend to repay in full the outstanding amount under the credit facility on its due date, May 13, 2009. Further, we remain engaged in resolution discussions as to matters under review with the Civil Division, the OIG and the SEC. Based on the current status of these matters and information known to us to date, we have estimated that the remaining liability associated with these matters is in the range of $50.0 million to $70.0 million. Based on the current status of the resolution discussions, we have accrued $50.0 million in accordance with guidance outlined in FAS 5. We are currently pursuing resolution terms that would allow for payment of any resolution amounts over an extended period of time. However, we cannot provide any assurances regarding the timing, terms and conditions of any final resolutions of these matters. We may also be required to pay significant amounts in connection with the pending litigation related to the government investigations described in “Part II — Item I — Legal Proceedings.” The significant amounts of cash that we have recently paid, as well as the amounts that we will or could be required to pay in the near term, have reduced, and will continue to reduce, our unregulated cash balances, which could have a material adverse effect on our liquidity position and financial condition.
Updated Risk Factors
Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.
     To the extent that our encounter data is inaccurate or incomplete, we may incur significant additional costs to collect or correct this data and could be exposed to regulatory risk for noncompliance. The accurate and timely reporting of encounter data is crucial to the success of our programs because more states are using encounter data to determine compliance with performance standards which are partly used by such states to set premium rates. For example, the Georgia Department of Community Health (“DCH”) requires all plans to satisfy specific requirements regarding the quality and volume of encounter data, including a requirement that all plans submit at least 95% of their encounters based on volume of claims paid. Failure to satisfy these requirements could result in the imposition of fines, penalties or other operating restrictions until such time as all requirements have been met. We are analyzing the sufficiency of our encounter data and DCH has engaged a third party to conduct an audit and reconciliation of our encounter submissions to determine our level of compliance with contractual encounter submission requirements.
     As states increase their reliance on encounter data, our inability to obtain complete and accurate encounter data could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be; however, such costs, when determined, could be more than anticipated, which could have a material adverse effect on our results of operations.
     Enacted into law in February 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, expanded and strengthened privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, which applies to us.
     ARRA imposes many HIPAA security and privacy requirements directly on business associates that were previously only directly applicable to health plans, certain providers and healthcare clearinghouses. In addition, ARRA further limits our use and disclosure of protected health information, or PHI. Among other things, these limitations include prohibitions on exchanging protected health information (“PHI”) for remuneration, restrictions on marketing to individuals, and the promise of new standards for the de-identification of data. ARRA also imposed new obligations on us to provide individuals with electronic copies of their health information, to agree to certain restrictions requested by individuals and eventually to provide individuals an accounting of virtually all disclosures of their health information. Most of these provisions will become effective in February 2010 and many will be further clarified by regulations promulgated by the Department of Health and Human Services (“HHS”). The earliest compliance date for limitations on exchanging PHI for remuneration and providing expanded accounting to individuals is in 2011.
     Civil penalty amounts for violations by either covered entities or business associates are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. Imposition of these penalties is more likely because ARRA strengthens enforcement. For example, beginning in February 2010, HHS is required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory beginning in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in responses to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.
     In addition, beginning around September 2009, ARRA will require us to report any unauthorized use or disclosure of PHI to the affected individuals, HHS, and, depending on the scope of any breach, the media for the affected market.
     ARRA also contains a number of provisions that incent states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these do not apply to us directly, states wishing to apply for grants under ARRA, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. ARRA is too recent for us to be able to predict what such requirements may entail or what their effect on our business may be.
     We are currently evaluating ARRA for its specific impact on the Company and its customers. We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more information becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we be able to implement them adequately or prior to their compliance date. Given HIPAA’s complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with any of the HIPAA requirement is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     We did not sell any securities in the three months ended March 31, 2009 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
     We do not have a stock repurchase program. However, during the quarter ended March 31, 2009, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
January 1, 2009 through January 31, 2009	10,519	13.18	(2)	N/A	N/A

February 1, 2009 through February 28, 2009	587	11.99	(3)	N/A	N/A

March 1, 2009 through March 31, 2009	12,958	8.40	(4)	N/A	N/A

Total during quarter ended March 31, 2009	24,064	8.76	(5)	N/A	N/A

(1)	The number of shares purchased represents the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested). We do not currently have a stock repurchase program. We did not pay any cash consideration to repurchase these shares.

(2)	The weighted average price paid per share during the period was $13.26.

(3)	The weighted average price paid per share during the period was $10.87.

(4)	The weighted average price paid per share during the period was $8.38.

(5)	The weighted average price paid per share during the period was $10.54.
Item 3. Defaults upon Senior Securities.
     As previously disclosed and described in our 2008 10-K, our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders, which has a term loan facility with an outstanding balance of approximately $152.4 million as of March 31, 2009, is currently in default and subject to acceleration by the lenders. The credit facility will become due and payable on May 13, 2009. Although we are not in payment default, we are in default of a number of covenants contained in the Credit Agreement. We currently intend to repay in full the outstanding amount under the credit facility on its due date, May 13, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
Exhibit List

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Addendum and plan benefit package attachment accompanying notice of renewal for 2009 with respect to Contract #H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.*

10.2	Form of addenda accompanying notices of renewal for 2009 with respect to contracts between the Centers for Medicare & Medicaid Services and each of the following to operate Medicare Advantage plans: (a) Harmony Health Plan of Illinois, Inc. (#H1416); (b) WellCare of Connecticut, Inc. (#H0712); (c) WellCare of Florida, Inc. (#H1032); (d) WellCare of Georgia, Inc. (#H1112); (e) WellCare of Louisiana, Inc. (#H1903); and (f) WellCare of New York, Inc. (#H3361).*

10.3	Plan Benefit Package attachment to 2009 Contract Renewal - Harmony Health Plan of Illinois, Inc. (#H1416)*

10.4	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Connecticut, Inc. (#H0712)*

10.5	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Florida, Inc. (#H1032)*

10.6	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Georgia, Inc. (#H1112)*

10.7	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Louisiana, Inc. (#H1903)*

10.8	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of New York, Inc. (#H3361)*

10.9	Form of addendum accompanying notice of renewal for 2009 with respect to contracts between the Centers for Medicare & Medicaid Services and each of the following to operate private fee-for-service plans: (a) WellCare Health Insurance of Arizona, Inc. (#H1340); (b) WellCare Health Insurance of Illinois, Inc. (#H0967 and H4577); and (c) WellCare Health Insurance of New York, Inc. (#H6499).*

10.10	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Arizona, Inc. (#H1340)*

10.11	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Illinois, Inc. (#H0967)*

10.12	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Illinois, Inc. (#H4577)*

10.13	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of New York, Inc. (#H6499)*

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.14	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.2

10.15	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.1

10.16	Registrant’s 2009 Long Term Cash Bonus Plan+	8-K	March 10, 2009	10.1

10.17	Amendment to Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg+	10-K	March 16, 2009	10.33

10.18	Amendment No. 1 to Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III+	10-K	March 16, 2009	10.38

10.19	Amendment No. 1 to Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc. +	10-K	March 16, 2009	10.42

10.20	Amendment No. 1 to Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc. +	10-K	March 16, 2009	10.46

10.21	Non-Employee Director Compensation Policy*+

10.22	Restricted Stock Agreement dated March 23, 2009, between David J. Gallitano and WellCare Health Plans, Inc.+	8-K	March 24, 2009	10.1

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Denotes a management contract or compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 11, 2009.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1

3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2

3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2

4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1

10.1	Addendum and plan benefit package attachment accompanying notice of renewal for 2009 with respect to Contract #H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.*

10.2	Form of addenda accompanying notices of renewal for 2009 with respect to contracts between the Centers for Medicare & Medicaid Services and each of the following to operate Medicare Advantage plans: (a) Harmony Health Plan of Illinois, Inc. (#H1416); (b) WellCare of Connecticut, Inc. (#H0712); (c) WellCare of Florida, Inc. (#H1032); (d) WellCare of Georgia, Inc. (#H1112); (e) WellCare of Louisiana, Inc. (#H1903); and (f) WellCare of New York, Inc. (#H3361).*

10.3	Plan Benefit Package attachment to 2009 Contract Renewal - Harmony Health Plan of Illinois, Inc. (#H1416)*

10.4	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Connecticut, Inc. (#H0712)*

10.5	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Florida, Inc. (#H1032)*

10.6	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Georgia, Inc. (#H1112)*

10.7	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of Louisiana, Inc. (#H1903)*

10.8	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare of New York, Inc. (#H3361)*

10.9	Form of addendum accompanying notice of renewal for 2009 with respect to contracts between the Centers for Medicare & Medicaid Services and each of the following to operate private fee-for-service plans: (a) WellCare Health Insurance of Arizona, Inc. (#H1340); (b) WellCare Health Insurance of Illinois, Inc. (#H0967 and H4577); and (c) WellCare Health Insurance of New York, Inc. (#H6499).*

10.10	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Arizona, Inc. (#H1340)*

		incorporated by reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

10.11	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Illinois, Inc. (#H0967)*

10.12	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of Illinois, Inc. (#H4577)*

10.13	Plan Benefit Package attachment to 2009 Contract Renewal - WellCare Health Insurance of New York, Inc. (#H6499)*

10.14	Amendment to Contract No. FA619 between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.2

10.15	Amendment to Contract No. FA615 between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.1

10.16	Registrant’s 2009 Long Term Cash Bonus Plan+	8-K	March 10, 2009	10.1

10.17	Amendment to Non-Qualified Stock Option Agreement effective January 25, 2008 by and between the Registrant and Charles Berg+	10-K	March 16, 2009	10.33

10.18	Amendment No. 1 to Employment Agreement effective as of April 1, 2008 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III+	10-K	March 16, 2009	10.38

10.19	Amendment No. 1 to Employment Agreement by and among Thomas L. Tran, the Registrant and Comprehensive Health Management, Inc. +	10-K	March 16, 2009	10.42

10.20	Amendment No. 1 to Employment Agreement by and among Jonathan P. Rich, the Registrant and Comprehensive Health Management, Inc. +	10-K	March 16, 2009	10.46

10.21	Non-Employee Director Compensation Policy*+

10.22	Restricted Stock Agreement dated March 23, 2009, between David J. Gallitano and WellCare Health Plans, Inc.+	8-K	March 24, 2009	10.1

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Denotes a management contract or compensatory plan, contract or arrangement