Form 10-Q
period 2009-06-30
WELLCARE HEALTH PLANS, INC.
filed 2009-07-29
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes    ☐       No    ☒
As of July 27, 2009 there were 42,214,478 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1.                 Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)
	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$940,685	$1,181,922
Investments	73,956	70,112
Premium and other receivables, net	378,023	215,525
Other receivables from government partners, net	58,981	825
Funds receivable for the benefit of members	38,460	86,542
Prepaid expenses and other current assets, net	115,286	129,490
Deferred income taxes	27,974	20,154
Total current assets	1,633,365	1,704,570
Property, equipment and capitalized software, net	63,856	66,588
Goodwill	111,131	111,131
Other intangible assets, net	13,727	14,493
Long-term investments	51,488	54,972
Restricted investments	178,548	199,339
Deferred tax asset	23,603	23,263
Other assets	17,639	29,105
Total Assets	$2,093,357	$2,203,461
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$858,360	$766,179
Unearned premiums	19,331	81,197
Accounts payable	9,240	5,138
Other accrued expenses and liabilities	206,063	288,340
Current portion of amounts accrued related to investigation resolution	37,298	50,000
Other payables to government partners	24,959	8,100
Taxes payable	49,065	12,187
Debt		152,741
Other current liabilities	858	674
Total current liabilities	1,205,174	1,364,556
Amounts accrued related to investigation resolution	44,995	
Other liabilities	21,069	33,076
Total liabilities	1,271,238	1,397,632
Commitments and contingencies (see Note 7)		
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)		
Common stock, $0.01 par value (100,000,000 authorized, 42,229,522 and 42,261,345 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	422	423
Paid-in capital	406,131	390,526
Retained earnings	418,713	418,641
Accumulated other comprehensive loss	(3,147)	(3,761)
Total stockholders’ equity	822,119	805,829
Total Liabilities and Stockholders’ Equity	$2,093,357	$2,203,461

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Premium	$1,787,851	$1,636,019	$3,579,778	$3,257,393
Investment and other income	3,427	9,399	6,761	24,946
Total revenues	1,791,278	1,645,418	3,586,539	3,282,339
Expenses:
Medical benefits	1,504,019	1,376,940	3,057,017	2,774,512
Selling, general and administrative	214,906	233,783	486,427	461,519
Depreciation and amortization	5,957	5,227	11,696	10,378
Interest	1,193	2,904	3,479	6,208
Total expenses	1,726,075	1,618,854	3,558,619	3,252,617
Income before income taxes	65,203	26,564	27,920	29,722
Income tax expense	28,198	15,459	27,848	17,297
Net income	$37,005	$11,105	$72	$12,425

Net income per common share (see Note 1):
Basic	$0.89	$0.27	$0.00	$0.30
Diluted	$0.88	$0.26	$0.00	$0.30

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash from (used in) operating activities:
Net income	$72	$12,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,696	10,378
Equity-based compensation expense	19,242	17,869
Incremental tax benefit from stock-based compensation		(2,780)
Deferred taxes, net	(12,025)	(5,011)
Changes in operating accounts:
Premium and other receivables, net	(162,498)	58,280
Other receivables from government partners, net	(58,156)	(10,565)
Prepaid expenses and other, net	14,204	(20,164)
Medical benefits payable	92,181	180,125
Unearned premiums	(61,866)	57,118
Accounts payables	4,102	6,176
Other accrued expenses	(82,277)	(7,190)
Other payables to government partners	16,859	(94,805)
Amounts accrued related to investigation resolution	32,293	
Taxes, net	36,875	17,080
Other, net	(698)	(39,985)
Net cash (used in) provided by operating activities	(149,996)	178,951
Cash from (used in) investing activities:
Purchases of investments	(19,066)	(136,154)
Proceeds from sale and maturities of investments	19,183	249,142
Purchases of restricted investments	(26,813)	(59,063)
Proceeds from maturities of restricted investments	47,743	2,661
Additions to property and equipment, and capitalized software, net	(8,198)	(7,556)
Net cash provided by investing activities	12,849	49,030
Cash from (used in) financing activities:
Proceeds from option exercises and other	228	1,039
Incremental tax benefit received for stock based compensation		2,780
Purchase of treasury stock		(1,449)
Payments on debt	(152,400)	(1,200)
Funds received for the benefits of members, net of disbursements	48,082	88,938
Net cash (used in) provided by financing activities	(104,090)	90,108
Cash and cash equivalents:
(Decrease) increase during the period	(241,237)	318,089
Balance at beginning of year	1,181,922	1,008,409
Balance at end of year	$940,685	$1,326,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,829	$42,776
Cash paid for interest	$2,642	$5,492

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member and share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

       WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,388,000 members nationwide as of June 30, 2009.  Our Medicaid plans include plans for recipients of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Children’s Health Insurance Programs (“CHIP”) and the Family Health Plus (“FHP”) programs.  Through our licensed subsidiaries, as of June 30, 2009, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio.  Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans, which include both Medicare coordinated care plans (“CCP”) and Medicare private fee-for-service (“PFFS”) plans.  As of June 30, 2009 we offered our CCP plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, our PDP plans in 50 states and the District of Columbia and our PFFS plans in 40 states and the District of Columbia.

Basis of Presentation

       The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K (the “2008 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) in March 2009.  In the opinion of our management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations and cash flows for the interim periods presented.  The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.  We have evaluated all material events subsequent to the date of our financial statements through the filing date of this quarterly report.

Net Income per Share

        We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding.  Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares, restricted stock units and stock options using the treasury stock method.  The following table presents the calculation of net income per common share — basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Net income — basic and diluted	$37,005	$11,105	$72	$12,425
Denominator:
Weighted-average common shares outstanding — basic	41,794,997	41,300,102	41,731,915	41,213,293
Dilutive effect of:
Unvested restricted common shares and units	180,568	300,841	133,884	343,391
Stock options	55,862	348,128	59,502	390,540
Weighted-average common shares outstanding — diluted	42,031,427	41,949,071	41,925,301	41,947,224

Net income per common share:
Basic	$0.89	$0.27	$0.00	$0.30
Diluted	$0.88	$0.26	$0.00	$0.30

Certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive.  For the three and six months ended June 30, 2009, approximately 1,034,187 shares with exercise prices ranging from $13.13 to $105.37 and 1,302,927 shares with exercise prices ranging from $13.13 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively. For the three and six months ended June 30, 2008, approximately 1,721,597 shares with exercise prices ranging from $46.36 to $105.37 and 931,943 shares with exercise prices ranging from $46.36 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively.

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 improves financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”), and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009.  Earlier application is prohibited.  The adoption of FAS 167 is not currently expected to have a material effect on our financial statements.

        In June 2009, the FASB issued FAS 166, improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The FASB undertook this project to address (1) practices that have developed since the issuance of FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  FAS 166 must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited.   FAS 166 must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying SPE is no longer relevant for accounting purposes.  Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  The disclosure provisions of FAS 166 should be applied to transfers that occurred both before and after the effective date of this statement.  The adoption of FAS 166 is not currently expected to have a material effect on our financial statements.

        In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted FAS 165 during the second quarter of 2009, as required, and evaluated subsequent events through the filing date of this quarterly report.

        In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2” and “FAS 124-2”).  FSP 115-2 and FAS 124-2 modify the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold.  In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  We adopted FSP 115-2 and FAS 124-2 during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements (see Note 4).

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”).  FSP 107-1 and APB 28-1 require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of FSP 107-1 and APB 28-1, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of FSP 107-1 and APB 28-1, we will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  We adopted FSP 107-1 and APB 28-1 during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements (see Note 4).

        In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, Fair Value Measurements (“FAS 157”), which is to reflect how much an asset would be sold for in an orderly transaction.  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  FSP 157-4 was adopted and applied prospectively during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements (see Note 4).

2.           SEGMENT REPORTING

        Reportable segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis, by the chief operating decision-maker or decision-making groups, to determine how resources should be allocated to an individual segment and assessing performance of those segments.  Accordingly, our operations are bifurcated into two reportable segments: Medicaid and Medicare.  The segments were determined based upon the type of governmental administration and funding of the health plans.

        Our Medicaid segment includes plans for beneficiaries of TANF, SSI, CHIP and FHP.  TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs which are not part of the Medicaid program, such as CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

        Our Medicare segment includes stand-alone PDP and MA plans, which include CCP and PFFS plans.

        Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by us.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Medicaid premium revenue	$813,759	$748,012	$1,622,937	$1,481,647
Medicare premium revenue	974,092	888,007	1,956,841	1,775,746
Total premium revenue	1,787,851	1,636,019	3,579,778	3,257,393
Other income	3,427	9,399	6,761	24,946
Total revenues	1,791,278	1,645,418	3,586,539	3,282,339

Medicaid medical benefits expense	691,816	621,860	1,381,598	1,232,665
Medicare medical benefits expense	812,203	755,080	1,675,419	1,541,847
Total medical benefits expense	1,504,019	1,376,940	3,057,017	2,774,512
Other expenses	222,056	241,914	501,602	478,105
Total expenses	1,726,075	1,618,854	3,558,619	3,252,617
Income before income taxes	$65,203	$26,564	$27,920	$29,722

3.           EQUITY-BASED COMPENSATION

        The compensation expense recorded, which correspondingly also increased Paid-in-capital, related to our equity-based compensation awards for the three months ended June 30, 2009 and 2008 was $9,630 and $10,262, respectively, and $19,242 and $17,869 for the six months ended June 30, 2009 and 2008, respectively.  A summary of our restricted stock, restricted stock units (“RSUs”) and option activity for the six months ended, June 30, 2009, is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2009	1,165,816	$ 50.53	4,278,118	$ 42.75
Granted	397,858	19.06	73,000	16.36
Exercised			(32,663)	6.94
Vested	(168,122)	50.08		
Forfeited and expired	(146,925)	58.27	(827,943)	46.14
Outstanding at June 30, 2009	1,248,627	39.67	3,490,512	41.73

Exercisable at June 30, 2009	n/a	n/a	1,494,019	40.87

        As of June 30, 2009, there was $62,083 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.4 years.

4.           FAIR VALUE MEASUREMENTS

        FAS 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis.  FAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, amounts accrued related to the investigation resolution and debt.  The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

        As of June 30, 2009, $57,000 of our par value investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”).  These auction rate securities had auctions that failed during the six months ended June 30, 2009.  As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent.  We do not believe our auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance and, as a result, did not record any impairment losses for our auction rate securities for the three or six months ended June 30, 2009.  We have the ability and the present intent to hold the securities until market stability is restored, but as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model.  This model considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., FAS 157 Level 1 data).

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

		Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Investments:
Available-for-sale securities
Certificates of deposit	$ 70,031	$ 70,031	$ -	$ -
Auction rate securities	51,488	-	-	51,488
Other municipal variable rate bonds	3,925	3,925	-	-
Total investments	$ 125,444	$ 73,956	$ -	$ 51,488

Restricted investments:
Available-for-sale securities
Cash	$ 5,403	$ 5,403	$ -	$ -
Certificates of deposit	1,719	1,719	-	-
U.S. Government securities	20,169	20,169	-	-
Money market funds	151,257	151,257	-	-
Total restricted investments	$ 178,548	$ 178,548	$ -	$ -

Amounts accrued related to investigation
resolution:(1)	$ 54,992	$ -	$ 54,992	$ -

(1)	These amounts are included in the short- and long-term portions of Amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of June 30, 2009.

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investments:
Available-for-sale securities
Certificates of deposit	$ 66,187	$ 66,187	$ -	$ -
Auction rate securities	54,972	-	-	54,972
Other municipal variable rate bonds	3,925	3,925	-	-
Total investments	$ 125,084	$ 70,112	$ -	$ 54,972

Restricted investments
Available-for-sale
Cash	$ 5,894	$ 5,894	$ -	$ -
Certificates of deposit	1,713	1,713	-	-
U.S. Government securities	19,765	19,765	-	-
Money market funds	171,967	171,967	-	-
Total restricted investments	$ 199,339	$ 199,339	$ -	$ -

        The following table presents our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
	Three months ended	Six months ended
	June 30, 2009	June 30, 2009

Beginning balance	$ 48,404	$ 54,972
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income (a)	3,084	916
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3 (b)	-	(4,400)
Ending balance at June 30, 2009	$ 51,488	$ 51,488

(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $3,084 to Accumulated other comprehensive loss for the three months ended June 30, 2009.  For the six months ended June 30, 2009, the net result is an unrealized gain of $916 to Accumulated other comprehensive loss.  The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during the second quarter of the 2009.

(b)
A $4,400 auction rate security tranche was redeemed by the issuer at par in February 2009. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2009.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Beginning balance	$ 111,310	$ -
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income	(1,255)	(3,819)
Purchases, issuances and settlements	(47,025)	(47,025)
Transfers in and/or out of Level 3	-	113,874
Ending balance at June 30, 2008	$ 63,030	$ 63,030

5.           INCOME TAXES

The effective tax rate increased for the six months ended June 30, 2009 to 99.7% from 58.2% for the same six-month period in the prior year.  The increase in the effective tax rate was attributed to non-deductible Selling, general and administrative expenses associated with, or consequential to, governmental and Company investigations accrued in the six months ended June 30, 2009.

As of June 30, 2009, we have $14,578 of unrecognized tax benefits, a net decrease of $12,069 from $26,647 as of December 31, 2008. This decrease, which relates primarily to the recognition of tax benefits as a result of filing an accounting method change, had no impact on the effective tax rate for the six months ended June 30, 2009.

If we recognized our remaining unrecognized tax benefits at June 30, 2009, approximately $1,093 and related interest and penalties would favorably impact the effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits will not significantly increase or decrease during the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

         We currently file income tax returns in the U.S. federal jurisdiction and various states. We are currently under examination by the U.S. Internal Revenue Service (“IRS”) for tax year 2007. The field work has commenced for the tax year ended December 31, 2007 and to date, no changes have been proposed. The IRS completed its exams on the consolidated income tax returns for the 2004 through 2006 tax years on March 30, 2009 and concluded a decrease of total tax liability of $6,414 during the 2009 first quarter.

6.           DEBT

         We and certain of our subsidiaries were parties to a credit agreement, dated as of May 13, 2004, which was subsequently amended in September 2005, September 2006 and January 2008 (as amended, the “Credit Agreement”).  On May 13, 2009, we repaid in full the outstanding balance of approximately $152,400 under the Credit Agreement.

7.           COMMITMENTS AND CONTINGENCIES

Government Investigations

         As previously disclosed, on May 5, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office.  The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office.

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

In accordance with the DPA, the USAO has filed a statement of facts relating to this matter, and we have agreed to retain, at our expense, an outside independent monitor (the “Monitor”) to be selected by the USAO after consultation with us.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  The Monitor, who has not yet been appointed, will serve for a period of eighteen months, and among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80,000, comprised of (a) $35,200 that we paid in August 2008, (b) a payment of $25,000 that we paid in May 2009 and (c) a payment of $19,800 to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three and six months ended June 30, 2009.  Accordingly, $19,800 remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of June 30, 2009 for amounts payable under the DPA.

         On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10,000 and disgorgement in the amount of one dollar plus post-judgment interest, of which the first payment was due and paid on June 15, 2009. If we fail to pay timely, in full, any amount due under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2009. As of June 30, 2009, $7,500 remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheets related to the Consent and Final Judgment.

         As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division of the United States Department of Justice and the Office of Inspector General of the U.S. Department of Health and Human Services. Management currently estimates that the remaining liability associated with these matters is approximately $60,000, plus interest. We anticipate these amounts will be payable in installments over a 54-month period.   In accordance with the guidance in FAS 157, we discounted the liability and recorded it at its fair value of approximately $55,000.  This resulted in an incremental expense of approximately $15,000 which was recorded to Selling, general and administrative expense for the three months ended June 30, 2009. As a result, our Condensed Consolidated Balance Sheets include an accrual of approximately $55,000 within the short and long term portions of Amounts accrued related to investigation resolution line items as of June 30, 2009 for these matters.  The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

In addition, we are responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program.  We have communicated with regulators in states in which our health maintenance organization and insurance operating subsidiaries are domiciled regarding the investigations, and we are cooperating with federal and state regulators and enforcement officials in all of these matters.  We do not know whether, or the extent to which, any pending investigations might lead to the payment of fines or penalties, the imposition of injunctive relief and/or operating restrictions.

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

Class Action and Derivative Lawsuits

         Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  On January 23, 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  Briefing on this motion was completed on April 24, 2009, and the motion remains pending.  We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements.

         Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Heath Schiesser, David Gallitano and Charles Berg and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint.  On April 28, 2009, in the consolidated state action, the court denied the motion to dismiss the Second Amended Consolidated Complaint.  On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing on May 14, 2009, the Court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and a hearing on the motion has been set for September 2, 2009. At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.

         In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act.  Accordingly, no amounts have been accrued in our consolidated financial statements for these claims.

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

 Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts.  In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses.  A variety of factors may in the future affect our ability to control our medical costs and other operating expenses.  These factors include: competition; changes in health care practices; changes in federal or state laws and regulations or their interpretations; inflation; provider contract changes; changes in or terminations of our contracts with government agencies; new technologies; government-imposed surcharges; taxes or assessments; reduction in provider payments by governmental payors; major epidemics; disasters; and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations.  Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses.  Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.  Furthermore, if we are unable to accurately estimate incurred but not reported (“IBNR”) medical costs in the current period, our future profitability may be affected.  Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

Overview

Current Financial Condition

Current Cash Outlook

         We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively; and to cash and investment balances available in our regulated subsidiaries as “regulated cash” and “regulated investments,” respectively.  On June 30, 2009, our total cash and investment balance was $940.7 million as compared to a total cash and investment balance of $1,181.9 million as of December 31, 2008.  Of these amounts, $76.9 million and $152.6 million were unregulated cash and investments as of June 30, 2009 and December 31, 2008, respectively, with the balance being comprised of regulated cash and investments.  The primary reasons for the changes in our unregulated cash and investment position from December 31, 2008 to June 30, 2009 was the payment of resolution amounts to the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”) and the repayment in full of amounts outstanding under our credit facility, partially offset by dividends received.

         We continue to consider additional dividends from certain of our regulated subsidiaries to increase our unregulated cash balance.  However, we cannot provide any assurances that the applicable state regulatory authorities will approve, to the extent such approvals are required, the payment of dividends to our non-regulated subsidiaries by our regulated subsidiaries. We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business.  However, we cannot provide any assurances that adverse developments will not impede our ability to do so.

 Repayment in Full of Outstanding Balance Under Credit Facility

         On May 13, 2009, we repaid in full the outstanding balance of approximately $152.4 million under our senior secured credit facility with Wachovia Bank, as Administrative Agent, and a syndicate of lenders.

         Financial Impact of the DPA and SEC Settlement

As previously disclosed, on May 5, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with USAO and the Florida Attorney General’s Office.  The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office. Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80.0 million, comprised of (a) $35.2 million that we paid in August 2008, (b) a payment of $25.0 million that we paid in May 2009 and (c) a payment of $19.8 million to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three or six months ended June 30, 2009.  Therefore, $19.8 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of June 30, 2009 for amounts payable under the DPA

As part of the DPA, we also agreed to retain an outside independent monitor (the “Monitor”), for a period of 18 months at our expense, to be selected by the USAO after consultation with us.  At this time we cannot estimate the costs that we will incur in connection with retaining the Monitor (who has not yet been appointed), including any costs related to implementing remedial measures recommended by the Monitor; such costs could be significant.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

 On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first payment was due and paid on June 15, 2009. If we fail to pay timely, in full, any amount due under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statements of Operation for the three months ended June 30, 2009. As of June 30, 2009, $7.5 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheets related to the Consent and Final Judgment.

 Remaining Civil Division and OIG Investigations

         As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division of the United States Department of Justice (the "Civil Division") and the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”).  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million, plus interest. We anticipate these amounts will be payable in installments over a 54-month period.   In accordance with the guidance in FAS 157, we discounted the liability and recorded it at its fair value of approximately $55.0 million.  This resulted in an incremental expense of approximately $15.0 million which was recorded to Selling, general and administrative expense for the three months ended June 30, 2009. As a result, our Condensed Consolidated Balance Sheets include an accrual of approximately $55.0 million within the short and long term portions of Amounts accrued related to investigation resolution line items as of June 30, 2009 for these matters. The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

         Investigation Related Costs

         As previously disclosed, we have expended significant financial resources in connection with the investigations and related matters.  Since the inception of these investigations through June 30, 2009, we have spent a total of approximately $148.0 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses.  Approximately $12.4 million and $23.9 million were incurred in the three months and six months ended June 30, 2009, respectively.

         We expect to continue incurring significant additional costs in connection with the governmental and Company investigations, compliance with the DPA and related matters during the remainder of 2009.  These include, among others, anticipated costs associated with the retention of the Monitor once selected, as discussed above, as well as anticipated costs related to the efforts of the Special Litigation Committee in connection with the ongoing shareholder derivative actions.

 Business and Financial Outlook

 Medicare Outlook

 The federal Centers for Medicare & Medicaid Services (“CMS”) recently announced final 2010 Medicare Advantage (“MA”) payment rates which are approximately 4.5% below 2009 rates.  Although the new rates include a 21.5% physician rate cut, historically, the physician rate cut implicit in the MA rates has not been implemented.  Thus, margins or benefits are potentially compressed due to assumptions of cost reductions that are not implemented due to legislation being reversed.  We are continuing to closely monitor potential CMS and Congressional actions that may impact the physician rate cut and our MA rates.

 For 2010 and thereafter, CMS has changed the process, known as the Medicare Secondary Payer process, used by MA organizations for members with secondary health care coverage and coordination of benefits.  The new process will demand a high level of focus and coordination by managed care organizations. Overall, these changes may result in a reduction in Medicare revenues to MA health plans that are not entirely offset by reductions in medical expense.  Administrative costs and efficiencies will be challenged as MA health plans will need to enhance the other party liability processes, data collection upon initial enrollment, enrollment reconciliation, customer service, claims payment, provider relations, and other activities to preserve revenue and not pay claims out of turn where another carrier is primary.  We are continuing to evaluate the impact of this new process on our operations.

 In February 2009, CMS notified us that, effective March 7, 2009, we have been sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business.  This suspension will remain in effect until CMS determines that it should be lifted.  CMS’s determination was based on findings of deficiencies in our compliance with Medicare regulations related to marketing activities, enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities.  We are working with CMS to address their concerns.  In response to the CMS suspension, we made certain changes to our Medicare marketing sales force and launched a company-wide initiative to analyze the processes and procedures for each of the issues identified by CMS and to ensure that we comply fully with CMS requirements going forward.  In late June 2009, we submitted to CMS a report on our remediation efforts and the results of third-party validations of our remediation efforts.  We cannot provide any assurances as to the timing or outcome of any response from CMS with respect to this submission.  Nonetheless, even if CMS were to lift the sanctions against us immediately, we currently expect that our inability to date to perform marketing activities to Medicare beneficiaries or enroll new Medicare beneficiaries will have a material adverse impact on our Medicare premium revenue and net income for the remainder of 2009, 2010 and potentially beyond.

 We are continuing to assess the impact of the CMS suspension and the resulting loss of membership to determine what effect this action will have on our continued staffing needs and other operational capabilities to effectively and efficiently meet the needs of the members we serve.  At this time, we cannot estimate the duration of the suspension or the ultimate impact it will have on our results of operations and our business.  Given several factors including the fact that we are currently subject to CMS sanctions, we will focus our resources on our existing markets and plans, as well as the implementation of remedial measures.  Further, we cannot provide any assurances that we will be able to take appropriate corrective action or that, despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions which could have an additional material adverse effect on our results of operations.

 On June 1, 2009, we notified CMS that we do not intend to renew our contracts to participate in the MA private fee-for-service (“PFFS”) program in 2010 or beyond.  Our PFFS business represents approximately 31% of our Medicare segment revenue for the six months ended June 30, 2009; accordingly our exit of this line of business will cause our Medicare revenue to decline in 2010.

 We are continuing to experience increased competition in our Medicare segment.  As previously announced, approximately 252,000 auto-assigned dual-eligible members were assigned away from our plans and approximately 28,000 low income subsidized members disenrolled from our plans in January 2009 as the result of the Medicare Part D bidding process for plan year 2009.  We have experienced declines, based on these factors as well as new enrollment prior to the imposition of the above-described sanctions and other factors.  Accordingly, our revenues generated from our stand-alone prescription drug plans (“PDP”) will decrease significantly for 2009.

 Currently, the Obama Administration and the U.S. Congress are debating various alternatives for reforming the American health care system, including the reduction of payments under MA.  As part of this debate they are reviewing alternative structures for MA payments.  While it is still early in the legislative and regulatory process, we expect any revisions to the current system to put pressure on margins, decrease benefits and/or increase member premiums.  We continue to evaluate the impact proposed alternatives could have on our business and take actions as appropriate.

 General Economic, Political and Financial Market Conditions

 As previously disclosed, government funding continues to be a significant challenge to our business, particularly in light of the current economic conditions.  We have experienced continued pressure on rates in the quarter ended June 30, 2009 and anticipate that this pressure will continue in the foreseeable future.

 Business Rationalization and Organizational Realignment

 Our fundamental objective is to provide our members with efficient and effective access to health care to promote their long-term health and well-being, while maintaining a sustainable rate of return.  We continue to evaluate various strategic alternatives to address the ongoing challenges to, and changes in, our business and regulatory environment, competitive position and financial resources, including, reducing enrollment levels, exiting existing lines of business, service areas, or markets and/or disposing of assets.  For example, we have withdrawn from the Florida Medicaid reform programs effective July 1, 2009, after Florida notified us that it was reducing our reimbursement rates.  In addition, in May 2009 we announced a realignment of our organization to respond to changing business conditions and to strengthen our position in government-sponsored health care programs. As part of this realignment, we announced workforce reductions related to the streamlining of reporting relationships, consolidation of an operating division, reorganization of some activities, and our withdrawal in 2010 from MA PFFS plans, as discussed above. These changes affected approximately 360 associates. These efforts reflect our focus on achieving administrative efficiencies and maintaining a competitive cost structure. Each associate affected by this action received severance pay, outplacement support, and the opportunity to apply for one of our more than 150 open positions. Some of the associates affected by the realignment will remain with us for a period of time as part of a transition team.

 Further, we have taken certain steps to reduce our administrative costs by implementing certain cost-cutting measures, including a freeze on merit-based salary increases, management bonus reductions and the suspension of the 401(k) retirement plan matching contributions. We continue to evaluate and rationalize our operations, management structure and staffing needs which may result in further consolidations in our operations, exits of business and reductions in our workforce.

Encounter Data

 Encounter data refers to administrative, claim and clinical data elements from fee-for-service or capitated service claims that are submitted to applicable state regulators. To the extent that our encounter data is inaccurate or incomplete, we may expend additional effort to collect or correct this data and we are exposed to operating sanctions and financial fines and penalties potentially including regulatory risk for noncompliance. The accurate and timely reporting of encounter data is crucial to the success of our programs because more states are using encounter data to determine compliance with performance standards, which are partly used by states to set premium rates or to establish fines or penalties.  As states increase their reliance on encounter data, our inability to obtain complete and accurate encounter data could significantly affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.  For further discussion of risks associated with our encounter data, including the status of our encounter data compliance in Georgia, see “Item 1A. Risk Factors” in this Form 10-Q.

Basis of Presentation

Our Segments

 We have two reportable business segments: Medicaid and Medicare.

Medicaid

 Medicaid was established to provide medical assistance to low-income and disabled persons.  It is state operated and implemented, although it is funded and regulated by both the state and federal governments.  Our Medicaid segment includes plans for beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs.  TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

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

Membership

 The following table summarizes our membership by segment and line of business.

	As of June 30,
	2009	2008
Medicaid
TANF	1,076,000	1,006,000
CHIP	162,000	186,000
SSI and ABD	83,000	73,000
FHP	16,000	28,000
	1,337,000	1,293,000

Medicare
MA	253,000	231,000
PDP	798,000	999,000
	1,051,000	1,230,000

Total	2,388,000	2,523,000

 We enter into contracts with government agencies that administer health benefits programs.  These contracts generally are subject to renewal every one to four years.  We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide health care services under each benefit program.  The amount of premiums we receive for each member varies according to demographics, including the government program, and the member’s geographic location, age and gender, health status, and the premiums are subject to periodic adjustments.

Medical Benefits Expense

 Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members.  Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive.  Our arrangements with providers primarily fall into three broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member; risk-based arrangements, pursuant to which we assume a portion of the risk for the cost of health care provided; and fee-for-service, where we pay the provider for medical services performed.  Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

 Premium payments that we receive are based upon eligibility lists produced by our government clients.  From time to time, our client may require us to reimburse them for premiums that we received based on an eligibility list that the client later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours.  These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was received.  We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.  Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.  For example, CMS employs a risk-adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.  Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.

 The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  Under this risk-adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premium payment to us.  We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines.  We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to, and that which is ultimately accepted by, CMS and record such adjustments in our results of operations.  However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated.  If our estimates are materially incorrect, there may be a favorable or an adverse effect on our results of operations in future periods.

 Other amounts included in this balance as a reduction of premium revenue represent the return of premium associated with certain of our Medicaid contracts.  These contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense.  We estimate the amounts due as a return of premium each period based on the terms of our contract with the applicable client.

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

 We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  We have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of June 30, 2009.

 Amounts accrued related to investigation resolution.  Amounts accrued related to the resolution of certain of the governmental investigations represent amounts agreed to and estimated for the ultimate resolution of matters under review by certain government agencies.  The recorded amounts are determined based on the current status of the particular agency’s investigation and include the remaining unpaid balance of resolved matters, as well as Management’s best estimate of the remaining probable losses associated with matters in which we are still engaged in resolution discussions.  The entire amount payable related to the investigation resolution has been recorded at fair value in accordance with FAS 157.  Amounts payable within one year are classified as current and the remaining balance is classified as long-term in our Condensed Consolidated Balance Sheets.

Results of Operations

         The following table sets forth the Condensed Consolidated Statements of Operations data, expressed as a percentage of total revenues for each period indicated.  The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Statement of Operations Data:
Revenues:
Premium	99.8%	99.4%	99.8%	99.2%
Investment and other income	0.2%	0.6%	0.2%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Medical benefits	84.0%	83.7%	85.2%	84.5%
Selling, general and administrative	12.0%	14.2%	13.6%	14.1%
Depreciation and amortization	0.3%	0.3%	0.3%	0.3%
Interest	0.1%	0.2%	0.1%	0.2%
Total expenses	96.4%	98.4%	99.2%	99.1%
Income before income taxes	3.6%	1.6%	0.8%	0.9%
Income tax expense	1.6%	0.9%	0.8%	0.5%
Net Income	2.0%	0.7%	0.0%	0.4%

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

Three- and Six-Month Periods Ended June 30, 2009 Compared to the Three- and Six-Month Periods Ended June 30, 2008

         Premium revenue.  Premium revenue for the three months ended June 30, 2009 increased $151.9 million, or 9.3%, to $1,787.9 million from $1,636.0 million for the same period in the prior year.  For the six months ended June 30, 2009, premium revenues increased $322.4 million, or 9.9%, to approximately $3,579.8 million from approximately $3,257.4 million for the same period in the prior year.  Total membership decreased by approximately 135,000 members from 2,523,000 as of June 30, 2008 to 2,388,000 as of June 30, 2009.

         The Medicaid segment premium revenue for the three months ended June 30, 2009 increased $65.8 million, or 8.8%, to $813.8 million from $748.0 million for the same period in the prior year.  For the six months ended June 30, 2009, Medicaid segment premium revenue increased $141.3 million, or 9.5%, to $1,622.9 million from $1,481.6 million for the same period in the prior year.  The increase in Medicaid segment revenue is primarily due to the demographic mix of our members, including the first full quarter of operations for the Hawaii program for aged, blind and disabled.  Aggregate membership in our Medicaid segment grew by approximately 44,000 members, or 3.4%, from 1,293,000 as of June 30, 2008 to 1,337,000 as of June 30, 2009.

	Medicaid Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$813.8	$748.0	$1,622.9	$1,481.6
% of Total Premium Revenues	45.5%	45.7%	45.3%	45.4%

Membership	1,337,000	1,293,000	1,337,000	1,293,000
% of Total Membership	56.0%	51.2%	56.0%	51.2%

         The Medicare segment premium revenue for the three months ended June 30, 2009 increased $86.1 million, or 9.7%, to $974.1 million from $888.0 million for the same period in the prior year.  For the six months ended June 30, 2009, Medicare segment premium revenue increased $181.1 million, or 10.2%, to $1,956.8 million from $1,775.7 million for the same period in the prior year.  The increase in Medicare segment revenue is primarily due to the demographic mix of our members as well as growth in our MA plans, offset in part by a loss in PDP membership of approximately 200,000 members.  Membership within the Medicare segment decreased by approximately 179,000 members, or 14.6%, from 1,230,000 as of June 30, 2008 to 1,051,000 as of June 30, 2009.

	Medicare Revenues and Membership
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$974.1	$888.0	$1,956.8	$1,775.7
% of Total Premium Revenues	54.5%	54.3%	54.7%	54.5%

Membership	1,051,000	1,230,000	1,051,000	1,230,000
% of Total Membership	44.0%	48.8%	44.0%	48.8%

Investment and other income.  Investment and other income for the three months ended June 30, 2009 decreased $6.0 million, or 63.5%, to $3.4 million from $9.4 million for the same period in the prior year.  For the six months ended June 30, 2009, Investment and other income decreased $18.2 million, or 72.9%, to $6.8 million from $24.9 million for the same period in the prior year.  The decrease was primarily due to reduced market rates on lower average investment and cash balances.

         Medical benefits expense.  Medical benefits expense for the three months ended June 30, 2009 increased $127.1 million, or 9.2%, to $1,504.0 million from $1,376.9 million for the same period in the prior year.  For the six months ended June 30, 2009, medical benefits expense increased $282.5 million, or 10.2%, to approximately $3,057.0 million from $2,774.5 million for the same period in the prior year.  The MBR was 84.1% and 84.2% for the three months ended June 30, 2009 and 2008, respectively.  Our MBR was relatively flat when comparing the current three and six month periods against the same periods in the prior year. For the six months ended June 30, 2009, the MBR was 85.4% compared to 85.2% for the same period in the prior year.

         The Medicaid segment medical benefits expense for the three months ended June 30, 2009 increased $69.9 million, or 11.2%, to $691.8 million from $621.9 million for the same period in the prior year.  For the six months ended June 30, 2009, Medicaid medical benefits expense increased $148.9 million, or 12.1%, to $1,381.6 million from $1,232.7 million for the same period in the prior year.  The increase was primarily due to the demographic mix of our members.  The Medicaid MBR for the three months ended June 30, 2009 was 85.0% compared to 83.1% for the same period in the prior year.  For the six months ended June 30, 2009, the Medicaid MBR was 85.1% compared to 83.2% for the same period in the prior year. The increase in MBR is primarily a result of premium rate increases during the past year that were below our medical cost trend, or in some cases, rate decreases.

	Medicaid Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Medicaid Medical Benefits Expense	$691.8	$621.9	$1,381.6	$1,232.7
MBR	85.0%	83.1%	85.1%	83.2%

         The Medicare segment medical benefits expense for the three months ended June 30, 2009 increased $57.1 million, or 7.6%, to $812.2 million, from $755.1 million for the same period in the prior year.  For the six months ended June 30, 2009, Medicare medical benefits expense increased $133.6 million, or 8.7%, to $1,675.4 million from approximately $1,541.8 million for the same period in the prior year.  The Medicare MBR for the three months ended June 30, 2009 was 83.4% compared to 85.0% for the same period in the prior year.  For the six months ended June 30, 2009, the Medicare MBR was 85.6% compared to 86.8% for the same period in the prior year.  These changes were primarily driven by favorable MA plan results which were offset in part by an unfavorable variance for the PDP MBR.

	Medicare Medical Benefits Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Medicare Medical Benefits Expense	$812.2	$755.1	$1,675.4	$1,541.8
MBR	83.4%	85.0%	85.6%	86.8%

         Selling, general and administrative expense.  SG&A expense for the three months ended June 30, 2009 decreased $18.9 million, or 8.1%, to $214.9 million from $233.8 million for the same period in the prior year.  For the six months ended June 30, 2009, SG&A expense increased $24.9 million, or 5.4%, to $486.4 million from $461.5 million for the same period in the prior year.  Our SG&A expense to revenue ratio (“SG&A ratio”) was 12.0% for the three months ended June 30, 2009 compared to 14.2% for the same period in the prior year.  For the six months ended June 30, 2009, our SG&A ratio was 13.6% compared to 14.1% for the same period in the prior year.  The lower SG&A expense in the three months ended June 30, 2009 compared to same period in 2008 is the result of decreased legal, professional, and retention expenses consequential to the governmental and Company investigations in the amount of approximately $23.1 million, partially offset by an increase in expense related to the resolution of certain of the government investigations in the amount of approximately $15.0 million.

         The lower SG&A ratio in the six months ended June 30, 2009 compared to 2008 is the result of decreased legal, professional, and retention expenses consequential to the investigations in the amount of approximately $43.6 million, partially offset by an increase in expense related to the resolution of certain of the government investigations in the amount of approximately $59.8 million.  The remaining SG&A expense ratio decrease in both the three- and six-month periods is attributed to the decrease in marketing spending in our Medicare segment and the business rationalization strategies that we have deployed to normalize business operations to our membership.

	Selling, General and Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
SG&A	$214.9	$233.8	$486.4	$461.5
SG&A expense to total revenue ratio	12.0%	14.2%	13.6%	14.1%

         Depreciation and amortization expense.  Depreciation and amortization expense for the three-month period ended June 30, 2009 increased $0.8 million, or 14.0%, to $6.0 million from $5.2 million for the same period in the prior year.  For the six months ended June 30, 2009, depreciation and amortization expense increased $1.3 million, or 12.7%, to $11.7 million from $10.4 million for the same period in the prior year.

         Interest expense.  Interest expense was $1.2 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $3.5 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease resulted from our repayment in full of the outstanding balance under our senior secured credit facility.

         Income tax expense.  Income tax expense for the three months ended June 30, 2009 was $28.2 million compared to $15.5 million of income tax expense for the same period in the prior year, with an effective tax rate of 43.2% and 58.2% at June 30, 2009 and 2008, respectively. The decrease in the effective tax rate of 15% resulted from a decline in interest expense related to unrecognized tax benefits incurred in this period for the three months ended June 30, 2009 and reduced non-deductible executive officer compensation costs incurred in this period for the three months ended June 30, 2009 compared to the same period in the prior year. Income tax expense for the six months ended June 30, 2009 was $27.8 million with an effective tax rate of 99.7% as compared to $17.3 million for the same six-month period in the prior year with an effective tax rate of 58.2%.  The increase in the effective tax rate was attributed to non-deductible SG&A expenses associated with, or consequential to, governmental and Company investigations accrued in the six months ended June 30, 2009.

	Income Tax Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Income tax expense	$28.2	$15.5	$27.8	$ 17.3
Effective tax rate	43.2%	58.2%	99.7%	58.2%

         Net income.  Net income for the three months ended June 30, 2009 was $37.0 million, compared to $11.1 million of net income for the same period in the prior year.  For the six months ended June 30, 2009, net income was $0.1 million compared to $12.4 million for the same period in the prior year.  The increase in net income when comparing the three month periods ended June 30, 2009 and 2008 is due primarily to premium revenue growth of approximately 9%, a slight improvement in our MBR, as well as decreased SG&A expenses as discussed above.

         The decrease in net income when comparing the six months ended June 30, 2009 and 2008 is primarily due to the SG&A expense recorded in connection with the resolution of certain investigation related matters, as discussed above under “Overview,” in the amount of $59.8 million which was recorded in the six months ended June 30, 2009, partially off-set by a decrease in legal, professional, and retention expenses consequential to the governmental and Company investigation of approximately $43.6 million in the year-over-year period.  Premium revenues increased by approximately 9.9%, however, this increase was offset by the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during the six months ended June 30, 2009.

	Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions, except share data)
Net income	$37.0	$11.1	$0.1	$12.4
Net income per diluted share	$0.88	$0.26	$0.00	$0.30

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

 The primary sources of cash for our non-regulated subsidiaries are management fees received from our regulated subsidiaries, investment income and dividends from our regulated subsidiaries.  Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services and information technology.  Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries and the repayment of debt, which was paid in full on its due date.

 Cash Positions

         During the three and six months ended June 30, 2009, we received $44.4 million and $109.4 million, respectively, in dividends from three of our regulated subsidiaries.  At June 30, 2009, we had an unregulated cash and investment balance of approximately $76.9 million and a working capital position of approximately $428.2 million.  We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business.  However, we cannot provide any assurance that adverse developments will not arise that could impede our ability to do so.  Additionally, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members.  Further, there may be other potential adverse developments that could impede our ability to meet our obligations.

         We continue to consider additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) for further discussion on, among other things, our Regulatory Capital and Restrictions on our Dividends and Management Fees.

         Our ability to obtain financing has been, and continues to be, materially and negatively affected by a number of factors.  The turmoil in the credit markets, market volatility, the deterioration in the soundness of certain financial institutions and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably.  These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing.  We also believe the uncertainty created by the remaining ongoing governmental investigations, and the related pending litigation, continues to negatively impact our ability to obtain financing. In light of the current and evolving credit market crisis and the uncertainty created by the ongoing investigations, we may not be able to obtain financing.  Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous. Our available cash would also be reduced materially if Florida regulators were to require certain of our intercompany loan arrangements which total approximately $50.0 million, to be terminated.

         Auction Rate Securities

 As of June 30, 2009, all of our long-term investments were comprised of municipal note investments with an auction reset feature.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an investment grade credit rating.

 Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see “Part I – Item 1A: Risk Factors – Risks Related to Our Financial Condition” included in our 2008 10-K.

Overview of Cash Flow Activities

 Cash and cash equivalents decreased to $940.7 million at June 30, 2009 from $1,326.5 million at June 30, 2008. For the six months ended June 30, 2009 and 2008 our cash flows are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(In millions)
Net cash (used in) provided by operating activities	$(150.0)	$179.0
Net cash provided by investing activities	12.8	49.0
Net cash (used in) provided by financing activities	(104.1)	90.1

 Cash (used in) provided by Operating Activities:  Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims.  Cash used in operations consisted of primarily an increase in Premiums and other receivables of $162.5 million, an increase in Other receivables from government partners of $58.2 million, a decrease in Unearned premiums of $61.9 million and a decrease in Other accrued expenses of $82.3 million.  Cash provided from operations consisted primarily of an increase in medical benefits payable of $92.2 million and an increase in amounts accrued related to the investigation resolution of $32.3 million.

 Cash provided by Investing Activities:  During the six months ended June 30, 2009, investing activities consisted primarily of the net proceeds from the maturity of restricted investments totaling approximately $20.9 million, partially offset by the purchases of additions to property and equipment totaling approximately $8.2 million.

 Cash (used in) provided by Financing Activities:  Included in financing activities are funds held for the benefit of others, which increased approximately $48.1 million as of June 30, 2009.  These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members. We repaid in full the outstanding amount of $152.4 million under the credit facility on its due date.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.

         As of June 30, 2009, we had short-term investments classified as current assets of $74.0 million, long-term investments of $51.5 million and restricted investments on deposit for licensure of $178.5 million.  The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale.  Long-term assets consist of municipal note investments with an auction reset feature that are not currently redeemable at par.  Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements.  The restricted investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1.0% increase in market interest rates at June 30, 2009 the fair value of our fixed income short term investments would decrease by less than $0.1 million.  Similarly, a 1.0% decrease in market interest rates at June 30, 2009 would result in an increase of the fair value of our short term investments of less than $0.8 million.

Item 4.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”).  Based on the evaluation, our CEO and CFO concluded that, as of June 30, 2009, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

         There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

         Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

 Government Investigations

As previously disclosed, on May 5, 2009, we entered into the DPA with the USAO and the Florida Attorney General’s Office.  The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office.

Pursuant to the DPA, the USAO filed the Information in the Court, charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349.  The USAO will recommend to the Court that the prosecution of us be deferred during the duration of the DPA.  If we have complied with the DPA, within five days of its expiration, the USAO will seek dismissal with prejudice of the Information.

In accordance with the DPA, the USAO has filed a statement of facts relating to this matter, and we have agreed to retain, at our expense, a Monitor to be selected by the USAO after consultation with us.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  The Monitor, who has not yet been appointed, will serve for a period of eighteen months, and among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures. The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80.0 million, comprised of (a) $35.2 million that we paid in August 2008, (b) a payment of $25.0 million that we paid in May 2009 and (c) a payment of $19.8 million to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the six months ended June 30, 2009.  Accordingly, $19.8 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of June 30, 2009 for amounts payable under the DPA.

 On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first payment was due and paid on June 15, 2009. If we fail to pay timely, in full, any amount due in under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statements of Operation for the three months ended June 30, 2009. As of June 30, 2009, $7.5 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheets related to the Consent and Final Judgment.

 As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division the OIG.  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million plus interest. We anticipate these amounts will be payable in installments over a 54-month period.   In accordance with the guidance in FAS 157, we discounted the liability and recorded it at its fair value of approximately $55.0 million. This resulted in an incremental expense of approximately $15.0 million which was recorded to Selling, general and administrative expense for the three months ended June 30, 2009. As a result, our Condensed Consolidated Balance Sheets include an accrual of $55.0 million within the short and long term portions of Amounts accrued related to investigation resolution line items as of June 30, 2009 for these matters. The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

 In addition, we are responding to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program.  We have communicated with regulators in states in which our HMO and insurance operating subsidiaries are domiciled regarding the investigations, and we are cooperating with federal and state regulators and enforcement officials in all of these matters.  We do not know whether, or the extent to which, any pending investigations might lead to the payment of fines or penalties, the imposition of injunctive relief and/or operating restrictions.

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

         Class Action and Derivative Lawsuits

         Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, the our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  On January 23, 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  Briefing on this motion was completed on April 24, 2009, and the motion remains pending.  We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements.

         Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Heath Schiesser, David Gallitano and Charles Berg and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent its reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint.  On April 28, 2009, in the consolidated state action, the court denied the motion to dismiss the Second Amended Consolidated Complaint.  On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing on May 14, 2009, the Court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and a hearing on the motion has been set for September 2, 2009. At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.

         In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act.  Accordingly, no amounts have been accrued in our consolidated financial statements for these claims.

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

Item 1A.  Risk Factors.

 Set forth below are material updates to certain risk factors disclosed in “Part I – Item 1A – Risk Factors” of our 2008 10-K.

 Updated Risk Factors

We may not be able to retain or effectively replace our executive officers, other members of management or associates, and the loss of any one or more members of management and their managed care expertise, or large numbers of associates, could have a material adverse effect on our business.

 Although some of our executive officers have entered into employment agreements with us, these agreements may not provide sufficient incentives for those officers to continue their employment with us. The loss of the leadership, knowledge and experience of our management team could have a material adverse effect on our business. Replacing one or more of the members of our management team might be difficult or take an extended period of time.

 For example, as previously announced, on June 26, 2009, Heath G. Schiesser, our President and Chief Executive Officer, informed the Board that he intends to resign from his current officer and director positions upon the appointment of a new President and Chief Executive Officer.  Mr. Schiesser intends to continue serving in his current roles until his Chief Executive Officer successor has been appointed. The Board has formed a Committee on Leadership and Executive Succession to focus on leadership transition at our Company.  There can be no assurance that we will be able to effectively replace Mr. Schiesser with a suitable candidate in a timely fashion, if at all.

 In addition, we may not be able to hire and retain our executive officers, other members of management or associates for a number of reasons, including, but not limited to the:
•	leadership transition underway;
•	expiration of certain severance and retention programs;
•	decline of our stock price in light of the importance of equity in many of our compensation packages;
•	uncertainty about government health care policies and funding and the potential impact on the organization;
•	uncertainty about regulatory actions, including the CMS sanction; and
•	uncertainty surrounding ongoing governmental and Company investigations.

 Further, the pendency of the remaining ongoing governmental investigations, litigation and related matters and any ongoing restrictions under which we must operate, such as operating under the oversight of the Monitor pursuant to the DPA or operating pursuant to a corporate integrity agreement, could hinder our ability to attract and retain qualified associates.  Accordingly, all of these factors may impair our ability to recruit and retain qualified personnel, which could have a material adverse effect on our business.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

 To the extent that our encounter data is inaccurate or incomplete, we have and may continue to expend additional effort and incur significant additional costs to collect or correct this data and have been and could be exposed to operating sanctions and financial fines and penalties potentially including regulatory risk for noncompliance.  The accurate and timely reporting of encounter data is crucial to the success of our programs because more states are using encounter data to determine compliance with performance standards, which are partly used by states to set premium rates. In some instances, our government clients may establish retroactive requirements for the encounter data we must submit.  On other occasions, these may be a period of time in which we are unable to meet existing requirements.  In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.  For example, the Georgia Department of Community Health (“DCH”) requires all plans to satisfy specific requirements regarding the quality and volume of encounter data, including a requirement that all plans submit at least 95% of their encounters based on volume of claims paid.  Failure to satisfy these requirements could result in the imposition of fines, penalties or other operating restrictions until such time as all requirements have been met.  DCH engaged a third party to conduct an audit and reconciliation of our encounter submissions to determine our level of compliance with contractual encounter submission requirements.  Based on the results of this audit, DCH fined our Georgia plan $0.2 million.  There can be no assurance that DCH will not impose additional fines or penalties or take other action against us as the result of our encounter data submission compliance.

 As states increase their reliance on encounter data, our inability to obtain complete and accurate encounter data could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

Our contracts with the states in which we operate, in the event of inadequate program funding contained within such state’s budget, are subject to cancellation and amendment by the state to revise terms and impose additional requirements on us and are also subject to decreases or limited increases in premiums, all of which could have a material adverse effect on our profitability and free cash available for operations and capital reserve requirements.

         If a state in which we operate approves a budget that includes inadequate program funding, our contracts with that state are subject to cancellation by the state. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Budget problems in the states in which we operate could result in decreases or limited increases in the premiums paid to us by the states or may also result in the postponement of payment until additional funding sources are available. Also, states could revise the terms of our contracts which impose additional requirements on us and otherwise impact the economic feasibility of the contract.  For example, in February 2009, we determined that it was economically unfeasible for us to continue participating in the Medicaid reform program after Florida notified us that it was reducing our reimbursement rates. Consequently, we notified the State of Florida that we would withdraw from the Medicaid Reform program effective July 1, 2009, which will result in a loss of approximately 80,000 members. In some instances, we may not be able to terminate the contract on favorable terms to us. If any state in which we operate were to decrease premiums paid to us, pay us less than the amount necessary to keep pace with our cost trends, or amend the contract to our detriment, it could have a material adverse effect on our profitability and free cash available for operations and capital reserve requirements.

We are subject to extensive government regulation, and any violation by us of applicable laws and regulations could have a material adverse effect on our results of operations.

         Our business is extensively regulated by the federal government and the states in which we operate. We currently operate Medicare Advantage plans in Florida. We recently learned that, since January 1, 2008, we have operated Medicare Advantage plans in certain counties with the requisite approval of CMS and Florida's Office of Insurance Regulation but without a separate approval from Florida's Agency for Health Care Administration (“AHCA”).  However, we have voluntarily reported this matter to CMS and to AHCA and are currently reviewing this matter further, including whether AHCA’s approval is required in these circumstances.  Additionally, we have been offering Medicare Advantage coordinated care health plans in two counties in Florida since 2002.  We recently learned that that we have enrolled members in portions of those counties that may not be within our CMS approved service area.  We have voluntarily reported this matter to CMS and are currently reviewing this matter further with CMS.  It is uncertain at this time whether any corrective action will be required, or whether any penalties, fines or other operating restrictions will be imposed against us that could have a material adverse effect on our results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

 We did not sell any securities in the three months ended June 30, 2009 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

 We do not have a stock repurchase program.  However, during the quarter ended June 30, 2009, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
April 1, 2009 through April 30, 2009	9,260	13.41	(2)	N/A	N/A

May 1, 2009 through May 31, 2009	2,087	17.55	(3)	N/A	N/A

June 1, 2009 through June 30, 2009	1,171	18.21	(4)	N/A	N/A

Total during quarter ended June 30, 2009	12,518	16.02	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $13.18.
(3)	The weighted average price paid per share during the period was $18.34.
(4)	The weighted average price paid per share during the period was $18.07.
(5)	The weighted average price paid per share during the period was $14.01.

Item 3.                 Defaults upon Senior Securities.

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

Exhibit List
		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Form of Indemnification Agreement †	8-K	May 14, 2009	10.1
10.2	Indemnification Agreement between the Registrant and Heath Schiesser †	8-K	May 14, 2009	10.2
10.3	Indemnification Agreement between the Registrant and Charles Berg †	8-K	May 14, 2009	10.3
10.4	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) †	8-K	June 3, 2009	10.1
10.5	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (director version) †	8-K	June 3, 2009	10.2
10.6	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (associate) †	8-K	June 3, 2009	10.3
10.7	Form of Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (associate) †	8-K	June 3, 2009	10.4
10.8	Non-Employee Director Compensation Policy (as amended) *†
10.9	Amended and Restated Employment Agreement effective as of June 3, 2009 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III †	8-K	June 4, 2009	10.1

10.10	Non-Institutional Medicaid Provider Agreement between WellCare of Florida, Inc. and the Florida Agency for Health Care Administration	8-K	April 9, 2009	10.1
10.11	Notice of 2009 renewal from the Centers for Medicare & Medicaid Services regarding contract renewal for contract between the Centers for Medicare & Medicaid Services (“CMS”) and WellCare of Ohio, Inc. (and form of renewal of contracts between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana), Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri) and WellCare Health Plans of New Jersey, Inc.)	8-K	April 7, 2009	10.1
10.12	Plan Benefit Package attachment to 2009 renewal of contract between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana)	8-K	April 14, 2009	10.1
10.13	Plan Benefit Package attachment to 2009 renewal of contract between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	April 14, 2009	10.2
10.14	Plan Benefit Package attachment to 2009 renewal of contract between CMS and WellCare Health Plans of New Jersey, Inc.	8-K	April 14, 2009	10.3
10.15	Amendment 9 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)*
10.16	Amendment 10 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	May 1, 2009	10.4
10.17	Amendment 7 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.*
10.18	Amendment 8 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.	8-K	May 1, 2009	10.3
10.19	Amendment 11 to Contract No. FAR001 between AHCA and HealthEase of Florida, Inc.*
10.20	Amendment 12 to Contract No. FAR001 between AHCA and HealthEase of Florida, Inc.	8-K	May 1, 2009	10.1
10.21	Amendment 11 to Contract No. FAR009 between AHCA and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)*
10.22	Amendment 12 to Contract No. FAR009 between AHCA and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	May 1, 2009	10.2
10.23	Deferred Prosecution Agreement entered into May 5, 2009 among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office.	8-K	May 5, 2009	10.1
10.24	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1

10.25	Amended and Restated Employment Agreement, dated June 3, 2009, among Timothy S. Susanin, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.*†
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
* Filed herewith
† Denotes a management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on July 28, 2009.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index
		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Form of Indemnification Agreement †	8-K	May 14, 2009	10.1
10.2	Indemnification Agreement between the Registrant and Heath Schiesser †	8-K	May 14, 2009	10.2
10.3	Indemnification Agreement between the Registrant and Charles Berg †	8-K	May 14, 2009	10.3
10.4	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) †	8-K	June 3, 2009	10.1
10.5	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (director version) †	8-K	June 3, 2009	10.2
10.6	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (associate) †	8-K	June 3, 2009	10.3
10.7	Form of Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (associate) †	8-K	June 3, 2009	10.4
10.8	Non-Employee Director Compensation Policy (as amended) *†
10.9	Amended and Restated Employment Agreement effective as of June 3, 2009 by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III †	8-K	June 4, 2009	10.1
10.10	Non-Institutional Medicaid Provider Agreement between WellCare of Florida, Inc. and the Florida Agency for Health Care Administration	8-K	April 9, 2009	10.1
10.11	Notice of 2009 renewal from the Centers for Medicare & Medicaid Services regarding contract renewal for contract between the Centers for Medicare & Medicaid Services (“CMS”) and WellCare of Ohio, Inc. (and form of renewal of contracts between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana), Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri) and WellCare Health Plans of New Jersey, Inc.)	8-K	April 7, 2009	10.1

10.12	Plan Benefit Package attachment to 2009 renewal of contract between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana)	8-K	April 14, 2009	10.1
10.13	Plan Benefit Package attachment to 2009 renewal of contract between CMS and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	April 14, 2009	10.2
10.14	Plan Benefit Package attachment to 2009 renewal of contract between CMS and WellCare Health Plans of New Jersey, Inc.	8-K	April 14, 2009	10.3
10.15	Amendment 9 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)*
10.16	Amendment 10 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	May 1, 2009	10.4
10.17	Amendment 7 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.*
10.18	Amendment 8 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.	8-K	May 1, 2009	10.3
10.19	Amendment 11 to Contract No. FAR001 between AHCA and HealthEase of Florida, Inc.*
10.20	Amendment 12 to Contract No. FAR001 between AHCA and HealthEase of Florida, Inc.	8-K	May 1, 2009	10.1
10.21	Amendment 11 to Contract No. FAR009 between AHCA and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)*
10.22	Amendment 12 to Contract No. FAR009 between AHCA and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	May 1, 2009	10.2
10.23	Deferred Prosecution Agreement entered into May 5, 2009 among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office.	8-K	May 5, 2009	10.1
10.24	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1
10.25	Amended and Restated Employment Agreement, dated June 3, 2009, among Timothy S. Susanin, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.*†

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
* Filed herewith
† Denotes a management contract or compensatory plan, contract or arrangement