Form 10-Q
period 2009-09-30
WELLCARE HEALTH PLANS, INC.
filed 2009-11-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes    ☐       No    ☒
As of November 2, 2009 there were 42,318,927 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)
	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,171,218	$1,181,922
Investments	59,356	70,112
Premium and other receivables, net	205,414	215,525
Other receivables from government partners, net	40,898	825
Funds receivable for the benefit of members	86,883	86,542
Prepaid expenses and other current assets, net	114,189	129,490
Deferred income taxes	15,596	20,154
Total current assets	1,693,554	1,704,570
Property, equipment and capitalized software, net	60,098	66,588
Goodwill	111,131	111,131
Other intangible assets, net	13,344	14,493
Long-term investments	53,301	54,972
Restricted investments	131,321	199,339
Deferred tax asset	21,105	23,263
Other assets	20,939	29,105
Total Assets	$2,104,793	$2,203,461
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$857,887	$766,179
Unearned premiums	20,708	81,197
Accounts payable	7,157	5,138
Other accrued expenses and liabilities	221,856	288,340
Current portion of amounts accrued related to investigation resolution	34,767	50,000
Other payables to government partners	26,497	8,100
Taxes payable	6,737	12,187
Debt		152,741
Other current liabilities	869	674
Total current liabilities	1,176,478	1,364,556
Amounts accrued related to investigation resolution	45,482	
Other liabilities	23,879	33,076
Total liabilities	1,245,839	1,397,632
Commitments and contingencies (see Note 7)		
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)		
Common stock, $0.01 par value (100,000,000 authorized, 42,336,016 and 42,261,345 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	423	423
Paid-in capital	413,214	390,526
Retained earnings	447,373	418,641
Accumulated other comprehensive loss	(2,056)	(3,761)
Total stockholders’ equity	858,954	805,829
Total Liabilities and Stockholders’ Equity	$2,104,793	$2,203,461
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premium	$1,666,031	$1,629,306	$5,245,809	$4,886,699
Investment and other income	1,614	8,126	8,375	33,072
Total revenues	1,667,645	1,637,432	5,254,184	4,919,771
Expenses:
Medical benefits	1,420,193	1,443,742	4,477,210	4,218,254
Selling, general and administrative	195,303	228,811	681,730	690,330
Depreciation and amortization	5,851	5,385	17,547	15,763
Interest	366	2,962	3,845	9,170
Total expenses	1,621,713	1,680,900	5,180,332	4,933,517
Income (loss) before income taxes	45,932	(43,468)	73,852	(13,746)
Income tax expense (benefit)	17,272	(25,299)	45,120	(8,002)
Net income (loss)	$28,660	$(18,169)	$28,732	$(5,744)

Net income (loss) per common share (see Note 1):
Basic	$0.68	$(0.44)	$0.69	$(0.14)
Diluted	$0.68	$(0.44)	$0.68	$(0.14)

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash from (used in) operating activities:
Net income (loss)	$28,732	$(5,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,547	15,764
Equity-based compensation expense	29,776	28,309
Incremental tax benefit from stock-based compensation		(2,162)
Deferred taxes, net	197	(4,095)
Changes in operating accounts:
Premium and other receivables, net	10,111	73,073
Other receivables from government partners, net	(40,073)	(3,361)
Prepaid expenses and other, net	15,301	(12,102)
Medical benefits payable	91,708	231,430
Unearned premiums	(60,489)	(19,325)
Accounts payable	2,019	922
Other accrued expenses	(66,484)	15,641
Other payables to government partners	18,397	(100,984)
Amounts accrued related to investigation resolution	30,249	
Taxes, net	(5,450)	(10,583)
Other, net	(1,999)	(36,774)
Net cash provided by operating activities	69,542	170,009
Cash from (used in) investing activities:
Purchases of investments	(19,295)	(157,947)
Proceeds from sale and maturities of investments	34,012	273,156
Purchases of restricted investments	(64,039)	(119,572)
Proceeds from maturities of restricted investments	131,707	8,945
Additions to property and equipment, and capitalized software, net	(9,908)	(13,412)
Net cash provided by (used in) investing activities	72,477	(8,830)
Cash from (used in) financing activities:
Proceeds from option exercises and other	418	1,039
Purchase of treasury stock		(2,400)
Incremental tax benefit received for stock based compensation		2,162
Payments on debt	(152,800)	(1,200)
Funds received for the benefits of members, net of disbursements	(341)	7,094
Net cash (used in) provided by financing activities	(152,723)	6,695
Cash and cash equivalents:
(Decrease) increase during the period	(10,704)	167,874
Balance at beginning of year	1,181,922	1,008,409
Balance at end of year	$1,171,218	$1,176,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$58,489	$44,223
Cash paid for interest	$2,642	$8,001

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member, share and per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

    WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, the aged, blind and disabled and prescription drug plans, serving approximately 2,330,000 members nationwide as of September 30, 2009.  Our Medicaid plans include plans for recipients of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs, Children’s Health Insurance Programs (“CHIP”) and the Family Health Plus (“FHP”) programs.  Through our licensed subsidiaries, as of September 30, 2009, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio.  Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans, which include both Medicare coordinated care plans (“CCP”) and Medicare private fee-for-service (“PFFS”) plans.  As of September 30, 2009, we offered our CCP plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, our PDP plans in 50 states and the District of Columbia and our PFFS plans in 40 states and the District of Columbia.

Basis of Presentation

    The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) in March 2009.  In the opinion of our management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position and results of operations and cash flows for the interim periods presented.  The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.  We have evaluated all material events subsequent to the date of our financial statements through the filing date of this quarterly report.

Net Income (Loss) per Share

    We compute basic net income (loss) per common share on the basis of the weighted-average number of unrestricted common shares outstanding.  Diluted net income (loss) per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding restricted shares, restricted stock units and stock options using the treasury stock method.  The following table presents the calculation of net income (loss) per common share — basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) — basic and diluted	$28,660	$(18,169)	$28,732	$(5,744)
Denominator:
Weighted-average common shares outstanding — basic	41,849,749	41,538,055	41,771,713	41,321,526
Dilutive effect of:
Unvested restricted common shares and units	348,539	—	175,149	—
Stock options	81,747	—	60,440	—
Weighted-average common shares outstanding — diluted	42,280,035	41,538,055	42,007,302	41,321,526

Net income (loss) per common share:
Basic	$0.68	$(0.44)	$0.69	$(0.14)
Diluted	$0.68	$(0.44)	$0.68	$(0.14)

    Certain options to purchase common stock were not included in the calculation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive.  For the three and nine months ended September 30, 2009, approximately 1,200,422 and 1,580,570 restricted equity awards as well as 2,133,215 options with exercise prices ranging from $19.38 to $105.37 per share and 2,212,824 options with exercise prices ranging from $13.13 to $105.37 per share were excluded from diluted weighted-average common shares outstanding, respectively. Due to the net loss for the three and nine months ended September 30, 2008, the assumed exercise of 5,692,115 equity awards had an antidilutive effect and was therefore excluded from the computation of diluted loss per share.

Recently Issued Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance surrounding the fair value measurements and disclosures of liabilities.  This guidance provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity is required to measure the fair value of the liability using either: (1) the quoted price of the identical liability when traded as an asset; (2) the quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value calculation or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance during the third quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance serving as the single source of authoritative non-governmental U.S. GAAP (the “Codification”), superseding various existing authoritative accounting pronouncements. The Codification now establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification was launched on July 1, 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification during the third quarter of 2009. However, there will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to modify financial reporting by enterprises involved with variable interest entities by addressing the effects on certain provisions of previously issued guidance on the consolidation of variable interest entities (“VIE”), as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in accounting for transfers of financial assets, and (2) constituent concerns about the application of certain key provisions of previously issued guidance on VIEs, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a VIE. This guidance shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009.  Earlier application is prohibited.  The adoption of this guidance is not currently expected to have a material effect on our financial statements.

In June 2009, the FASB issued authoritative guidance modifying the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The FASB undertook this project to address: (1) practices that have developed since the issuance of previous guidance concerning the accounting for transfers and servicing of financial assets and extinguishments of liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited.  This guidance must also be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying SPE is no longer relevant for accounting purposes.  Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  The disclosure provisions of this guidance should be applied to transfers that occurred both before and after the effective date of this statement.  The adoption is not currently expected to have a material effect on our financial statements.

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance, as required in the second quarter of 2009.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) modifying previous OTTI guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold.  In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  We adopted this guidance during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only once each year.  We now disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  We adopted this guidance during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued authoritative guidance in regard to (1) determining fair value when the volume and level of activity for the asset or liability has significantly decreased and (2) identifying transactions that are considered not orderly.  This guidance specifically clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The guidance also reaffirms the objective of a fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction.  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  This guidance was adopted and applied prospectively during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

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

Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD, CHIP and FHP.  TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs which are not part of the Medicaid program, such as CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

Our Medicare segment includes stand-alone PDP and MA plans, which include CCP and PFFS plans.

Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by us.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Medicaid premium revenue	$814,111	$771,035	$2,437,048	$2,252,681
Medicare premium revenue	851,920	858,271	2,808,761	2,634,018
Total premium revenue	1,666,031	1,629,306	5,245,809	4,886,699
Investment and other income	1,614	8,126	8,375	33,072
Total revenues	1,667,645	1,637,432	5,254,184	4,919,771

Medicaid medical benefits expense	710,310	686,885	2,091,908	1,919,549
Medicare medical benefits expense	709,883	756,857	2,385,302	2,298,705
Total medical benefits expense	1,420,193	1,443,742	4,477,210	4,218,254
Other expenses	201,520	237,158	703,122	715,263
Total expenses	1,621,713	1,680,900	5,180,332	4,933,517
Income (loss) before income taxes	$45,932	$(43,468)	$73,852	$(13,746)

3. EQUITY-BASED COMPENSATION

The compensation expense recorded, which correspondingly also increased Paid-in-capital, related to our equity-based compensation awards for the three months ended September 30, 2009 and 2008 was $10,534 and $10,440, respectively, and $29,776 and $28,309 for the nine months ended September 30, 2009 and 2008, respectively.  A summary of our restricted stock, restricted stock unit (“RSU”) and option activity for the nine months ended September 30, 2009 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2009	1,165,816	$50.53	4,278,118	$42.75
Granted	813,119	21.04	373,000	22.41
Exercised			(43,157)	9.52
Vested	(260,375)	48.94		
Forfeited and expired	(178,813)	55.52	(1,159,379)	45.30
Option exchange (1)	269,262	26.55	(1,077,960)	48.59
Outstanding at September 30, 2009	1,809,009	39.67	2,370,622	36.26

Exercisable at September 30, 2009	n/a	n/a	1,162,925	37.42

(1)
Certain eligible employees were offered the opportunity to voluntarily exchange any vested or unvested outstanding options with an exercise price of greater than $40.00 per share, for a number of RSUs, which are subject to a new vesting schedule, based on the exchange ratios set forth on Schedule TO, filed on August 17, 2009 with the SEC.  This option exchange was a value-for-value modification and accordingly, incremental compensation expense was not incurred.

As of September 30, 2009, there was $55,504 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years.

4. FAIR VALUE MEASUREMENTS

Fair value measurements apply to all financial assets and liabilities that are being measured and reported on a fair value basis.  Accounting standards require that fair value measurements be classified and disclosed in one of the following three categories:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of September 30, 2009, our investments included municipal note investments with an auction reset feature (“auction rate securities”) that had an aggregate par value of $57,000.  These auction rate securities had auctions that failed during the nine months ended September 30, 2009.  As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent.  We do not believe our auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance and, as a result, did not record any impairment losses for our auction rate securities for the three or nine months ended September 30, 2009.  We have the ability and the present intent to hold the securities until market stability is restored, but as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model.  This model considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., Level 1 data).

The following table includes our assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
Description	September 30, 2009	(Level 1)	(Level 2)		(Level 3)

Investments and Long-term investments:
Available-for-sale securities
Certificates of deposit	$55,541	$55,541	$		$	
Auction rate securities	53,301					53,301
Other municipal variable rate bonds	3,815	3,815				
Total Investments and Long-term investments:	$112,657	$59,356	$			$53,301

Restricted investments:
Available-for-sale securities
Cash	$4,375	$4,375	$		$	
Certificates of deposit	1,721	1,721				
U.S. Government securities	20,848	20,848				
Money market funds	104,377	104,377				
Total Restricted investments	$131,321	$131,321	$		$	

Amounts accrued related to investigation
resolution(1)	$55,448	$ 		$55,448	$	

(1)	These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheet as of September 30, 2009.

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in			Significant
		Active Markets for	Significant Other		Unobservable
		Identical Assets	Observable Inputs		Inputs
Description	December 31, 2008	(Level 1)	(Level 2)		(Level 3)

Investments and Long-term investments:
Available-for-sale securities
Certificates of deposit	$66,187	$66,187	$		$ 
Auction rate securities	54,972				54,972
Other municipal variable rate bonds	3,925	3,925			
Total Investments and Long-term investments:	$125,084	$70,112	$		$54,972

Restricted investments:
Available-for-sale securities
Cash	$5,894	$5,894	$		$ 
Certificates of deposit	1,713	1,713			
U.S. Government securities	19,765	19,765			
Money market funds	171,967	171,967			
Total Restricted investments	$199,339	$199,339	$		$ 

The following table represents our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three months ended September 30, 2009	Nine months ended September 30, 2009

Beginning balance	$51,488	$54,972
Realized gains (losses) in earnings (or changes in net assets)		
Unrealized gains (losses) in other comprehensive income (a)	1,813	2,729
Purchases, issuances and settlements		
Transfers in and/or out of Level 3 (b)		(4,400)
Ending balance at September 30, 2009	$53,301	$53,301

(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,813 to Accumulated other comprehensive loss for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, the net result is an unrealized gain of $2,729 to Accumulated other comprehensive loss.  The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during the third quarter of the 2009.

(b)
A $4,400 auction rate security tranche was redeemed by the issuer at par in February 2009. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2009.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Beginning balance	$ 63,030	$ 
Realized gains (losses) in earning (or changes in net assets)		
Unrealized gains (losses) in other comprehensive income	(1,549)	(5,368)
Purchases, issuances and settlements	(5,450)	(52,475)
Transfers in and/or out of Level 3		113,874
Ending balance at September 30, 2008	$ 56,031	$ 56,031

5. INCOME TAXES

As of September 30, 2009, we have $18,318 of unrecognized tax benefits, a net decrease of $8,329 from $26,647 as of December 31, 2008. This decrease, which relates primarily to the recognition of tax benefits as a result of filing an accounting method change, had no impact on the effective tax rate for the nine months ended September 30, 2009.

Our remaining unrecognized tax benefits at September 30, 2009, of approximately $1,093 and related interest and penalties would favorably impact the effective tax rate if  ultimately realized. We believe it is reasonably possible that our unrecognized tax benefits will not significantly increase or decrease during the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We currently file income tax returns in the U.S. federal jurisdiction and various states. We are currently under examination by the U.S. Internal Revenue Service (“IRS”) for tax year 2007 and to date, no changes have been proposed. The IRS completed its exams on the consolidated income tax returns for the 2004 through 2006 tax years in March 2009.  As a result, our total tax liability decreased $6,414 during the first quarter of 2009.

6. DEBT

We and certain of our subsidiaries were parties to a credit agreement, which was repaid in full in May 2009.

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

    Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349.  The USAO recommended to the Court that the prosecution of us be deferred during the duration of the DPA.  If we have complied with the DPA, within five days of its expiration, the USAO will seek dismissal with prejudice of the Information.

    The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

    In accordance with the DPA, the USAO has filed a statement of facts relating to this matter. As a part of the DPA, we have retained, at our expense, an outside independent monitor (the “Monitor”), for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  Among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

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

    Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80,000, comprised of (a) $35,200 that we paid in August 2008, (b) a payment of $25,000 that we paid in May 2009 and (c) a payment of $19,800 to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three and nine months ended September 30, 2009.  Accordingly, $19,800 remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of September 30, 2009 for amounts payable under the DPA.

    On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10,000 and disgorgement in the amount of one dollar plus post-judgment interest, of which the first two payments have been made. If we fail to pay timely, in full, any amount due under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2009. As of September 30, 2009, $5,000 remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheets related to the Consent and Final Judgment.

 As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division of the United States Department of Justice (the “Civil Division”) and the Office of Inspector General of the U.S. Department of Health and Human Services. Management currently estimates that the remaining liability associated with these matters is approximately $60,000, plus interest. We anticipate these amounts will be payable in installments over a 54-month period.  In accordance with fair value accounting guidance, we discounted the liability and recorded it at its fair value of approximately $55,448.  This amount remains accrued in our Condensed Consolidated Balance Sheet as of September 30, 2009 within the short and long term portions of Amounts accrued related to investigation resolution line items.  The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

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

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this Quarterly Report on Form 10-Q or the Annual Report on Form 10-K.

Class Action and Derivative Lawsuits

Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  On January 23, 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  The court denied the motion on September 28, 2009 and we and the other defendants have until November 13, 2009 to file our answer to the amended consolidated complaint.  Separately, on October 27, 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further seek an order to compel the advancement by us for expenses incurred by the plaintiffs in the proceedings against them without us being permitted to impose the requirement on the plaintiffs of first submitting their expense invoices for review and payment by our directors’ and officers’ insurance carrier for its preliminary review and evaluation. We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements.

Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for Glenn D. Steele, Jr., David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Glenn D. Steele, Jr., Heath Schiesser, David Gallitano and Charles Berg and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint.  On April 28, 2009, in the consolidated state action, the court denied the motion to dismiss the Second Amended Consolidated Complaint.  On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing on May 14, 2009, the court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and the plaintiffs in that action withdrew their request for a hearing to contest that motion. Also, on October 28, 2009, the judge overseeing the consolidated federal action granted a motion that had been filed by several of the individual defendants to transfer responsibility for the case to the judge within the same Court who is overseeing the class action case described in the preceding paragraph. At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

    Statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (“Exchange Act”).  We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Such statements, which may address, among other things, market acceptance of our products and services, expansion into new targeted markets, product development, our ability to finance growth opportunities, our ability to respond to changes in government regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this Quarterly Report on Form 10-Q entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology.  You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances.  We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts.  In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating and non-operating expenses.  A variety of factors may in the future affect our ability to control our medical costs and other operating and non-operating expenses.  These factors include: competition; changes in health care practices; changes in federal or state laws and regulations or their interpretations; inflation; provider contract changes; changes in or terminations of our contracts with government agencies; new technologies; government-imposed surcharges; taxes or assessments; reduction in provider payments by governmental payors; major epidemics; pandemics; disasters; general economic conditions; the cost and availability of financing; and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations.  Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses.  Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums.  Furthermore, if we are unable to accurately estimate incurred but not reported (“IBNR”) medical costs in the current period, our future profitability may be affected.  Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

Overview

    Current Financial Condition

    Current Cash Outlook

We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively; and to cash and investment balances available in our regulated subsidiaries as “regulated cash” and “regulated investments,” respectively.  On September 30, 2009, our total cash and investment balance was $1,171.2 million as compared to a total cash and investment balance of $1,181.9 million as of December 31, 2008.  Of these amounts, $92.7 million and $152.6 million were unregulated cash and investments as of September 30, 2009 and December 31, 2008, respectively, with the balance being comprised of regulated cash and investments.  The primary reasons for the changes in our unregulated cash and investment position from December 31, 2008 to September 30, 2009 was the repayment in full of amounts outstanding under our credit facility, as well as the payment of resolution amounts to the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”), partially offset by dividends received from three of our regulated subsidiaries.

We continue to consider additional dividends from certain of our regulated subsidiaries to increase our unregulated cash balance.  However, we cannot provide any assurances that if we decide to request approval from the applicable state regulatory authorities, to the extent such approvals are required, that the state regulatory authorities will approve the payment of dividends to our non-regulated subsidiaries by our regulated subsidiaries. We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business.  However, we cannot provide any assurances that adverse developments will not impede our ability to do so.

    Repayment in Full of Outstanding Balance Under Credit Facility

In May 2009, we repaid in full the outstanding balance of approximately $152.4 million under our senior secured credit facility.

Financial Impact of the DPA and SEC Settlement

    As previously disclosed, on May 5, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with USAO and the Florida Attorney General’s Office.  The DPA has resolved previously disclosed investigations by the USAO and the Florida Attorney General’s Office. Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80.0 million, comprised of (a) $35.2 million that we paid in August 2008, (b) a payment of $25.0 million that we paid in May 2009 and (c) a payment of $19.8 million to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three or nine months ended September 30, 2009.  Therefore, $19.8 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of September 30, 2009 for amounts payable under the DPA.

    As part of the DPA, we also retained, at our expense, an outside independent monitor (the “Monitor”) for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us.  At this time we cannot estimate the costs that we will incur in connection with the implementation of any remedial measures recommended by the Monitor; such costs, if any, could be significant.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

    On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first two installments have been made. If we fail to pay timely, in full, any amount due under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statement of Operation for the three months ended September 30, 2009. As of September 30, 2009, $5.0 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet related to the Consent and Final Judgment.

Remaining Civil Division and OIG Investigations

As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division of the United States Department of Justice (“the “Civil Division”) and the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”).  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million, plus interest. We anticipate these amounts will be payable in installments over a 54-month period.  In accordance with fair value accounting guidance, we discounted the liability and recorded it at its fair value of approximately $55.4 million.  This amount remains accrued in our Condensed Consolidated Balance Sheet as of September 30, 2009 within the short and long term portions of Amounts accrued related to investigation resolution line items.

The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

Investigation Related Costs

As previously disclosed, we have expended significant financial resources in connection with the investigations and related matters.  Since the inception of these investigations through September 30, 2009, we have spent a total of approximately $157.0 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses.  Approximately $9.0 million and $32.9 million were incurred in the three months and nine months ended September 30, 2009, respectively.

We expect to continue incurring additional costs in connection with the governmental and Company investigations, compliance with the DPA and related matters during the remainder of 2009 and into 2010.  Although investigation related costs overall have gradually declined, we can provide no assurance that such costs will not be significant or increase in the future.  These include, among others, anticipated costs associated with the retention of the Monitor and implementation of any recommendations, as discussed above, as well as anticipated costs related to the class action lawsuit and efforts of the Special Litigation Committee in connection with the ongoing shareholder derivative actions.

    Business and Financial Outlook

    In April 2009, the federal Centers for Medicare & Medicaid Services (“CMS”) announced final 2010 Medicare Advantage (“MA”) payment rates which are approximately 4.5% below 2009 rates.  Although these rates reflect approximately a 21% physician rate cut based upon the sustainable growth rate formula as enacted in the Balanced Budget Act of 1997, historically, Congress has postponed the physician rate cuts implicit in MA rates.  Our 2010 product offerings assume the physician rate cut is postponed.  We continue to closely monitor potential CMS and congressional actions that may impact the physician rate cut and our MA rates.

    For 2010 and thereafter, CMS has changed the process, known as the Medicare Secondary Payer process, used by MA organizations for members with secondary health care coverage and coordination of benefits.  Overall, these changes may result in a reduction in Medicare revenues to MA health plans that are not entirely offset by reductions in medical expense. Incremental administrative costs will be incurred as MA health plans will need to enhance the third-party liability processes, data collection upon initial enrollment, enrollment reconciliation, customer service, claims payment, provider relations, and other activities to preserve revenue and not pay claims out of turn where another carrier has a primary liability.  We are continuing to evaluate the impact of this new process on our operations.

    In February 2009, CMS notified us that, effective March 7, 2009, we were sanctioned through a suspension of marketing of, and enrollment into, all lines of our Medicare business.  CMS’s determination was based on findings of deficiencies in our compliance with Medicare regulations related to marketing activities, enrollment and disenrollment operations, appeals and grievances, timely and proper responses to beneficiary complaints and requests for assistance and marketing and agent/broker oversight activities.  In response to the CMS suspension, we made certain changes to our Medicare marketing sales force and launched a company-wide initiative to analyze the processes and procedures for each of the issues identified by CMS in an effort to comply fully with CMS requirements going forward.  In late June 2009, we submitted to CMS a report on our remediation efforts and the results of third-party validations of our remediation efforts.  During September and October, 2009, we responded to a further request from CMS for additional information and continued to work with CMS to provide all requested information.

    On November 3, 2009, we received written notification from CMS that it had determined that we had satisfactorily addressed the deficiencies that formed the basis for the CMS sanction, and that CMS released us from its marketing and enrollment sanction.   Effective November 3, 2009, we may begin marketing our Medicare plans for the 2010 contract year and we may begin enrolling beneficiaries on November 15, 2009 for the 2010 contract year.  CMS also notified us that it will subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the upcoming enrollment periods.  Even though CMS lifted the sanction against us, we currently expect that our inability to perform marketing activities to Medicare beneficiaries or enroll new Medicare beneficiaries during the sanction will have a material adverse impact on our Medicare premium revenue for the remainder of 2009, 2010 and potentially beyond.  See "Risk Factors – CMS will subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the upcoming open enrollment periods" in this Form 10-Q for additional information regarding the risks associated with CMS’ targeted monitoring and heightened surveillance of us.

    On June 1, 2009, we notified CMS that we do not intend to renew our contracts to participate in the MA private fee-for-service (“PFFS”) program in 2010 or beyond.  Our PFFS business represents approximately 31% of our Medicare segment revenue for the nine months ended September 30, 2009; accordingly our exit of this line of business will cause our Medicare revenue to decline in 2010.  We anticipate that the withdrawal from the PFFS business may provide approximately $40.0 million to $60.0 million in unregulated cash from the dividend of surplus capital that we currently believe we will benefit from no sooner than 2011. The dividend of surplus capital by the applicable insurance entities, including the timing and amount, is subject to a variety of factors. Those factors include the ultimate financial performance of the PFFS business as well as the financial performance of other lines of business that operate in those insurance entities, approval from regulatory agencies and potential changes in regulatory capital requirements. For example, our current estimate of $40.0 million to $60.0 million has declined from previous estimates because the financial performance of the insurance entities that underwrite the PFFS business has worsened during the year.

    In 2010, we will continue to serve our current members in our PDP program in 49 states and the District of Columbia, and our MA Coordinated Care Plans (“CCP”) in 12 states. For 2010, we will be below the CMS benchmarks in 19 regions, including the following eight new regions: Arizona, Central New England (Connecticut, Massachusetts, Rhode Island and Vermont), Louisiana, Mississippi, Missouri, New York, Oklahoma and Virginia.  As mentioned previously, the CMS sanctions precluded us from marketing our plans and enrolling new members, including low income subsidy auto-assignments, into our stand-alone PDP. Accordingly, our revenues generated from our stand-alone PDP may decrease significantly in 2010.  With respect to our PDP plans, as a result of the sanction we are not eligible to be auto-assigned low income subsidy dual eligible beneficiaries for January 2010 membership.  With the sanctions resolved, we are eligible for new voluntary enrollment for January 1, 2010 and we are eligible for low income subsidy auto-assigned membership beginning in February 2010. Unrelated to the CMS sanctions, we have decided to exit the Medicare PDP program in Wisconsin for 2010, and auto-assigned PDP membership in Wisconsin will be re-assigned to other plans.

    Currently, the Obama Administration and the U.S. Congress are debating various alternatives for reforming the American health care system, including the reduction of payments under MA.  As part of this debate they are reviewing alternative structures for MA payments.  While the legislative and regulatory process is continuing to progress and new as well as modified proposals are being presented in Congress, we expect revisions to the current system to put pressure on operating results, decrease benefits and/or increase member premiums.

    Additionally, health reforms proposed by the Obama Administration and being considered by the U.S. Congress could contain several challenges as well as opportunities for our Medicaid business.  We anticipate the reforms, if ultimately adopted by the U.S. Congress, could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets are strained due to economic conditions and existing federal financing for current populations.  As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether these reform efforts will have a positive or negative impact on our Medicaid profitability.

    Stimulus funds for Medicaid in the American Recovery and Reinvestment Act of 2009 are anticipated to end in 2010 leaving certain states with sizable projected budget gaps in their Medicaid programs.  Absent additional federal assistance, these states may be under pressure to raise revenue, reduce provider payments, reduce benefits or a combination of the above.  We continue to evaluate the impact proposed alternatives could have on our business and will take action as appropriate.  For example, one state that might be affected is Florida.  According to the State of Florida’s Long Range Financial Outlook Fiscal Year 2010-2011 through 2012-2013 report, the state anticipates a number of budget challenges in the coming years.  This report notes that, “Overall, the General Revenue Fund is solvent for Fiscal Year 2009-10, but has projected shortfalls in each of the three planning years despite the significant revenue growth projected for those years.”

    General Economic, Political and Financial Market Conditions

    As previously disclosed, government funding continues to be a significant challenge to our business, particularly in light of the current economic conditions.  Many of our products received a rate increase less than the medical cost trend for 2009 and we expect this may continue in 2010.

Business Rationalization and Organizational Realignment

    Our fundamental objective is to provide our members with efficient and effective access to health care to promote their long-term health and well-being, while maintaining a sustainable rate of return.  We continue to evaluate various strategic alternatives to address the ongoing challenges to, and changes in, our business and regulatory environment, competitive position and financial resources, including, reducing enrollment levels, exiting existing lines of business, service areas, or markets and/or disposing of assets.  For example, we have withdrawn from the Florida Medicaid reform programs effective July 1, 2009, after Florida notified us that it was reducing our reimbursement rates.  In addition, in May 2009 we announced a realignment of our organization to respond to changing business conditions and to strengthen our position in government-sponsored health care programs. As part of this realignment, we announced workforce reductions related to the streamlining of reporting relationships, consolidation of an operating division, reorganization of some activities, and our withdrawal in 2010 from MA PFFS plans, as discussed above. These changes affected approximately 360 associates. These efforts reflect our focus on achieving administrative efficiencies and maintaining a competitive cost structure. Each associate affected by this action received severance pay and outplacement support.

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

Basis of Presentation

Segments

    We have two reportable business segments: Medicaid and Medicare.

Medicaid

    Medicaid was established to provide medical assistance to low-income and disabled persons.  It is state operated and implemented, although it is funded and regulated by both the state and federal governments.  Our Medicaid segment includes plans for beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs, Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs.  TANF generally provides assistance to low-income families with children and SSI generally provides assistance to low-income ABD individuals.  Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

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

Membership

    The following table summarizes our membership by segment and line of business.

	As of September 30,
	2009	2008
Medicaid
TANF	1,072,000	1,031,000
CHIP	158,000	180,000
SSI and ABD	78,000	64,000
FHP	14,000	26,000
	1,322,000	1,301,000

Medicare
MA	240,000	240,000
PDP	768,000	989,000
	1,008,000	1,229,000
Total	2,330,000	2,530,000

    We enter into contracts with government agencies that administer health benefits programs.  These contracts generally are subject to renewal every one to four years.  We receive premiums from state and federal agencies for the members that are assigned to or have selected us to provide health care services under each benefit program.  The amount of premiums we receive for each member varies according to the government program, the member’s health status, age, gender and geographic location.  The premiums are subject to periodic adjustments and, in some cases, minimum health care spending requirements.

Medical Benefits Expense

    Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members.  As our profits are a small fraction of the revenue we receive, relatively small changes in our medical benefits ratio (“MBR”), the ratio of our medical benefits expense to the premiums we receive, can create significant changes in our financial results.  Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive.  Our arrangements with providers primarily fall into three broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member; risk-based arrangements, pursuant to which we assume a portion of the risk for the cost of health care provided; and fee-for-service, where we pay the provider for medical services performed.  Other components of medical benefits expense are variable and require estimation and ongoing cost management.

    Estimation of medical benefits payable is our most significant critical accounting estimate.  See “Critical Accounting Policies” below.

    We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, case and disease management programs, reinsurance and member co-payments.  National health care costs have been increasing at a higher rate than the general inflation rate. Changes in health care laws, regulations and practices, levels of use of health care services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

    One of our primary tools for measuring profitability is our MBR.  Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to IBNR claims.  We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers.  Although MBR plays an important role in our business strategy, we may, for example, be willing to enter into new markets and/or enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Critical Accounting Policies

    In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the accounting policies discussed below are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and beyond our control.

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

    Premium payments that we receive are based upon eligibility lists produced by our government clients.  From time to time, our client may require us to reimburse it for premiums that we received based on an eligibility list that the client later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours.  These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was received.  We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactive adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information.    Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.  For example, CMS employs a risk-adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.  The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  Under this risk-adjustment methodology, diagnosis data from medical services are used to calculate the risk-adjusted premium payment to us.  We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines.  We continually estimate risk-adjusted revenues based upon membership claim activity and the diagnosis data submitted to, and that which is ultimately accepted by, CMS and record such adjustments in our results of operations.  However, due to the variability of the assumptions that we use in our estimates, our actual results may differ from the amounts that we have estimated.  If our estimates are materially incorrect, there may be a favorable or an adverse effect on our results of operations in future periods. CMS also has the authority to review diagnosis data subsequent to acceptance and retroactively adjust premiums based on their review. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.

We estimate the amounts due to or from CMS for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience and such amounts are included in our results of operations as adjustments to premium revenues. Risk corridor estimates may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received.  In addition, certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency and such amounts are also included in our results of operations as reduction to premium revenue.

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

    The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us.  For example, from 2004 to 2008, we grew at a rapid pace, through the expansion of existing products and introduction of new products, such as Part D and PFFS, and entry into new geographic areas, such as Georgia.  The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas.  Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability.  This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid.  Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience.  With more reliable data, we should be able to estimate more closely the ultimate claims payment amounts; therefore during such periods, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

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

    Many aspects of the managed care business are not predictable.  These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies).  Therefore, we must rely upon historical experience, as continually monitored, to reflect the ever-changing member mix and utilization in our trend assumptions.  Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis.  These considerations are aggregated in the trend in medical benefits expense.  Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, epidemics and pandemics may affect medical cost trends.  Other internal factors such as system conversions and claims processing interruptions may affect our ability to accurately estimate historical completion factors or medical cost trends.  Medical cost trends potentially are more volatile than other segments of the economy.  Management is required to use considerable judgment in the selection of medical benefits expense trends and other actuarial model inputs.

    Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements.  We record reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers.  In these instances, we may be required to honor these obligations for legal or business reasons.  Such losses have not been significant, and based on our current assessment of providers under contract with us, are not expected to be significant.

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

    We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  We have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of September 30, 2009.

    Amounts accrued related to investigation resolution.  Amounts accrued related to the resolution of certain of the governmental investigations represent amounts agreed to and estimated for the ultimate resolution of matters under review by certain government agencies.  The recorded amounts are determined based on the current status of the particular agency’s investigation and include the remaining unpaid balance of resolved matters, as well as Management’s best estimate of the remaining probable losses associated with matters in which we are still engaged in resolution discussions.  The entire amount payable related to the investigation resolution has been recorded at fair value.  Amounts payable within one year are classified as current and the remaining balance is classified as long-term in our Condensed Consolidated Balance Sheets.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data, expressed as a percentage of total revenues for each period indicated.  The historical results are not necessarily indicative of results to be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Statement of Operations Data:
Revenues:
Premium	99.9%	99.5%	99.8%	99.3%
Investment and other income	0.1%	0.5%	0.2%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Medical benefits	85.2%	88.2%	85.2%	85.7%
Selling, general and administrative	11.7%	14.0%	13.0%	14.0%
Depreciation and amortization	0.4%	0.3%	0.3%	0.3%
Interest	0.0%	0.2%	0.1%	0.2%
Total expenses	97.3%	102.7%	98.6%	100.3%
Income (loss) before income taxes	2.7%	(2.7)%	1.4%	(0.3)%
Income tax expense (benefit)	1.0%	(1.5)%	0.9%	(0.2)%
Net income (loss)	1.7%	(1.2)%	0.5%	(0.1)%

Three- and Nine-Month Periods Ended September 30, 2009 Compared to the Three- and Nine-Month Periods Ended September 30, 2008

    Premium revenue.  Premium revenue for the three months ended September 30, 2009 increased $36.7 million, or 2.3%, to $1,666.0 million from $1,629.3 million for the same period in the prior year.  For the nine months ended September 30, 2009, premium revenues increased $359.1 million, or 7.3%, to approximately $5,245.8 million from approximately $4,886.7 million for the same period in the prior year.  Total membership decreased by approximately 200,000 members from 2,530,000 as of September 30, 2008 to 2,330,000 as of September 30, 2009.

 The Medicaid segment premium revenue for the three months ended September 30, 2009 increased $43.1 million, or 5.6%, to $814.1 million from $771.0 million for the same period in the prior year.  For the nine months ended September 30, 2009, Medicaid segment premium revenue increased $184.4 million, or 8.2%, to $2,437.0 million from $2,252.7 million for the same period in the prior year.  The increase in Medicaid segment revenue is primarily due to the inclusion of operations for the Hawaii ABD program during the three and nine months ended September 30, 2009, which was not present for the same periods in the prior year.  This increase was partially offset by a loss of membership in Florida and the Ohio ABD program, with the remaining change due to the demographic mix of our members. Aggregate membership in our Medicaid segment grew by approximately 21,000 members, or 1.7%, from 1,301,000 as of September 30, 2008 to 1,322,000 as of September 30, 2009.

	Medicaid Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$814.1	$771.0	$2,437.0	$2,252.7
% of Total Premium Revenues	48.9%	47.3%	46.5%	46.1%

Membership	1,322,000	1,301,000	1,322,000	1,301,000
% of Total Membership	56.7%	51.4%	56.7%	51.4%

The Medicare segment premium revenue for the three months ended September 30, 2009 decreased $6.4 million, or 0.7%, to $851.9 million from $858.3 million for the same period in the prior year.  For the nine months ended September 30, 2009, Medicare segment premium revenue increased $174.8 million, or 6.6%, to $2,808.8 million from $2,634.0 million for the same period in the prior year.  The increase in Medicare segment revenue is primarily due to the demographic mix of our members as well as growth in our MA CCP and PFFS plans, partially offset by a loss in PDP membership of approximately 221,000 members.  Membership within the Medicare segment decreased by approximately 221,000 members, or 18.0%, from 1,229,000 as of September 30, 2008 to 1,008,000 as of September 30, 2009.

	Medicare Revenues and Membership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$851.9	$858.3	$2,808.8	$2,634.0
% of Total Premium Revenues	51.1%	52.7%	53.5%	53.9%

Membership	1,008,000	1,229,000	1,008,000	1,229,000
% of Total Membership	43.3%	48.6%	43.3%	48.6%

Investment and other income.  Investment and other income for the three months ended September 30, 2009 decreased $6.5 million, or 80.1%, to $1.6 million from $8.1 million for the same period in the prior year.  For the nine months ended September 30, 2009, Investment and other income decreased $24.7 million, or 74.7%, to $8.4 million from $33.1 million for the same period in the prior year.  The decrease was primarily due to reduced market rates on lower average investment and cash balances.

Medical benefits expense.  Medical benefits expense for the three months ended September 30, 2009 decreased $23.5 million, or 1.6%, to $1,420.2 million from $1,443.7 million for the same period in the prior year.  For the nine months ended September 30, 2009, medical benefits expense increased $259.0 million, or 6.1%, to approximately $4,477.2 million from $4,218.3 million for the same period in the prior year.  The MBR was 85.2% and 88.6% for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, the MBR was 85.3% compared to 86.3% for the same period in the prior year.

	Medical Benefits Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Dollars in millions)
Medical Benefits Expense	$1,420.2	$1,443.7		$4,477.2	$4,218.3
IBNR adjustment		(92.8	)(1)		(92.8	)(1)
Medical Benefits Expense as adjusted		$1,350.9			$4,125.5
MBR as reported	85.2%	88.6%		85.3%	86.3%
MBR as adjusted		82.9%			84.4%

(1)
We believe that Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three and nine months ended September 30, 2008 if we had timely filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”). Due to the delay in filing our 2007 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medical Benefits Expense for the three and nine months ended September 30, 2008 is approximately $92.8 million higher than it would have otherwise been if we had filed our 2007 10-K on time, which resulted in an unfavorable impact on MBR. Consequently, we believe that Medical Benefits Expense as adjusted for the three and nine months ended September 30, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

The Medicaid segment medical benefits expense for the three months ended September 30, 2009 increased $23.4 million, or 3.4%, to $710.3 million from $686.9 million for the same period in the prior year.  For the nine months ended September 30, 2009, Medicaid medical benefits expense increased $172.4 million, or 9.0%, to $2,091.9 million from $1,919.5 million for the same period in the prior year.  The Medicaid MBR for the three months ended September 30, 2009 was 87.2% compared to 89.1% for the same period in the prior year.  For the nine months ended September 30, 2009, the Medicaid MBR was 85.8% compared to 85.2% for the same period in the prior year.

	Medicaid Medical Benefits Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Dollars in millions)
Medicaid Medical Benefits Expense	$710.3	$686.9		$2,091.9	$1,919.5
IBNR adjustment		(39.5	)(1)		(39.5	)(1)
Medicaid Medical Benefits Expense as adjusted		$647.4			$1,880.0
MBR as reported	87.2%	89.1%		85.8%	85.2%
MBR as adjusted		84.0%			83.5%

(1)
We believe that Medicaid Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three and nine months ended September 30, 2008 if we had timely filed our 2007 10-K. Due to the delay in filing our 2007 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicaid Medical Benefits Expense for the three and nine months ended September 30, 2008 is approximately $39.5 million higher than it would have otherwise been if we had filed our 2007 10-K on time and utilized our actuarially determined estimates versus actual claims paid that subsequently became available, which resulted in an unfavorable impact on MBR. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the three and nine months ended September 30, 2008, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicaid Medical Benefits Expense.

The Medicaid segment medical benefits expense for the three months ended September 30, 2009 increased $62.9 million, or 9.7%, to $710.3 million from $647.4 million as adjusted for the same period in the prior year. For the nine months ended September 30, 2009, Medicaid medical benefits expense increased $211.8 million, or 11.3%, to approximately $2,091.9 million from approximately $1,880.0 million as adjusted for the same period in the prior year. This increase was due to the growth in membership primarily in the Hawaii ABD program, which accounted for approximately $76.0 million and $199.7 million for the three and nine months ended September 30, 2009, respectively.  The changes in the utilization patterns of our members in our other markets accounted for the remaining change. The Medicaid MBR for the three months ended September 30, 2009 was 87.2% compared to 84.0% as adjusted for the same period in the prior year.  For the nine months ended September 30, 2009, the Medicaid MBR was 85.8% compared to 83.5% as adjusted for the same period in the prior year. The increase in MBR is primarily the result of higher costs associated with the Hawaii business as well as premium rate increases during the past year that were below our medical cost trend, or in some cases, rate decreases.

The Medicare segment medical benefits expense for the three months ended September 30, 2009 decreased $47.0 million, or 6.2%, to $709.9 million, from $756.9 million for the same period in the prior year.  For the nine months ended September 30, 2009, Medicare medical benefits expense increased $86.6 million, or 3.8%, to $2,385.3 million from $2,298.7 million for the same period in the prior year.  The Medicare MBR for the three months ended September 30, 2009 was 83.3% compared to 88.2% for the same period in the prior year.  For the nine months ended September 30, 2009, the Medicare MBR was 84.9% compared to 87.3% for the same period in the prior year.

	Medicare Medical Benefits Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Dollars in millions)
Medicare Medical Benefits Expense	$709.9	$756.9		$2,385.3	$2,298.7
IBNR adjustment		(53.4	)(1)		(53.4	)(1)
Medicare Medical Benefits Expense as adjusted		$703.5			$2,245.3
MBR as reported	83.3%	88.2%		84.9%	87.3%
MBR as adjusted		82.0%			85.2%

(1)
We believe that Medicare Medical Benefits Expense as adjusted for the quarter ended September 30, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the three and nine months ended September 30, 2008 if we had timely filed our 2007 10-K. Due to the delay in filing our 2007 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it would have normally. The most directly comparable GAAP measure is Medicare Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicare Medical Benefits Expense for the three and nine months ended September 30, 2008 is approximately $53.4 million higher than it would have otherwise been if we had filed our 2007 10-K on time and utilized our actuarially determined estimates versus actual claims paid that subsequently became available, which resulted in an unfavorable impact on MBR. Consequently, we believe that Medicare Medical Benefits Expense as adjusted for the three and nine months ended September 30, 2008, which is based on our actuarially-determined estimate, will better facilitate a year over year comparison of our Medicare Medical Benefits Expense.

 Medicare segment medical benefits expense as adjusted for the three months ended September 30, 2009 increased $6.4 million, or 0.9%, to $709.9 million from $703.5 million for the same period in the prior year. Medicare segment medical benefits expense as adjusted for the nine months ended September 30, 2009 increased $140.0 million, or 6.2%, to $2,385.3 million from $2,245.3 million for the same period in the prior year. The Medicare MBR for the three months ended September 30, 2009 was 83.3 % compared to the 82.0% Medicare MBR as adjusted for the same period in the prior year. The Medicare MBR for the nine months ended September 30, 2009 was 84.9% compared to the 85.2% Medicare MBR as adjusted for the same period in the prior year.  The decrease was driven by an unfavorable variance in PDP MBR and unfavorable MA PFFS plan performance.  As previously discussed, we are withdrawing from offering PFFS plans at the end of this year.  The overall decrease was partially offset by the demographic mix of our members.

Selling, general and administrative expense.  SG&A expense for the three months ended September 30, 2009 decreased $33.5 million, or 14.6%, to $195.3 million from $228.8 million for the same period in the prior year.  For the nine months ended September 30, 2009, SG&A expense decreased $8.6 million, or 1.2%, to $681.7 million from $690.3 million for the same period in the prior year.  Our SG&A expense to revenue ratio (“SG&A ratio”) was 11.7% for the three months ended September 30, 2009 compared to 14.0% for the same period in the prior year.  For the nine months ended September 30, 2009, our SG&A ratio was 13.0% compared to 14.0% for the same period in the prior year.  The reduction in SG&A expense for the three and nine months ended September 30, 2009 compared to same period in 2008 was driven by decreased legal, professional, and retention expenses consequential to the governmental and Company investigations of $14.0 and $54.1 million, respectively, lower sales and marketing costs caused by the CMS sanction and reduced Florida Medicaid sales costs.  Since the CMS sanction was lifted on November 3, 2009, our usual marketing time frame has been condensed.  Accordingly, we believe our sales and marketing costs related to the CMS enrollment periods will be more concentrated in the fourth quarter of 2009.  For the three and nine months ended, September 30, 2009, the lower SG&A was partially offset by an increase in expense related to the resolution of certain of the government investigations in the amount of approximately $0.5 million and $60.2 million, respectively, as well as investments to improve operating efficiency and effectiveness and to remediate issues in conjunction with the CMS sanction.

	Selling, General and Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
SG&A	$195.3	$228.8	$681.7	$690.3
SG&A expense to total revenue ratio	11.7%	14.0%	13.0%	14.0%

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2009 increased $0.5 million, or 8.7%, to $5.9 million from $5.4 million for the same period in the prior year.  For the nine months ended September 30, 2009, depreciation and amortization expense increased $1.8 million, or 11.3%, to $17.5 million from $15.8 million for the same period in the prior year.

Interest expense.  Interest expense was $0.4 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $9.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease resulted from our repayment in full of the outstanding balance under our senior secured credit facility.

Income tax expense (benefit).  Income tax expense for the three months ended September 30, 2009 was $17.3 million compared to $25.3 million income tax benefit for the same period in the prior year, with an effective tax rate of 37.6% and 58.2% at September 30, 2009 and 2008, respectively. The change in the effective tax rate is attributed to certain non-deductible compensation costs incurred in 2008, that were not incurred again in 2009. Income tax expense for the nine months ended September 30, 2009 was $45.1 million with an effective tax rate of 61.1% as compared to $8.0 million income tax benefit for the same period in the prior year with an effective tax rate of 58.2%.  The effective tax rate for the nine month period remained relatively stable and was higher than the statutory rate due primarily to non-deductible amounts accrued in both periods related to certain investigation related matters.

	Income Tax Expense (Benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Income tax expense (benefit)	$17.3	$(25.3)	$45.1	$(8.0)
Effective tax rate	37.6%	58.2%	61.1%	58.2%

Net income (loss).  Net income for the three months ended September 30, 2009 was $28.7 million, compared to $18.2 million of net loss for the same period in the prior year.  For the nine months ended September 30, 2009, net income was $28.7 million compared to $5.7 million of net loss for the same period in the prior year.  The increase in net income when comparing the three and nine months ended September 30, 2009 and 2008 is due primarily to premium revenue growth, a slight improvement in our MBR, as well as decreased SG&A expenses as discussed above.

	Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions, except share data)
Net income (loss)	$28.7	$(18.2)	$28.7	$(5.7)
Net income (loss) per diluted share	$0.68	$(0.44)	$0.68	$(0.14)

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

    The primary sources of cash for our non-regulated subsidiaries are management fees received from our regulated subsidiaries, investment income and dividends from our regulated subsidiaries.  Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services and information technology.  Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries and the repayment of our credit facility.

    Cash Positions

At September 30, 2009, we had an unregulated cash and investment balance of approximately $92.7 million and a working capital position of approximately $517.1 million, which represents total current assets less total current liabilities.  During the nine months ended September 30, 2009, we received $109.4 million in dividends from three of our regulated subsidiaries.  We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business.  However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members.  Further, there may be other potential adverse developments that could impede our ability to meet our obligations.

We continue to consider additional dividends from certain of our regulated subsidiaries to the extent that we are able to access available excess capital.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) for further discussion of such items in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Capital and Restrictions on Dividends and Management Fees.”

Our ability to obtain financing has been, and continues to be, materially and negatively affected by a number of factors.  The turmoil in the credit markets, market volatility, the deterioration in the soundness of certain financial institutions and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably.  These circumstances have materially adversely affected liquidity in the financial markets, making terms for certain financings unattractive, and in some cases have resulted in the unavailability of financing.  We also believe the uncertainty created by our remaining ongoing governmental investigations, and the related pending litigation, continues to negatively impact our ability to obtain financing. In light of the current and evolving credit market crisis and the uncertainty created by the ongoing investigations, we may not be able to obtain financing.  Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous. Our unregulated cash would also be reduced materially if Florida regulators were to require certain of our intercompany loan arrangements, which total approximately $50.0 million, to be repaid.  We may seek credit financing if and when it becomes available at reasonable terms.

    Auction Rate Securities

    As of September 30, 2009, all of our long-term investments were comprised of municipal note investments with an auction reset feature.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an investment grade credit rating.

    Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see “Part I – Item 1A: Risk Factors – Risks Related to Our Financial Condition” included in our 2008 10-K.

Overview of Cash Flow Activities

    Cash and cash equivalents decreased to $1,171.2 million at September 30, 2009 from $1,176.3 million at September 30, 2008. For the nine months ended September 30, 2009 and 2008 our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$69.5	$170.0
Net cash provided by (used in) investing activities	72.5	(8.8)
Net cash (used in) provided by financing activities	(152.7)	6.7

    Cash provided by Operating Activities:  Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims.  Cash used in operations primarily consisted of an increase in Premiums and other receivables of $10.1 million, a decrease in Unearned premiums of $60.5 million and a decrease in Other accrued expenses of $66.5 million.  Cash provided by operations consisted primarily of an increase in medical benefits payable of $91.7 million, an increase in amounts accrued related to the investigation resolution of $30.2 million and a decrease in Other receivables from government partners of $40.1 million,.

    Cash provided by (used in) Investing Activities:  During the nine months ended September 30, 2009, investing activities consisted primarily of the net proceeds from the maturity of restricted investments totaling approximately $67.7 million and the net proceeds from the sale and maturities of investments totaling approximately $14.7 million, partially offset by the purchases of additions to property and equipment totaling approximately $9.9 million.

    Cash (used in) provided by Financing Activities:  Included in financing activities is primarily the outstanding amount of $152.8 million that was repaid in full under the credit facility on its due date.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2009, we had short-term investments classified as current assets of $59.4 million, long-term investments of $53.3 million and restricted investments on deposit for licensure and collateralizing performance bonds of $131.3 million.  The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale.  Long-term assets consist of municipal note investments with an auction reset feature that are not currently redeemable at par.  Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements.  The restricted investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1.0% increase in market interest rates at September 30, 2009 the fair value of our fixed income short term investments would decrease by less than $0.1 million.  Similarly, a 1.0% decrease in market interest rates at September 30, 2009 would result in an increase of the fair value of our short term investments of less than $0.6 million.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”).  Based on the evaluation, our CEO and CFO concluded that, as of September 30, 2009, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls over financial reporting will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

    Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349.  The USAO recommended to the Court that the prosecution of us be deferred during the duration of the DPA.  If we have complied with the DPA, within five days of its expiration, the USAO will seek dismissal with prejudice of the Information.

    The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

    In accordance with the DPA, the USAO has filed a statement of facts relating to this matter.  As a part of the DPA, we have retained, at our expense, an outside independent monitor (the “Monitor”), for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  Among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

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

    Pursuant to the terms of the DPA, we agreed to pay to the USAO a total of $80.0 million, comprised of (a) $35.2 million that we paid in August 2008, (b) a payment of $25.0 million that we paid in May 2009 and (c) a payment of $19.8 million to be made no later than December 31, 2009.  These amounts were previously accrued in our financial statements for the year ended December 31, 2007; accordingly, there was no incremental expense recorded in association with these matters during the three and nine months ended September 30, 2009.  Accordingly, $19.8 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of September 30, 2009 for amounts payable under the DPA.

    On May 18, 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first two payments have been made. If we fail to pay timely, in full, any amount due under the Consent and Final Judgment, all outstanding amounts (including post-judgment interest), minus any payments already made, will immediately become due and payable. These amounts were previously included in the range of probable losses determined by management’s best estimate and recorded in our March 31, 2009 financial statements.  Accordingly, there was no incremental expense recorded in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2009. As of September 30, 2009, $5.0 million remains accrued within the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheets related to the Consent and Final Judgment.

    As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division the OIG.  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million plus interest. We anticipate these amounts will be payable in installments over a 54-month period.   In accordance with fair value accounting guidance, we discounted the liability and recorded it at its fair value of approximately $55.4 million.  The final timing, terms and conditions of a civil resolution may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.

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

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this Quarterly Report on Form 10-Q or the Annual Report on Form 10-K.

Class Action and Derivative Lawsuits

Putative class action complaints were filed on October 26, 2007 and on November 2, 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act, as amended.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued on March 11, 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  On October 31, 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  On January 23, 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  The court denied the motion on September 28, 2009 and we and the other defendants have until November 13, 2009 to file our answer to the amended consolidated complaint.  Separately, on October 27, 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further seek an order to compel the advancement by us for expenses incurred by the plaintiffs in the proceedings against them without us being permitted to impose the requirement on the plaintiffs of first submitting their expense invoices for review and payment by our directors’ and officers’ insurance carrier for its preliminary review and evaluation.  We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements.

Five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for Glenn D. Steele, Jr., David Gallitano, D. Robert Graham, Heath Schiesser and Charles Berg and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Glenn D. Steele, Jr., Heath Schiesser, David Gallitano and Charles Berg and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint on April 7, 2008.  On October 31, 2008, amended complaints were filed in the federal court and the state court derivative actions.  On December 30, 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered on March 30, 2009 in the consolidated federal action, the court denied the motions to dismiss the Second Amended Consolidated Complaint.  On April 28, 2009, in the consolidated state action, the court denied the motion to dismiss the Second Amended Consolidated Complaint.  On April 29, 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  On May 1, 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing on May 14, 2009, the court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and the plaintiffs in that action withdrew their request for a hearing to contest that motion. Also, on October 28, 2009, the judge overseeing the consolidated federal action granted a motion that had been filed by several of the individual defendants to transfer responsibility for the case to the judge within the same Court who is overseeing the class action case described in the preceding paragraph. At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.

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

Item 1A.   Risk Factors.

    Set forth below are material updates to the risk factors disclosed in “Part I – Item 1A – Risk Factors” of our 2008 10-K.

The DPA requires us to retain an independent monitor at our expense for a period of 18 months which could divert management’s time from the operation of our business and which could materially adversely affect our results of operations.

    We have retained an independent monitor (the “Monitor”) for a period of 18 months from his retention in August 2009, at our expense. The Monitor was selected by the USAO after consultation with us. Operating under the oversight of the Monitor may result in substantial burdens on our management, as well as hinder our ability to attract and retain qualified associates. We currently cannot estimate the costs that we are likely to incur in connection with the retention of the Monitor, including costs related to implementing any remedial measures recommended by the Monitor. In addition, the Monitor may recommend significant changes to our policies and procedures, the consequences of which we are unable to predict. Our business and results of operations could be materially adversely affected by any such costs, remedial measures and/or changes to our policies and procedures.

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

CMS will subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the upcoming open enrollment periods.

    In connection with its removal of the marketing and enrollment sanction CMS informed us that it will subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the upcoming open enrollment periods (i.e., the Annual Open Election Period (AEP) and the Medicare Advantage Open Enrollment Period (OEP)). In addition, CMS stated that it will be frequently asking us for specific data to provide CMS with assurance that the deficiencies that were the basis for the sanction are not likely to recur.  These requests may impose additional administrative burdens on us to provide the information necessary to allow CMS to evaluate our ongoing compliance, which could ultimately increase our SG&A expenses.  If any of the underlying deficiencies that formed the basis for the CMS sanction recur, including if we fail to be responsive to CMS or to comply with CMS timeliness requirements for responding to beneficiary complaints, we will be subject to the remedies available to CMS under law, including the imposition of additional sanctions or penalties, contract nonrenewal or termination, as described in 42 C.F.R. Parts 422 and 423, Subparts K and O, which could have a material adverse effect on us.

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

    For example, on September 17, 2009, Heath G. Schiesser, our President and Chief Executive Officer, entered into a transition and separation agreement with us, pursuant to which, Mr. Schiesser will serve in his current roles through December 28, 2009, the date at which his employment will terminate.  The Board has formed a Committee on Leadership and Executive Succession to focus on leadership transition at our Company.  There can be no assurance that we will be able to effectively replace Mr. Schiesser with a suitable candidate in a timely fashion.

    In addition, we may not be able to hire and retain our executive officers, other members of management or associates for a number of reasons, including, but not limited to the:
•	uncertainty about government health care policies and funding and the potential impact on the organization;
•	uncertainty about potential future regulatory actions similar to the CMS sanction;
•	uncertainty surrounding ongoing governmental and Company investigations and litigation;
•	leadership transition underway;
•	expiration of certain severance and retention programs; and
•	decline of our stock price in light of the importance of equity in many of our compensation packages.

    Accordingly, all of these factors may impair our ability to recruit and retain qualified personnel, which could have a material adverse effect on our business.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

To the extent that our encounter data is inaccurate or incomplete, we have expended and may continue to expend additional effort and incur significant additional costs to collect or correct this data and have been and could be exposed to operating sanctions and financial fines and penalties potentially including regulatory risk for noncompliance.  The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards, which are partly used by states to set premium rates. In some instances, our government clients have established retroactive requirements for the encounter data we must submit.  On other occasions, there may be a period of time in which we are unable to meet existing requirements.  In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.  For example, the Georgia Department of Community Health (“DCH”) requires all plans to satisfy specific requirements regarding the quality and volume of encounter data, including a requirement that all plans submit at least 98% of their encounters based on value of claims paid.  Failure to satisfy these requirements could result in the imposition of fines, penalties or other operating restrictions until such time all requirements have been met.  DCH has engaged a third party to conduct an audit and reconciliation of our encounter submissions to determine our current and on-going level of compliance with contractual encounter submission requirements.  In May, 2009, DCH fined our Georgia plan $0.2 million due to our failure to submit encounter data as required.  In October, 2009, DCH levied additional fines of $0.5 million against our Georgia plan due to our continued failure to meet encounter submission requirements.  It is likely that our compliance will take additional time during which regulators may impose additional fines or penalties or take other action against us as a result of our lack of encounter data submission compliance.

    As states increase their reliance on encounter data, challenges in obtaining complete and accurate encounter data could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

Our contracts with the states in which we operate are subject to cancellation by the state, including in the event of inadequate program funding contained within such state’s budget, and are also subject to decreases or limited increases in premiums, all of which could have a material adverse effect on our profitability, cash available for operations and compliance with capital reserve requirements.

    Our contracts with the states in which we operate are subject to cancellation by the state, including in the event of inadequate program funding contained within such state’s budget.  This risk is heightened during economic environments such as we are now experiencing as state governments generally are experiencing tight budgetary conditions within their Medicaid programs.  Budget problems in the states in which we operate could result in decreases or limited increases in the premiums paid to us by the states or may also result in the postponement of payment until additional funding sources are available.  In some jurisdictions cancellation may be immediate and in other jurisdictions a notice period is required.

    In addition to cancellation, states could revise the terms of our contracts to impose additional requirements on us and otherwise impact the economic feasibility of the contract.  In such cases, we may determine to terminate the contract.   For example, in February 2009, we determined that it was economically infeasible for us to continue participating in the Medicaid reform program after Florida notified us that it was reducing our reimbursement rates.  Consequently, we withdrew from the Medicaid Reform program effective July 1, 2009, which resulted in a loss of approximately 80,000 members.  If any state in which we operate were to decrease premiums paid to us, pay us less than the amount necessary to keep pace with our cost trends, or amend the contract to our detriment, it could have a material adverse effect on our profitability, cash available for operations and compliance with capital reserve requirements.

If the contracts with the states in which we operate are unprofitable or are amended to our detriment, we may not be able to terminate the contract without a lengthy notice period, which could have a material adverse effect on our profitability, cash available for operations and compliance with capital reserve requirements

    We may not be able to terminate our state contracts without a lengthy notice period.  Some of the states in which we operate have extended the period in which we are obligated to serve our members after notifying the state that we intend to exit.  For example, Ohio has recently extended the required exit period in our contract from 120 days to 240 days.  If the contracts with the states in which we operate have proven to be unprofitable or are amended to our detriment and we are unable to exit the program in a timely manner, our profitability, cash available for operations and compliance with capital reserve requirements could be materially adversely affected.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be; however, such costs, when determined, could be more than anticipated, which could have a material adverse effect on our results of operations.

    Enacted into law in February 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA"), expanded and strengthened privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA"), which applies to us.

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

    Civil penalties for violations by either covered entities or business associates are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. Imposition of these penalties is more likely because ARRA strengthens enforcement. For example, beginning in February 2010, HHS is required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory beginning in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in responses to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

    In addition, beginning September 2009, ARRA requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

    ARRA also contains a number of provisions that provide incentives for states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these do not apply to us directly, states wishing to apply for grants under ARRA, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. ARRA is too recent for us to be able to predict what such requirements may entail or what their effect on our business may be.

    We are currently evaluating ARRA for its specific impact on us and our customers. We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more information becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we be able to implement them adequately or prior to their compliance date. Given HIPAA’s complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with any of the HIPAA requirement is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA and may require us to incur significant costs in order to seek to comply with its requirements.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

    We did not sell any securities in the three months ended September 30, 2009 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

    We do not have a stock repurchase program.  However, during the quarter ended September 30, 2009, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
July 1, 2009 through July 31, 2009	13,625	18.85	(2)	N/A	N/A

August 1, 2009 through August 31, 2009	4,150	24.14	(3)	N/A	N/A

September 1, 2009 through September 30, 2009	5,314	26.12	(4)	N/A	N/A

Total during quarter ended September 30, 2009	23,089	23.01	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $18.65.
(3)	The weighted average price paid per share during the period was $23.84.
(4)	The weighted average price paid per share during the period was $24.35.
(5)	The weighted average price paid per share during the period was $20.72.

Item 3.      Defaults upon Senior Securities.

    None.

Item 4.      Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on July 30, 2009.  37,933,437 shares or 89.83% of eligible voting shares, were represented at the meeting; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected.  At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One: Election of Directors

As a result of Proposal Two and Proposal Three being approved, seven directors were elected to serve a one-year term set to expire at our 2010 Annual Meeting of Stockholders.  The vote with respect to each nominee was as follows:

(a)	27,160,649 votes were cast for the election of Kevin Hickey as a director; 10,772,788 were withheld.
(b)	25,873,692 votes were cast for the election of Regina Herzlinger as a director; 12,059,745 were withheld.
(c)	27,654,686 votes were cast for the election of Heath Schiesser as a director; 10,278,751 were withheld.
(d)	34,472,211 votes were cast for the election of David Gallitano as a director; 3,461,226 were withheld.
(e)	25,884,940 votes were cast for the election of Christian Michalik as a director; 12,048,497 were withheld.
(f)	26,440,976 votes were cast for the election of Ruben Jose King-Shaw, Jr.; 11,492,461 were withheld.
(g)	27,928,270 votes were cast for the election of D. Robert Graham; 10,005,167 were withheld.

Proposal Two: Amendment of the Certificate of Incorporation to provide for annual election of all Directors*

37,833,123 votes were cast for the approval and adoption of an amendment to our Certificate of Incorporation to declassify our Board of Directors, 69,324 were against and 30,990 abstained.

Proposal Three: Amendment of the Certificate of Incorporation to provide that Directors may be removed with or without cause*

37,824,999 votes were cast for the approval and adoption of an amendment to our Certificate of Incorporation to provide that Directors may be removed with or without cause (except for Class III Directors serving the remaining portion of a multi-year term, who, upon approval, could not be removed prior to the end of such current multi-year term), 99,495 were against and 8,943 abstained.

Proposal Four: Ratification of appointment of independent registered public accounting firm

37,732,466 votes were cast for the ratification of the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2009, 192,543 were against and 8,428 abstained.
_______
*
Both Proposals Two and Three were cross-conditioned on each other.  By approving Proposals Two and Three, shareholders approved and adopted the proposed Amended and Restated Certificate of Incorporation.  If either Proposal Two or Three were not approved, then neither Proposal Two nor Three could have been approved.

Item 5.      Other Information.

    None.

Item 6.      Exhibits.

Exhibit List

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Severance Agreement between WellCare Health Plans, Inc. and its wholly-owned subsidiary Comprehensive Health Management, Inc. and Adam Miller †	8-K	August 3, 2009	10.1 & 10.2
10.2	Amended and Restated Letter Agreement among Charles Berg, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †*
10.3	Amended and Restated Non-Qualified Stock Option Agreement between Charles Berg and WellCare Health Plans, Inc. †*
10.4	Restricted Stock Agreement between Charles Berg and WellCare Health Plans, Inc. †*
10.5	Transition and Separation Agreement among Heath Schiesser, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †	8-K	September 23, 2009	10.1
10.6	Amendment No. 1 to Employment Agreement by and among Rex M. Adams, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †*
10.7	Amendment 11 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	July 15, 2009	10.1
10.8	Amendment 9 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.	8-K	July 15, 2009	10.2
10.9	Renewal Notice regarding Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. and related benefit attestation	8-K	September 16, 2009	10.1

10.10	Contract No. FA904 between the Agency for Health Care Administration and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	September 16, 2009	10.2
10.11	Contract No. FA905 between the Agency for Health Care Administration and HealthEase of Florida, Inc.	8-K	September 16, 2009	10.3
10.12	Contract to Provide Comprehensive Medical Services among HealthEase of Florida, Inc., WellCare of Florida, Inc., and the Florida Healthy Kids Corporation	8-K	October 5, 2009	10.1
10.13	Form of Severance Agreement†*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
	* Filed herewith
	† Denotes a management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 4, 2009.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Heath Schiesser
Heath Schiesser
President and Chief Executive Officer

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer

Exhibit Index

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws of WellCare Health Plans, Inc.	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Severance Agreement between WellCare Health Plans, Inc. and its wholly-owned subsidiary Comprehensive Health Management, Inc. and Adam Miller †	8-K	August 3, 2009	10.1 & 10.2
10.2	Amended and Restated Letter Agreement among Charles Berg, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †*
10.3	Amended and Restated Non-Qualified Stock Option Agreement between Charles Berg and WellCare Health Plans, Inc. †*
10.4	Restricted Stock Agreement between Charles Berg and WellCare Health Plans, Inc. †*
10.5	Transition and Separation Agreement among Heath Schiesser, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †	8-K	September 23, 2009	10.1
10.6	Amendment No. 1 to Employment Agreement by and among Rex M. Adams, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc. †*
10.7	Amendment 11 to Contract No. FA615 between the Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	July 15, 2009	10.1
10.8	Amendment 9 to Contract No. FA619 between AHCA and HealthEase of Florida, Inc.	8-K	July 15, 2009	10.2
10.9	Renewal Notice regarding Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. and related benefit attestation	8-K	September 16, 2009	10.1
10.10	Contract No. FA904 between the Agency for Health Care Administration and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	September 16, 2009	10.2
10.11	Contract No. FA905 between the Agency for Health Care Administration and HealthEase of Florida, Inc.	8-K	September 16, 2009	10.3

10.12	Contract to Provide Comprehensive Medical Services among HealthEase of Florida, Inc., WellCare of Florida, Inc., and the Florida Healthy Kids Corporation	8-K	October 5, 2009	10.1
10.13	Form of Severance Agreement†*
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
* Filed herewith
† Denotes a management contract or compensatory plan, contract or arrangement