Form 10-K
period 2009-12-31
WELLCARE HEALTH PLANS, INC.
filed 2010-02-18
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2009 was approximately $765,852,823 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

As of February 16, 2010, there were outstanding 42,344,109 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

PART I

Item 1. Business

Overview

We provide managed care services exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children and the aged, blind and disabled. As of December 31, 2009, we served approximately 2.3 million members. We believe that this broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers and to manage our operations.

Through our licensed subsidiaries, as of December 31, 2009, we operated our Medicaid health plans in Florida, New York, Illinois, Hawaii, Missouri, Ohio and Georgia, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Florida, New York, Connecticut, Illinois, Indiana, Hawaii, Louisiana, Missouri, New Jersey, Ohio, Georgia and Texas. We also operated a stand-alone Medicare prescription drug plan (“PDP”) in all 50 states and the District of Columbia and offered MA private fee-for-service (“PFFS”) plans to Medicare beneficiaries in approximately 1,783 counties and 42 states and the District of Columbia as of December 31, 2009. As of January 1, 2010, we are no longer offering MA PFFS plans in any states or the District of Columbia, nor are we offering a PDP program in Wisconsin.

All of our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, which we offer under the name ‘Ohana. Conversely, we offer our Medicaid plans under a number of brand names depending on the state, as set forth in the table below.

State	Brand Name(s)
Florida	Staywell; HealthEase
Georgia	WellCare
Hawaii	‘Ohana
Illinois	Harmony
Missouri	Harmony
New York	WellCare
Ohio	WellCare

Key Developments

We discuss below some key developments that have occurred since January 1, 2009 through the date of the filing of this 2009 Form 10-K.

Business Initiatives / Exits

•	In January and February 2009, we commenced providing MA CCP services to Medicare beneficiaries and Medicaid services to the aged, blind and disabled (“ABD”) population, respectively, in Hawaii.

•
In January 2009, we were notified that our Florida Medicaid rates would be reduced, which made it economically unfeasible for us to continue to operate in the Florida Medicaid reform programs. Accordingly, our withdrawal from these programs in July 2009, resulted in a loss of approximately 80,000 members.

•
During 2009, the Centers for Medicare & Medicaid Services (“CMS”) imposed a marketing sanction against us that prohibited us from the marketing of, and enrollment of new members into, all lines of our Medicare business from March until the sanction was released.  CMS released us from the sanction in November 2009, in time for us to begin enrolling beneficiaries for the 2010 contract year on November 15, 2009, which is the first day that plans were permitted to begin enrolling participants.  However, as a result of the sanction, we were not eligible to receive auto-assignments of low-income subsidy (“LIS”), dual-eligible beneficiaries into our PDP program, for January 2010 enrollment.  Although we are eligible to receive auto-assignments of these members in subsequent months, auto-assignment volume in other months is typically much less than in January, the beginning of the plan year.

•
We have concluded that continued participation in the MA PFFS plans is not in our best interest due to future provider network requirements and potential reductions in the premium rates and benefits.  As a result, we ceased offering MA PFFS plans as of January 1, 2010.  Our MA PFFS business represents approximately 31.4% of our Medicare segment revenue and 16.5% of our total premium revenue for the year ended December 31, 2009. Accordingly, our exit of this line of business will cause our revenue and consolidated net income to decline in 2010.

New Leadership

Effective December 28, 2009, our Board of Directors, (the “Board”) elected Alexander R. Cunningham as our Chief Executive Officer to succeed Heath G. Schiesser, who resigned as an officer and director of the Company.

General Economic and Political Environment

The current economic and political environment is affecting our business in a number of ways, as more fully described throughout this 2009 Form 10-K.

Premium Rates and Payments

The states in which we operate are experiencing fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends that the industry is experiencing. In particular, we are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In addition, CMS implemented 2010 MA payment rates that are at or slightly below 2009 rates. Although premiums are contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states of up to five months. Given the budget shortfalls in many states that we contract with, payment delays may reoccur in the future.
Political initiatives

In January 2009, the Obama Administration took office. Although the new administration and the recently elected Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to Medicare and other government programs. Similarly, Congress approved the children’s health bill which, among things, increases federal funding to the State Children’s Health Insurance Program (“S-CHIP”), and President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) providing funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts.  Nonetheless, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business. It is possible that the ultimate impact of these initiatives could be negative.

Currently, the Obama Administration and Congress are debating various alternatives for reforming the American health care system, including the reduction of payments under MA.  As part of this debate, they are reviewing alternative structures for MA payments.  While the legislative and regulatory process is continuing to progress and new as well as modified proposals are being presented in Congress, we expect any revisions to the current system to put pressure on operating results, decrease benefits and/or increase member premiums.

Additionally, health reforms proposed by the Obama Administration and being considered by Congress could contain several challenges as well as opportunities for our Medicaid business.  We anticipate that the proposed reforms, if ultimately adopted by Congress, could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets are strained due to economic conditions and existing federal financing for current populations.  As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether these reform efforts will have a positive or negative impact on our Medicaid business.

Business Strategy

We are committed to operating our business in a manner that serves our key constituents – members, providers, regulators and associates – while delivering competitive returns for our investors. Our goal is to be a leading provider of managed care services for government-sponsored health care programs. To achieve this goal, we continue to seek economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. However, we are also evaluating various strategic alternatives, which may result in entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources.

        On an ongoing basis, we assess the ability of our existing operations to support our current and future business needs. We continue to focus our resources on strengthening our compliance and operating capabilities, which could result in our incurring substantial costs to improve our operations and services.

Segments

We have two reportable business segments: Medicaid and Medicare.  Financial information related to these segments for the years ended December 31, 2009, 2008 and 2007 are set forth in the notes to our consolidated financial statements in this 2009 Form 10-K.

Medicaid

Medicaid was established to provide medical assistance to low income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for individuals who are dually eligible for both Medicare and Medicaid, and beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, ABD programs, S-CHIP and the Family Health Plus (“FHP”) programs. TANF generally provides assistance to low-income families with children, while SSI and ABD generally provide assistance to low-income aged, blind or disabled individuals. Our Medicaid segment also includes other state health care programs, such as S-CHIP and FHP, that are for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

Medicaid Membership

As of December 31, 2009, we had approximately 1.3 million members in our Medicaid segment plans. The following table summarizes our Medicaid segment membership by line of business as of December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009	2008
Medicaid
TANF	1,094,000	1,039,000
S-CHIP	163,000	164,000
SSI and ABD	79,000	75,000
FHP	13,000	22,000
Total	1,349,000	1,300,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we had two customers from which we received 10% or more of our Medicaid segment premium revenue in 2009, 2008 and 2007: the State of Florida and the State of Georgia. The following table sets forth information relating to the premium revenues received from the State of Florida and the State of Georgia in 2009, 2008 and 2007, as well as all other states on an aggregate basis.

Medicaid Segment Revenues
(Dollars in thousands)
	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Line of Business	Revenue	Percentage of Total Segment Revenue	Revenue	Percentage of Total Segment Revenue	Revenue	Percentage of Total Segment Revenue
Florida	$917,000	28.2%	$979,000	32.7%	$910,000	33.8%
Georgia	1,330,000	40.8%	1,227,000	41.0%	1,087,000	40.4%
All other states*	1,010,000	31.0%	785,000	26.3%	695,000	25.8%
Total	$3,257,000	100.0%	$2,991,000	100.0%	$2,692,000	100.0%
____________

*	“All other states” consists of Connecticut (2008 and 2007 only), Hawaii (2009 only), Illinois, Missouri, New York and Ohio.

        Our Medicaid contracts with government agencies have terms of between one and five years with varying expiration dates. We currently provide Medicaid plans under fifteen separate contracts, including seven contracts in New York, three contracts in Florida and one contract in each of Georgia, Hawaii, Illinois, Ohio and Missouri. The following table sets forth the terms and expiration dates of our Medicaid contracts with the State of Florida and the State of Georgia, the two customers that each accounted for greater than 10% of our Medicaid segment premium revenue during 2009, 2008 and 2007.
State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	• Staywell Medicaid	3 year term	8/31/12
Florida	• HealthEase Medicaid	3 year term	8/31/12
Florida	• Healthy Kids	1 year term	9/30/10
Georgia	• Medicaid	1 year term w/ 6 one-year renewals*	6/30/10
____________

*	Our Georgia contract commenced in July 2005; we are currently in our fourth renewal term.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical insurance and prescription drug benefits. Medicare is funded by Congress and administered by CMS. Our Medicare plans include stand-alone PDPs and MA plans. We offer prescription drug benefit coverage through these stand-alone PDPs and as a component of many of our MA plans.  MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS.  In 2009, we offered both MA CCPs and MA PFFS plans.  MA CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services from a network of health care providers. PFFS plans are offered by insurance companies and are open-access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and agrees to bill, and otherwise accepts the terms and conditions of, the sponsoring insurance company. We did not renew our contracts with CMS to offer MA PFFS plans in 2010.  Our PFFS business represents approximately 31.4% of our Medicare segment revenue for the twelve months ended December 31, 2009.  Accordingly our exit of the PFFS line of business will cause our Medicare revenue to materially decline in 2010.  For further discussion of the MA PFFS exit, refer to the discussion under 2010 PFFS Plan Exit, below.

2010 PFFS Plan Exit

In July 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated implementing regulations.  MIPPA revised requirements for MA PFFS plans.  In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis.  As we do not have provider networks in the majority of markets where PFFS plans are offered and given the higher costs associated with building the required networks, as of January 1, 2010, we did not renew our contracts to participate in the PFFS program, resulting in a loss of approximately 95,000 members.

The PFFS line of business shares resources with other lines of business including physical facilities, employees, marketing, and market distribution systems.  These costs are reflected in the administrative expense components of our results of operations. As a result of this operational structure, the exit from PFFS will not result in a decrease in our administrative expense ratio and in fact may increase our administrative expense ratio in 2010, relative to 2009.

The PFFS line of business contributed approximately  $1,133.5 million, $983.5 million and $497.9 million to Premium revenues for the year ended December 31, 2009, 2008 and 2007, respectively. Excluding PFFS, total Premium revenues for the corresponding periods are $5,733.7 million, $5,499.5 million and $4,807.0 million respectively. Similarly, excluding PFFS, Medicare Premium revenues for the corresponding periods are $2,477.0 million, $2,508.5 million and $2,115.1 million, respectively.

Medical benefits expense for the PFFS line of business was approximately $984.1 million, $850.6 million and $383.7 million for the year ended December 31, 2009, 2008 and 2007, respectively. Excluding PFFS, total Medical benefits expense for the corresponding periods are $4,878.4 million, $4,679.6 million and $3,829.6 million, respectively. Similarly, excluding PFFS, Medicare Medical benefits expense for the corresponding periods are $2,067.8 million, $2,142.2 million and $1,692.9 million, respectively.

Medicare Membership

As of December 31, 2009, we had approximately 1.0 million Medicare members. The following table summarizes our Medicare segment membership by line of business as of December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009	2008
Medicare
PDP	747,000	986,000
MA	225,000	246,000
Total	972,000	1,232,000

In our Medicare segment, we have just one customer, CMS, from which we receive substantially all of our Medicare segment premium revenue. However, we have two distinct lines of business within our Medicare segment: PDPs and MA plans. The following table sets forth information relating to the total premium revenues from each of our PDP and MA lines of business in our Medicare segment for the years ended December 31, 2009, 2008 and 2007.

Medicare Segment Revenues
(Dollars in thousands)

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Customer	Revenue	Percentage of Total Segment Revenue	Revenue	Percentage of Total Segment Revenue	Revenue	Percentage of Total Segment Revenue
PDP	$835,000	23.1%	$1,056,000	30.2%	$1,027,000	39.3%
MA	2,776,000	76.9%	2,436,000	69.8%	1,586,000	60.7%
Total	$3,611,000	100.0%	$3,492,000	100.0%	$2,613,000	100.0%

In reviewing our Medicare segment across each state in which we operate, we had only one state, Florida, in which we generated revenue representing 10% or more of our total Medicare segment revenue in 2009. Florida represented 23.6%, 21.6% and 25.0% of our total Medicare segment revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Medicare contracts with CMS all have terms of one year and expire at the end of each calendar year. We currently offer Medicare MA plans under separate contracts with CMS for each of the states in, and programs under, which we offer such plans. We offer our PDPs under a single contract with CMS.  All of our current contracts with CMS expire on December 31, 2010.

Health and Prescription Drug Plans

Membership Concentration

The following table sets forth, as of December 31, 2009, a summary of our membership for all lines of business in each state in which we have more than 5% of our total membership as well as all other states in the aggregate.

Membership Concentration

		Medicare
State	Medicaid Members	PDP	MA	Total Membership	Percent of Total Membership
Georgia	546,000	29,000	10,000	585,000	25.2%
Florida	425,000	42,000	72,000	539,000	23.2%
California	—	199,000	7,000	206,000	8.9%
Illinois	149,000	21,000	13,000	183,000	7.8%
New York	89,000	20,000	26,000	135,000	5.9%
Ohio	100,000	20,000	12,000	132,000	5.7%
All other states(1)	40,000	416,000	85,000	541,000	23.3%
Total	1,349,000	747,000	225,000	2,321,000	100.0%
____________

(1)	Represents the aggregate of all states constituting individually less than 5% of total membership.

Premiums

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member varies according to the specific government program and may vary according to many other factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. The premium payments we receive are based upon eligibility lists produced by the government. From time to time, our regulators require us to reimburse them for premiums we received based on an eligibility list provided by the agency that it later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. CMS employs a risk-adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.  The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  We collect claim and encounter data from providers, who we rely on to properly code and document this data, and submit the necessary diagnosis data and coding to CMS within the prescribed deadlines, and CMS then determines the final risk score based on its interpretation and acceptance of the data we provided.  The claims and encounter data provided to determine the risk score are subject to subsequent audit by CMS.  These audits may result in the refund of premiums to CMS that were previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS requires repayment from us.  These periodic premium rate adjustments, risk-adjusted premiums and member eligibility determinations, adversely impact our ability to predict what our future revenues will be under each of our government contracts even when we believe membership will remain constant.

CMS has begun a program to perform audits of selected MA plans to validate the provider coding practices under the risk-adjustment model used to calculate the premium paid for each MA member. Our Florida HMO contract has been selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other contract and contract years on an ongoing basis. The CMS audit of this data involves a review of a sample of provider medical records for the contract under audit. We are unable to estimate the financial impact of any audit that is underway or that may be conducted in the future. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, and how, if at all, CMS will extrapolate its findings to the entire contract. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2010 and beyond.

For further detail about the CMS reimbursement methodology under the PDP program, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Services/Coverage

Medicaid

The Medicaid programs and services we offer to our members vary by state and county and are designed to serve effectively our constituencies in the communities in which we operate. Although our Medicaid contracts determine, to a large extent, the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs.  In addition, members generally must receive a referral from their primary care physician (“PCP”) in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare

We also cover a wide spectrum of medical services through our MA plans. We provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in specific cases such as emergencies, transition of care or when specialty providers are unavailable to meet their medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. We have some flexibility in designing benefit packages and we offer benefits that Original Medicare fee-for-service coverage does not offer. We also offer special needs plans for those who are dually eligible for Medicare and Medicaid (“D-SNPs”), in most of our markets. D-SNPs are MA CCPs designed to provide specialized care and support for beneficiaries with frailties or serious chronic conditions.  We believe that our

D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs. Another type of Medicare plan is the PFFS plan.  PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program, is willing to bill the plan for reimbursement and accepts the plan’s terms and conditions. We ceased offering PFFS plans as of January 1, 2010.

The Medicare Part D prescription drug benefit is available to MA enrollees as well as Original Medicare enrollees. We offer Part D coverage through stand-alone PDPs and as a component of many of our MA plans.  Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. PFFS beneficiaries can join a PFFS plan that has Part D drug coverage or join a plan without such coverage and choose either to obtain a drug benefit from a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage or forego Part D coverage.

Provider Networks

We contract with a wide variety of health care providers to provide our members with access to medically necessary services. Our contracted providers deliver a variety of services to our members, including: primary and specialty physician care; laboratory and imaging; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

The following are the types of providers in our Medicaid and MA CCP contracted networks:

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

PCPs play an important role in coordinating and managing the care of our Medicaid and MA CCP products. This coordination includes delivering preventive services as well as referring members to other providers for medically necessary services. PCPs are typically trained in internal medicine, pediatrics, family practice, general practice and, in some markets, obstetrics and gynecology. In rare instances, a physician trained in sub-specialty care will perform primary care services for a member with a chronic condition.

To help ensure quality of care, we credential and recredential all professional providers with whom we contract, including physicians, psychologists, licensed master social workers, certified nurse midwives, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician, directly or through delegated arrangements. This credentialing and recredentialing is performed in accordance with standards required by CMS and consistent with the standards of the National Committee for Quality Assurance (“NCQA”).

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

Provider Reimbursement Methods

Physicians and Provider Groups

We reimburse some of our PCPs on a fixed fee per member per month (“PMPM”) basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the PCP as well as coordination of care from other providers as described above. In certain markets, services such as vaccinations and laboratory or screening services delivered by the PCP may warrant reimbursement in addition to the capitation payment. Further, in some markets, PCPs may also be eligible for incentive payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance. These incentive payments may be paid as a periodic bonus or when submitting documentation of a member’s receipt of services.

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and level of medical treatment provided to our members to help improve the quality of care being provided and improve our compliance with regulatory reporting requirements. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance. We are reviewing our payment and data collection methods, particularly under capitated arrangements, to improve the accuracy and completeness of our encounter data.

PCPs in our MA CCP products and, in limited instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align our interests with those of the PCPs. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are carried forward and offset against future payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the fee-for-service program. In limited instances, specialty care provider groups in certain regions are paid a capitation rate to provide specialty care services to members in those regions.

For the year ended December 31, 2009, approximately 16% of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 84% were on a fee-for-service basis. During the year ended December 31, 2009, approximately 7% of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 93% were on a fee-for-service basis.

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

Sales and Marketing Programs

As of December 31, 2009, our employed sales force consisted of approximately 565 associates. We have developed our sales and marketing programs on a localized basis with a focus on the communities in which our members reside. We often conduct our sales programs in community settings and in coordination with government agencies. We regularly participate in local events and organize community health fairs to promote our products and the benefits of preventive care. We also utilize traditional marketing methods such as direct mail, mass media and cooperative advertising with participating medical groups to generate leads. Consistent with our community-focused approach, we employ a culturally diverse sales staff, which allows us to better serve a broader set of beneficiaries, including markets requiring specific language skills and cultural knowledge. In addition, we have fee-for-service relationships with independently licensed insurance agents to help us promote our Medicare plans in some markets.

Our Medicaid marketing efforts are heavily regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions can be revised from time to time. In addition, local market program design and competitive dynamics affect our sales efforts. For example, the State of Georgia does not permit direct sales by Medicaid health plans. In Georgia, we rely on member selection and auto-assignment of Medicaid members into our plans.  Florida also auto-assigns Medicaid recipients into participating health plans, but historically also permitted direct sales of Medicaid plans as well. However, effective January 1, 2009, the Florida Agency for Health Care Administration (“AHCA”), which oversees the Florida Medicaid program, prohibited direct sales to Medicaid recipients for all plans participating in the Florida Medicaid program.

AHCA changed its method of assigning beneficiaries to plans effective August 2009.  Previously, the assignment algorithm allocated beneficiaries among all individual plans to each of our two subsidiaries in counties in Florida in which both subsidiaries operate.  The revised algorithm will provide for the auto-assignment of members to only one of the two subsidiaries in these Florida counties.  This change will reduce the number of beneficiaries auto-assigned to our plans.

Our Medicare marketing and sales activities are also heavily regulated by CMS and the states in which we operate. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by MA plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans and providing information about eligibility requirements. The activities of our independently licensed insurance agents are also regulated by CMS. As stated above, we were sanctioned through a suspension of marketing to and enrollment of members into all lines of our Medicare business from March 2009 until the sanction was released in November 2009.  We were released from the sanction in time for us to begin enrolling beneficiaries for the 2010 contract year on November 15, 2009, which was the first day MA plans were permitted to begin enrolling participants.

Enrollment into our PDP program is impacted by the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. For example, we bid above the CMS benchmark in 15 of the 34 CMS regions for plan year 2010 and are therefore ineligible to receive auto-assigned members in these 15 regions at any time during 2010. Ordinarily we would have been eligible to receive auto-assigned members in the remaining 19 regions at the beginning of the plan year, which is when a large number of members are auto-assigned into new plans as a result of the reallocation of members from those plans that bid above the benchmark to those plans that bid at or below the benchmark.  However, the marketing and enrollment sanction against us in 2009 prevented us from receiving any January 1, 2010 auto-assignments in those regions.  We are eligible to receive and have received auto-assigned members subsequent to the initial benchmark reassignment. Due to factors such as these, the number of members auto-assigned to us has varied from year to year.

For further detail regarding restrictions on marketing and sales activities, particularly those to be implemented under MIPPA, see “Part I – Item 1 – Business – Regulation.”

Quality Improvement

We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. Each of our health plans has a Quality Improvement Committee, which is comprised of senior members of management, medical directors and other key associates of ours. Each of these committees report directly to the applicable health plan board of directors which has ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and recredentialing. Several of these subcommittees include physicians as members.

Elements of our Quality Improvement Program include the following: evaluation of the effects of particular preventive measures; member satisfaction surveys; grievance and appeals processes for members and providers; site audits of select providers; provider credentialing and recredentialing; ongoing member education programs; ongoing provider education programs; health plan accreditation; and medical record audits.

Several of our health plans are also accredited by independent organizations that have been established to promote health care quality. For example, our Florida HMOs are currently accredited by the Accreditation Association for Ambulatory Health Care (“AAAHC”) and our Georgia HMO is accredited by NCQA.

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

The principal purpose of the board’s Health Care Quality and Access Committee is to assist the board by providing general oversight of our policies and procedures governing health care quality and access for our members, which helps provide overall direction and guidance to our Quality Improvement Committees.

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

As a result, the number of companies with whom we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program does not specifically restrict the number of participating plans. In contrast, the Georgia Families and PeachCare program awards contracts to just three plans. We currently compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other Medicare plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.

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

Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently are based on a plan’s rates, the outcome of a bidding process, or similar factors. For example, CMS auto-assigns PDP members based on whether a plan’s bids during the annual renewal process are above or below the CMS benchmark. However, as a result of the marketing and enrollment sanction against us in 2009, we were not eligible to receive auto-assignments of LIS dual eligible beneficiaries into our PDPs in the month of January 2010, which is the month in which most auto-assignment occurs.  We are eligible to receive auto-assigned members in subsequent months, although the level of auto-assignment in subsequent months is typically well below January levels.  In most states, our Medicaid health plans benefit from auto-assignment of individuals who do not choose a plan upfront but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary’s previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan’s quality or performance status, a plan’s network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region. AHCA changed its method of assigning beneficiaries to plans effective August 2009.  Previously, the assignment algorithm allocated beneficiaries among all individual plans to each of our two subsidiaries in counties in Florida in which both subsidiaries operate.  The revised algorithm will provide for the auto-assignment of members to only one of the two subsidiaries in these Florida counties.  This change will reduce the number of beneficiaries auto-assigned to our plans.  For more information about how we obtain our members, see “Part I – Item 1 – Business – Sales and Marketing Programs.”

Marketing. Some government programs permit plan sponsors to market their plans to beneficiaries, resulting in ongoing competition among the plans to enroll members. We believe a beneficiary selects a plan for membership based on several criteria. These criteria generally include a plan’s premiums and cost-sharing terms; provider network composition; benefits and medical services; effectiveness of resolution of calls and complaints; and other factors.

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

•	Medicare Advantage and Prescription Drug Plans. MA and stand-alone Part D plans are offered by national, regional and local MCOs that serve Medicare beneficiaries.

•
Employer-Sponsored Coverage. Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from MA plans and may select an HMO, preferred provider organization (“PPO”), PFFS and/or PDP.

•
Medicare Supplements. Original Medicare pays for many, but not all, health care services and supplies. A Medicare supplement policy is private health insurance designed to supplement Original Medicare by covering the cost of items such as co-payments, coinsurance and deductibles. Some Medicare supplements cover additional benefits for an additional cost. Medicare supplement plans can be used to cover costs not otherwise covered by Original Medicare, but cannot be used to supplement MA plans.

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

To offer Medicare and Medicaid HMO coverage, we must apply for and obtain a certificate of authority or license from each state in which we intend to operate. As of December 31, 2009, our health plans were licensed to operate as HMOs in Florida, New York, Connecticut, Illinois, Indiana, Georgia, Louisiana, Missouri, New Jersey, Ohio and Texas.

To offer Medicare prescription drug coverage, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) generally requires a PDP sponsor to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. However, CMS has implemented a waiver process to allow PDP sponsors to operate prior to obtaining state licensure if, among other reasons, the state has not acted on a sponsor’s application within a reasonable period of time or does not have a PDP licensing process available to a sponsor. The entities through which we offer our PDPs are currently licensed in 48 states plus the District of Columbia. In the remaining states, we operate under one of the previously mentioned CMS waivers or other arrangements, which are approved through December 2010.

As HMOs and insurance companies, our businesses are regulated by state insurance departments and, in the case of some of our HMOs, another state agency with responsibility for oversight of HMOs in addition to the insurance department. Generally, the licensing requirements are the same for us as they are for commercial managed health care organizations. We generally must demonstrate to the state that, among other things:

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

Each of our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds or paying dividends to a related party, entering into other arrangements with related parties, and acquisitions or similar transactions involving an HMO or insurance company, or any other change in control. For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation, and we may only invest in types of investments approved by the state. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. As of December 31, 2009, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio, Texas and PFFS operations were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of the required CAL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ minimum net worth changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, the state of New York has adopted regulations that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. For instance, because the Georgia Medicaid managed care program is still relatively new, all plans operating in Georgia are required to maintain statutory capital at an RBC level equal to 125% of the applicable CAL. Moreover, if we expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions.

Each of our operating subsidiaries is required to be licensed by each of the states in which it conducts business. Each insurance company is licensed and regulated by the DOI in its domestic state as well as the DOI in each other state, commonly referred to as foreign jurisdiction, in which it operates.  For example, one of our insurance companies that offers our PDP product is licensed as a domestic insurance company in Florida and operates as a foreign insurer in 40 other states plus the District of Columbia.  Further, each of our HMOs is licensed by the DOI in its domestic state as well as the department of health, or similar agency.

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

Once awarded, our Medicaid government contracts generally have terms of one to five years. Most of these contracts provide for renewal upon mutual agreement of the parties and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in a MA plan, such as a CCP, PFFS or PPO benefit plan, in areas where such a plan is offered. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.

The MMA made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit. Since 2006, Medicare beneficiaries have had the option of selecting a new prescription drug benefit from an existing MA plan that offers it (an “MA-PD”) or through a stand-alone PDP. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan. Plans are not required to offer the same benefits, but are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA.

Along with other Part D plans, both PDPs and MA-PDs, we bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a national benchmark. CMS pays the Part D plans a percentage of the benchmark on a PMPM basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member’s Part D premium and certain other cost sharing expenses.

On July 15, 2008, MIPPA became law and, in September 2008, CMS promulgated implementing regulations. MIPPA impacts a broad range of Medicare activities and impacts all types of Medicare managed care plans. The following are some of the requirements under MIPPA that impact our business:

Sales and Marketing: MIPPA and subsequent CMS guidance place prohibitions and limitations on certain sales and marketing activities of MA and PDPs. Among other things, MA and PDPs are not permitted to: make unsolicited outbound calls to potential members or engage in other forms of unsolicited contact; cross-sell non-Medicare products to existing members during MA or Part D sales interactions; establish appointments without documented consent from potential members; provide meals to potential enrollees at sales events; or conduct sales events in certain provider-based settings. In response, we have focused on more formal marketing methods (e.g., advertising and other media-generated activity) during the most recent Medicare enrollment period, which has served to increase our acquisition costs and slowed our sales.  Further, the new MIPPA guidelines, along with the rapid and rigorous requirements to implement them, resulted in the violations that were the subject of the CMS sanction that suspended our marketing and selling ability noted earlier.

Special Needs Plans: A significant portion of our MA CCP membership is enrolled in our D-SNPs. Under MIPPA and subsequent CMS guidance, D-SNPs such as ours are required to contract with state Medicaid agencies to coordinate care. The scope of the D-SNP contract with the state Medicaid agency varies greatly based on what eligibility categories, cost-sharing responsibilities and payment limitations each state has included in its state plan. The contracting process under MIPPA provides an opportunity for D-SNPs and states to improve the coordination of benefits, including defining the overlap between Medicaid and Medicare benefits, eligibility verification processes, payment and coverage responsibilities, marketing and enrollment standards, appeals and grievances procedures and other important operational considerations. Collaboration between states and D-SNPs is expected to create administrative efficiencies and improve beneficiary health outcomes. However, the requirement to contract with state Medicaid agencies imposes potential risk for D-SNP providers such as us because MIPPA does not allow continued operation of a D-SNP after 2010 if a state and the D-SNP provider cannot come to agreement on terms.  Currently we have contracted with 4 of the 11 states in which we currently offer D-SNPs.  While we are pursuing contracts with the remaining states, we are unable to provide assurances that our efforts will be successful or will result in terms that are favorable or acceptable to us.

Compensation: MIPPA also establishes restrictions on agent and broker compensation. The CMS implementing regulations require that plans that pay commissions do so by paying for an initial year commission and residual commissions for each of the five subsequent renewal years, thereby creating a six year commission cycle with respect to members moving from Original Medicare and a five year commission cycle with respect to members moving from another MA plan.  CMS has established specific limits on agent and broker compensation, set forth in agency guidance documents.

S-CHIP Programs

S-CHIP is a health insurance program that is designed to help states expand health insurance coverage to children whose families earn too much to qualify for traditional Medicaid, yet not enough to afford private health insurance. It is funded jointly by the federal government and the states.  States have the option of administering S-CHIP through their existing Medicaid programs, creating separate programs, or combining both strategies. Currently, all 50 states, the District of Columbia and all U.S. territories have approved S-CHIP or similar plans, and many states continue to submit plan amendments to further expand coverage under S-CHIP.

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

Fraud and Abuse Laws

Federal and state enforcement authorities have prioritized the investigation and prosecution of health care fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing and violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, we are continuing to improve our education and training programs and to review and update our policies and procedures.  We have invested significant resources to enhance our compliance efforts, and we expect to continue to do so.

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

A number of states, including states in which we operate, have adopted false claims acts that are similar to the federal False Claims Act.

Marketing

Our Medicaid marketing efforts are highly regulated by both CMS and the states in which we operate, each of which imposes different requirements and restrictions on Medicaid marketing. In general, the states can impose a variety of sanctions for marketing violations, including fines, a suspension of marketing and/or a suspension of new enrollment. For more information about our marketing programs, see “Part I – Item 1 – Business – Sales and Marketing Programs.”

The marketing activities of Medicare managed care plans are strictly regulated by CMS. For example, CMS must approve all marketing materials before they can be used. Other examples include: MIPPA prohibiting Medicare plans like ours from making unsolicited contact with potential members by way of outbound telemarketing and community marketing, offering other types of Medicare products to existing members, providing meals to potential enrollees and approaching potential members in common or public areas.

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

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have a cold-site and business recovery site agreement with a nationally-recognized third party vendor to provide for the restoration of our general support systems at a remote processing center. In 2009, we successfully performed our annual disaster recovery testing for those business applications that we consider critical.

Employees

We refer to our employees as associates. As of December 31, 2009, we had approximately 3,419 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

Executive Officers

The following are our executive officers and their ages:

Charles G. Berg (age 52) has served as our Executive Chairman and as a member of our Board since January 2008. Mr. Berg also served as senior advisor to Welsh, Carson, Anderson & Stowe, a private equity firm, from January 2007 until April 2009. From July 2004 to September 2006, Mr. Berg served as an executive of UnitedHealth Group. From April 1998 to July 2004, Mr. Berg held various executive positions with Oxford Health Plans Inc., which included Chief Executive Officer from November 2002 to July 2004, President and Chief Operating Officer from March 2001 to November 2002, and Executive Vice President, Medical Delivery, from April 1998 to March 2001. Mr. Berg serves as a director of DaVita, Inc. Mr. Berg received his undergraduate degree from Macalester College and a Juris Doctorate from the Georgetown University Law Center.

Alexander R. Cunningham (age 43) joined us in January 2005.  As of December 28, 2009, Mr. Cunningham became our Chief Executive Officer. Prior to being elected Chief Executive Officer, Mr. Cunningham held several positions within WellCare, including Vice President of Business Development, Senior Vice President of Government Relations, and, most recently, President, Florida and Hawaii Division. Prior to joining us, Mr. Cunningham held several positions with WellPoint Health Networks, Inc. from September 1996 to December 2004, most recently Vice President of Business Development and Compliance. From August 1994 to September 1996, Mr. Cunningham worked for the Oklahoma Health Care Authority developing a statewide Medicaid managed care program. Mr. Cunningham received his undergraduate degree from Oklahoma State University and his Master in Business Administration from the University of Southern California.

Rex M. Adams (age 48) has served as our Chief Operating Officer since September 2008. Prior to joining WellCare, Mr. Adams was the President and Chief Executive Officer of AT&T Incorporated’s East Region, from January 2007 to March 2008. For the period prior to AT&T’s acquisition of BellSouth, Mr. Adams was an officer of BellSouth Corporation from July 2001 to December 2006, serving in various leadership positions. From September 2007 to October 2008, Mr. Adams served on the board of trustees for Yale-New Haven Hospital, a premier teaching and research hospital, and as a member of its Finance and Audit Committee. Mr. Adams holds a Bachelor of Science from the United States Military Academy at West Point and a Masters in Business Administration from the Harvard Business School.

Christina C. Cooper (Age 39) currently serves as our President, Florida and Hawaii Division.  Ms. Cooper originally joined WellCare in September 2006 and has served us in various roles of increasing responsibility, including her most recent role as our Chief Operating Officer, Florida and Hawaii Division.  From February 2002 through August 2006, Ms. Cooper served in various capacities with PacifiCare Health Systems, Inc., most recently as its Regional Vice President, Finance.  Prior to joining PacifiCare, Ms. Cooper was with UnitedHealthcare of Colorado, Inc.  Ms. Cooper holds a Bachelor of Arts and a Master of Public Administration, Financial Management, both from the University of Arizona.

Walter W. Cooper (age 46) joined us in October 2006 as Senior Vice President of Strategic Initiatives.  He currently holds the position of Senior Vice President of Marketing and Sales. Prior to joining WellCare, Mr. Cooper served in senior-level positions with UnitedHealth Group, including positions as Senior Vice President of United Retiree Solutions, Vice President of Marketing and Product and Vice President of Strategic Initiatives for Specialized Care Services from November 2004 to September 2006.  Mr. Cooper received his Bachelor of Science in Mechanical Engineering and his Masters in Business Administration degrees from Gannon University.

Michael L. Cotton (age 48) joined us in December 2005 and holds the position of President, South Division. Prior to joining the Company, Mr. Cotton was World Wide Partner and Managing Director for Mercer Human Resources Consulting from October 2001 to December 2005. Prior to joining Mercer, Mr. Cotton was President and Chief Executive Officer of Mid-Valley CareNet, a physician hospital organization, from November 1998 to October 2001. Mr. Cotton attended the Ohio State University and received his undergraduate degree from Franklin University and a Masters in Business Administration from Cleveland State University.

Scott D. Law (age 46) has served as our Senior Vice President, Health Care Delivery, since October 2009. From August 2004 to October 2009, Mr. Law was with Health Net, Inc., most recently as its National Healthcare Delivery Officer. Prior to joining Health Net, Mr. Law served as Atlantic Regional Vice President, Contracting and Network Management, for CIGNA Healthcare Corporation, from January 1999 to August 2004. Mr. Law holds a Bachelor of Science from the University of South Florida and a Masters of Business Administration with a concentration in Health Services Management from the Florida Institute of Technology.  Mr. Law is a graduate of the Executive Development Program at the Haas School of Business at the University of California, Berkeley

Jonathan P. Rich (age 48) has served as our Senior Vice President and Chief Compliance Officer since August 2008. From July 2006 to July 2008, Mr. Rich was the General Counsel and Chief Compliance Officer for health insurer Aveta Inc. From 1998 to 2006, Mr. Rich was a senior executive at Oxford Health Plans, serving first as Vice President and Director of Litigation and Legal Affairs and later as Senior Vice President and General Counsel. From 1989 to 1998, Mr. Rich was an associate at the law firm of Simpson, Thacher & Bartlett in New York. Mr. Rich is a graduate of the University of North Carolina and of Columbia University Law School, where he served on the Columbia Law Review. Mr. Rich's employment with the Company is expected to terminate on February 26, 2010.

Daniel M. Parietti (age 46) joined us in September 2002 and has served in various capacities, currently as President, North Division. From September 2001 to January 2002, Mr. Parietti served as Chief Operating Officer of La Cruz Azul de Puerto Rico, a Puerto Rican health plan. From May 2000 to September 2001, Mr. Parietti served as Vice President, Network and Delivery Systems Management for Health Net, Inc. From September 1993 to May 2000, Mr. Parietti worked in various leadership positions for Humana, Inc. Mr. Parietti received his undergraduate degree from the United States Military Academy at West Point, and a Masters in Business Administration from George Mason University.

Timothy S. Susanin (age 46) joined WellCare in November 2008 as our Vice President and Chief Counsel — Dispute Management.  Since June 2009 Mr. Susanin has been our Senior Vice President, General Counsel and Secretary.  Prior to joining WellCare, Mr. Susanin was with the Gibbons law firm from 2001 to October 2008, first as counsel and then as partner.  Mr. Susanin was an Assistant U.S. Attorney for the District of Columbia and the Eastern District of Pennsylvania from 1992 to 1998 and an Associate Independent Counsel on the Whitewater investigation from 1998 to 2000.  He also served in the U.S. Navy Judge Advocate General’s Corps from 1988 to 1992.  Mr. Susanin received his undergraduate degree from Franklin & Marshall College and his Juris Doctorate from the Villanova University School of Law.

Thomas L. Tran (age 53) has served as our Senior Vice President and Chief Financial Officer since July 2008. Prior to joining WellCare, Mr. Tran was the President, Chief Operating Officer and Chief Financial Officer of CareGuide, Inc., a population health management company, from June 2007 to June 2008. From July 2005 to June 2007, Mr. Tran was Senior Vice President and Chief Financial Officer of Uniprise, one of the principal operating businesses of UnitedHealth Group that manages health care benefits programs for employers. From December 1998 to July 2005, Mr. Tran served as Chief Financial Officer of ConnectiCare, Inc., an HMO based in Connecticut. Prior to ConnectiCare, Mr. Tran was Chief Financial Officer of Blue Cross Blue Shield of Massachusetts from May 1996 to July 1997, and Vice President of Finance and Controller of CIGNA HealthCare from February 1993 to May 1996. Mr. Tran holds a degree in accounting from Seton Hall University and a Masters in Business Administration in Finance from New York University.

About WellCare

We were formed in May 2002 when we acquired our Florida, New York and Connecticut health plans. From inception to July 2004, we operated through a holding company that was a Delaware limited liability company. In July 2004, immediately prior to the closing of our initial public offering, the limited liability company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc. Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200. Our website is www.wellcare.com. Information contained on our website is not incorporated by reference into this 2009 Form 10-K and such information should not be considered to be part of this report. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with the United States Securities & Exchange Commission (“SEC”).

FORWARD-LOOKING STATEMENTS

Statements contained in this 2009 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in governance regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and projections of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

From time to time, at the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical or administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties. In addition, although for ease of reading we have categorized our risk factors as relating to pending governmental investigations and litigation, business, being a regulated entity, and our common stock, it is important to recognize that as a regulated entity, many of these risks are necessarily related to each other and should not be viewed as separate and distinct.

Risks Related to Pending Governmental Investigations and Litigation

Any resolution of the ongoing investigations being conducted by certain federal and state agencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2009 we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office.  The DPA resolved previously disclosed investigations by those offices.  In 2009 we also consented to the entry of a final judgment against us in the U.S. District Court for the Middle District of Florida (the “Consent and Final Judgment”) to resolve the previously disclosed informal investigation conducted by the SEC.  However, we remain under investigation by the Civil Division of the U.S. Department of Justice (the “Civil Division”) and the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”).  For more information regarding the DPA and the Consent and Final Judgment, please see “Part I – Item 3 – Legal Proceedings.”

We remain engaged in resolution discussions as to matters under review with the Civil Division and the OIG. Any resolution of the ongoing investigations being conducted by these agencies could have a material adverse effect on our business, financial condition, results of operations, and cash flows. As previously disclosed, we have paid the USAO a total of $80.0 million pursuant to the terms of the DPA.  Pursuant to the Consent and Final Judgment, we agreed to pay a penalty of $10.0 million to the SEC.  Based on the current status of matters and all information known to us to date, management estimates that we have a liability of approximately $60.0 million plus interest associated with the matters remaining under investigation. We anticipate these amounts will be payable in installments over a period of four to five years.  In accordance with fair value accounting guidance, we discounted the liability and recorded it at its current fair value of approximately $55.9 million.  This amount remains accrued in our Consolidated Balance Sheet as of December 31, 2009 within the short and long term portions of Amounts accrued related to investigation resolution line items.  The final timing, terms and conditions of a resolution of these matters may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.  We cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the Civil Division or the OIG.

In addition, we have responded to subpoenas issued by the State of Connecticut Attorney General’s Office involving transactions between us and our affiliates and their potential impact on the costs of Connecticut’s Medicaid program.

We do not know whether, or the extent to which, any pending investigations will result in the imposition of operating restrictions on our business. If we were to plead guilty to or be convicted of a health care related charge, potential adverse consequences could include revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs. In addition, we could be required to operate under a corporate integrity agreement, which could require us to operate under significant restrictions, place substantial burdens on our management, hinder our ability to attract and retain qualified associates and cause us to incur significant costs. Further, the majority of our contracts pursuant to which we provide Medicare and Medicaid services contain provisions that grant the regulator broad authority to terminate at will contracts with any entity affiliated with a convicted entity or for other reasons. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have retained an independent monitor (the “Monitor”), at our expense, for a period of 18 months from his retention in August 2009. The Monitor was selected by the USAO after consultation with us. Operating under the oversight of the Monitor may result in substantial burdens on our management, as well as hinder our ability to attract and retain qualified associates. We currently cannot estimate the costs that we are likely to incur in connection with the retention of the Monitor, including costs related to implementing any remedial measures recommended by the Monitor. In addition, the Monitor may recommend significant changes to our policies and procedures, the consequences of which we are unable to predict. Our business and results of operations could be materially adversely affected by any such costs, remedial measures and/or changes to our policies and procedures.

If we commit a material breach of the DPA, we will likely be convicted of one or more criminal offenses, including health care fraud, which would cause us to be excluded from certain programs and would result in the revocation or termination of contracts and/or licenses potentially having a material adverse affect on our results of operations.

Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the United States District Court for the Middle District of Florida (the “Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Court that the prosecution of us be deferred during the duration of the DPA.  In the event of a knowing and willful material breach of a provision of the DPA, the USAO has broad discretion to prosecute us through the filed Information or otherwise. We could also be prosecuted by the Florida Attorney General’s office under such circumstances. In light of the provisions of the DPA, any such proceeding would likely result in one or more criminal convictions, including for health care fraud, which, in turn, would cause us to be excluded from certain programs and could result in the revocation or termination of contracts and/or licenses potentially having a material adverse affect on our results of operations.

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

In addition, five putative shareholder derivative actions were filed between October 29, 2007 and November 15, 2007. All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  In April 2009, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  In November 2009, the Special Litigation Committee filed a report with the Court finding, among other things, that we should pursue an action against three of our former officers.  Additional information with respect to these cases is described below in “Part I – Item 3 – Legal Proceedings.”

In addition, in a letter dated October 15, 2008, the Civil Division informed counsel to a special committee formed by the Board (the “Special Committee”) that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3). We are discussing with the Civil Division the allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2009 Form 10-K.

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

Our indemnification obligations and the limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

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

In addition, we have incurred significant expenses in connection with the pending investigations and litigation. We maintain directors and officers liability insurance in the amounts of $45.0 million for indemnifiable claims and $10.0 million for non-indemnifiable securities claims. We have met the retention limits under these policies. We also maintain insurance in the amount of $175.0 million which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Continuing negative publicity regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.

As a result of the ongoing federal and state investigations, shareholder and derivative litigation, restatement during 2009 of our previously issued financial statements and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, associates, members, vendors and providers. For example, it is possible that the negative publicity and its effect on our work environment could cause our associates to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity may adversely affect our stock price and, therefore, associates and prospective associates may also consider our stability and the value of any equity incentives when making decisions regarding employment opportunities. Additionally, negative publicity may adversely affect our reputation, which could harm our ability to obtain new membership, build or maintain our network of providers, or business in the future. For example, when making award determinations, states frequently consider the plan’s historical regulatory compliance and reputation. As a result, continuing negative publicity regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.

The investigations and related matters have diverted, and could divert in the future, management’s attention, which may have a material adverse effect on our business.

In addition to the challenges of the various government investigations and extensive litigation we face, our management team has spent considerable time and effort with regard to internal and external investigations involving our historical accounting practices and internal controls, disclosure controls and procedures and corporate governance policies and procedures. It is possible that our Chief Executive Officer, Chief Financial Officer and General Counsel, in particular, as well as senior members of our finance and legal departments, will spend considerable time and effort with regard to the investigations and related matters. The significant time and effort spent by our management team on these matters has diverted, and could divert in the future, its attention, which may have a material adverse effect on our business.

Risks Related to Our Business

If our government contracts are not renewed or are renewed on substantially different terms, are terminated or become subject to an enrollment or marketing freeze, are canceled by the state due to, among other reasons, inadequate program funding contained within such state’s budget, or are subjected to decreases or limited increases in premiums, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We provide our Medicaid, Medicare, S-CHIP and other services through a limited number of contracts with state, federal or local government agencies. These contracts generally have terms of one to five years and are subject to non-renewal by the applicable government agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations.

Our federal and state government contracts are generally subject to cancellation, non-renewal or a potential freeze on marketing or enrollment in the event of the unavailability of adequate program funding, compliance violations and for other reasons. In some jurisdictions, a cancellation or enrollment freeze may be immediate, while in other jurisdictions a notice period is required. For example, during 2009, CMS imposed an immediate, nine-month marketing sanction against us that prohibited us from the marketing of, and enrollment of members into, all lines of our Medicare business. This sanction reduced our revenue as we were unable to enroll new members during this period and the sanction has prevented us from receiving auto-assigned membership in January 2010, which is generally the month with the most auto-assigned members as it is the start of the Medicare plan year. In addition, we incurred additional administrative costs to correct and remediate areas in which CMS determined we were deficient.

The risk of program cancellation or decreases in premium is heightened during economic environments such as we are now experiencing as state governments generally are experiencing tight budgetary conditions within their Medicaid programs. Budget problems in the states in which we operate could result in premium rates that are inadequate to fund the required benefits. States may also postpone payment until additional funding sources are available, which to the extent we have paid amounts to providers, would materially and adversely impact our liquidity. In some jurisdictions cancellation may be immediate and in other jurisdictions a notice period is required.

In the event a state imposes additional contract terms on us or otherwise makes changes to the contract that impact the economic feasibility of the contract, we may decide to terminate the contract. For example, in January 2009, we determined that it was economically infeasible for us to continue participating in the Florida Medicaid reform program after Florida notified us that it was reducing our reimbursement rates.  Consequently, we withdrew from the Florida Medicaid reform program effective July 1, 2009, which resulted in a loss of approximately 80,000 members.  However, we may not be able to terminate our state contracts without a lengthy notice period. Some of the states in which we operate have extended the period in which we are obligated to serve our members after we notify the state that we intend to exit. For example, Ohio has recently extended the required exit period in our contract from 120 days to 240 days. If any state in which we operate were to decrease premiums paid to us, pay us less than the amount necessary to keep pace with our cost trends, or amend the contract to our detriment, it could have a material adverse effect on our profitability, cash available for operations and compliance with capital reserve requirements.

Some of our contracts are also subject to termination or are only eligible for renewal through annual competitive bidding processes. For example, renewal of our PDP business is subject to an annual bidding process. For 2010, we bid above the CMS benchmark in 15 of the 34 CMS regions and are ineligible to receive auto-assigned members in these regions in 2010. As a comparison, we bid above the CMS benchmark in 22 of the regions in 2009.  If we are unable to renew, re-bid or compete successfully for any of our existing or potential government contracts, or if any of our contracts are terminated, or if any limitations or restrictions are imposed, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

To the extent that our encounter data is inaccurate or incomplete, we have expended and may continue to expend additional effort and incur significant additional costs to collect or correct this data and have been and could be exposed to operating sanctions and financial fines and penalties potentially including regulatory risk for noncompliance.  The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards, which are partly used by states to set premium rates. In some instances, our government clients have established retroactive requirements for the encounter data we must submit.  On other occasions, there may be a period of time in which we are unable to meet existing requirements.  In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.  For example, the Georgia Department of Community Health (“DCH”) requires all plans to satisfy specific requirements regarding the quality and volume of encounter data, including a requirement that all plans submit at least 98% of their encounters based on value of claims paid.  Failure to satisfy these requirements could result in the imposition of fines, penalties or other operating restrictions until such time as all requirements have been met.  DCH has engaged a third party to conduct an audit and reconciliation of our encounter submissions to determine our current and on-going level of compliance with contractual encounter submission requirements.  During 2009, DCH fined our Georgia plan an aggregate of $0.7 million due to our continued failure to submit encounter data as required.  It is likely that our compliance will take additional time during which regulators may impose additional fines or penalties or take other action against us as a result of our lack of encounter data submission compliance.

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

The managed care industry historically has been subject to negative publicity. This publicity may result in increased legislation, regulation and review of industry practices and, in some cases, litigation. For example, the Obama Administration and certain members of Congress have been questioning the profits of health insurance plans and the percentage of premiums paid that are going directly to health care benefits. These inquiries have resulted in news reports that are generally negative to the health insurance industry. These factors may have a material adverse effect on our ability to market our products and services, require us to change our products and services and increase regulatory or legal burdens under which we operate, further increasing the costs of doing business and materially adversely affecting our business, financial condition, results of operations and cash flows.

CMS will subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the upcoming open enrollment periods, which could subject us to new sanctions or penalties that could have a material adverse effect on us.

        In connection with its removal of the marketing and enrollment sanction, CMS informed us that it would subject us to targeted monitoring and heightened surveillance and oversight of all of our operational areas during the 2010 open enrollment periods (i.e., the Annual Open Election Period (AEP) and the Medicare Advantage Open Enrollment Period (OEP)). In addition, CMS stated that it will be frequently asking us for specific data to provide CMS with assurance that the deficiencies that were the basis for the sanction are not likely to recur.  Such surveillance, oversight and requests may impose additional administrative burdens on us to provide the information necessary to allow CMS to evaluate our ongoing compliance, which could ultimately increase our selling, general and administrative (“SG&A”) expenses.  If any of the underlying deficiencies that formed the basis for the CMS sanction recur, including if we fail to be responsive to CMS or to comply with CMS timeliness requirements for responding to beneficiary complaints or CMS identifies new deficiencies, we will be subject to the remedies available to CMS under law, including the imposition of additional sanctions or penalties, contract nonrenewal or termination, as described in 42 C.F.R. Parts 422 and 423, Subparts K and O, which could have a material adverse effect on us. Moreover, as a result of the CMS sanction and its targeted monitoring and heightened surveillance of us, the recurrence of deficiencies that in prior periods resulted in fines or penalties to us that were not significant could result in increased fines and penalties and any such increases could be material.

Because our Medicaid premiums, which generate a significant portion of our total revenues, are fixed by contract, we are unable to increase our premiums during the contract term despite our corresponding medical benefits expense exceeding our estimates, which could have a material adverse effect on our results of operations.

Most of our Medicaid revenues are generated by premiums consisting of fixed monthly payments per member.. These payments are fixed by contract, and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by state and federal governments. We have less control over costs related to the provision of health care services than we do over our selling, general and administrative expense. Historically, our medical benefits expense as a percentage of premium revenue has fluctuated within a relatively narrow band. For example, our medical benefits expense was 79.4%, 85.3% and 85.4% for the years ended December 31, 2007, 2008 and 2009, respectively. Further, our regulators set premiums using actuarial methods based on historical data. Actual experience, however, could differ from those assumed in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. If our medical benefits expense exceeds our estimates or our regulators’ actuarial pricing assumptions, we will nonetheless be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on ur results of operations.

Relatively small changes in our medical benefits ratio (“MBR”), can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.

Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:

•      an increase in the cost of healthcare services and supplies, including prescription drugs, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services, particularly in-patient hospital services, or unexpected utilization patterns;

•      periodic renegotiation of hospital, physician, and other provider contracts;

•      changes in the demographics of our members and medical trends affecting them;

•      new mandated benefits or other changes in healthcare laws, regulations, and practices;

•      new treatments and technologies; and

•      contractual disputes with providers, hospitals, or other service providers.

We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with PCPs and other providers, case and disease management and quality assurance programs, and preventive and wellness visits for members. Despite our efforts and programs to manage our medical expenses, we may not be able to continue to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may not remain profitable.

Changes in our member mix may have a material adverse effect on our cash flow and results of operations.

Our revenues, costs and margins vary based on changes to our membership mix, product mix and the demographics of our membership. Our revenues are generally comprised of fixed payments that are determined by the type of member in our plans. The payments are generally set based on an estimation of the medical costs required to serve members with various demographic and health risk profiles. As such, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for an SSI member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow and results of operations.

Reduction, delay or the inability of federal or state funding for health care programs could have a material adverse effect on our profitability, cash flows and results of operations.

The federal government and many states from time to time consider reducing the level of funding for government health care programs, including Medicare and Medicaid, which could have a material adverse effect on our profitability and results of operations. For example, the Deficit Reduction Act of 2005 (the “DRA”), signed into law on February 8, 2006, includes reductions in federal Medicaid spending by approximately $4.8 billion and reductions to Medicare spending by approximately $6.4 billion over a period of five years, according to the Congressional Budget Office. The DRA reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits. This law may also lead to lower Medicaid reimbursements in some states. States also periodically consider reducing or reallocating the amount of money they spend for Medicaid and other programs. In recent years, the majority of states have implemented measures to restrict Medicaid and other health care programs costs and eligibility.

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

Stimulus funds for Medicaid in ARRA are anticipated to end in 2010 leaving certain states with sizable projected budget gaps in their Medicaid programs.  Absent additional federal assistance, these states may be under pressure to raise revenue, reduce provider payments, and reduce benefits or a combination of the above.  We continue to evaluate the impact proposed alternatives could have on our business and will take action as appropriate.  For example, one state that might be affected is Florida.  According to the State of Florida’s Long Range Financial Outlook Fiscal Year 2010-2011 through 2012-2013 report, the state anticipates a number of budget challenges in the coming years.  This report notes that, “Overall, the General Revenue Fund is solvent for Fiscal Year 2009-10, but has projected shortfalls in each of the three planning years despite the significant revenue growth projected for those years.”  Florida is one of our two largest Medicaid customers.

        Although premiums are contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states of up to five months. Given the budget shortfalls in many states that we contract with, payment delays may reoccur in the future. For example, the State of Hawaii's Department of Human Services ("Hawaii DHS") recently announced that as a result of Hawaii's budget shortfall during its current fiscal year, Hawaii DHS intends to withhold payments to plans offering services under the QUEST and QUEST Expanded Access programs, including ours, for a period of approximately three to four months.  While we and other affected health plans are urging Hawaii DHS to reconsider its intention to defer payment, we can offer no assurance that our efforts will be successful or that any such delay would not ultimately go beyond four months.  Our monthly premium on the Hawaii Medicaid program averages approximatley $25.0 million.

The inability or failure to maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and other materially adverse consequences.

Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems assists us in, among other things, marketing and sales and membership tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our customer service functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and accurate financial reporting.

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

Additionally, events outside our control, including acts of nature such as hurricanes, earthquakes, fires or terrorism, could significantly impair our information systems and applications. To help ensure continued operations in the event that our primary data center operations are rendered inoperable, we have a disaster recovery plan to recover business functionality within stated timelines. Our disaster plan may not operate effectively during an actual disaster and our operations could be disrupted, which would have a material adverse effect on our results of operations.

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

We have contracted with a number of vendors to provide significant assistance in our operational support including, but not limited to, certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them. Significant failure by a vendor to perform in accordance with the terms of our contracts could have a material adverse effect on our results of operations. Further, due to business changes or legal proceedings, our ability to manage these vendors may be impacted. In addition, due to these factors, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties which could have a material adverse effect on our business and results of operations.

We encounter significant competition for program participation, network providers and members, and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, which may have a material adverse effect on our growth prospects and results of operations.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes due to business consolidations, changes in regulation that could affect competitors differently, increased regulatory scrutiny, strategic alliances and growing revenue and cost pressures. We compete principally on the basis of premiums and cost-sharing terms, provider network composition, benefits and medical services provided, effectiveness of resolution of calls and complaints, and other factors. For a discussion of the competitive environment in which we operate, see “Part I – Item 1 – Business — Competition.” A number of these competitive elements are partially dependent on, and can be positively affected by, financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. Competitors with greater financial resources than us may be better positioned than us to withstand rate compression. Further, we operate in, or may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could hurt our results of operations. In addition, regulatory reform or other initiatives may bring additional competitors into our markets. Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations.

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

         In addition, we may not be able to hire and retain our executive officers, other members of management or associates for a number of reasons, including, but not limited to the:

•	uncertainty about government health care policies and funding and the potential impact on us;

•	uncertainty about potential future regulatory actions similar to the CMS sanction;

•	uncertainty surrounding ongoing governmental and Company investigations and litigation; and

•	decline of our stock price in light of the importance of equity in many of our compensation packages.

        Accordingly, all of these factors may impair our ability to recruit and retain qualified personnel, which could have a material adverse effect on our business.

If we are unable to maintain satisfactory relationships with our providers, we may be precluded from operating in some markets, which could have a material adverse effect on our results of operations and profitability.

Our profitability depends, in large part, on our ability to enter into cost-effective contracts with hospitals, physicians and other health care providers in appropriate numbers and at locations convenient for our members in each of the markets in which we operate. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If such a provider or any of our other providers refused to contract with us or used their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those activities could have a material adverse effect on our operating results in that market. Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets, from being able to enroll new members or from entering into new markets. Also, in situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses.

Our provider contracts with network PCP and specialists generally have terms of one to four years, with automatic renewal for successive one-year terms. We may be unable to continue to renew such contracts or enter into new contracts enabling us to serve our members profitably. We are also required to establish acceptable provider networks prior to entering new markets. Finally, we may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or on favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our results of operations and profitability could be materially adversely affected.

Our inability to obtain or maintain adequate intellectual property rights in our brand names for our health plans or enforce such rights may have a material adverse effect on our business, results of operations and cash flows.

Our success depends, in part, upon our ability to market our health plans under our brand names, including “WellCare,” “HealthEase,” “Staywell,” and “Harmony.” We hold federal trademark registrations for the “WellCare,” "HealthEase" and "Harmony" trademarks, and we are pursuing an application with the U.S. Patent and Trademark Office to register "Ohana Health Plan, Inc. & Design.” We use the “Staywell” trademark only in the State of Florida, and, pursuant to an agreement in August 2008 with The Staywell Company, a health education company based in St. Paul, Minnesota, we will co-exist with their use of that term for very different kinds of services and will not pursue a federal registration of that trademark. It is possible that other businesses may have actual or purported rights in the same names or similar names to those under which we market our health plans, which could limit or prevent our ability to use these names, or our ability to prevent others from using these names. If we are unable to prevent others from using our brand names, if others prohibit us from using such names or if we incur significant costs to protect our intellectual property rights in such brand names, our business, results of operations and cash flows may be materially adversely affected.

Several members of our management team have been recently appointed to their positions, and a lack of familiarity with our Company or our industry could have a material adverse effect on our business.

During the past year, our management team has undergone a number of changes, including the resignation of our chief executive officer, the elimination of the position of President of National Medicare and the appointment of several members of senior management, some of whom have limited prior experience with our Company or our industry. Our operations are highly dependent on the experience and skills of our management team. The lack of familiarity and experience with us or our industry by some members of our management team could have a material adverse effect on our business.

Failure of our state regulators to approve payments of dividends and/or distributions from certain of our regulated subsidiaries to us or our non-regulated subsidiaries may have a material adverse effect on our liquidity, non-regulated cash flows, business and financial condition.

In most states, we are required to seek the prior approval of state regulatory authorities to transfer money or pay dividends from our regulated subsidiaries in excess of specified amounts or, in some states, any amount. The discretion of the state regulators, if any, in approving or disapproving a dividend or intercompany transaction is often not clearly defined. Health plans that declare ordinary dividends usually must provide notice to the regulators in advance of the intended distribution date of such dividend. Extraordinary dividends require approval by state regulators prior to declaration.  If our state regulators do not approve payments of dividends and/or distributions by certain of our regulated subsidiaries to us or our non-regulated subsidiaries, our liquidity, non-regulated cash flows, business and financial condition may be materially adversely affected.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses, which could have a material adverse effect on our financial condition and cash flows.

Our providers involved in medical care decisions and associates involved in coverage decisions may be exposed to the risk of medical malpractice claims. Some states have passed or are considering legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations, or eliminates the requirement that providers carry a minimum amount of professional liability insurance. This kind of legislation has the effect of shifting the liability for medical decisions or adverse outcomes to the managed care organization. This could result in substantial damage awards against us and our providers that could exceed the limits of our insurance coverage or could cause us to pay additional premiums to increase our insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our associates could have a material adverse effect on our financial condition, results of operations and cash flows.

From time to time, we are party to various other litigation matters (including the matters discussed in “Part I – Item 3 – Legal Proceedings”), some of which seek monetary damages. We cannot predict with certainty the outcome of any pending litigation or potential future litigation, and we may incur substantial expense in defending these lawsuits or indemnifying third parties with respect to the results of such litigation, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Related to Our Financial Condition

We may be unable to raise additional unregulated cash, if needed, in the current economic environment.

Although, from time to time, we have maintained a line of credit to facilitate unregulated cash flows, we currently do not have a loan facility in place. Continued turmoil in the financial markets and general adverse economic conditions make it more difficult, and perhaps prohibitively costly, for us to raise capital through the issuance of debt, publicly or privately.

If we are unable to raise additional unregulated cash when needed, our unregulated cash balances will deteriorate, which could have a material adverse effect on our cash flows, business condition and results of operations.

An intercompany loan arrangement currently in place could be terminated by insurance regulators, which would have a material adverse effect on our unregulated cash position and liquidity.

Two of our regulated Florida subsidiaries currently have intercompany loan arrangements in place lending a total of $50.0 million to one of our non-regulated subsidiaries. The intercompany loan arrangement was for the purpose of commencing a new business that ultimately did not occur. The loan arrangements require repayment in September 2012 and we do not intend to repay the loan until that time. However, the Florida regulators could require the regulated subsidiaries to terminate the intercompany loan arrangements before the due date, necessitating the borrowing subsidiary to repay in full the amount owed to the regulated Florida subsidiaries. If the borrowing subsidiary were required to repay the intercompany loans, or other restrictions were placed on the use of the loan proceeds, our unregulated cash balance could be reduced by up to $50.0 million plus any accrued interest.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December, 31, 2009, our long-term investments had an amortized cost of $57.0 million and an estimated fair value of $51.7 million, and were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually anywhere from seven to 35 days. Auctions for these auction rate securities have continued to fail and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the near future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Risks Related to Being a Regulated Entity

CMS’s risk adjustment payment system makes our revenue and results of operations difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases its reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicare eligibility. CMS requires all managed care companies to capture, collect, and report the necessary diagnosis code information to CMS. Because 100% of Medicare Advantage premiums are now risk-based, it is more difficult to predict with certainty our future revenue and results of operations.

In addition, CMS establishes premium payments to Medicare plans generally at the beginning of the calendar year and then adjusts premium levels on two separate occasions during the year on a retroactive basis. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As a result of the variability of factors, including plan risk scores, that determine such estimates, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of premiums related thereto may result in adjustments to our Medicare premium revenue and, accordingly, could have a material adverse effect on our results of operations, financial position and cash flows.  The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS requires repayment.

In February 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between Original Medicare and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. CMS found that the overall risk scores of “stayers” (a CMS term referring to those persons who were enrolled either in the same Medicare Advantage plan or in Original Medicare during the study periods) in Medicare Advantage increased more than those of Original Medicare stayers. Accordingly, in the 2009 Advance Notice of Methodological Changes for Calendar Year 2009 for Medicare Advantage Capitation Rates and Part D Payment Policies, CMS summarized findings from its analysis of risk scores over the 2004-2006 time period and proposed to apply a coding intensity adjustment to contracts whose disease scores for stayers exceeded fee-for-service by twice the industry average. The agency proposed to apply an adjustment that was calculated based on those contracts that fell above the threshold. In response to the Advance Notice, CMS received a significant number of comments on the proposed adjustment for Medicare Advantage coding differences, most of which disagreed with the view that CMS had identified differences in coding patterns between Medicare Advantage and fee-for-service Medicare. CMS then decided not to make a coding intensity adjustment for 2009. For calendar year 2010, a negative coding intensity adjustment factor of 3.41% will apply to all managed care plans. The coding intensity adjustment factor would be applied to beneficiaries and risk scores, resulting in a decrease in our Medicare revenue.

CMS has begun a program to perform audits of selected MA plans to validate the provider coding practices under the risk-adjustment model used to calculate the premium paid for each MA member. Our Florida HMO contract has been selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other contracts and contract years on an ongoing basis. The CMS audit of this data involves a review of a sample of provider medical records for the contract under audit. We are unable to estimate the financial impact of any audit that is underway or that may be conducted in the future. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, and how, if at all, CMS will extrapolate its findings to the entire contract. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2010 and beyond.

Reductions in funding for government health care programs could have a material adverse effect on our results of operations.

All of the health care services we offer are through government-sponsored programs, such as Medicaid and Medicare. As a result, our profitability is dependent, in large part, on continued funding for government health care programs at or above current levels. For example, the premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints. Some of the states in which we operate have experienced fiscal challenges leading to significant budget deficits. According to the National Association of State Budget Officers, Medicaid spending consumes a significant portion of the average state’s budget. Health care spending increases appear to be more limited than in the past, as states continue to look at Medicaid programs as opportunities for budget savings and some states may find it difficult to continue paying current rates to Medicaid health plans.

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

Further, continued economic slowdowns in our markets have negatively impacted state revenues. The number of persons eligible to receive Medicaid benefits may grow more slowly or even decline more rapidly or in tandem with declining or stagnating economic conditions. For example, the governments that oversee the Medicaid programs could choose to limit program eligibility in an effort to reduce the portion of their respective state budgets attributable to Medicaid, which would cause our membership and revenues to decrease. Therefore, declining or stagnating general economic conditions may cause our membership levels to decrease even further, which could have a material adverse effect on our results of operations. Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions.  Conversely, this number may grow more slowly or even decline if economic conditions improve.  Therefore, improvements in general economic conditions may cause our membership levels to decrease, thereby causing our financial position, results of operations or cash flows to suffer, which could lead to decreases in our stock price during periods in which stock prices in general are increasing.  In addition, the states may also develop future Medicaid capitation rates that, while actuarially sound, are insufficient to keep pace with medical trends or inflation, therefore reducing our profitability in those markets and materially adversely affecting our results of operations.

We are experiencing pressure in many states and specifically on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2009, Florida implemented Medicaid rates that made it economically unfeasible for us to continue to participate in the Medicaid reform programs. As a result, we withdrew from these programs effective July 1, 2009, which resulted in a loss of approximately 80,000 members. Current regulation in Georgia related to payment of claims, eligibility determination and provider contracting, has negatively impacted expenses for the plan in 2009 and this may continue in the future. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.

Similar to Medicaid, reductions in payments under Medicare or the other programs under which we offer health plans could likewise reduce our profitability. The MMA permits premium levels for certain Medicare plans to be established through competitive bidding, with Congress retaining the ability to limit increases in premium levels established through bidding from year to year. The federal government also has passed legislation that phases out Medicare Advantage budget neutrality payments through 2011, which impacts premium increases over that timeframe. Congress is considering other reductions to rates or other changes to Medicare Part D which could also have a material adverse effect on our results of operations. Legislation has been enacted to postpone a planned 21% reduction in the physician fee schedule until February 28, 2010.  We expect that the physician fee schedule cut implicit in the premium rates will not be enacted in 2010 and that the following are among the events that are likely to occur: member benefits will be reduced; member premiums will be increased; and margins will decline. These events are likely to have a negative affect on our 2010 operating results and membership.

In January 2009, the Obama Administration took office. Although the new administration and Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made under Medicare and other government programs. Similarly, although Congress approved the children’s health bill which, among things, increases federal funding to S-CHIP and President Obama signed the American Recovery and Reinvestment Act that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business.

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

We are currently undergoing standard periodic audits by several departments of insurance and CMS to verify compliance with our contracts and applicable laws and regulations. See “CMS’s risk adjustment payment system makes our revenue and results of operations difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations” for additional risks associated with a current CMS audit of one of our plans.

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

Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. “Qui tam” actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal health care programs as a result of an investigation arising out of such action. Many states, including states where we currently operate, have enacted parallel legislation.

In a letter dated October 15, 2008, the Civil Division informed counsel to the Special Committee that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3). We are discussing with the Civil Division the allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations. It is possible that additional qui tam actions have been filed against us and are under seal. Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2009 Form 10-K.

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

Our operations are conducted through licensed HMO and insurance subsidiaries. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity. For example, New York state adopted regulations that increase the capital reserve requirement by 150% over an eight-year period that will be fully implemented in 2012. The phased-in increase in reserve requirements to which our New York plan is subject has, over time, materially increased our reserve requirements in one of our subsidiaries domiciled in New York. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the NAIC. As of December 31, 2009, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri and Ohio, and our PFFS operations, were subject to such guidelines.

Our subsidiaries also may be required to maintain higher levels of statutory net worth due to the adoption of risk-based capital requirements by other states in which we operate. Our subsidiaries are subject to their state regulators’ general oversight powers. Regardless of whether a state adopts the risk-based capital requirements, the state’s regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members. For example, if premium rates are inadequate, reduced profits or losses in our regulated subsidiaries may cause regulators to increase the amount of capital required.  Any additional capital contribution made to one or more of the affected subsidiaries could have a material adverse effect on our liquidity, cash flows and growth potential. In addition, increases of statutory capital requirements could cause us to withdraw from certain programs or markets where it becomes economically difficult to continue to be profitable. For example, we have decided to exit the Medicare PDP program in Wisconsin for 2010 due to that state’s capital requirements, and auto-assigned PDP membership in Wisconsin will be re-assigned to other plans.

Several changes to the Medicare program resulting from the MIPPA legislation could increase competition for our existing and prospective members and have a material adverse effect on our results of operations.

MIPPA was enacted in 2008 and impacts a broad range of Medicare activities and all types of Medicare managed care plans. All of the changes imposed on us by MIPPA, including those discussed below, have the potential to cause us to incur additional administrative expense, lose membership and ultimately reduce our Medicare revenues, all of which could have a material adverse effect on our results of operations:

Sales and Marketing: MIPPA and subsequent CMS guidance place prohibitions and limitations on certain sales and marketing activities of MA and PDPs. Among other things, MA and PDPs are not permitted to: make unsolicited outbound calls to potential members or engage in other forms of unsolicited contact; cross-sell non-Medicare products to existing members during MA or Part D sales interactions; establish appointments without documented consent from potential members; provide meals to potential enrollees at sales events; or conduct sales events in certain provider-based settings. In response, we have focused on more formal marketing methods (e.g., advertising and other media-generated activity) during the most recent Medicare enrollment period, which has served to increase our acquisition costs and slowed our sales.  Further, the new MIPPA guidelines, along with the rapid and rigorous requirements to implement them, contributed to the violations that resulted in CMS sanction that suspended our marketing and selling ability noted earlier.

Special Needs Plans: A significant portion of our MA CCP membership is enrolled in our D-SNPs. Under MIPPA and subsequent CMS guidance, D-SNPs such as ours are required to contract with state Medicaid agencies to coordinate care. The scope of the D-SNP contract with the state Medicaid agency varies greatly based on what eligibility categories, cost-sharing responsibilities and payment limitations each state has included in its state plan. The contracting process under MIPPA provides an opportunity for D-SNPs and states to improve the coordination of benefits, including defining the overlap between Medicaid and Medicare benefits, eligibility verification processes, payment and coverage responsibilities, marketing and enrollment standards, appeals and grievances procedures and other important operational considerations. Collaboration between states and D-SNPs is expected to create administrative efficiencies and improve beneficiary health outcomes. However, the requirement to contract with state Medicaid agencies imposes potential risk for D-SNP providers such as us because MIPPA does not allow continued operation of a D-SNP after 2010 if a state and the D-SNP provider cannot come to agreement on terms.  Currently we have contracted with 4 of the 11 states in which we currently offer D-SNPs.  While we are pursuing contracts with the remaining states, we are unable to provide assurances that our efforts will be successful or will result in terms that are favorable or acceptable to us.

Compensation: MIPPA also establishes limits on agent and broker compensation. The CMS implementing regulations require that plans that pay commissions do so by paying for an initial year commission and residual commissions for each of the five subsequent renewal years, thereby creating a six year commission cycle with respect to members moving from Original Medicare and a five year commission cycle with respect to members moving from another Medicare Advantage plan.

We are required to comply with laws governing the transmission, security and privacy of health information, and we have not yet determined what our total compliance costs will be; however, such costs, when determined, could be more than anticipated, which could have a material adverse effect on our results of operations.

        Enacted into law in February 2009, ARRA expanded and strengthened privacy and security requirements under HIPAA, which applies to us.

        ARRA imposes many HIPAA security and privacy requirements directly on business associates that were previously only directly applicable to health plans, certain providers and healthcare clearinghouses. In addition, ARRA further limits our use and disclosure of protected health information (“PHI”). Among other things, these limitations include prohibitions on exchanging PHI for remuneration, restrictions on marketing to individuals, and the promise of new standards for the de-identification of data. ARRA also imposed new obligations on us to provide individuals with electronic copies of their health information, to agree to certain restrictions requested by individuals and eventually to provide individuals an accounting of virtually all disclosures of their health information. Most of these provisions became effective in February 2010 and many will be further clarified by regulations promulgated by the Department of Health and Human Services (“HHS”). The earliest compliance date for limitations on exchanging PHI for remuneration and providing expanded accounting to individuals is in 2011.

        Civil penalties for violations by either covered entities or business associates are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. Imposition of these penalties is more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS is required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory beginning in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

In addition, commencing September 2009, ARRA requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

        ARRA also contains a number of provisions that provide incentives for states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these do not apply to us directly, states wishing to apply for grants under ARRA, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. We are unable to predict what such requirements may entail or what their effect on our business may be.

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

Health care laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could materially reduce our profitability by, among other things:

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

Although we rely on direct marketing and sales efforts in a few of our states, the majority of our new members are obtained through voluntary selection and automatic enrollment programs. All of the states in which we currently operate permit advertising and, in most cases, direct sales but impose strict requirements and limitations as to the types of marketing activities that are permitted. For example, the State of Georgia does not permit direct sales by Medicaid health plans. In Georgia, we advertise our plans, but we rely on member selection and auto-assignment of Medicaid members into our plans. Similarly, plans participating in the Florida Medicaid program are prohibited from directly selling their plans to Medicaid recipients. In circumstances where our marketing efforts are prohibited or curtailed, we may incur additional administrative expense in trying to obtain members and our ability to increase or sustain membership could be harmed, which could have a material adverse effect on our results of operations.

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

We rely on the accuracy of eligibility lists provided by the government to collect premiums, and any inaccuracies in those lists cause states to recoup premium payments from us, which could materially reduce our revenues and results of operations.

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program or are eligible for a different premium category or a different program. For example, in July 2008, we continued to receive premiums from the State of Florida for members that had become eligible for both Medicaid and Medicare benefits. Once recipients become dually eligible, their premiums are primarily remitted by CMS rather than the state. In this case, the State of Florida had not properly reduced the amount of premium it paid to us to reflect that CMS was now the primary payor. Our review of all remittance files to identify potential duplicate members, members that should be terminated or members for which we have been paid an incorrect rate may not identify all such members and could result in repayment of premiums in years subsequent to the year in which the revenue was recovered.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be reduced as a result of the state’s failure to pay us for related payments to providers we made and we were unable to recoup such payments from the providers. We have established a reserve in anticipation of recoupment by the states of previously paid premiums, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it would have a material adverse effect on our results of operations.

Our failure to maintain accreditations could disqualify us from participation in certain state Medicaid programs, which would have a material adverse effect on our results of operations.

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

Our Florida health plans are accredited by the AAAHC and our Georgia health plan is accredited by NCQA. Under the terms of our Medicaid contract, we have until January 1, 2012 to obtain NCQA accreditation in Hawaii.

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

Risks Related to Our Common Stock

Future sales, or the availability for sale, of our common stock may have a material adverse effect on the market price of our common stock

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could have a material adverse effect on the market price of our common stock and could materially impair our ability to raise capital through future offerings of our common stock.

As of December 31, 2009, we had outstanding options to purchase 1,919,535 shares of our common stock, of which 1,259,897 were exercisable, at a weighted average exercise price of $38.60 per share.  In addition, as of December 31, 2009, we had outstanding 883,266 restricted stock units, which will vest at various times over approximately the next four years.  From time to time, we may issue additional options and restricted stock units to associates, non-employee directors, consultants and others pursuant to our equity incentive plans.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing

The provisions of our certificate of incorporation and bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. These provisions could also discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions that stockholders may consider unfavorable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. We also lease office space for the administration of our health plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. These properties are all in good condition and are well maintained.  We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3. Legal Proceedings

Set forth below is a description of the current status of the investigations, actions and lawsuits arising from or consequential to the Restatement and Special Committee investigation:

Government Investigations

As previously disclosed, in May 2009, we entered into the DPA with the USAO and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

Under the Information filed with the Court by the USAO pursuant to the DPA, we were charged with one count of conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349.  The USAO recommended to the Court that the prosecution of us be deferred for the duration of the DPA.  Within five days of the expiration of the DPA the USAO will seek dismissal with prejudice of the Information, provided we have complied with the DPA.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

In accordance with the DPA, the USAO has filed with the Court a statement of facts relating to this matter. As a part of the DPA, we have retained a Monitor for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us and is retained at our expense.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  Among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability.  Pursuant to the terms of the DPA, we have paid the USAO a total of $80.0 million.

In May 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first three payments have been made.

As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division and the OIG.  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million, plus interest. We anticipate these amounts will be payable in installments over a period of four to five years.

In October 2008, the Civil Division informed us that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  In connection with the ongoing resolution discussions with the Civil Division, we are addressing the allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2009 Form 10-K.

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

Class Action and Derivative Lawsuits

Putative class action complaints were filed in October 2007 and in November 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued in March 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  In October 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  The court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009, and discovery is ongoing.  Separately, in October 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further challenge our right, prior to advancing such expenses, to first submit their expense invoices to our directors’ and officers’ insurance carrier for their preliminary review and evaluation of the adequacy of the description of services in the invoices and of the reasonableness of those expenses. We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements in respect to these matters.

Five putative shareholder derivative actions were filed between October and November 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for Charles Berg, David Gallitano, D. Robert Graham and Glenn D. Steele, Jr. and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Charles Berg, David Gallitano and Glenn D. Steele, Jr. and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint in April 2008.  In October 2008, amended complaints were filed in the federal court and the state court derivative actions.  In December 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered in March 2009 in the consolidated federal action, the court denied the motions to dismiss the second amended consolidated complaint.  In April 2009, in the consolidated state action, the court denied the motion to dismiss the second amended consolidated complaint.  In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  In May 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing in May 2009, the court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and the plaintiffs in that action withdrew their request for a hearing to contest that motion. Also, in October 2009, the judge overseeing the consolidated federal action granted a motion that had been filed by several of the individual defendants to transfer responsibility for the case to the judge within the same Court who is overseeing the class action case described in the preceding paragraph. In November 2009, the Special Litigation Committee filed a report with the Court determining, among other things, that we should pursue an action against three of our former officers.  In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants, and to realign us as a plaintiff for purposes of pursuing claims against the three former officers.  That motion remains pending.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims. In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act.

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

	High	Low
2009
First Quarter ended March 31, 2009	$ 16.82	$ 6.23
Second Quarter ended June 30, 2009	$ 20.91	$ 10.86
Third Quarter ended September 30, 2009	$ 27.50	$ 16.55
Fourth Quarter ended December 31, 2009	$ 39.12	$ 24.00
2008
First Quarter ended March 31, 2008	$ 58.73	$ 31.30
Second Quarter ended June 30, 2008	$ 55.73	$ 34.01
Third Quarter ended September 30, 2008	$ 45.65	$ 26.30
Fourth Quarter ended December 31, 2008	$ 35.86	$ 6.12

The last reported sale price of our common stock on the New York Stock Exchange on February 16, 2010 was $31.72. As of February 16, 2010, we had approximately 33 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2004, to December 31, 2009 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Amerigroup Corporation, Centene Corporation, Cigna Corp., Coventry Health Care Inc., Health Net Inc., HealthSpring, Inc., Humana, Inc., Molina Healthcare, Inc., Unitedhealth Group, Inc., Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the custom composite index on December 31, 2004. The graph also assumes the reinvestment of dividends and is weighted according to the respective company’s stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among WellCare Health Plans, Inc., The S&P 500 Index
And Custom Composite Index (12 Stocks)

$250
$200
$150
$100
$50
$0
12/04
12/05
12/06
12/07
12/08
12/09

WellCare Health Plans, Inc. — **S&P 500** — **Custom Composite Index (12 Stocks)**

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
WellCare Health Plans, Inc.	$100	$126	$212	$130	$ 40	$ 113
S&P 500 Index	$100	$105	$121	$128	$ 81	$ 102
Custom Composite Index (12 stocks)	$100	$142	$134	$154	$ 69	$ 88

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

Unregistered Issuances of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended December 31, 2009, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	12,779	$25.15 (2)	N/A	N/A
November 1, 2009 through November 30, 2009	1,157	$29.15 (3)	N/A	N/A
December 1, 2009 through December 31, 2009	27,431	$38.30 (4)	N/A	N/A
Total during quarter ended December 31, 2009	41,367	$33.38 (5)	N/A	N/A
____________

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

(2)	The weighted average price paid per share during the period was $25.56.

(3)	The weighted average price paid per share during the period was $31.64.

(4)	The weighted average price paid per share during the period was $36.48.

(5)	The weighted average price paid per share during the period was $28.78.

Item 6. Selected Financial Data

The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 2009 Form 10-K. The data for the years ended December 31, 2007, 2008 and 2009, and as of December 31, 2008 and 2009 is derived from consolidated financial statements included elsewhere in this 2009 Form 10-K. The data for the years ended December 31, 2005 and 2006 and as of December 31, 2005, 2006, and 2007 is derived from audited financial statements not included in this 2009 Form 10-K.

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
	(in thousands, except share data)
Consolidated and Combined Statements of Income:
Revenues:
Premium:
Medicaid	$1,343,800	$1,906,391	$2,691,781	$2,991,049	$3,256,731
Medicare	504,501	1,679,652	2,613,108	3,492,021	3,610,521
Total premium	1,848,301	3,586,043	5,304,889	6,483,070	6,867,252
Investment and other income	17,042	49,919	85,903	38,837	10,912
Total revenues	1,865,343	3,635,962	5,390,792	6,521,907	6,878,164
Expenses:
Medical benefits:
Medicaid	1,093,180	1,555,819	2,136,710	2,537,422	2,810,611
Medicare	412,208	1,351,471	2,076,674	2,992,794	3,051,846
Total medical benefits	1,505,388	2,907,290	4,213,384	5,530,216	5,862,457
Selling, general and administrative	259,491	496,396	766,648	933,418	892,940
Depreciation and amortization	9,204	17,170	18,757	21,324	23,336
Interest	13,562	14,087	14,035	11,780	6,411
Goodwill impairment	—	—	—	78,339	—
Total expenses	1,787,645	3,434,943	5,012,824	6,575,077	6,785,144
Income (loss) before income taxes	77,698	201,019	377,968	(53,170)	93,020
Income tax expense (benefit)	30,330	79,790	161,732	(16,337)	53,149
Net income (loss)	$47,368	$121,229	$216,236	$(36,833)	$39,871
Net income (loss) per share:
Net income (loss) per share — basic	$1.26	$3.08	$5.31	$(0.89)	$0.95
Net income (loss) per share — diluted	$1.21	$2.98	$5.16	$(0.89)	$0.95

	As of December 31,
	2005	2006	2007	2008	2009
Operating Statistics:
Medical benefits ratio — consolidated(1)(2)(3)	81.4%	81.1%	79.4%	85.3%	85.4%
Medical benefits ratio — Medicaid(1)	81.3%	81.6%	79.4%	84.8%	86.3%
Medical benefits ratio — Medicare(1)	81.7%	80.5%	79.5%	85.7%	84.5%
Selling, general and administrative expense ratio(4)	13.9%	13.7%	14.2%	14.3%	13.0%
Members — consolidated	855,000	2,258,000	2,373,000	2,532,000	2,321,000
Members — Medicaid	786,000	1,245,000	1,232,000	1,300,000	1,349,000
Members — Medicare	69,000	1,013,000	1,141,000	1,232,000	972,000

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$421,766	$964,542	$1,008,409	$1,181,922	$1,158,131
Total assets	896,343	1,664,298	2,082,731	2,203,461	2,118,447
Long-term debt (including current maturities)	182,061	155,621	154,581	152,741	—
Total liabilities	535,793	1,127,239	1,274,840	1,397,632	1,237,547
Total stockholders’ equity	360,550	537,059	807,891	805,829	880,900
____________

(1)	Medical benefits ratio represents medical benefits expense as a percentage of premium revenue.

(2)
As a result of the restatement and investigation, we were delayed in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). Due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K. We have determined that the claims information that has become available provides additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and has been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 were based on actual claims paid. The difference between our actual claims paid for the 2007 period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR. Thus, Medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.

(3)
As discussed above, due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. Therefore, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $92.9 million, or 1.4%, higher than it otherwise would have been if we had filed our 2007 Form 10-K on time.

(4)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” beginning on Page 47 and our combined and consolidated financial statements and related notes appearing elsewhere in this 2009 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under “Risk Factors,” “Forward-Looking Statements,” “Business” and elsewhere in this 2009 Form 10-K.

Overview

Current Financial Condition

Financial Impact of Government Investigations and Litigation

We do not know whether, or the extent to which, any investigations that remain unresolved and any investigation-related litigation or any of the class actions discussed above under “Part I – Item 3 – Legal Proceedings” will result in our payment of additional fines, penalties or damages, any of which would require us to incur additional expenses and could have an adverse affect on our results of operations. Furthermore, if as a result of the resolution of the investigations we are subject to operating restrictions, revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs, our revenues and net income could be adversely affected.

As discussed above, we have resolved our previously disclosed matters under investigation by the USAO and the State of Florida but remain in resolution discussions as to matters under review with the Civil Division and the OIG. Any resolution of the ongoing investigations being conducted by these agencies could have a material adverse effect on our business, financial condition, results of operations, and cash flows. As previously disclosed, we have paid the USAO a total of $80.0 million pursuant to the terms of the DPA.  Pursuant to the Consent and Final Judgment, we agreed to pay a penalty of $10.0 million to the SEC, of which $2.5 million remains to be paid during the first quarter of 2010.  Based on the current status of matters and all information known to us to date, management estimates that we have a liability of approximately $60.0 million plus interest associated with the matters remaining under investigation. We anticipate these amounts will be payable in installments over a period of four to five years.  In accordance with fair value accounting guidance, we discounted the liability and recorded it at its current fair value of approximately $55.9 million.  This amount remains accrued in our Consolidated Balance Sheet as of December 31, 2009 within the short and long term portions of Amounts accrued related to investigation resolution line items.  The final timing, terms and conditions of a resolution of these matters may differ from those currently anticipated, which may result in an adjustment to our recorded amounts.  These adjustments may be material.  We cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the Civil Division or the OIG.

We have expended significant financial resources in connection with the investigations and related matters.  Since the inception of these investigations through December 31, 2009, we have incurred a total of approximately $165.4 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses.  Approximately $21.1 million of these investigation related costs were incurred in 2007, approximately $103.0 million were incurred in 2008 and approximately $41.3 million were incurred in 2009.  We expect to continue incurring additional costs in connection with the governmental and Company investigations, compliance with the DPA and related matters during its term.  Although investigation related costs overall have gradually declined, we can provide no assurance that such costs will not be significant or increase in the future.  These include, among others, anticipated costs associated with the retention of the Monitor and implementation of any recommendations, as discussed above, as well as anticipated costs related to the class action lawsuit and efforts of the Special Litigation Committee in connection with the ongoing shareholder derivative actions.

Current Cash Position

As of December 31, 2009, our consolidated cash and cash equivalents were approximately $1,158.1 million. As of December 31, 2009, our consolidated investments were approximately $114.4 million. As of December 31, 2009, we had unregulated cash of approximately $117.6 million and unregulated investments of approximately $2.8 million.

Business and Financial Outlook

General Economic, Political and Financial Market Conditions

As a result of economic uncertainty, the states in which we operate are experiencing significant fiscal challenges, which are likely to result in budget deficits. In light of these budgetary challenges, the Medicaid segment premiums we receive likely will not keep pace with anticipated medical expense increases. While the economic downturn may increase the number of Medicaid recipients under current eligibility criteria, states may revise the eligibility criteria to reduce the number of people who are eligible for our plans. In February 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between Original Medicare and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. CMS found that the overall risk scores of “stayers” (a CMS term referring to those persons who were enrolled either in the same Medicare Advantage plan or in Original Medicare during the study periods) in Medicare Advantage increased more than those of Original Medicare stayers. Accordingly, in the 2009 Advance Notice of Methodological Changes for Calendar Year 2009 for Medicare Advantage Capitation Rates and Part D Payment Policies, CMS summarized findings from its analysis of risk scores over the 2004-2006 time period and proposed to apply a coding intensity adjustment to contracts whose disease scores for stayers exceeded fee-for-service by twice the industry average. CMS proposed to apply an adjustment that was calculated based on those contracts that fell above this threshold. In response to the Advance Notice, CMS received a significant number of comments on the proposed adjustment for Medicare Advantage coding differences, most of which expressed disagreement with the view that CMS had identified differences in coding patterns between Medicare Advantage and fee-for-service Medicare. CMS then decided not to make a coding intensity adjustment for 2009. For calendar year 2010, a negative coding intensity adjustment factor of 3.41% will apply to all managed care plans. The coding intensity adjustment factor would be applied to beneficiaries and risk scores, resulting in a decrease in our Medicare revenue and membership.  Furthermore, federal budgetary challenges or policy changes could result in rates that do not keep pace with anticipated medical expense increases, which could have a material adverse effect on our performance in the Medicaid or Medicare segments.

In addition, increasing market volatility and the tightening of the credit markets have significantly limited our ability to access external capital, which may have an adverse effect on our ability to execute our business strategy. However, we continue to pursue financing alternatives to raise additional unregulated cash, including seeking dividends from certain of our regulated subsidiaries and accessing the public and private equity and debt markets.

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

In particular, we are experiencing pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In 2009, Florida implemented Medicaid rates that made it economically unfeasible for us to continue to provide services in certain counties and programs. As a result, we withdrew from the Medicaid reform programs effective July 1, 2009, which resulted in a loss of approximately 80,000 members. New or proposed legislation in Georgia related to payment of claims, program design, eligibility determination and provider contracting may negatively impact revenues and administrative expenses for the plan in 2010 and beyond. Further, continued economic slowdowns in Florida and Georgia, as well as other states, could result in additional state actions that could adversely affect our revenues.

        In January 2009, the Obama Administration took office. Although the Obama Administration and Congress have expressed some support for measures intended to expand the number of citizens covered by health insurance and other changes within the health care system, the costs of implementing any of these proposals could be financed, in part, by reductions in the payments made to Medicare Advantage and other government programs. Similarly, although Congress approved the children’s health bill which, among things, increases federal funding to the S-CHIP and President Obama signed the ARRA that provides funding for, among other things, state Medicaid programs and aid to states to help defray budget cuts, because of the unsettled nature of these initiatives, the numerous steps required to implement them and the substantial amount of state flexibility for determining how Medicaid and S-CHIP funds will be used, we are currently unable to assess the ultimate impact that they will have on our business. It is possible that the ultimate impact of these initiatives could be negative.

Execution of Business Strategy

To achieve our business strategy, we continue to look for economically viable opportunities to expand our business within our existing markets, expand our current service territory and develop new product initiatives. We also are, however, evaluating various strategic alternatives, which may include entering new lines of business or markets, exiting existing lines of business or markets and/or disposing of assets depending on various factors, including changes in our business and regulatory environment, competitive position and financial resources. We also continue to rationalize our operations to enhance the likelihood that our ongoing business is profitable. To the extent that we expand our current service territory or product offerings, we expect to generate additional revenues. On the other hand, if we decide to exit certain markets, such as our exit from certain Florida counties in 2009 and the 2010 exit from PFFS, our revenues and net income could decrease.

We currently do not foresee large, one-time opportunities to expand our business, such as prior efforts like the launch of PDPs in 2006 and the privatization of Georgia Medicaid in 2006. We continue to focus our resources on strengthening compliance and operating capabilities. These factors, when combined with the rationalization of our operations and the operational challenges we face, will cause us to be unable to sustain the rapid growth we have achieved in the recent past.

Membership and Trends

We provide managed care services targeted exclusively to government-sponsored health care programs, focused on Medicaid and Medicare, including prescription drug plans and health plans for families, children, and the aged, blind and disabled. As of December 31, 2009, we served approximately 2,321,000 members. Most of our revenues are generated by premiums consisting of fixed monthly payments per member.

        We currently anticipate that our revenues and medical benefits expenses for fiscal years 2010 will be lower than in prior periods due to the previously discussed exit from our MA PFFS business and certain Florida counties. As the composition of our membership base continues to change as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, we expect a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow, profitability and results of operations.

During 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrollment into, all lines of our Medicare business from March until the sanction was released in November.  CMS released us from the sanction in November 2009, in time to begin enrolling beneficiaries for the 2010 contract year on November 15, 2009, which is the first day that plans may begin enrolling participants.  However, as a result of the sanction, we were not eligible to receive auto-assignments of LIS dual-eligible beneficiaries into our PDP program, for January 2010 enrollment.  We are eligible to receive auto-assignments of these members in subsequent months, although such assignments are expected to be at levels well below the level we typically experience in the month of January.

We did not renew our contracts to participate in the MA PFFS program in 2010 or beyond.   Our MA PFFS business represents approximately 31.4% of our Medicare segment revenue and 16.5% of our total premium revenue for the year ended December 31, 2009; accordingly our exit of this line of business will cause our Medicare revenue and consolidated net income to decline in 2010.  We anticipate that the withdrawal from the MA PFFS business may provide approximately $40.0 million to $60.0 million of excess capital in the insurance companies that underwrite this line of business, which we may be able to dividend to our unregulated subsidiaries.  However, we currently believe we will not have the benefit of these dividends prior to 2011, if at all. Any dividend of surplus capital of our applicable insurance subsidiaries, including the timing and amount of any dividend, would be subject to a variety of factors, which could materially change the aforementioned timing and amount. Those factors include the ultimate financial performance of the MA PFFS business as well as the financial performance of other lines of business that operate in those insurance subsidiaries, approval from regulatory agencies and potential changes in regulatory capital requirements. For example, our current estimate of $40.0 million to $60.0 million has declined from previous estimates of $80.0 million to $100.0 million, because the financial performance of these insurance subsidiaries worsened during 2009.

        In 2010, we will continue to serve our current members in our PDP program in 49 states and the District of Columbia, and our MA CCP in 12 states. For 2010, we will be below the CMS benchmarks in 19 regions, including the following eight new regions: Arizona, Central New England (Connecticut, Massachusetts, Rhode Island and Vermont), Louisiana, Mississippi, Missouri, New York, Oklahoma and Virginia.  As mentioned previously, during the CMS sanction period, we were precluded from marketing our plans and enrolling new members, including low income subsidy auto-assignments, into our stand-alone PDPs. In addition, as a result of the sanction, we were not eligible to be auto-assigned LIS dual eligible beneficiaries for January 2010 membership.  Accordingly, our revenues generated from our stand-alone PDPs may decrease significantly in 2010.   With the sanctions resolved, we became eligible for new voluntary enrollment for January 1, 2010 and we became eligible for LIS auto-assigned membership beginning in February 2010. Unrelated to the CMS sanctions, we decided to exit the Medicare PDP program in Wisconsin for 2010, and auto-assigned PDP membership in Wisconsin will be re-assigned to other plans.

Basis of Presentation

The consolidated balance sheets, statements of operations, changes in stockholders’ equity and comprehensive income and cash flows include accounts of ours and all of our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Segments

We have two reportable business segments: Medicaid and Medicare.

Medicaid

Medicaid was established to provide medical assistance to low income and disabled persons, and is state operated and implemented, although it is funded and regulated by both the state and federal governments. For a more detailed description of our Medicaid segment, please see “Item 1 – Business – Our Segments.” As of December 31, 2009, we had approximately 1,349,000 Medicaid members. The following table summarizes our Medicaid segment membership by line of business as of December 31, 2009 and 2008:

	Medicaid Membership
	As of December 31,
	2009	2008
Medicaid
TANF	1,094,000	1,039,000
S-CHIP	163,000	164,000
SSI and ABD	79,000	75,000
FHP	13,000	22,000
Total	1,349,000	1,300,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In 2008 and 2009, we had two customers, the states of Florida and Georgia, from which we received 10% or more of our Medicaid segment premiums revenues.

Medicare

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits, and is funded by Congress and administered by CMS. For a more detailed description of our Medicare segment, please see “Item 1 – Business – Our Segments.” As of December 31, 2009, we had approximately 972,000 Medicare members.

	Medicare Membership
	As of December 31,
	2009	2008
Medicare
PDP	747,000	986,000
Medicare Advantage	225,000	246,000
Total	972,000	1,232,000

In our Medicare segment, we have just one customer, CMS, from which we receive substantially all of our Medicare segment premium revenue.

Health and Prescription Drug Plans

Premiums

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member varies according to the specific government program and may vary according to many other factors, including the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. The premium payments we receive are based upon eligibility lists produced by the government. From time to time, our regulators require us to reimburse them for premiums we received based on an eligibility list that the regulator later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category or a different program. CMS employs a risk-adjustment model that apportions premiums paid to all Medicare plans according to the health status of each beneficiary enrolled.  The CMS risk-adjustment model pays more for Medicare members with predictably higher costs.  We collect claim and encounter data from providers, who we rely on to properly code and document this data, and submit the necessary diagnosis data and coding to CMS within the prescribed deadlines and CMS determines the final risk score based on its interpretation and acceptance of the data we provided.  The claims and encounter data provided to determine the risk score are subject to subsequent audit by CMS.  These audits may result in the refund of premiums to CMS that were previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS requires repayment from us. See "Risk Factors - CMS’s risk adjustment payment system makes our revenue and results of operations difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations” for additional risks associated with a current CMS audit of one of our plans.  These periodic premium rate adjustments, risk-adjusted premiums and member eligibility determinations, adversely impact our ability to predict what our future revenues will be under each of our government contracts even when we believe membership will remain constant.

        For further detail about the CMS reimbursement methodology under the PDP program, see “Critical Accounting Policies” below.

Services/Coverage

Medicaid

The Medicaid programs and services we offer to our members vary by state and county and are designed to serve our various constituencies effectively in the communities we serve. Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet a member’s medical needs, and generally must receive a referral from their PCP in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare

Through our Medicare Advantage plans, we also cover a wide spectrum of medical services. We provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our Medicare Advantage plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. MA PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Medicare program, is willing to bill us for reimbursement and accepts our terms and conditions. We also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid, or D-SNPs, in most of our markets. D-SNPs are designed to provide specialized care and support for beneficiaries who are dually eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

The Medicare Part D benefit, which provides prescription drug benefits, is available to Medicare Advantage enrollees as well as Original Medicare enrollees. We offer Part D coverage as stand-alone PDPs and as a component of many of our Medicare Advantage plans.

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. MA PFFS beneficiaries can join a MA PFFS plan that has Part D drug coverage or join a plan without such coverage and choose either to obtain a drug benefit from a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage or forego Part D coverage.

Medical Benefits Expense

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our profitability depends on our ability to predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member and fee-for-service as well as risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Capitation payments represented 11.0%, 12.0% and 11.0% of our total medical benefits expense for the years ended December 31, 2009, 2008 and 2007, respectively. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

One of our primary tools for measuring profitability is our MBR, the ratio of our medical benefits expense to the premiums we receive. Changes in the MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported claims (“IBNR”). Estimation of medical benefits expense and medical benefits payable is our most significant critical accounting estimate. See “Critical Accounting Policies” below. We use MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and the selection of health care providers. Although MBRs play an important role in our business strategy, we may, for example, be willing to enter into new geographical markets and/or enter into provider arrangements that might produce a less favorable MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs and for other reasons.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting policies relating to revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our Medicare Advantage and PDP contracts with CMS generally have terms of one year. We recognize premium revenues in the period in which we are obligated to provide services to our members. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends, anticipated or actual MBRs, and other factors. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. Historically, the allowance has not been significant relative to premium revenue. The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. Premiums collected in advance are deferred and reported as unearned premiums in the accompanying consolidated balance sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

Premium payments that we receive are based upon eligibility lists produced by our customers. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours. We record adjustments to revenues based on member retroactivity, if deemed material. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes to member retroactivity adjustment estimates had a minimal impact on adjustments recorded during the periods presented. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.

CMS employs a risk-adjustment model to determine the premium amount for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. Under the risk adjustment model, the settlement payment is based on each member’s preceding year’s medical diagnosis data. The final settlement payment amount under the risk adjustment model is made in August of the following year, allowing for the majority of medical claim run out. As a result of this process, our CMS monthly premium payments per member may change materially, either favorably or unfavorably.

The CMS risk adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. We estimate risk adjustments to revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS, and record such adjustments in our results of operations. However, due to the variability of the assumptions that we use in our estimates, the actual results may differ from the amounts that management estimated. If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.  The claims and encounter data submitted to CMS to determine our risk-adjusted premium are subject to audit by CMS subsequent to the annual settlement.

CMS has begun a program to perform audits of selected MA plans to validate the provider coding practices under the risk-adjustment model used to calculate the premium paid for each MA member. Our Florida HMO contract has been selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other contract and contract years on an ongoing basis. The CMS audit of this data involves a review of a sample of provider medical records for the contract under audit. We are unable to estimate the financial impact of any audit that is underway or that may be conducted in the future. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, and how, if at all, CMS will extrapolate its findings to the entire contract. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2010 and beyond.

Other amounts included in this balance as a reduction of premium revenue represent the return of premium associated with certain of our Medicaid contracts. These contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Estimating medical benefits expense and medical benefits payable. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the IBNR cost of medical benefits. We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a PMPM basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services. Generally, by the terms of most of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2007, 2008 and 2009 were approximately 11.0%, 12.0% and 11.0% of total medical benefits expense, respectively.

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

        The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies, discussed above, would allow for this inherent variability, which could result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience. With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

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

The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Claims adjudicated, but not yet paid	$53,006	7%	$77,117	10%	$68,948	13%
IBNR	749,509	93%	689,062	90%	469,198	87%
Total Medical benefits payable	$802,515		$766,179		$538,146

        Medical benefits payable includes reserves for claims adjudicated, but not yet paid, an estimate of claims incurred but not reported, reserves for medically-related administrative costs and other liabilities, including estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and  amounts due to contracted providers under risk-sharing arrangements.  The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balances as of beginning of period	$766,179	$538,146	$460,728
Medical benefits incurred related to:
Current period	5,983,537	5,538,262	4,313,581
Prior periods	(121,080)	(8,046)	(100,197)
Total	5,862,457	5,530,216	4,213,384
Medical benefits paid related to:
Current period	(5,250,859)	(4,848,440)	(3,781,425)
Prior periods	(575,262)	(453,743)	(354,541)
Total	(5,826,121)	(5,302,183)	(4,135,966)
Balances as of end of period	$802,515	$766,179	$538,146

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

Medical benefits payable recorded at December 31, 2008, 2007 and 2006 developed favorably by approximately $121.1 million, $8.0 million and $100.2 million in 2009, 2008 and 2007, respectively. These prior period developments were primarily attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions, and favorable variances between actual experience and key assumptions relating to trend factors and completion factors for claims incurred in prior years. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

We consistently recognize the actuarial best estimate of the ultimate medical benefits payable within a level of confidence, as required by actuarial standards of practice, which require that the medical benefits payable be adequate under moderately adverse conditions. As we establish the liability for each year, we ensure that our assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, we do not consider that offset amount as having any impact on net income during the period.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We evaluate the impairment of goodwill and intangible assets using both the income and market approach.  In doing so, we must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such costs exceeds its fair value.  We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  Accordingly, we have assessed the book value of goodwill and other intangible assets and believe that such assets have not been impaired as of December 31, 2009.

Based on the general economic conditions and outlook during 2008, we performed a similar analysis of the underlying valuation of Goodwill at December 31, 2008. Based on the valuation performed, we determined that the Goodwill associated with our Medicare reporting unit was impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. In 2008, we recorded an expense of $78.3 million to Goodwill impairment, and a corresponding amount to Goodwill to reflect its fair value as presented in the Consolidated Balance Sheet.

In addition, we have evaluated the intangible assets in connection with the PFFS exit in 2010, which primarily consisted of state licenses for the insurance companies. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets have not been impaired as of December 31, 2009.

Results of Operations

The following table sets forth our consolidated statements of income data, expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Percentage of Total Revenues For the Year Ended December 31,
	2009	2008	2007
Statement of Operations Data:
Revenues:
Premium	99.8%	99.4%	98.4%
Investment and other income	0.2%	0.6%	1.6%
Total revenues	100.0%	100.0%	100.0%
Expenses:
Medical benefits	85.2%	84.8%	78.2%
Selling, general and administrative	13.0%	14.3%	14.2%
Depreciation and amortization	0.3%	0.3%	0.3%
Interest	0.1%	0.2%	0.3%
Goodwill impairment	—%	1.2%	—%
Total expenses	98.6%	100.8%	93.0%
Income (loss) before income taxes	1.4%	(0.8)%	7.0%
Income tax expense (benefit)	0.8%	(0.2)%	3.0%
Net income (loss)	0.6%	(0.6)%	4.0%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Premium revenue. For the year ended December 31, 2009, total premium revenue increased $384.1 million, or 5.9%, to $6,867.2 million from $6,483.1 million for the same period in the prior year due to increases in premium revenue in both the Medicaid and Medicare segments, as discussed below. Total membership decreased by 211,000 members, or 8.3%, from 2,532,000 at December 31, 2008 to 2,321,000 at December 31, 2009.

	Premium Revenues and Membership
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Revenues	$6,867.2	$6,483.1
Membership	2,321,000	2,532,000

Medicaid. For the year ended December 31, 2009, Medicaid segment premium revenue increased $265.6 million, or 8.9%, to $3,256.7 million from $2,991.1 million for the same period in the prior year. The increase in Medicaid segment revenue is primarily due to the inclusion of operations for the Hawaii ABD program, which was not present for the same period in the prior year.  This increase was partially offset by the impact of a loss of membership in Florida and the Ohio ABD program, with the remaining change due to a change in the demographic mix of our members.  Aggregate membership in our Medicaid segment grew from 1,300,000 members at December 31, 2008 to 1,349,000 at December 31, 2009.

Medicaid Revenues and Membership
For the Year Ended December 31,
2009	2008
	(Dollars in millions)
Revenues	$3,256.7	$2,991.1
% of Total Premium Revenues	47.4%	46.1%
Membership	1,349,000	1,300,000
% of Total Membership	58.1%	51.3%

Medicare. For the year ended December 31, 2009, Medicare segment premium revenue increased $118.5 million, or 3.4%, to $3,610.5 million from $3,492.0 million for the same period in the prior year. The increase in Medicare segment revenue is primarily due to a change in the demographic mix of our members, partially offset by a loss in PDP membership of approximately 239,000 members.   Aggregate membership within the Medicare segment declined by 260,000 members, or 21.1%, from 1,232,000 members at December 31, 2008 to 972,000 members at December 31, 2009.

	Medicare Revenues and Membership
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Revenues (in millions)	$3,610.5	$3,492.0
% of Total Premium Revenues	52.6%	53.9%
Membership	972,000	1,232,000
% of Total Membership	41.9%	48.7%

Investment and other income. For the year ended December 31, 2009, investment and other income decreased approximately $27.9 million, or 71.9%, to $10.9 million from $38.8 million for the same period in the prior year. The decrease was primarily due to reduced market rates on lower average investment and cash balances.

Medical benefits expense. For the year ended December 31, 2009, total medical benefits expense increased $332.3 million, or 6.0%, to $5,862.5 million from $5,530.2 million for the same period in the prior year due to membership increases, primarily in our Medicaid segment, partially offset by our loss in PDP membership. The change in the demographic mix of our members and overall increased utilization patterns and costs of our members accounted for the majority of the remaining change. Our MBR was 85.4% for the year ended December 31, 2009 compared to 85.3% for the same period in the prior year.

	Medical Benefits Expense
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Medical Benefits Expense	$5,862.5	$5,530.2
Non-recurring IBNR adjustment		(92.9	)(1)
Medical Benefits Expense as adjusted		$5,437.3
MBR as reported	85.4%	85.3%
MBR as adjusted		83.9	%(1)
____________

(1)
Medical Benefits Expense as adjusted for the year ended December 31, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in the year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. Due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The most directly comparable GAAP measure is Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $92.9 million higher than it otherwise would have been if we had filed our 2007 Form 10-K on time, which resulted in an unfavorable impact on MBR. Consequently, we believe that Medical Benefits Expense as adjusted for the year ended December 31, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

Medicaid. For the year ended December 31, 2009, Medicaid medical benefits expense increased $273.2 million, or 10.8%, to $2,810.6 million from $2,537.4 million for the same period in the prior year. Our Medicaid MBR was 86.3% for the year ended December 31, 2009 compared to 84.8% for the same period in the prior year. The Medicaid segment medical benefits expense for the year ended December 31, 2009, increased $312.7 million, or 12.5%, to approximately $2,810.6 million from approximately $2,497.9 million, as adjusted, for the same period in the prior year. This increase was due to the growth in membership primarily in the Hawaii ABD program.  The changes in the utilization patterns of our members in our other markets accounted for the remaining change. The Medicaid MBR for the twelve months ended December 31, 2009, was 86.3% compared to 83.5% as adjusted for the same period in the prior year. The increase in MBR is primarily the result of higher costs associated with the Hawaii business as well as premium rate increases during the past year that were below our medical cost trend, or in some cases, rate decreases.

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Medicaid Medical Benefits Expense	$2,810.6	$2,537.4
Non-recurring IBNR adjustment		(39.5	)(1)
Medicaid Medical Benefits Expense as adjusted		$2,497.9
MBR as reported	86.3%	84.8%
MBR as adjusted		83.5	%(1)
____________

(1)
Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2008 is a non-GAAP financial measure because it reflects the favorable development that otherwise would have been recognized in year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. Due to the delay in filing our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The most directly comparable GAAP measure is Medicaid Medical Benefits Expense, which has been determined based on the actuarially determined methods. Thus, our recorded amounts for Medicaid Medical Benefits Expense and MBR for the year ended December 31, 2008 is approximately $39.5 million higher than it otherwise would have been if we had filed our 2007 Form 10-K on time, which resulted in an unfavorable impact on MBR. Consequently, we believe that Medicaid Medical Benefits Expense as adjusted for the year ended December 31, 2008 will better facilitate a year over year comparison of our Medical Benefits Expense.

Medicare. For the year ended December 31, 2009, Medicare medical benefits expense increased $59.1 million, or 2.0%, to $3,051.9 million from $2,992.8 million for the same period in the prior year. Our Medicare MBR was 84.5% for the year ended December 31, 2009 compared to 85.7% for the same period in the prior year. Medicare medical benefits expense for the year ended December 31, 2009, increased $112.5 million, or 3.8%, to $3,051.9 million from $2,939.4 million, as adjusted, for the same period in the prior year. The decrease was driven primarily by an unfavorable variance in PDP MBR.  As previously discussed, we withdrew from offering PFFS plans as of January 1, 2010.  The overall decrease was partially offset by a favorable change in the demographic mix of our members.  For the year ended December 31, 2009, the Medicare MBR was 84.5% compared to 84.2% as adjusted for the same period in the prior year, primarily due to the increasing MBR in our PDP product.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Medicare Medical Benefits Expense	$3,051.9	$2,992.8
Non-recurring IBNR adjustment		(53.4	)(1)
Medicare Medical Benefits Expense as adjusted		$2,939.4
MBR as reported	84.5%	85.7%
MBR as adjusted		84.2	%(1)
____________

(1)
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

Selling, general and administrative expense. For the year ended December 31, 2009, selling, general and administrative (“SG&A”) expenses decreased approximately $40.5 million, or 4.3%, to $892.9 million from $933.4 million for the same period in the prior year. The reduction in SG&A expense was primarily driven by decreased legal, professional and retention expenses consequential to the governmental and Company investigations of $61.7 million for the twelve months ended December 31, 2009, as well as lower sales and marketing costs caused by the CMS sanction and reduced Florida Medicaid sales costs.  The lower SG&A expense was partially offset by an increase in expense related to the resolution of certain of the government investigations in the amount of approximately $59.7 million for the twelve months ended December 31, 2009, as well as investments to improve operating efficiency and effectiveness and to remediate issues in conjunction with the CMS sanction.  Our SG&A expense to total revenue ratio (“SG&A ratio”) was 13.0% and 14.3% for the years ended December 31, 2009 and 2008, respectively.

	Selling, General and Administrative Expense
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
SG&A (in millions)	$892.9	$933.4
SG&A expense to total revenue ratio	13.0%	14.3%

Interest expense. Interest expense decreased $5.4 million, or 45.8%, to $6.4 million for the year ended December 31, 2009 from $11.8 million for the same period in the prior year. The decrease resulted from our repayment in full of the outstanding balance under our senior secured credit facility in May 2009.

Income tax expense (benefit). For the year ended December 31, 2009, income tax increased $69.5 million to an expense of $53.1 million from a benefit of $(16.3) million for the same period in the prior year. The tax effective rate was approximately 57.1% and (30.7)% in the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was  primarily attributable to  non-deductible amounts accrued in 2009 related to certain government investigation related matters and the tax benefit of the goodwill impairment incurred in 2008.

	Income Tax Expense (Benefit)
	For the Year Ended December 31,
	2009	2008
	(Dollars in millions)
Income tax expense (benefit)	$53.1	$(16.3)
Effective tax rate	57.1%	(30.7%)

Net income (loss). Net income increased approximately $76.7 million to $39.9 million in the year ended December 31, 2009 from a net loss of $36.8 million in the prior year period. The increase in net income is due primarily to decreased SG&A expenses and an impairment charge of goodwill for the Medicare reporting unit, that was recorded in 2008 and did not recur 2009.

	Net Income (Loss)
	For the Year Ended December 31,
	2009	2008
	(In millions, except per share data)
Net income (loss)	$39.9	$(36.8)
Net income (loss) per diluted share	$0.95	$(0.89)

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

Medicare. For the year ended December 31, 2008, Medicare segment premium revenue increased $878.9 million, or 33.6%, to $3,492.0 million from $2,613.1 million for the same period in the prior year. Growth in our PFFS product contributed $865.0 million of the change in revenue. Membership within the Medicare segment grew by 91,000 members, or 8.0%, from 1,141,000 members at December 31, 2007 to 1,232,000 members at December 31, 2008, principally due to growth in the PFFS product launched in 2007.  As previously disclosed, we withdrew from offering PFFS plans as of January 1, 2010.

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

	Medical Benefits Expense
	For the Year Ended December 31,
	2008		2007
	(Dollars in millions)
Medical Benefits Expense	$5,530.2		$4,213.4
Non-recurring IBNR adjustment	(92.9	)(1)	92.9	(2)
Medical Benefits Expense as adjusted	$5,437.3		$4,306.3
MBR as reported	85.3%		79.4%
MBR as adjusted	83.9	%(1)	81.2	%(2)
____________

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

	Medicaid Medical Benefits Expense
	For the Year Ended December 31,
	2008		2007
	(Dollars in millions)
Medicaid Medical Benefits Expense	$2,537.4		$2,136.7
Non-recurring IBNR adjustment	(39.5	)(1)	39.5	(2)
Medicaid Medical Benefits Expense as adjusted	$2,497.9		$2,176.2
MBR as reported	84.8%		79.4%
MBR as adjusted	83.5	%(1)	80.8	%(2)
____________

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

For the year ended December 31, 2008, Medicaid medical benefits expense as adjusted increased $321.7 million, or 14.8%, to $2,497.9 million from $2,176.2 million for the same period in the prior year. Membership growth in our Medicaid segment accounted for $212.9 million of the increase, partially offset by the decrease in medical benefits expense resulting from our Connecticut Medicaid withdrawal totaling approximately $62.8 million. The remaining change is attributed to the demographic mix of our members and overall increased utilization patterns and costs. Absent the adjustment that was recorded in 2007 for the favorable medical benefits development, our MBR would have been 83.5% and 80.8% for the years ended December 31, 2008 and 2007, respectively.

Medicare. For the year ended December 31, 2008, medical benefits expense increased $916.1 million, or 44.1%, to $2,992.8 million from $2,076.7 million for the same period in the prior year due to the increases in medical benefits expense in the Medicare segments, as discussed below. Our Medicare MBR was 85.7% for the year ended December 31, 2008 compared to 79.5% for the same period in the prior year.

	Medicare Medical Benefits Expense
	For the Year Ended December 31,
	2008		2007
	(Dollars in millions)
Medicare Medical Benefits Expense	$2,992.8		$2,076.7
Non-recurring IBNR adjustment	(53.4	)(1)	53.4	(2)
Medicare Medical Benefits Expense as adjusted	$2,939.4		$2,130.1
MBR as reported	85.7%		79.5%
MBR as adjusted	84.2	%(1)	81.5	%(2)
____________

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

Income tax (benefit) expense. For the year ended December 31, 2008, income tax decreased $178.0 million to a benefit of $16.3 million from expense of $161.7 million for the same period in the prior year. The tax effective rate was approximately (30.7)% and 42.8% in the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was attributed to the tax benefit of the goodwill impairment and, to a lesser extent, tax-exempt investment income on certain investments, offset by the non-deductibility of certain compensation costs related to changes in senior management and state taxes.

	Income Tax (Benefit) Expense
	For the Year Ended December 31,
	2008	2007
	(Dollars in millions)
Income tax (benefit) expense	$(16.3)	$161.7
Effective tax rate	(30.7%)	42.8%

Net (loss) income. Net income decreased approximately $253.0 million to a net loss of $36.8 million in the year ended December 31, 2008 from net income of $216.2 in the prior year period. The decrease is primarily due to the period-over-period increase in MBR, as medical benefits expense grew at a faster pace than premium revenues during year ended December 31, 2008, the goodwill impairment recorded in 2008 and the increase in SG&A expenses associated with, or consequential to, the government and Special Committee investigations.

	Net (Loss) Income
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

Cash Positions

At December 31, 2009 and 2008, cash and cash equivalents were $1,158.1 million and $1,181.9 million, respectively. We also had short-term investments of $62.7 million and $70.1 million at December 31, 2009 and 2008, respectively. Of these short-term investments, $58.9 million and $66.2 million had maturities of three to 12 months as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, 93.9% and 94.4% of our investments were invested in certificates of deposit with a weighted average maturity of 40 days and 98 days, respectively. The annualized tax equivalent portfolio yield for the years ended December 31, 2009 and 2008 was 0.6% and 2.4%, respectively.

During 2009, three of our Florida regulated subsidiaries declared and paid dividends to one of our non-regulated subsidiaries in the aggregate amount of $44.4 million.  On December 31, 2008, the same three Florida regulated subsidiaries of ours, declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, of which two dividends were paid in December 2008 and one dividend which was paid in January 2009.

Initiatives to Increase Our Unregulated Cash

We are pursuing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, consideration of obtaining dividends from certain of our regulated subsidiaries to the extent that we are able to access any available excess capital and accessing the credit markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for dividends to our non-regulated subsidiaries by our regulated subsidiaries. In addition to dividends, our strategies include accessing the public and private debt and equity markets and potentially selling assets.

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

Auction Rate Securities

As of December 31, 2009, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. As of the date of this Form 10-K, auctions have failed for $57.0 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 30 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 21 years. We currently have the ability and intent to hold our auction rate securities until market stability is restored with respect to these securities.

Investigation and Litigation Related Costs

We have expended significant financial resources in connection with the ongoing investigations and related matters. Since the inception of the investigations through December 31, 2009, we have incurred approximately $165.4 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses. Approximately $8.4 million and $41.3 million were incurred in the three months and year ended December 31, 2009, respectively. In addition, we have paid $87.5 million to resolve matters with certain government agencies, of which $52.3 million was paid during 2009. We currently estimate that we will pay approximately $60.0 million in installments over a period of four to five years to resolve matters with the Civil Division and the OIG. The final timing, terms and conditions of a civil resolution may differ from those current anticipated, which may results in an adjustment to our recorded amounts. These adjustments may be material.

        We may be required to pay significant damages or other amounts in the event of an adverse judgment or settlement of the shareholder actions against us. A substantial amount of these costs will not be covered by, or may exceed the limits of, our insurance. We are unable to provide an estimate or range of amounts that we may pay, if any, to resolve the outstanding shareholder actions. If we were required to pay a significant amount to resolves these matters, it could have a material adverse effect on our business, financial condition and cash flows.

We expect to continue incurring additional administrative costs in connection with the governmental and Company investigations, defending the class-action lawsuits against us, compliance with the DPA and other related matters into 2010. Although costs related to the investigations have declined in recent periods, we can provide no assurance that such costs will not be significant or increase in the future. These costs include, among others, costs associated with the retention of the Monitor and implementation of any recommendations as well as costs related to the class-action lawsuit and efforts of the Special Litigation Committee in connection with the ongoing shareholder derivative actions.

Regulatory Capital and Restrictions on Dividends and Management Fees

Each of our HMO and insurance company subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations and oversight by the applicable state DOI in the areas of licensing and solvency. Each of our health and prescription drug plans is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed, which describes our HMO’s and insurance companies’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, each of our subsidiaries is selected to undergo periodic examinations and reviews by the applicable state to review our operational and financial assertions.

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

Each of our HMO and insurance subsidiaries must maintain a minimum statutory net worth in an amount determined by statute or regulation and we may only invest in types of investments approved by the state. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, or RBC requirements. The RBC requirements are based on guidelines established by the NAIC and are administered by the states. As of December 31, 2009, our Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, Ohio, Texas and PFFS operations are subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized company action level, or CAL, which represents the amount of net worth believed to be required to support the regulated entity’s business.

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

The statutory framework for our regulated subsidiaries’ minimum net worth may change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, New York enacted regulations that increase the reserve requirement by 150% over an eight-year period. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members. For example, our Ohio HMO is required to maintain required statutory capital at an RBC level of 150% of CAL. Moreover, as we expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions.  At December 31, 2009, our consolidated RBC ratio for these states is estimated to be over 333% which is in excess of the required CAL of 223%.  However, two of our subsidiaries were individually below the required CAL at December 31, 2009.  These two subsidiaries underwrote our PFFS product and one also underwrote our products in Hawaii. As we are no longer offering PFFS plans, the amount of RBC required is substantially reduced in 2010 and we anticipate that these two subsidiaries will be in compliance in 2010.

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

At December 31, 2009 and 2008, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. Government Securities. As of December 31, 2009, we believe our subsidiaries were in compliance with the minimum capital requirements.

Overview of Cash Flow Activities – For the years ended December 31, 2009, 2008 and 2007 our cash flows from operations are summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In millions)
Net cash provided by operations	$57.9	$296.4	$277.6
Net cash provided by (used in) investing activities	63.6	(91.1)	(186.2)
Net cash used in financing activities	(145.4)	(31.8)	(47.5)

Net cash provided by operations

The net cash inflow from operations for the years ended December 31, 2009, 2008 and 2007 was primarily due to increased revenues from increased membership and changes in the receivables and liabilities due to timing of cash receipts and payments. Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash typically has increased during periods of premium revenue growth.

Net cash provided by (used in) investing activities

In 2009, investing activities consisted primarily of net proceeds from the maturity of restricted investments totaling approximately $68.4 million and the net proceeds from the sale and maturities of investments totaling approximately $11.4 million, partially offset by increases in property, equipment and capitalized software totaling approximately $16.1 million.

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

Net cash used in financing activities

In 2009, financing activities consisted primarily of the repayment in full of the outstanding amount of $152.8 million under the credit facility on its due date.

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

Off Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations.

	Payments due to period
Contractual Obligations at December 31, 2009(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating leases	$61.7	$15.6	$22.6	$12.0	$11.5
Purchase obligations	78.4	48.9	18.7	9.7	1.1
Unrecognized tax benefit	12.0	—	—	—	12.0
Total	$152.1	$64.5	$41.3	$21.7	$24.6
____________

(1)       We have resolved our matters under investigation by the USAO and the State of Florida but remain in resolution discussions as to matters under review with the Civil Division and the OIG. Pursuant to the Consent and Final Judgment, we agreed to pay a penalty of $10.0 million to the SEC, of which $2.5 million remains to be paid.  Based on the current status of matters and all information known to us to date, management estimates that we have a liability of approximately $60.0 million plus interest associated with the matters remaining under investigation. We anticipate these amounts will be payable in installments over a period of four to five years.  In accordance with fair value accounting guidance, we discounted the liability and recorded it at its current fair value of approximately $55.9 million.  This amount is accrued in our Consolidated Balance Sheet as of December 31, 2009 within the short and long term portions of Amounts accrued related to investigation resolution line items.  The final timing, terms and conditions of a resolution of these matters may differ from those currently anticipated, which may result in a material adjustment to our recorded amounts.  We cannot provide an estimable range of additional amounts, if any, nor can we provide assurances regarding the timing, terms and conditions of any potential negotiated resolution of pending investigations by the Civil Division or the OIG. In addition, putative class action complaints were filed against us, as well as certain of our past and present officers and directors in October and November 2007, alleging, among other things, numerous violations of securities laws. At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims. In addition, derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to improving disclosures about fair value measurements.  This standard requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption will not have a material impact on our financial statements in 2010.

In December 2009, the FASB issued an update to codify standards in the authoritative guidance it previously issued in June 2009, which addressed the modification of financial reporting by enterprises involved with variable interest entities (“VIE”). This update requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessments of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This pronouncement is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not currently expected to have a material effect on our financial statements.

In August 2009, the FASB issued authoritative guidance surrounding the fair value measurements and disclosures of liabilities.  This guidance provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity is required to measure the fair value of the liability using either: (1) the quoted price of the identical liability when traded as an asset; (2) the quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value calculation or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance during the third quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance serving as the single source of authoritative non-governmental U.S. GAAP (the “Codification”), superseding various existing authoritative accounting pronouncements. The Codification now establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification was launched on July 1, 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification during the third quarter of 2009. However, there were no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to modify financial reporting by enterprises involved with variable interest entities by addressing the effects on certain provisions of previously issued guidance on the consolidation of a VIE, as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in accounting for transfers of financial assets, and (2) constituent concerns about the application of certain key provisions of previously issued guidance on VIEs, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a VIE. This guidance shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009.  Earlier application is prohibited.  The adoption of this guidance is not currently expected to have a material effect on our financial statements.

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

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance as required in the second quarter of 2009.

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

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only once each year.  We now disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value.  We adopted this guidance during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As of December 31, 2009 and 2008, we had short-term investments of $62.7 million and $70.1 million, respectively. At December 31, 2009 and 2008, we had investments classified as long-term in the amount of $51.7 million and $55.0 million, respectively. We also had restricted investments of $130.5 million and $199.3 million, at December 31, 2009 and 2008, respectively, which consist principally of restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months as well as longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2009, the fair value of our fixed income investments would decrease by less than $0.7 million. Similarly, a 1% decrease in market interest rates at December 31, 2009 would result in an increase of the fair value of our investments by less than $0.1 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth in the WellCare Health Plans, Inc. financial statements included in Part IV of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the leadership of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

In connection with the preparation of this 2009 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2009, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, that is included herein.

(c) Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

(d) Limitations on the Effectiveness of Controls

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
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 18, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

CERTIFIED PUBLIC ACCOUNTANTS

Tampa, Florida
February 18, 2010

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Except in respect of information regarding our executive officers which is set forth in Part I, Item 1 of this 2009 Form 10-K under the caption “Executive Officers of the Company,” the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2010 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

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

(b)   Exhibits

For a list of exhibits to this 2009 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

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

WellCare Health Plans, Inc.
By: /s/ Alexander Cunningham
Alexander Cunningham
Chief Executive Officer

Date: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alexander Cunningham	Chief Executive Officer (Principal Executive Officer)	February 18, 2010
Alexander Cunningham

/s/ Thomas L. Tran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2010
Thomas L. Tran

/s/ Maurice Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2010
Maurice Hebert

/s/ Charles G. Berg	Director	February 18, 2010
Charles G. Berg

/s/ D. Robert Graham	Director	February 18, 2010
D. Robert Graham

/s/ Regina E. Herzlinger	Director	February 18, 2010
Regina E. Herzlinger

/s/ Kevin F. Hickey	Director	February 18, 2010
Kevin F. Hickey

/s/ Alif A. Hourani	Director	February 18, 2010
Alif A. Hourani

/s/ Christian P. Michalik	Director	February 18, 2010
Christian P. Michalik

/s/ Neal Moszkowski	Director	February 18, 2010
Neal Moszkowski

/s/ David J. Gallitano	Director	February 18, 2010
David J. Gallitano

/s/ Glenn D. Steele. Jr.	Director	February 18, 2010
Glenn D. Steele, Jr.

	Director	February 18, 2010
William L. Trubeck

	Director	February 18, 2010
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

CERTIFIED PUBLIC ACCOUNTANTS

Tampa, Florida
February 18, 2010

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,158,131	$1,181,922
Investments	62,722	70,112
Premium and other receivables, net	285,808	215,525
Other receivables from government partners, net	—	825
Funds receivable for the benefit of members	77,851	86,542
Prepaid expenses and other current assets, net	104,079	129,490
Deferred income taxes	28,874	20,154
Total current assets	1,717,465	1,704,570
Property, equipment and capitalized software, net	61,785	66,588
Goodwill	111,131	111,131
Other intangible assets, net	12,961	14,493
Long-term investments	51,710	54,972
Restricted investments	130,550	199,339
Deferred tax asset	18,745	23,263
Other assets	14,100	29,105
Total Assets	$2,118,447	$2,203,461
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$802,515	$766,179
Unearned premiums	90,496	81,197
Accounts payable	5,270	5,138
Other accrued expenses and liabilities	219,691	288,340
Current portion of amounts accrued related to investigation resolution	18,192	50,000
Other payables to government partners	38,147	8,100
Taxes payable	4,888	12,187
Debt	—	152,741
Other current liabilities	871	674
Total current liabilities	1,180,070	1,364,556
Amounts accrued related to investigation resolution	40,205	—
Other liabilities	17,272	33,076
Total liabilities	1,237,547	1,397,632
Commitments and contingencies (see Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,361,207 and 42,261,345, shares issued and outstanding at December 31, 2009 and 2008, respectively)	424	423
Paid-in capital	425,083	390,526
Retained earnings	458,512	418,641
Accumulated other comprehensive loss	(3,119)	(3,761)
Total stockholders’ equity	880,900	805,829
Total Liabilities and Stockholders’ Equity	$2,118,447	$2,203,461

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31,
	2009	2008	2007
Revenues:
Premium	$6,867,252	$6,483,070	$5,304,889
Investment and other income	10,912	38,837	85,903
Total revenues	6,878,164	6,521,907	5,390,792
Expenses:
Medical benefits	5,862,457	5,530,216	4,213,384
Selling, general and administrative	892,940	933,418	766,648
Depreciation and amortization	23,336	21,324	18,757
Interest	6,411	11,780	14,035
Goodwill impairment	—	78,339	—
Total expenses	6,785,144	6,575,077	5,012,824
Income (loss) before income taxes	93,020	(53,170)	377,968
Income tax expense (benefit)	53,149	(16,337)	161,732
Net income (loss)	$39,871	$(36,833)	$216,236

Net income (loss) per share (see Note 3):
Basic	$0.95	$(0.89)	$5.31
Diluted	$0.95	$(0.89)	$5.16

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock		Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	40,900,134	$409	$297,351	$239,238	$61	$537,059
Common stock issued for stock options	786,109	8	17,191			17,199
Issuance of common stock	5,529	—	488			488
Purchase of treasury stock	(58,742)	(1)	(4,845)			(4,846)
Restricted stock grants net of forfeitures	279,206	3	7,831			7,834
Other equity-based compensation expense			10,906			10,906
Incremental tax benefit from option exercises			23,108			23,108
Comprehensive income:
Net income				216,236		216,236
Change in unrealized gain (loss) on investments, net of deferred taxes of $327					(93)	(93)
Comprehensive income						216,143
Balance at December 31, 2007	41,912,236	$419	$352,030	$455,474	$(32)	$807,891
Common stock issued for stock options	108,268	2	1,039			1,041
Purchase of treasury stock	(77,257)	(1)	(2,720)			(2,721)
Restricted stock grants net of forfeitures	318,098	3	20,935			20,938
Other equity-based compensation expense			17,679			17,679
Incremental tax benefit from option exercises			1,563			1,563
Comprehensive income:
Net loss				(36,833)		(36,833)
Change in unrealized gain (loss) on investments, net of deferred taxes of $2,439					(3,729)	(3,729)
Comprehensive income						(40,562)
Balance at December 31, 2008	42,261,345	$423	$390,526	$418,641	$(3,761)	$805,829
Common stock issued for stock options	80,054	1	1,167			1,168
Purchase of treasury stock	(154,807)	(2)	(2,413)			(2,415)
Restricted stock grants and RSU vesting, net of forfeitures	174,615	2	25,674			25,676
Other equity-based compensation expense			18,475			18,475
Incremental tax benefit (decrement) from option exercises			(8,346)			(8,346)
Comprehensive income:
Net income				39,871		39,871
Change in unrealized gain (loss) on investments, net of deferred taxes of $1,953					642	642
Comprehensive income						40,513
Balance at December 31, 2009	42,361,207	$424	$425,083	$458,512	$(3,119)	$880,900

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash from (used in) operating activities:
Net income (loss)	$39,871	$(36,833)	$216,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,336	21,324	18,757
Goodwill impairment	—	78,339	—
Equity-based compensation expense	44,149	38,614	18,737
Incremental tax benefit from option exercises	—	(3,686)	(23,108)
Deferred taxes, net	(4,202)	(49,402)	(7,707)
Provision for doubtful receivables	1,945	27,313	38,941
Changes in operating accounts:
Premium and other receivables, net	(74,014)	70,513	(226,677)
Other receivables from government partners, net	(564)	(4,780)	20,705
Prepaid expenses and other current assets, net	28,586	(16,663)	(26,565)
Medical benefits payable	36,336	228,033	77,418
Unearned premiums	9,299	61,359	16,525
Accounts payables and other accrued expenses	(69,440)	(38,617)	131,413
Other payables to government partners	30,047	(110,913)	(29,593)
Amounts accrued related to investigation resolution	8,397	50,000	—
Taxes, net	(15,645)	20,179	15,548
Other, net	(176)	(38,353)	36,971
Net cash provided by operations	57,925	296,427	277,601
Cash from (used in) investing activities:
Purchases of investments	(16,115)	(135,607)	(205,283)
Proceeds from sale and maturities of investments	27,466	260,413	77,824
Purchases of restricted investments	(65,299)	(120,116)	(39,321)
Proceeds from maturities of restricted investments	133,665	10,274	3,467
Additions to property, equipment and capitalized software, net	(16,078)	(19,559)	(22,892)
Funds receivable for the benefit of members	—	(86,542)	—
Net cash provided by (used in) investing activities	63,639	(91,137)	(186,205)
Cash from (used in) financing activities:
Proceeds from option exercises and other	1,167	1,039	17,679
Purchase of treasury stock	(2,413)	(2,720)	(4,845)
Incremental tax benefit from option exercises	—	3,686	23,108
Payments on debt	(152,800)	(2,000)	(1,600)
Funds held for the benefit of members	8,691	(31,782)	(81,871)
Net cash used in financing activities	(145,355)	(31,777)	(47,529)
Cash and cash equivalents:
(Decrease) increase during year	(23,791)	173,513	43,867
Balance at beginning of year	1,181,922	1,008,409	964,542
Balance at end of year	$1,158,131	$1,181,922	$1,008,409
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$80,621	$53,911	$116,634
Cash paid for interest	$2,642	$10,150	$12,690
Non-cash additions to property, equipment, and capitalized software	$923	$2,084	$2,285

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2009, 2008, and 2007
(In thousands, except member and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, and the aged, blind and disabled, serving approximately 2,321,000 members nationwide as of December 31, 2009.  Our Medicaid plans include plans for recipients of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs, Children’s Health Insurance Programs (“CHIP”) and the Family Health Plus (“FHP”) programs.  Through our licensed subsidiaries, as of December 31, 2009, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio.  Our Medicare plans include stand-alone prescription drug plans (“PDP”) and Medicare Advantage (“MA”) plans, which include both Medicare coordinated care plans (“CCP”) and Medicare private fee-for-service (“PFFS”) plans.  As of December 31, 2009, we offered our CCP plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, our PDPs in 50 states and the District of Columbia and our PFFS plans in 42 states and the District of Columbia.

Basis of Presentation

The consolidated balance sheets, statements of operations, changes in stockholders’ equity and comprehensive income and cash flows include the accounts of WellCare Health Plans, Inc. and all of its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

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

Investments

Our fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes. The cost of fixed maturity securities is adjusted for impairments in value deemed to be other-than-temporary. These adjustments are recorded as investment losses. Investment gains and losses on sales of securities are determined on a specific identification basis. Our short-term and restricted investments, excluding treasury bills, are stated at amortized cost, which approximates fair value.  Our long-term investments, which are comprised of municipal note investments with an auction reset feature (“auction rate securities”), are stated at market value using a discounted cash flow analysis.

Our fixed maturity investments are exposed to four primary sources of investment risk: credit, interest rate, liquidity and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

Restricted Investment Assets

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes or regulations to be deposited or pledged to state agencies. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements, and are stated at fair value.

Premium and Other Receivables, net

Premiums and other receivables consist primarily of premiums due from federal and state agencies. We perform an analysis of our ability to collect outstanding premium receivables from federal and state agencies and members based on historical trends and other factors. Management estimates, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends and other factors. An allowance is established for the estimated amount that may not be collectible. Our allowance for uncollectible premiums and other receivables was approximately $16,216 and $12,485 at December 31, 2009 and 2008, respectively.

Other Receivables from Government Partners, net

Other receivables from government partners represent amounts due from government agencies acting under the Centers for Medicare & Medicaid Services (“CMS”) PDP program design. We estimate the amounts due from such third parties and amounts estimated to be uncollectible are included in our results of operations as an adjustment to medical benefits expense. Our allowance for uncollectible other receivables from government partners was approximately $7,789 and $6,400 at December 31, 2009 and 2008, respectively.

Prepaids and Other Current Assets, net

Prepaids and other current assets consist of prepaid expenses, sales commission advances, pharmaceutical rebates receivable, and medical advances. Pharmaceutical rebates receivable are recorded based upon actual rebate receivables and an estimate of receivables based upon historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmaceutical rebates are recorded as contra-expense within Medical benefits expense. Medical advances are amounts advanced to health care providers that are under contract with us to provide medical services to members. These advances provide funding to providers for medical benefits payable. We perform an analysis of our ability to collect outstanding advances and records a provision for these accounts which are judged to be a collection risk based upon a review of the financial condition and solvency of the provider. An allowance is established for the estimated amount that may not be collectible. Our allowance for uncollectible medical and sales commission advances was approximately $1,400 and $4,575 at December 31, 2009 and 2008, respectively.

Property, Equipment and Capitalized Software, net

Property, equipment and capitalized software is stated at cost, less accumulated depreciation. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for computer equipment, software, furniture and other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the useful lives of the assets are capitalized. On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable, and the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Our Goodwill and Other intangible assets were obtained as a result of our purchase transactions and our intangible assets include provider networks, membership contracts, trademark, non-compete agreements, state contracts, licenses and permits. Our Other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.

We review Goodwill for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We evaluate the impairment of goodwill and intangible assets using both the income and market approach.  In doing so, we must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for Goodwill and Other intangible assets if the carrying value of these assets exceeds its fair value.  We have selected the second quarter of each year for our annual impairment test, which generally coincides with the finalization of contract negotiations and our initial budgeting process.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred but not yet reported. We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member-per-month, or PMPM, basis to participating physicians and other medical specialists as compensation for providing comprehensive healthcare services. By the terms of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2009, 2008 and 2007, were 11%, 12% and 11% of total medical benefits expense, respectively.

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

The medical benefits payable estimate has been and continues to be the most significant estimate included in our financial statements. We have historically used, and continues to use, a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

        The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies require the use of key assumptions consisting of trend and completion factors using an assumption of moderately adverse conditions that would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we use more reliable claims payment patterns and trend experience. With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

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

We have historically used an estimate of medical benefits expense and medical benefits payable because substantially complete claims data is typically not available at the required date to timely file our annual and interim reports. However, for the year ended December 31, 2007, we were able to review substantially complete claims information that became available due to the substantial lapse in time between December 31, 2007 and the date of filing of the 2007 Form 10-K. We determined that the claims information that became available provided additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and was considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 were substantially based on actual claims paid. The difference between our substantially complete claims information for the year ended December 31, 2007 and the amount that would have resulted from using the Company’s original actuarially determined estimate was approximately $92,900.  Thus, Medical benefits expense and medical benefits payable for the year ended December 31, 2007 include the effect of using actual claims paid.

Other Payables Due to Government Partners

Other payables due to government partners represent amounts due to government agencies under various contractual and plan arrangements. We estimate the amounts due to or from CMS for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience and such amounts are included in our results of operations as adjustments to premium revenues. Risk corridor estimates may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received, both of which are included in Other payables due to government partners. Other amounts included in this balance represent the return of premium associated with certain of our Medicaid contracts. These contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency and such amounts are also included in our results of operations as reductions of premium revenues.

Funds Receivable/Held for the Benefit of Members

Funds held or receivable for the benefit of members represent government payments received or to be received to subsidize the member portion of medical payments for certain of our PDP members. As we do not bear underwriting risk, these funds are not included in our results of operations since such funds represent pass-through payments from our government partners to fund deductibles, co-payments and other participant benefits. At the end of the contract year, CMS will settle with us for the difference in amounts actually used for these enhanced benefits versus amounts received from CMS, which may result in the return of funds to CMS or receipt of additional funds by us.

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

        Premium payments that we receive are based upon eligibility lists produced by the government. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state or CMS later discovers contains individuals who were not eligible for any government-sponsored program or are eligible for a different premium category, different program, or belong to a different plan other than ours. We record adjustments to revenues based on member retroactivity, if deemed material. These adjustments reflect changes in the number of and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on adjustments recorded during the periods presented. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.

CMS employs a risk-adjustment model to determine the premium amount for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. Under the risk-adjustment model, the settlement payment is based on each member’s preceding year’s medical diagnosis data. The final settlement payment amount under the risk-adjustment model is made in August of the following year, allowing for the majority of medical claims for that year to be adjudicated and paid. As a result of this process, the CMS monthly premium payments per member may change materially, either favorably or unfavorably.

The CMS risk adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk adjusted premium payment to us. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. We estimate risk adjustments to revenues based upon the diagnosis data submitted to CMS and ultimately accepted by CMS, and record such adjustments in our results of operations. However, due to the variability of the assumptions that we use in our estimates, the actual results may differ from the amounts that management estimated. If our estimates are materially incorrect, it may have an adverse effect on our results of operations in future periods. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we actually received.  The claims and encounter data submitted to CMS to determine our risk-adjusted premium are subject to audit by CMS subsequent to the annual settlement.

CMS has begun a program to perform audits of selected MA plans to validate the provider coding practices under the risk-adjustment model used to calculate the premium paid for each MA member. Our Florida HMO contract has been selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other contract and contract years on an ongoing basis. The CMS audit of this data involves a review of a sample of provider medical records for the contract under audit. We are unable to estimate the financial impact of any audit that is underway or that may be conducted in the future. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, and how, if at all, CMS will extrapolate its findings to the entire contract. However, it is reasonably possible that a payment adjustment as a result of these audits could occur, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2010 and beyond.

Reinsurance

Certain premiums and medical benefits are ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide us with increased capacity to write larger risks and maintain our exposure to loss within our capital resources. We are contingently liable in the event that the reinsurers do not meet their contractual obligations.

Reinsurance premiums and medical expense recoveries are accounted for consistently with the accounting for the underlying contract and other terms of the reinsurance contracts. We made premium payments of $1,580, $1,729 and $1,286 for the years ended December 31, 2009, 2008 and 2007, respectively. We had recoveries of $821, $174 and $315 for the years ended December 31, 2009, 2008 and 2007, respectively.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that we incur to acquire new members. Member acquisition costs are expensed in the period in which they are incurred.

Advertising

We expense the production costs of advertising as incurred. Costs of communicating an advertising campaign are expensed in the period the advertising takes place. Advertising expense was $8,028, $12,330 and $11,583 for the years ended December 31, 2009, 2008 and 2007, respectively.

Premium Taxes Remitted to Governmental Authorities

Certain state agencies assess a tax on premiums remitted to us which are recorded as expense when incurred. As of September 2009, the state of Georgia no longer assesses taxes on premiums remitted to us, which results in a corresponding reduction to Premium revenues and Selling, general and administrative expenses.  However, we are assessed and remit taxes on premiums in Hawaii, Ohio and Missouri.  The amounts of these taxes were $91,026, $90,200 and $81,971 for the years ended December 31, 2009, 2008 and 2007, respectively.

Equity-Based Employee Compensation

We recognize equity-based compensation using the fair value provisions as outlined in the authoritative guidance prescribed by the Financial Accounting Standards Board (“FASB”). Accordingly, compensation cost for stock options, restricted stock and performance shares is calculated based on the fair value at the time of the grant and is recognized as expense over the vesting period of the instrument.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on investments that are not recorded in the statements of operations but instead are recorded directly to stockholders’ equity. Our components of Accumulated other comprehensive income include net unrealized gains/(losses) on available-for-sale securities, net of taxes.

Fair Value Information

Our Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of our term loan approximated its fair value and was repaid in full during 2009.

Recently Issued Accounting Standards

In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements.  This standard requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption will not have a material impact on our financial statements in 2010.

In December 2009, the FASB issued an update to codify standards in the authoritative guidance it previously issued in June 2009, which addressed the modification of financial reporting by enterprises involved with variable interest entities (“VIE”). This update requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessments of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This pronouncement is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not currently expected to have a material effect on our financial statements.

In August 2009, the FASB issued authoritative guidance surrounding the fair value measurements and disclosures of liabilities.  This guidance provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity is required to measure the fair value of the liability using either: (1) the quoted price of the identical liability when traded as an asset; (2) the quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value calculation or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance during the third quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance serving as the single source of authoritative non-governmental U.S. GAAP (the “Codification”), superseding various existing authoritative accounting pronouncements. The Codification now establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification was launched on July 1, 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification during the third quarter of 2009. However, there were no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

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

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this guidance identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance as required in the second quarter of 2009.

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

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only once each year.  We now disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value.  We adopted this guidance during the second quarter of 2009, as required.  The adoption did not have a material impact on our financial statements.

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

3. NET INCOME (LOSS) PER COMMON SHARE

We compute basic net income (loss) per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options and share awards using the treasury stock method.

The following table presents the calculation of net income (loss) per common share — basic and diluted:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Numerator:
Net income (loss)— basic and diluted	$39,871	$(36,833)	$216,236
Denominator:
Weighted average common shares outstanding — basic	41,823,497	41,396,116	40,705,454
Dilutive effect of:
Unvested restricted common shares and units	248,275	—	377,786
Stock options	78,405	—	857,368
Weighted average common shares outstanding — diluted	42,150,777	41,396,116	41,940,608
Net income (loss) per common share — basic	$0.95	$(0.89)	$5.31
Net income (loss) per common share — diluted	$0.95	$(0.89)	$5.16

Certain options to purchase common stock were not included in weighted-average common shares outstanding—diluted and therefore are not included in the calculation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the twelve months ended December 31, 2009, approximately 648,893 restricted equity awards as well as 1,702,657 options with exercise prices ranging from $19.38 to $91.64 per share were excluded from diluted weighted-average common shares outstanding. Due to the net loss for the year ended December 31, 2008, the assumed exercise of 5,443,934 equity awards had an antidilutive effect and are therefore excluded from the computation of diluted loss per share. For the year ended December 31, 2007, approximately 512,600 shares were excluded from diluted weighted average common shares outstanding.

4. MEDICAL BENEFITS PAYABLE

Medical benefits payable includes reserves for claims adjudicated, but not yet paid, an estimate of claims incurred but not reported, reserves for medically-related administrative costs and other liabilities, including estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and  amounts due to contracted providers under risk-sharing arrangements.  The following table provides a reconciliation of the beginning and ending balance of medical benefits payable for the following periods:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Balances as of beginning of period	$766,179	$538,146	$460,728
Medical benefits incurred related to:
Current period	5,983,537	5,538,262	4,313,581
Prior periods	(121,080)	(8,046)	(100,197)
Total	5,862,457	5,530,216	4,213,384
Medical benefits paid related to:
Current period	(5,250,859)	(4,848,440)	(3,781,425)
Prior periods	(575,262)	(453,743)	(354,541)
Total	(5,826,121)	(5,302,183)	(4,135,966)
Balances as of end of period	$802,515	$766,179	$538,146

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

Medical benefits payable recorded at December 31, 2008, 2007 and 2006 developed favorably by approximately $121,080, $8,046 and $100,197 in 2009, 2008 and 2007, respectively. These prior period developments were primarily attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions, and favorable variances between actual experience and key assumptions relating to trend factors and completion factors for claims incurred in prior years.  The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

We consistently recognize the actuarial best estimate of the ultimate Medical benefits payable within a level of confidence, as required by actuarial standards of practice, which require that the Medical benefits payable be adequate under moderately adverse conditions. As we establish the liability for each year, we ensure that our assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, we do not consider that offset amount as having any impact on net income during the period.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill balances and the changes therein are as follows:

Balance as of December 31, 2007	$189,470
Goodwill impairment during the year ended 2008	(78,339)
Balance as of December 31, 2008	111,131
Change in Goodwill during the year ended 2009	—
Balance as of December 31, 2009	$111,131

Based on the general economic conditions and outlook, we performed an analysis of the underlying valuation of Goodwill at December 31, 2009 and 2008, respectively. Based on the valuation performed, we have assessed the book value of Goodwill and believe that such assets have not been impaired as of December 31, 2009. However, in 2008, we determined that the Goodwill associated with our Medicare reporting unit was impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. We recorded expense of $78,339 to Goodwill impairment included in the Statement of operations, and a corresponding amount to Goodwill to reflect its fair value as presented in the Consolidated Balance Sheet. At December 31, 2009 and 2008, Goodwill of $111,131 was solely assigned to the Medicaid reporting unit for each year.

Intangibles

We acquired intangible assets as a result of the acquisitions of our subsidiaries. Intangible assets include provider networks, membership contracts, trademark, non-compete agreements, government contracts, licenses and permits.

        The following is a summary of the acquired intangible assets resulting from business acquisitions as of December 31, 2009 and 2008 as follows:
December 31,
2009	2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Provider network	$4,878	$(3,909)	$4,878	$(3,647)
Membership contracts	11,960	(11,960)	11,960	(11,960)
Trademark	10,443	(4,718)	10,443	(4,022)
Non-compete agreements	3,972	(3,972)	3,972	(3,972)
Licenses and permits	5,270	(1,455)	5,270	(1,103)
State contracts	3,336	(884)	3,336	(662)
	$39,859	$(26,898)	$39,859	$(25,366)

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,532, $1,793 and $2,569, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2009 is as follows:

2010	$1,532
2011	1,532
2012	1,413
2013	1,413
2014	1,413
2015 and thereafter	5,658
$12,961

The weighted-average amortization periods of the acquired intangible assets resulting from the business acquisitions are as follows:

Weighted-Average
Amortization Period
(in Years)
Provider network	11.2
Membership contracts	4.5
Trademark	15.1
Non-compete agreements	4.9
Licenses and permits	15.0
State contracts	15.0
Total intangibles	10.4

6. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments are as follows at December 31, 2009 and 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale:
Municipal variable rate bonds	$3,815	$—	$—	$3,815
Certificates of deposit	58,907	—	—	58,907
	$62,722	$—	$—	$62,722
December 31, 2008
Available for sale:
Municipal variable rate bonds	$3,925	$—	$—	$3,925
Certificates of deposit	66,187	—	—	66,187
	$70,112	$—	$—	$70,112

Contractual maturities of available-for-sale short-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
December 31, 2009
Available for sale:
Municipal variable rate bonds	$3,815	$—	$—	$1,150	$2,665
Certificates of deposit	58,907	58,785	122	—	—
	$62,722	$58,785	$122	$1,150	$2,665

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2009 and 2008, bond investments totaling $4,500 and $254,353, respectively, were sold. There were no realized gains or losses recorded as of December 31, 2009 and 2008, and a $93 realized gain was recorded in 2007.

Excluding investments in U.S. Treasury securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale long-term investments are as follows at December 31, 2009 and 2008, as summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Available for sale:
Municipal auction rate securities	$57,000	$—	$5,290	$51,710
	$57,000	$—	$5,290	$51,710
December 31, 2008
Available for sale:
Municipal auction rate securities	$61,400	$—	$6,428	$54,972
	$61,400	$—	$6,428	$54,972

Contractual maturities of available-for-sale long-term investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
December 31, 2009
Available for sale:
Municipal auction rate securities	$51,710	$—	$—	$6,433	$45,277
	$51,710	$—	$—	$6,433	$45,277

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. Treasury securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. However, as of December 31, 2009, all of our long-term investments were comprised of auction rate securities. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These notes carry investment grade credit ratings. We have not realized any losses associated with selling our auction rate securities for the years ended December 31, 2009,  2008 and 2007.  There were $5,290 and $6,428 of unrealized losses recorded for the years ended December 31, 2009 and 2008, respectively.

7. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies. Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2009 and 2008, the amortized cost, gross unrealized gains, gross unrealized losses and fair value of these securities are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Cash	$4,651	$—	$—	$4,651
Certificates of deposit	1,051	—	—	1,051
Money market funds	103,873	—	—	103,873
Treasury bills	20,756	219	—	20,975
	$130,331	$219	$—	$130,550

December 31, 2008
Cash	$5,894	$—	$—	$5,894
Certificates of deposit	1,713	—	—	1,713
Money market funds	171,967	—	—	171,967
Treasury bills	19,123	642	—	19,765
	$198,697	$642	$—	$199,339

Contractual maturities of available-for-sale restricted investments are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
December 31, 2009
Available for sale:
Cash	$4,651	$4,651	$—	$—	$—
Certificates of deposit	1,051	1,051	—	—	—
Money market funds	103,873	103,873	—	—	—
Treasury bills	20,975	9,688	10,662	625	—
	$130,550	$119,263	$10,662	$625	$—

No realized gains or losses were recorded for the years ended December 31, 2009, 2008, or 2007.

8. FAIR VALUE MEASUREMENTS

Our Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, medical benefits payable and notes payable. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of our term loan approximated its fair value due to the loan being in default and, as a result, the lender had the ability to accelerate the payment of the remaining amounts due from us, which amounts are equal to the term loan carrying amounts. Additionally, because the term of the agreement expired in May 2009, the carrying amount of the term loan approximated its fair value due to the relatively short period of time between December 31, 2008 and the expiration of the term loan agreement.  The term loan was repaid in full on its due date.

We adopted fair value accounting guidance for our financial assets and financial liabilities as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy is as follows:

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

Our long-term investments were comprised of $57,000 and $61,400 of auction rate securities, at amortized cost, as of December 31, 2009 and 2008, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. These auction rate securities had auctions that failed during the twelve months ended December 31, 2009.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent.  However, in the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments.  Accordingly, we do not believe our auction rate securities are impaired, primarily due to government guarantees or municipal bond insurance and, as a result, we have not recorded any impairment losses for our auction rate securities.  We have the ability and the present intent to hold the securities until market stability is restored, but as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model.  This model considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction.  The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at December 31, 2009 Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$58,907	$58,907	$—	$—
Auction rate securities	51,710	—	—	51,710
Other municipal variable rate bonds	3,815	3,815	—	—
Total investments	$114,432	$62,722	$—	$51,710
Restricted investments
Available-for-sale
Cash and cash equivalents	$4,651	$4,651	$—	$—
Certificates of deposit	1,051	1,051	—	—
U.S. Government securities	20,975	20,975	—	—
Money market funds	103,873	103,873	—	—
Total restricted investments	$130,550	$130,550	$—	$—

Amounts accrued related to investigation resolution(1)	$58,397	$—	$58,397	$—

____________
(1) These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Consolidated Balance Sheet as of December 31, 2009.

		Fair Value Measurements at December 31, 2008 Using:
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$66,187	$66,187	$—	$—
Auction rate securities	54,972	—	—	54,972
Other municipal variable rate bonds	3,925	3,925	—	—
Total investments	$125,084	$70,112	$—	$54,972
Restricted investments
Available-for-sale
Cash and cash equivalents	$5,894	$5,894	$—	$—
Certificates of deposit	1,713	1,713	—	—
U.S. Government securities	19,765	19,765	—	—
Money market funds	171,967	171,967	—	—
Total restricted investments	$199,339	$199,339	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Certificates of Deposit. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.

Auction Rate Securities. All auction rate securities are held as available-for-sale investments. The fair values of these securities were estimated using discounted cash flow analysis as of December 31, 2009 and 2008, respectively. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. The fair values use an approach that relies heavily on management assumptions and qualitative observations and are therefore considered to be Level 3 fair values.

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

The following table presents our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data):

Fair Value Measurements Using Significant Unobservable Inputs(Level 3)
Beginning balance at January 1, 2009	$54,972
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) included in other comprehensive income(a)	1,138
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3(b)	(4,400)
Ending balance at December 31, 2009	$51,710
____________
(a) As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,138 to Accumulated other comprehensive loss during 2009.   The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during 2009.

(b) A $4,400 auction rate security tranche was redeemed by the issuer at par in February 2009. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 1, 2008	$—
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) included in other comprehensive income	(6,428)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	61,400
Ending balance at December 31, 2008	$54,972

9. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2009	2008
Leasehold improvements	$16,534	$16,104
Computer equipment and software	92,931	77,657
Furniture and equipment	24,457	25,677
	133,922	119,438
Less accumulated depreciation	(72,137)	(52,850)
	$61,785	$66,588

We recognized depreciation expense on property and equipment of $21,804, $19,531 and $16,188 for the years ended December 31, 2009, 2008, and 2007, respectively. We had $923 and $2,084 of non-cash property, equipment and capitalized software additions at December 31, 2009 and 2008, respectively.

10. DEBT

We and certain of our subsidiaries were parties to a credit agreement, which was repaid in full, on its due date, in May 2009.

11. COMMITMENTS AND CONTINGENCIES

As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

Under the one-count criminal information (the “Information”) filed with the United States District Court for the Middle District of Florida (the “Court”) by the USAO pursuant to the DPA, we were charged with one count of conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349.  The USAO recommended to the Court that the prosecution of us be deferred for the duration of the DPA.  Within five days of the expiration of the DPA the USAO will seek dismissal with prejudice of the Information, provided we have complied with the DPA.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

In accordance with the DPA, the USAO has filed with the Court a statement of facts relating to this matter. As a part of the DPA, we have retained a Monitor for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us and is retained at our expense.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  Among other things, the Monitor will review our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also will review, evaluate and, as necessary, make written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability.  Pursuant to the terms of the DPA, we have paid the USAO a total of $80.0 million.

In May 2009, we resolved the previously disclosed investigation by the United States Securities & Exchange Commission (“SEC”).  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four quarterly installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the first three payments have been made.

As previously disclosed, we remain engaged in resolution discussions as to matters under review with the Civil Division and the OIG.  Management currently estimates that the remaining liability associated with these matters is approximately $60.0 million, plus interest. This amount has been included in the current and long-term portions of amounts accrued related to the investigation resolution in our Consolidated Balance Sheet as of December 31, 2009. We anticipate these amounts will be payable in installments over a period of four to five years.

In October 2008, the Civil Division informed us that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  The complaints otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  In connection with the ongoing resolution discussions with the Civil Division, we are addressing the allegations by the qui tam relators.

We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  Because qui tam actions brought under federal and state false claims acts are sealed by the court at the time of filing, we are unable to determine the nature of the allegations and, therefore, we do not know at this time whether this action relates to the subject matter of the federal investigations.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this 2009 Form 10-K.

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

Class Action and Derivative Lawsuits

Putative class action complaints were filed in October 2007 and in November 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Hutton complaint alleges that various public statements supposedly issued by defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued in March 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  In October 2008, an amended consolidated complaint was filed in this class action against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated compliant, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  The court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009, and discovery is ongoing.  Separately, in October 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further challenge our right, prior to advancing such expenses, to first submit their expense invoices to our directors’ and officers’ insurance carrier for their preliminary review and evaluation of the adequacy of the description of services in the invoices and of the reasonableness of those expenses. We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims.  Accordingly, no amounts have been accrued in our consolidated financial statements in respect to these matters.

Five putative shareholder derivative actions were filed for these claims between October and November 2007.  The first two of these putative shareholder derivative actions, entitled Rosky v. Farha, et al. and Rooney v. Farha, et al., respectively, are supposedly brought on behalf of us and were filed in the United States District Court for the Middle District of Florida.  Two additional actions, entitled Intermountain Ironworkers Trust Fund v. Farha, et al., and Myra Kahn Trust v. Farha, et al., were filed in Circuit Court for Hillsborough County, Florida.  All four of these actions are asserted against all of our directors (and former director Todd Farha) except for Charles Berg, David Gallitano, D. Robert Graham and Glenn D. Steele, Jr. and also name us as a nominal defendant.  A fifth action, entitled Irvin v. Behrens, et al., was filed in the United States District Court for the Middle District of Florida and asserts claims against all of our directors (and former director Todd Farha) except Charles Berg, David Gallitano and Glenn D. Steele, Jr. and against two of our former officers, Paul Behrens and Thaddeus Bereday.  All five actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  The three actions in federal court have been consolidated.  Subsequent to that consolidation, an additional derivative complaint entitled City of Philadelphia Board of Pensions and Retirement Fund v. Farha, et al. was filed in the same federal court, but thereafter was consolidated with the existing consolidated action.  A motion to consolidate the two state court actions, to which all parties consented, was granted, and plaintiffs filed a consolidated complaint in April 2008.  In October 2008, amended complaints were filed in the federal court and the state court derivative actions.  In December 2008, we filed substantially similar motions to dismiss both actions, contesting, among other things, the standing of the plaintiffs in each of these derivative actions to prosecute the purported claims in our name.  In an Order entered in March 2009 in the consolidated federal action, the court denied the motions to dismiss the second amended consolidated complaint.  In April 2009, in the consolidated state action, the court denied the motion to dismiss the second amended consolidated complaint.  In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of our Board of Directors, the Board adopted a resolution forming a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the federal and state derivative cases and to take such action with respect to such claims as the Special Litigation Committee determines to be in our best interests.  In May 2009, the Special Litigation Committee filed in the consolidated federal action a motion to stay the matter until November 2009 to allow the Special Litigation Committee to complete its investigation, and following a hearing in May 2009, the court granted that motion and stayed the federal action. The Special Litigation Committee filed a substantially identical motion in the consolidated state action, and the plaintiffs in that action withdrew their request for a hearing to contest that motion. Also, in October 2009, the judge overseeing the consolidated federal action granted a motion that had been filed by several of the individual defendants to transfer responsibility for the case to the judge within the same Court who is overseeing the class action case described in the preceding paragraph. In November 2009, the Special Litigation Committee filed a report with the Court determining, among other things, that we should pursue an action against three of our former officers.  In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants, and to realign us as a plaintiff for purposes of pursuing claims against the three former officers.  That motion remains pending.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims. Derivative actions, by their nature, do not seek to recover damages from the companies on whose behalf the plaintiff shareholders are purporting to act.

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

Operating Leases

We have operating leases for office space. Rental expense totaled $18,159, $17,994 and $14,731 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2009 were:

2010	$15,581
2011	13,537
2012	9,124
2013	6,614
2014	5,356
2015 and thereafter	11,526
$61,738

12. INCOME TAXES

We and our subsidiaries file a consolidated federal income tax return. In addition, we and our subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax expense (benefit) for the following periods:

	For the year ending December 31,
	2009	2008	2007
Current:
Federal	$45,567	$39,989	$157,396
State	8,611	8,932	20,770
	54,178	48,921	178,166
Deferred:
Federal	(885)	(57,794)	(15,846)
State	(144)	(7,464)	(588)
	(1,029)	(65,258)	(16,434)
Total	$53,149	$(16,337)	$161,732

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate is as follows:

	For the year ending December 31,
	2009	2008	2007
Income tax expense (benefit) at statutory rate	$32,557	$(18,610)	$132,289
Increase (reduction) resulting from:
State income tax, net of federal benefit	6,286	(2,241)	12,913
Provision to return differences	(4,663)	—	51
Non-deductible executive compensation	802	2,805	—
Investigation expense	19,584	—	17,500
Interest on unrecognized tax benefits	(1,081)	1,604	—
Other, net	(336)	105	(1,021)
Total income tax expense (benefit)	$53,149	$(16,337)	$161,732

The significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Medical and other benefits discounting	$15,775	$8,760
Unearned premium discounting	8,487	7,981
Tax basis assets	6,245	6,131
Unrecognized tax benefits	10,909	25,554
Goodwill, other intangibles and other	—	6,735
Allowance for doubtful accounts	2,967	—
Accrued expenses and other	32,597	27,138
	76,980	82,299
Deferred tax liabilities:
Goodwill, other intangibles and other	1,128	—
Software development costs	15,873	13,329
Prepaid liabilities	1,451	—
	18,452	13,329
Net deferred tax asset	$58,528	$68,970

We adopted authoritative accounting guidance for the uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Gross unrecognized tax benefits, beginning of period	$26,647	$67,247
Gross increases:
Prior year tax positions	2,731	—
Current year tax positions	—	6,981
Gross decreases:
Prior year settlements	(7,099)	—
Prior year tax positions	(10,277)	(47,581)
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$12,002	$26,647

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. The unrecognized tax benefit is recorded in other liabilities. During the year ended December 31, 2009 and 2008, we recognized interest (benefit) expense of $(1,081) and $1,604, respectively.  No amount was accrued for penalties for the year end December 31, 2009 and 2008.  As of December 31, 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.

We currently file income tax returns in the U.S. federal jurisdiction and various states. During 2009, the Internal Revenue Service (the “IRS”) completed its exams on our consolidated income tax returns for the 2004 through 2007 tax years. The IRS verbally communicated with us that they are going to perform a “limited scope” audit on our consolidated income tax return for the 2008 tax year. We are no longer subject to income tax examinations prior to 2004 in major state jurisdictions. We do not believe any adjustments that may result from the 2008 tax year exam will be material.

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

13. RELATED-PARTY TRANSACTIONS

Bay Area Primary Care and Bay Area Multi Specialty Group

We conduct business with Bay Area Primary Care and Bay Area Multi Specialty Group, which provide medical and professional services to a portion of our membership base. These entities are owned and controlled by a former stockholder of the Florida HMOs, who also served as a director of the Florida HMOs. In 2007, we purchased $738 in services, in the aggregate from Bay Area Primary Care and Bay Area Multi Specialty Group.

D2Hawkeye

We conduct business with D2Hawkeye pursuant to which D2Hawkeye has developed an internet-based portal for certain of our health care providers. A member of our Board of Directors is a senior advisor to D2Hawkeye, where he previously served as president until January 2007. We purchased $431, $394 and $368 of services in the aggregate from D2Hawkeye in 2009, 2008 and 2007, respectively.

The Graham Companies

We conduct business with The Graham Companies pursuant to which we lease office space. A member of the Board of Directors has a 23% ownership interest in The Graham Companies. In 2009, 2008 and 2007, we paid $361, $359 and $374 in rental expense to The Graham Companies, respectively.

All-Med

We conduct business with All-Med Services of Florida, Inc. (“All-Med”) pursuant to which All-Med provides medical supplies and medical services to a portion of its membership base. A former member of our Board of Directors has been the Chief Executive Officer of All-Med since August 2008. In 2009 and 2008, we purchased $6,912 and $6,853, respectively, of services in the aggregate from All-Med.

Davita

We conduct business with Davita Inc. (“Davita”) pursuant to which Davita provides medical services to a portion of its member base. The Executive Chairman of our Board of Directors is also a member of Davita’s board of directors. In 2009 and 2008, we purchased $3,511 and $5,300, respectively, of services in the aggregate from Davita.

14. STATUTORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and surplus for HMOs and insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for HMOs and insurance companies. State insurance regulations also require the maintenance of a minimum compulsory surplus based on various factors. At December 31, 2009, our HMO and insurance subsidiaries were in compliance with these minimum compulsory surplus requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $638,000 and $585,000 at December 31, 2009 and 2008, respectively, compared to the required surplus of $393,000 and $312,000 at December 31, 2009 and 2008, respectively.  However, two of our subsidiaries were individually below the required CAL at December 31, 2009.  These two subsidiaries underwrote our PFFS product and one also underwrote our products in Hawaii.  As we are no longer offering  PFFS plans, the amount of RBC required is substantially reduced in 2010 and we anticipate that these two subsidiaries will be in compliance in 2010.

Dividends paid by our HMO and insurance subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income.

During 2009, three of our Florida regulated subsidiaries declared and paid dividends to one of our non-regulated subsidiaries in the aggregate amount of $44,400.  On December 31, 2008, the same three Florida regulated subsidiaries of ours declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105,100, of which two dividends were paid in December 2008 and one dividend which was paid in January 2009. No dividends were paid during the year ended December 31, 2007.

15. EMPLOYEE BENEFIT PLAN

We offer a defined contribution 401(k) plan. During the second quarter of 2009, as a part of a cost reduction initiative, we discontinued providing matching contributions.  We resumed our matching contribution to the defined contribution 401(k) plan as of January 2010. The amount of matching contribution expense incurred in the years ended December 31, 2009, 2008 and 2007 was $877, $3,592 and $2,216, respectively.

16. EQUITY-BASED COMPENSATION

Equity Compensation Plans

We have two active equity-based compensation plans. These plans are described below. The compensation cost that has been charged against income for those plans was $44,149, $38,614 and $18,737 for the years ended December 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $16,997, $15,272 and $7,410 for the years ended December 31, 2009, 2008, and 2007, respectively. The tax benefit realized by us reflects the exercise value of options and vesting share awards. There were no capitalized equity-based compensation costs at December 31, 2009.

In June 2004, the Board adopted, and its shareholders subsequently approved, our 2004 Equity Incentive Plan which authorizes us to grant non-qualified stock options, incentive stock options, restricted shares and other equity awards. An aggregate of 4,688,532 shares of our common stock was initially reserved for issuance to our directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013 in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,200,000 shares effective January 1, 2007, 2008, and 2009, respectively. Our policy is to grant options with an exercise price equal to the closing market price of our stock on the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatility of our stock as well as the volatility of shares of other companies with similar trading longevity and operating similar businesses. The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. We have not historically declared dividends, nor does it intend to in the foreseeable future. The risk-free rate for options granted is based on the rate for zero-coupon U.S. Treasury bonds with terms commensurate with the expected term of the granted option.

	Year Ended December 31,
	2009	2008	2007
Weighted average risk-free interest rate	1.99%	2.51%	4.55%
Range of risk-free rates	1.60%-2.55%	1.76%-3.41%	3.94%-5.08%
Expected term (in years)	4.75	4.55	2.49
Expected dividend yield	0%	0%	0%
Expected volatility	56.85%	42.49%	39.88%

A summary of our restricted stock, restricted stock unit (“RSU”) and option activity for the twelve months ended December 31, 2009 is presented in the table below.

	Restricted Stock and RSU	Weighted-Average Grant Date Fair Value	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2009	1,165,816	$50.53	4,278,118	$29.30
Granted	889,594	21.40	373,000	22.41
Exercised			(80,054)	14.87
Vested	(584,329)	46.42		
Forfeited and expired	(400,362)	46.70	(1,573,569)	44.50
Option exchange (1)	269,262	26.55	(1,077,960)	48.59
Outstanding at December 31, 2009	1,339,981	29.30	1,919,535	35.26

Exercisable at December 31, 2009	n/a	n/a	1,259,897	38.60

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

The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 were $8.14, $16.32, and $24.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $826, $4,057, $52,622, respectively.

The fair value of share awards is based on the closing trading price of our shares on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2009, 2008, and 2007 were $21.40, $42.76 and $90.67 respectively. As of December 31, 2009, there was $42,619 of unrecognized compensation costs related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the year ended December 31, 2009 was $27,135. We generally repurchase vested shares to satisfy tax withholding requirements. Those shares repurchased are then retired.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2009, 2008 and 2007 was $1,167, $1,039 and $17,679, respectively. We currently expect to satisfy equity-based compensation awards with registered shares available to be issued.

Performance Share Award

Under the 2004 Equity Incentive Plan, we granted 240,279 shares to our former Chief Executive Officer, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The fair value of this grant was based on the closing price of our stock on the date of grant, which was $34.95. Based upon our earnings, these shares have been accounted for as if the former CEO earned the full 130,000 shares for the first performance period. However, in accordance with the separation agreement between the former CEO and us, issuance of those shares is subject to certain conditions, including the outcome of legal proceedings that may be brought against us in connection with the on-going pending investigation (See Note 11). All of the conditions stipulated in the separation agreement must be satisfied by June 6, 2010 or the former CEO will relinquish the right to receive any such shares, at which time, the recorded compensation cost of $4,683 would be reversed. As of December 31, 2009, there was no unrecognized compensation cost related to the performance share award.

Stock Purchase Plan

In November 2004, the Board approved our 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by our shareholders in June 2005. A maximum of 387,714 shares of common stock is reserved for issuance under the plan. The ESPP allows our associates to purchase our common stock each quarter at a 5% discount from the closing market price on the date of purchase. No compensation cost was incurred for common stock issued under the plan.

17. SEGMENT REPORTING

We have two reportable segments: Medicaid and Medicare. The segments were determined based upon the type of governmental administration and funding of the health plans. Accounting policies of the segments are the same as those described in Note 2.

The Medicaid segment includes operations to provide health care services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. In the Medicaid segment, we had two customers from which we received 10% or more of our Medicaid segment premium revenue for 2009, 2008, and 2007. Florida revenues were 28.1%, 32.7% and 33.8% of total Medicaid revenues in each year, respectively. Georgia revenues were 40.8%, 41.0%, and 40.4% in each year, respectively.

The Medicare segment includes operations to provide health care services and prescription drug benefits to recipients who are eligible for the federally supported Medicare program.

Balance sheet, investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by us.

	For the year ended December 31,
	2009	2008	2007
Premium revenue:
Medicaid	$3,256,731	$2,991,049	$2,691,781
Medicare	3,610,521	3,492,021	2,613,108
Total Premium revenue	6,867,252	6,483,070	5,304,889
Investment and other income	10,912	38,837	85,903
Total revenues	6,878,164	6,521,907	5,390,792
Medical benefits expense:
Medicaid	2,810,611	2,537,422	2,136,710
Medicare	3,051,846	2,992,794	2,076,674
Total Medical benefits expense	5,862,457	5,530,216	4,213,384
Other expense	922,687	1,044,861	799,440
Income (loss) before income taxes	$93,020	$(53,170)	$377,968

Medicare Segment – 2010 PFFS Plan Exit

In July 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated implementing regulations.  MIPPA revised requirements for MA PFFS plans.  In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis.  As we do not have provider networks in the majority of markets where PFFS plans are offered and given the higher costs associated with building the required networks, as of January 1, 2010, we did not renew our contracts to participate in the PFFS program, resulting in a loss of approximately 95,000 members.

The PFFS line of business contributed approximately $1,133,545, $983,543 and $497,932 to Premium revenues for the year ended December 31, 2009, 2008 and 2007, respectively. Excluding PFFS, total Premium revenue for the corresponding periods are $5,733,707, $5,499,527 and $4,806,957, respectively. Similarly, excluding PFFS, Medicare Premium revenue for the corresponding periods are $2,476,976, $2,508,478 and $2,115,176, respectively.

Medical benefits expense for the PFFS line of business was approximately $984,068, $850,604 and $383,746 to Medical benefits expense for the year ended December 31, 2009, 2008 and 2007, respectively. Excluding PFFS, total Medical benefits expense for the corresponding periods are $4,878,389, $4,679,612 and $3,829,638, respectively. Similarly, excluding PFFS, Medicare Medical benefits expense for the corresponding periods are $2,067,778, $2,142,190 and $1,692,928, respectively.

18. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data in 2009 and 2008 are as follows:

	For the Three-Month Period Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$1,795,261	$1,791,278	$1,667,645	$1,623,980
Gross margin	238,929	283,832	245,838	236,196
Income (loss) before income taxes	(37,283)	65,203	45,932	19,168
Net income (loss)	$(36,933)	$37,005	$28,660	$11,139
Income (loss) per share — basic	$(0.89)	$0.89	$0.68	$0.27
Income (loss) per share — diluted	$(0.89)	$0.88	$0.68	$0.26
Period end membership	2,456,000	2,388,000	2,330,000	2,321,000

	For the Three-Month Period Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$1,636,921	$1,645,418	$1,637,432	$1,602,136
Gross margin	223,802	259,079	185,564	284,409
Income (loss) before income taxes	3,158	26,564	(43,468)	(39,424)
Net income (loss)	$1,320	$11,105	$(18,169)	$(31,089)
Income (loss) per share — basic	$0.03	$0.27	$(0.44)	$(0.75)
Income (loss) per share — diluted	$0.03	$0.26	$(0.44)	$(0.75)
Period end membership	2,446,000	2,523,000	2,530,000	2,532,000

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

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,562	$88,629
Investments	2,384	4,540
Deferred income taxes	10,478	30,695
Affiliate receivables and other current assets	138,969	102,369
Total current assets	153,393	226,233
Deferred tax asset	23,156	—
Investment in subsidiaries	806,261	734,536
Total Assets	$982,810	$960,769
Liabilities and Stockholders’ Equity
Current Liabilities:
Taxes payable	$113	$1,381
Other current liabilities	101,797	141,679
Total current liabilities	101,910	143,060
Deferred taxes	—	11,880
Total liabilities	101,910	154,940
Commitments and contingencies (see Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,361,207, and 42,261,345 shares issued and outstanding at December 31, 2009 and 2008, respectively	424	423
Paid-in capital	425,083	390,526
Retained earnings	458,512	418,641
Accumulated other comprehensive loss	(3,119)	(3,761)
Total stockholders’ equity	880,900	805,829
Total Liabilities and Stockholders’ Equity	$982,810	$960,769

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues:
Investment and other income	$—	$1,002	$12,321
Total revenues	—	1,002	12,321
Expenses:
Selling, general and administrative	46,587	42,469	23,280
Total expenses	46,587	42,469	23,280
Loss before income taxes	(46,587)	(41,467)	(10,959)
Income tax benefit	14,809	16,008	3,741
Loss before equity in subsidiaries	(31,778)	(25,459)	(7,218)
Equity in earnings from subsidiaries	71,649	(11,374)	223,454
Net income (loss)	$39,871	$(36,833)	$216,236

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the Year Ended December 31,
	2009	2008	2007
Net cash (used in) from operating activities	$(48,053)	$114,161	$59,861
Cash from (used in) investing activities:
Proceeds from sale and maturities of investments, net	2,432	744	34,743
Capital contributions to subsidiaries	(31,854)	(70,438)	(95,645)
Net cash used in investing activities	(29,422)	(69,694)	(68,120)
Cash from (used in) financing activities:
Proceeds from options exercised and other, net	1,167	1,039	17,679
Purchase of treasury stock	(2,413)	(2,720)	(4,845)
Incremental tax benefit from option exercises	(8,346)	3,686	23,108
Proceeds from initial and secondary public offerings, net	—	—	—
Net cash (used in) provided by financing activities	(9,592)	2,005	35,942
Cash and cash equivalents:
Increase during year	(87,067)	46,472	34,901
Balance at beginning of year	88,629	42,157	7,256
Balance at end of year	$1,562	$88,629	$42,157

See notes to consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2009
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,205	$—	$1,855	$1,350
Premiums receivable	12,485	18,392	14,661	16,216
Other receivables from government partners	6,400	1,389	—	7,789
Sales Commissions	1,370	16	1,336	50
	$23,460	$19,797	$17,852	$25,405
Year Ended December 31, 2008
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,847	$—	$642	$3,205
Premiums receivable	39,537	21,475	48,527	12,485
Other receivables from government partners	19,334	6,409	19,343	6,400
Sales Commissions	1,309	196	135	1,370
	$64,027	$28,080	$68,647	$23,460
Year Ended December 31, 2007
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,674	$173	$—	$3,847
Premiums receivable	19,812	19,725	—	39,537
Other receivables from government partners	1,600	17,734	—	19,334
Sales Commissions	—	1,309	—	1,309
	$25,086	$38,941	$—	$64,027

Exhibit Index
		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date With SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4. 2009	3.1.1
3.2	Amended and Restated Bylaws of the Registrant	10-Q	August 13, 2004	3.2
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant	8-K	January 31, 2008	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
10.2	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
10.3	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.4	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.5	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.6	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.7	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.8	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.9	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.10	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.11	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.12	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan*	8-K	March 17, 2005	10.1
10.13	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.1
10.14	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (director version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.2
10.15	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.3
10.16	Form of Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.4
10.17	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7
10.17.1	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.18	Registrant’s Special Retention Bonus Plan*	10-Q	March 2, 2009	10.41
10.19	Registrant’s 2009 Long Term Cash Bonus Plan*	8-K	March 10, 2009	10.1
10.20	Non-Employee Director Compensation Policy*	10-Q	May 11, 2009	10.21
10.20.1	Non-Employee Director Compensation Policy (as amended)*	10-Q	July 29,2009	10.8
10.21	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.22	Performance Share Award Agreement, dated as of June 6, 2005, by and between the Registrant and Todd S. Farha*	8-K	June 9, 2005	10.4
10.23	Employment Agreement, made effective as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	January 31, 2008	10.4
10.24	Transition and Separation Agreement, made effective as of September 17, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	September 23, 2009	10.1

10.25	Restricted Stock Agreement, made effective as of January 25, 2008, by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.6
10.26	Non-Qualified Stock Option Agreement, dated as of January 25, 2008, by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.8
10.27	Indemnification Agreement, dated as of May 8, by and between the Registrant and Heath Schiesser*	8-K	May 14, 2009	10.2
10.28	Letter Agreement, dated as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.5
10.28.1	Amended and Restated Letter Agreement, dated as of August 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Charles Berg*	10-Q	November 4, 2009	10.2
10.29	Restricted Stock Agreement, made effective as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.7
10.30	Restricted Stock Agreement, made effective as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.4
10.31	Non-Qualified Stock Option Agreement, dated as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.9
10.31.1	Amended and Restated Non-Qualified Stock Option Agreement, dated as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.3
10.31.2	Amended and Restated Non-Qualified Stock Option Agreement, dated as of February 16, 2009, by and between the Registrant and Charles Berg*	10-K	March 16, 2009	10.33
10.32	Indemnification Agreement, dated as of May 14, 2009, by and between the Registrant and Charles Berg*	8-K	May 14, 2009	10.3
10.33	Separation Agreement and General Release, dated as of December 19, 2008, by and between Comprehensive Health Management, Inc. and Anil Kottoor*	10-K/A	April 30, 2009	10.125
10.34	Offer letter to Adam Miller, dated January 17, 2006*	10-Q	March 2, 2009	10.40
10.35	Severance Agreement, dated as of July 30, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Adam Miller *	8-K	August 3, 2009	10.1 & 10.2
10.36	Employment Agreement, dated as of April 1, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	8-K	April 3, 2008	10.1
10.36.1	Amendment No. 1 to Employment Agreement, made effective as of February 23, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	10-K	March 16, 2009	10.38
10.36.2	Amended and Restated Employment Agreement, dated as of June 3, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas F. O’Neil III*	8-K	June 4, 2009	10.1
10.37	Restricted Stock Agreement, made effective as of April 1, 2008, by and between the Registrant and Thomas F. O’Neil III*	8-K	April 3, 2008	10.2
10.38	Non-Qualified Stock Option Agreement, dated as of April 1, 2008, by and between the Registrant and Thomas F. O’Neil III*	8-K	April 3, 2008	10.3
10.39	Letter Agreement, dated December 16, 2009, among Thomas F. O’Neil III, WellCare Health Plans, Inc. and Comprehensive Health Management, Inc.	8-K	December 18, 2009	10.1
10.40	Employment Agreement, dated as of July 17, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	8-K	July 17, 2008	10.1
10.40.1	Amendment No. 1 to Employment Agreement, made effective as of March 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	10-K	March 16, 2009	10.42
10.40.2	Amendment No. 2 to Employment Agreement, made effective as of December 18, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*†
10.41	Form of Restricted Stock Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.3
10.42	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4

10.43	Employment Agreement, dated as of September 2, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	8-K	September 2, 2008	10.1
10.43.1	Amendment No. 1 to Employment Agreement, dated as of September 30, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	10-Q	November 4, 2009	10.6
10.44	Restricted Stock Agreement, made effective as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.3
10.45	Non-Qualified Stock Option Agreement, dated as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.4
10.46	Form of Severance Agreement*	10-Q	November 4, 2009	10.13
10.47	Form of Indemnification Agreement*	S-1/A	June 8, 2004	10.24
10.48	Form of Indemnification Agreement (adopted May 8, 2009)*	8-K	May 14, 2009	10.1
10.49	Credit Agreement, dated as of May 13, 2004, by and among the Registrant, WellCare Holdings, LLC, The WellCare Management Group, Inc., Comprehensive Health Management, Inc. and Credit Suisse First Boston, as Administrative Agent	S-1/A	June 8, 2004	10.29
10.49.1	First Amendment to Credit Agreement, dated as of September 1, 2005, by and among the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 1, 2005	10.1
10.49.2	Second Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	8-K	September 29, 2006	10.2
10.49.3	Third Amendment to Credit Agreement, dated as of January 31, 2008, by and among the Registrant, certain subsidiaries of the Registrant, certain lenders and Wachovia Bank, National Association	10-Q	March 2, 2009	10.37
10.49.4	Agreement, dated as of August 18, 2008, by and among the Registrant, the United States Attorney’s Office for the Middle District of Florida, the Agency for Health Care Administration and the Florida Attorney General’s Medicaid Fraud Control Unit	8-K	August 18, 2008	10.1
10.50	Deferred Prosecution Agreement, made effective as of May 5, 2009, by and among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office	8-K	May 5, 2009	10.1
10.51	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1
10.52	Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.1
10.52.1	Amendment No. 1 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.3
10.52.2	Amendment No. 2 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	10-Q	May 9, 2007	10.12
10.52.3	Amendment No. 3 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.1
10.52.4	Amendment No. 4 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.1
10.52.5	Amendment No. 5 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.3

10.52.6	Amendment No. 6 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.3
10.52.7	Amendment No. 7 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.3
10.52.8	Amendment No. 8 to Contract No. FAR001 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.4
10.52.9	Amendment No.9 to Contract No. FAR001 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.1
10.52.10	Amendment No. 10 to Contract No. FAR001 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.2
10.52.11	Amendment No. 11 to Contract No. FAR001 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	10-Q	July 29, 2009	10.19
10.52.12	Amendment No. 12 to Contract No. FAR001 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Reform 2006-2009)	8-K	May 1, 2009	10.1
10.53	Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 1, 2006	10.2
10.53.1	Amendment No. 1 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 18, 2006	10.4
10.53.2	Amendment No. 2 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	10-Q	May 9, 2009	10.13
10.53.3	Amendment No. 3 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	June 22, 2007	10.2
10.53.4	Amendment No. 4 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	July 30, 2007	10.2
10.53.5	Amendment No. 5 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	October 4, 2007	10.4
10.53.6	Amendment No. 6 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	December 28, 2007	10.4
10.53.7	Amendment No.7 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.5
10.53.8	Amendment No. 8 to Contract No. FAR009 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	February 6, 2008	10.6
10.53.9	Amendment No. 9 to Contract No. FAR009 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.3
10.53.10	Amendment No. 10 to Contract No. FAR009 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	September 12, 2008	10.4
10.53.11	Amendment No. 11 to Contract No. FAR009 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	10-Q	July 29, 2009	10.21

10.53.12	Amendment No. 12 to Contract No. FAR009 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Reform 2006-2009)	8-K	May 1, 2009	10.2
10.54	Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.2
10.54.1	Amendment No. 1 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.1
10.54.2	Amendment No. 2 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.1
10.54.3	Amendment No. 3 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.1
10.54.4	Amendment No. 4 to Contract No. FA619 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.1
10.54.5	Amendment No. 5 to Contract No. FA619 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	September 12, 2008	10.7
10.54.6	Amendment No. 6 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.2
10.54.7	Amendment No. 7 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	10-Q	July 29, 2009	10.17
10.54.8	Amendment No. 8 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	May 1, 2009	10.3
10.54.9	Amendment No. 9 to Contract No. FA619 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2006-2009)	8-K	July 15, 2009	10.2
10.55	Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.3
10.55.1	Amendment No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)†
10.55.2	Amendment No. 2 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)†
10.56	Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	September 18, 2006	10.1
10.56.1	Amendment No. 1 to Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	June 29, 2007	10.3
10.56.2	Amendment No. 2 to Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	October 4, 2007	10.2
10.56.3	Amendment No. 3 to Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	December 28, 2007	10.2

10.56.4	Amendment No. 4 to Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	February 6, 2008	10.2
10.56.5	Amendment No. 5 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	May 7, 2008	10.2
10.56.6	Amendment No. 6 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12, 2008	10.5
10.56.7	Amendment No. 7 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform Contract 2006-2009)	8-K	September 12. 2008	10.6
10.56.8	Amendment No. 8 to Contract No. FA615 by and between the State of Florida, Agency for Healthcare Administration and WellCare of Florida, Inc. d/b/a/ Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	March 9, 2009	10.1
10.56.9	Amendment No. 9 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	10-Q	July 29, 2009	10.15
10.56.10	Amendment No. 10 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	May 1, 2009	10.4
10.56.11	Amendment No. 11 to Contract No. FA615 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2006-2009)	8-K	July 15, 2009	10.1
10.57	Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.2
10.57.1
Amendment No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)†

10.57.2
Amendment No. 2 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)†

10.58	Non-Institutional Medicaid Provider Agreement by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc.	8-K	April 9, 2009	10.1
10.59	Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida.(2008-2009)	8-K	August 20, 2008	10.1
10.59.1	Amendment #1 to Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc. (f/k/a WellCare HMO, Inc.) d/b/a Staywell Health Plan of Florida.(2008-2009)	8-K	October 14, 2008	10.2
10.60	Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc. (2009-2010)	8-K	October 5, 2009	10.1
10.61	Contract No. 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	10-Q	August 4, 2005	10.19

10.61.1	Amendment #1 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	April 25, 2007	10.1
10.61.2	Amendment #2 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	January 30, 2008	10.2
10.61.3	Amendment #3 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.1
10.61.4	Amendment #4 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.2
10.61.5	Amendment #5 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 30, 2008	10.3
10.61.6	Amendment #7 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc. for Provision of Services to Georgia Healthy Families	8-K	October 29, 2009	10.1
10.62	Contract (#H0712) by and between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	November 2, 2005	10.4
10.62.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H0712) by and between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	10-Q	May 11, 2009	10.4
10.62.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H0712) by and between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	November 12, 2009	10.5
10.63	Contract (#H1032) by and between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	November 2, 2005	10.5
10.63.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1032) by and between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	10-Q	May 11, 2009	10.5
10.63.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1032) by and between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	November 12, 2009	10.9
10.64	Contract (#H1112) by and between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	November 2, 2005	10.6
10.64.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1112) by and between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	10-Q	May 11, 2009	10.6
10.64.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1112) by and between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	November 12, 2009	10.11
10.65	Contract (#H1416) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	November 2, 2005	10.7
10.65.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1416) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	10-Q	May 11, 2009	10.3
10.65.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1416) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	November 12, 2009	10.18
10.66	Contract (#H1903) by and between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	November 2, 2005	10.8
10.66.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1903) by and between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	10-Q	May 11, 2009	10.7

10.66.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1903) by and between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	November 12, 2009	10.22
10.67	Contract (#H3361) by and between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	November 2, 2005	10.9
10.67.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H3361) by and between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	10-Q	May 11, 2009	10.8
10.67.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H3361) by and between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	November 12, 2009	10.26
10.68	Form of addenda accompanying notices of 2009 renewals with respect to contracts by and between the Centers for Medicare & Medicaid Services and each of: WellCare of Connecticut, Inc. (#H0712); WellCare of Florida, Inc. (#H1032); WellCare of Georgia, Inc. (#H1112); Harmony Health Plan of Illinois, Inc. (#H1416); WellCare of Louisiana, Inc. (#H1903); and WellCare of New York, Inc. (#H3361)	10-Q	May 11, 2009	10.2
10.69	Contract (#H1216) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 9, 2007	10.2
10.69.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1216) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	April 14, 2009	10.2
10.69.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1216) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 12, 2009	10.13
10.70	Contract (#H1264) by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 9, 2007	10.3
10.70.1	Addendum accompanying notice of 2009 renewal of Contract (#H1264) by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc., with Plan Benefit Package addendum	10-Q	May 11, 2009	10.1
10.70.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1264) by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 12, 2009	10.16
10.71	Contract (#H0913) by and between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 9, 2007	10.4
10.71.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H0913) by and between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	April 14, 2009	10.3
10.71.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H0913) by and between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 12, 2009	10.7
10.72	Contract (#H0117) by and between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 9, 2007	10.5
10.72.1	Notice of 2009 renewal from the Centers for Medicare & Medicaid Services (“CMS”) of Contract (#H0117) by and between CMS and WellCare of Ohio, Inc. with addendum and Plan Benefit attestation (also form of 2009 renewal notice and addendum to contracts by and between CMS and each of: Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana) (#H1657); Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri) (#H1216); and WellCare Health Plans of New Jersey, Inc. (#H0913))	8-K	April 7, 2009	10.1
10.72.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H0117) by and between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 12. 2009	10.3
10.73	Contract (#H2491) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	December 23, 2008	10.1

10.73.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H2491) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	November 12, 2009	10.24
10.74	Contract (#H1657) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2
10.74.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1657) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana)	8-K	April 14, 2009	10.1
10.74.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1657) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana)	8-K	November 12, 2009	10.20
10.75
Form of 2010 renewal notice from the Centers for Medicare & Medicaid Services (“CMS”) regarding contracts by and between CMS and each of: WellCare of Ohio, Inc. (#H0117); WellCare of Connecticut, Inc. (#H0712); WellCare Health Insurance Plans of New Jersey, Inc. (#H0913); WellCare of Florida, Inc. (#H1032); WellCare of Georgia, Inc. (#H1112); Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri) (#H1216); WellCare of Texas, Inc. (#H1264); Harmony Health Plan of Illinois, Inc. (#H1416); Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana) (#H1657); WellCare of Louisiana, Inc. (#H1903); WellCare Health Insurance of Arizona, Inc.(#H2491); and WellCare of New York, Inc. (#H3361)
		8-K	November 12. 2009	10.1
10.76	Contract (#H0967) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	8-K	November 9, 2007	10.1
10.76.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H0967) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	10-Q	May 11, 2009	10.11
10.77	Contract (#H6499) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of New York, Inc. (f/k/a Stone Harbor Insurance Company)	10-Q	November 3, 2006	10.14
10.77.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H6499) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of New York, Inc.	10-Q	May 11, 2009	10.13
10.78	Contract (#H1340) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc. (f/k/a Advance / WellCare PFFS Insurance, Inc.)	10-Q	November 3, 2006	10.15
10.78.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H1340) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	10-Q	May 11, 2009	10.10
10.79	Contract (#H4577) by and between the Centers for Medicare & Medicaid and WellCare Health Insurance of Illinois, Inc. (f/k/a Home Owners / WellCare PFFS Insurance, Inc.)	10-Q	November 3, 2006	10.16
10.79.1	Plan Benefit Package attachment to 2009 renewal of Contract (#H4577) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	10-Q	May 11, 2009	10.12
10.80	Form of addendum accompanying notice of renewal for 2009 with respect to contracts between the Centers for Medicare & Medicaid Services and each of the following to operate private fee-for-service plans: WellCare Health Insurance of Arizona, Inc. (#H1340); WellCare Health Insurance of Illinois, Inc. (#H0967 and #H4577); and WellCare Health Insurance of New York, Inc. (#H6499).	10-Q	May 11, 2009	10.9
10.81	Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	November 2, 2005	10.3
10.81.1	Addendum to Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	10-Q	November 3, 2006	10.13
10.81.2	2009 renewal of Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc., with Addendum	8-K	September 29, 2008	10.1

10.81.3	2010 renewal of Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. with Plan Benefit Package attachment	8-K	September 16, 2009	10.1
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †

* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith