Form 10-Q
period 2010-03-31
WELLCARE HEALTH PLANS, INC.
filed 2010-05-06
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 3, 2010 there were 42,390,665 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

TABLE OF CONTENTS

		Page
Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Signatures

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,027,337	$1,158,131
Investments	56,818	62,722
Premium and other receivables, net	262,027	285,808
Funds receivable for the benefit of members	43,832	77,851
Taxes recoverable	6,767	—
Prepaid expenses and other current assets, net	107,064	104,079
Deferred income taxes	21,563	28,874
Total current assets	1,525,408	1,717,465
Property, equipment and capitalized software, net	67,077	61,785
Goodwill	111,131	111,131
Other intangible assets, net	12,578	12,961
Long-term investments	45,640	51,710
Restricted investments	130,486	130,550
Deferred tax asset	14,524	18,745
Other assets	10,715	14,100
Total Assets	$1,917,559	$2,118,447
Liabilities and Stockholders’ Equity
Current Liabilities:
Medical benefits payable	$706,825	$802,515
Unearned premiums	143	90,496
Accounts payable	6,930	5,270
Other accrued expenses and liabilities	199,729	219,691
Current portion of amounts accrued related to investigation resolution	18,175	18,192
Other payables to government partners	42,694	38,147
Taxes payable	—	4,888
Other current liabilities	871	871
Total current liabilities	975,367	1,180,070
Amounts accrued related to investigation resolution	40,733	40,205
Other liabilities	17,853	17,272
Total liabilities	1,033,953	1,237,547
Commitments and contingencies (see Note 5)		
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)		
Common stock, $0.01 par value (100,000,000 authorized, 42,413,593 and 42,361,207 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	424	424
Paid-in capital	421,220	425,083
Retained earnings	464,930	458,512
Accumulated other comprehensive loss	(2,968)	(3,119)
Total stockholders’ equity	883,606	880,900
Total Liabilities and Stockholders’ Equity	$1,917,559	$2,118,447

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Premium	$1,353,458	$1,791,927
Investment and other income	2,495	3,334
Total revenues	1,355,953	1,795,261
Expenses:
Medical benefits	1,165,972	1,552,998
Selling, general and administrative	173,337	271,741
Depreciation and amortization	5,756	5,739
Interest	10	2,066
Total expenses	1,345,075	1,832,544

Income (loss) before income taxes	10,878	(37,283)
Income tax expense (benefit)	4,460	(350)
Net income (loss)	$6,418	$(36,933)

Net income (loss) per common share (see Note 1):
Basic	$0.15	$(0.89)
Diluted	$0.15	$(0.89)

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash from (used in) operating activities:
Net income (loss)	$6,418	$(36,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,756	5,739
Equity-based compensation expense	1,142	9,612
Deferred taxes, net	11,532	(318)
Changes in operating accounts:
Premium and other receivables, net	23,781	(69,876)
Other receivables from government partners, net	—	(50,689)
Prepaid expenses and other current assets, net	(2,985)	4,907
Medical benefits payable	(95,690)	113,622
Unearned premiums	(90,353)	(62,554)
Accounts payable and other accrued expenses	(18,466)	(87,028)
Other payables to government partners	4,547	22,912
Amounts accrued related to investigation resolution	511	44,800
Taxes, net	(14,401)	2,288
Other, net	(2,336)	(2,236)
Net cash used in operations	(170,544)	(105,754)
Cash from (used in) investing activities:
Purchases of investments	(117)	(18,756)
Proceeds from sales and maturities of investments	12,322	19,051
Purchases of restricted investments	(289)	(17,088)
Proceeds from maturities of restricted investments	368	39,390
Additions to property, equipment and capitalized software, net	(4,235)	(5,141)
Net cash provided by investing activities	8,049	17,456
Cash from (used in) financing activities:
Proceeds from option exercises and other	770	—
Purchase of treasury stock	(3,030)	(1,432)
Payments on debt	—	(400)
Payments on capital leases	(58)	—
Funds received for the benefit of members	34,019	42,788
Net cash provided by financing activities	31,701	40,956
Cash and cash equivalents:
Decrease during the period	(130,794)	(47,342)
Balance at beginning of year	1,158,131	1,181,922
Balance at end of period	$1,027,337	$1,134,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$8,161	$903
Cash paid for interest	$7	$1,790
Property, equipment and capitalized software acquired through capital leases	$8,411	$—

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, and the aged, blind and disabled, serving approximately 2,186,000 members nation-wide as of March 31, 2010.  Our Medicaid plans include plans for recipients of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs, Children’s Health Insurance Programs (“CHIP”) and the Family Health Plus (“FHP”) programs.  Through our licensed subsidiaries, as of March 31, 2010, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio.  Our Medicare plans include stand-alone prescription drug plans (“PDPs”) as a part of our PDP segment and Medicare Advantage (“MA”) plans as a part of our MA segment, which following our exit of the Medicare private fee-for-service (“PFFS”) program on December 31, 2009, is comprised of Medicare coordinated care plans (“CCPs”).  As of March 31, 2010, we offered our CCPs in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDPs in 49 states and the District of Columbia.

    Basis of Presentation

    The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K (“2009 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) in February 2010.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.  The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period. In addition, we have evaluated all material events subsequent to the date of our financial statements.

    Net Income (Loss) per Share

   We compute basic net income (loss) per common share on the basis of the weighted-average number of unrestricted common shares outstanding.  Diluted net income (loss) per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted shares and restricted stock units using the treasury stock method.  The following table presents the calculation of net income (loss) per common share — basic and diluted:

	Three Months Ended March 31,
	2010	2009

Numerator:
Net income (loss)	$6,418	$(36,933)
Denominator:
Weighted-average common shares outstanding — basic	42,193,662	41,680,319
Dilutive effect of:
Unvested restricted stock and stock units	360,043	—
Stock options	153,536	—
Weighted-average common shares outstanding — diluted	42,707,241	41,680,319

Net income (loss) per common share:
Basic	$0.15	$(0.89)
Diluted	$0.15	$(0.89)

   Certain options to purchase common stock were not included in the calculation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive.  For the three months ended March 31, 2010, approximately 119,356 restricted equity awards as well as 1,165,606 options with exercise prices ranging from $24.17 to $91.64 per share were excluded from diluted weighted-average common shares outstanding. Due to the net loss for the three months ended March 31, 2009, the assumed exercise of 5,115,297 equity awards had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share.

    Recently Issued Accounting Standards

   In February 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to subsequent events.  This standard updates subsequent event guidance, issued in May 2009, requiring reporting entities to provide the date through which subsequent event reviews occurred, which was in conflict with certain SEC requirements.  Accordingly, the update to previously issued subsequent event guidance removes the requirement to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material effect on our financial statements.

   In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements.  This standard requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial statements.

2. SEGMENT REPORTING

   Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Previously, we reported two operating segments: Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.

   Medicaid was established to provide medical assistance to low-income and disabled persons.  It is state operated and implemented, although it is funded and regulated by both the state and federal governments.  Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD, CHIP and FHP.  TANF generally provides assistance to low-income families with children, and SSI generally provides assistance to low-income aged, blind or disabled individuals.  Our Medicaid segment also includes other programs that are not part of the Medicaid program, such as CHIP and FHP, for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds.

   Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits.

   Our MA segment includes MA plans, which following the exit of our PFFS product on December 31, 2009, is comprised of CCPs.  MA is Medicare’s managed care alternative to original Medicare fee-for-service, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services (“CMS”). CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

   We offer stand-alone Medicare Part D coverage to Medicare eligible beneficiaries in our PDP segment. The Medicare Part D prescription drug benefit is supported by risk-sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

   Balance sheet, Investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by us.

	Three Months Ended March 31,
	2010	2009
Premium revenue:
Medicaid	$809,033	$809,178
Medicare Advantage	351,083	733,099
PDP	193,342	249,650
Total premium revenue	1,353,458	1,791,927

Medical benefits expense:
Medicaid	701,779	689,782
Medicare Advantage	276,175	611,730
PDP	188,018	251,486
Total medical benefits expense	1,165,972	1,552,998

Gross margin:
Medicaid	107,254	119,396
Medicare Advantage	74,908	121,368
PDP	5,324	(1,835)
Total gross margin	187,486	238,929

Investment and other income	2,495	3,334
Other expenses	(179,103)	(279,546)
Income (loss) before income taxes	$10,878	$(37,283)

3. EQUITY-BASED COMPENSATION

The compensation expense recorded related to our equity-based compensation awards, which correspondingly also increased Paid-in capital, for the three months ended March 31, 2010 and 2009 was $1,142 and $9,612, respectively. Under the 2004 Equity Incentive Plan, we granted shares to a former executive, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The earnings per share target for the first performance period was achieved. However, in accordance with the separation agreement between the former executive and us, issuance of those shares is subject to certain conditions that we have determined, based on recent developments, have not been, and are unlikely to be, met. Accordingly, the previously recorded compensation cost of $4,683 was reversed during the three months ended March 31, 2010.

A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2010 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2010	1,339,981	$ 29.30	1,919,535	$ 35.26
Granted	180,778	30.00	101,594	28.90
Exercised			(40,193)	18.55
Vested	(134,911)	34.17		
Forfeited and expired	(75,610)	34.68	(190,328)	46.06
Outstanding at March 31, 2010	1,310,238	30.64	1,790,608	34.12

Exercisable at March 31, 2010	n/a	n/a	1,120,996	38.21

As of March 31, 2010, there was $41,826 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years.

    Performance Stock Units

On March 31, 2010, the Compensation Committee of the Board of Directors awarded 168,235 Performance Stock Unit Awards (the “2010 PSU Awards”) under the 2004 Equity Incentive Plan to certain of our key employees, including executive officers. The 2010 PSU Awards vest three years from the date of grant and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the three-year performance period and the employee’s continued service through the vest date. The actual number of PSU’s that vest will be determined by the Compensation Committee at its sole discretion. The estimated future grant date fair value of the 2010 PSU Awards ultimately expected to vest will be recognized as expense over the three-year performance period based on estimated progress towards the performance measures, as well as subsequent changes in the market price of our common stock.

4. FAIR VALUE MEASUREMENTS

Fair value measurements apply to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Accounting standards require that fair value measurements be classified and disclosed in one of the following three categories:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable and amounts accrued related to the investigation resolution discussed in Note 5 to these Condensed Consolidated Financial Statements.  The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments were comprised of $50,700 and $57,000 of municipal note investments with an auction reset feature (“auction rate securities”), at amortized cost, as of March 31, 2010 and December 31, 2009, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Auctions for these auction rate securities continued to fail during the three months ended March 31, 2010.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent.  However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments.  Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities.  However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model.  This model considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction.  The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance as of March 31, 2010 and December 31, 2009, respectively, were as follows:

Fair Value Measurements at March 31, 2010 Using:
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$ 53,003	$ 53,003	$ —	$ —
Auction rate securities	45,640	—	—	45,640
Other municipal variable rate bonds	3,815	3,815	—
Total investments	$ 102,458	$ 56,818	$ —	$ 45,640
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$ 4,601	$ 4,601	$ —	$ —
Certificates of deposit	1,051	1,051	—	—
U.S. Government securities	20,951	20,951	—	—
Money market funds	103,883	103,883	—	—
Total restricted investments	$ 130,486	$ 130,486	$ —	$ —

Amounts accrued related to investigation resolution(1)	$ 58,908	$ —	$ 58,908	$ —

		Fair Value Measurements at December 31, 2009 Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$ 58,907	$ 58,907	$ —	$ —
Auction rate securities	51,710	—	—	51,710
Other municipal variable rate bonds	3,815	3,815	—	—
Total investments	$ 114,432	$ 62,722	$ —	$ 51,710
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$ 4,651	$ 4,651	$ —	$ —
Certificates of deposit	1,051	1,051	—	—
U.S. Government securities	20,975	20,975	—	—
Money market funds	103,873	103,873	—	—
Total restricted investments	$ 130,550	$ 130,550	$ —	$ —

Amounts accrued related to investigation resolution(1)	$ 58,397	$ —	$ 58,397	$ —

____________
(1)
These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.

The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) as of March 31, 2010 and December 31, 2009, respectively.

Fair Value Measurements Using Significant Unobservable Inputs(Level 3)
Beginning balance at January 1, 2010	$51,710
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) included in other comprehensive income(a)	230
Purchases, issuances and settlements(b)	(6,300)
Transfers in and/or out of Level 3	—
Ending balance at March 31, 2010	$45,640

____________
(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $230 to Accumulated other comprehensive loss during 2010.  The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during 2010.

(b)
A $6,300 auction rate security tranche was redeemed by the issuer at par in March 2010. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 1, 2009	$54,972
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) included in other comprehensive income(a)	1,138
Purchases, issuances and settlements(b)	(4,400)
Transfers in and/or out of Level 3	—
Ending balance at December 31, 2009	$51,710

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

5. COMMITMENTS AND CONTINGENCIES

Government Investigations

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

In accordance with the DPA, the USAO has filed, with the Court, a statement of facts relating to this matter. As a part of the DPA, we have retained an independent monitor (the “Monitor”) for a period of 18 months from his retention in August 2009.  The Monitor was selected by the USAO after consultation with us and is retained at our expense.  In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws.  Among other things, the Monitor is reviewing our compliance with the DPA and all applicable federal and state health care laws, regulations and programs.  The Monitor also is reviewing, evaluating and, as necessary, making written recommendations concerning certain of our policies and procedures.  The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law.  Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability.  Pursuant to the terms of the DPA, we have paid the USAO a total of $80,000.

In May 2009, we resolved the previously disclosed investigation by the SEC.  Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws.  In addition, we agreed to pay, in four installments, a civil penalty in the aggregate amount of $10,000 and disgorgement in the amount of one dollar plus post-judgment interest.  As of March 31, 2010, $2,500 was included in the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet.  This fourth and final installment was paid in May 2010.

As previously disclosed, we remain engaged in resolution discussions as to matters under review with the U.S. Department of Justice’s Civil Division (the “Civil Division”) and the U.S. Department of Health and Human Services’ Office of Inspector General (the “OIG”).  Those discussions are ongoing and no final resolution has been reached.  In October 2008, the Civil Division informed us that as part of the pending civil inquiry, the Civil Division is investigating a number of qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  The seal in those cases has been partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints.  In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided a copy of these complaints, in response to our request, which otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).  In connection with the ongoing resolution discussions with the Civil Division, we are addressing the allegations by the qui tam relators. We also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  It is possible that additional qui tam actions have been filed against us and are under seal.  Thus, it is possible that we are subject to liability exposure under the False Claims Act, or similar state statutes, based on qui tam actions other than those discussed in this Form 10-Q or our 2009 Form 10-K. Management has accrued a liability of approximately $60,000, discounted and recorded at its fair value of approximately $56,408, for the resolution of these matters. We anticipate any settlement amounts would be payable in installments over a period of four to five years.  This amount has been included in the current and long-term portions of amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of March 31, 2010. The actual outcome of these matters may differ materially from our judgment.

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

Class Action and Derivative Lawsuits

   Putative class action complaints were filed in October 2007 and in November 2007.  These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.  Messrs. Farha and Behrens were also officers of various subsidiaries of ours.  The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Hutton complaint alleges that various public statements supposedly issued by the defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations.  The complaint asserts claims under the Exchange Act.  Both complaints seek, among other things, certification as a class action and damages.  The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel.  In an Order issued in March 2008, the Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs.  In October 2008, an amended consolidated complaint was filed in this class action asserting claims against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.  In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim.  The court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009.  In April 2010, the Lead Plaintiffs filed their motion for class certification. Discovery is ongoing.

   Separately, in October 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further challenge our right, prior to advancing such expenses, to first submit their expense invoices to our directors’ and officers’ insurance carrier for their preliminary review and evaluation of the adequacy of the description of services in the invoices and of the reasonableness of those expenses. We intend to defend ourselves vigorously against these claims.  At this time, neither we nor any of our subsidiaries can predict the probable outcome of these claims. Accordingly, no amounts have been accrued in our condensed consolidated financial statements in respect to these matters.

   As previously disclosed, in connection with our government investigations, five putative stockholder derivative actions were filed between October and November 2007.  Four of these actions were asserted against directors Kevin Hickey, Alif Hourani, Christian Michalik and Neal Moszkowski, our current directors who were directors prior to 2007, and against former directors Regina Herzlinger and Ruben King-Shaw, and former director and officer Todd Farha.  These actions also name us as a nominal defendant.  Two of these actions were filed in the United States District Court for the Middle District of Florida (the “Federal Court”) and two actions were filed in the Circuit Court for Hillsborough County, Florida (the “State Court”).  The fifth action, filed in the Federal Court, asserts claims against directors Robert Graham, Kevin Hickey, Alif Hourani, Christian Michalik and Neal Moszkowski, our current directors who were directors at the time the action was filed, and against former directors Regina Herzlinger and Ruben King-Shaw, former director and officer Todd Farha, and former officers Paul Behrens and Thaddeus Bereday.  A sixth derivative action was filed in January 2008 in the Federal Court and asserted claims against all of these defendants except Robert Graham.  All six of these actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment.  In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the derivative cases and to take such action with respect to these claims as the Special Litigation Committee determines to be in our best interests.  In November 2009, the Special Litigation Committee filed a report with the United States District Court for the Middle District of Florida determining, among other things, that we should pursue an action against three of our former officers.  In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants and to realign us as a plaintiff for purposes of pursuing claims against former officers Messrs. Farha, Behrens and Bereday. In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court.  Under the terms of Stipulation I, the plaintiffs in the federal action have agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety.  The plaintiffs in the consolidated federal putative shareholder derivative actions also have agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday.  In turn, we have agreed to pay or cause to be paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688.  This amount has been included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of March 31, 2010.  In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our shareholders.  The Federal Court also scheduled a hearing for final approval in July 2010.  At such hearing, the Federal Court will hear any objections raised, including objections raised by Messrs. Farha, Behrens and Bereday.  In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court.  Under the terms of Stipulation II, the plaintiffs in the state action have agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety.  In turn, we have agreed to pay or cause to be paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $563.  This amount has also been included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of March 31, 2010.  While filed with the State Court, Stipulation II still must be approved by the State Court.  At this time, therefore, we cannot predict the probable outcome of these matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

   This Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (“2010 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions, identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), and to Part II, Item 1A - Risk Factors, in this 2010 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations or prospects could be materially adversely affected.  Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

   Executive Summary

   We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.2 million members nation-wide. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers, while managing our ongoing operations.  Our strategic priorities for 2010 include improving health care quality and access for our members, ensuring a competitive cost position and committing to prudent and profitable growth.  We continue to work closely with providers and government clients to further enhance health care delivery; improving the quality of, and enhancing access to, government health care services for our members.  Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses.  We are also focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

   General Economic and Political Environment

   The current economic and political environment is affecting our business in a number of ways, as more fully described throughout this 2010 Form 10-Q.

   Premium Rates and Payments

   The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends.  In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue.  In addition, although premiums are contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states.  Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future.  In addition to these Medicaid challenges, the Centers for Medicare & Medicaid Services (“CMS”) implemented 2010 Medicare Advantage (“MA”) payment rates that are at or slightly below 2009 rates.

   Health Care Reform

   In late March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”).  We believe these laws will bring about significant changes to the American health care system.  While these measures are intended to expand the number of U.S. citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers.

   Having passed new health legislation, the federal government now faces the task of implementing the 2010 Acts throughout the system. We are reviewing the newly-enacted legislation and its potential effects on MA payments.  We believe that any revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member premiums.

   The health reforms in the 2010 Acts present several challenges as well as opportunities for our Medicaid business. We anticipate that the reforms could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations.  As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the 2010 Acts will have a positive or negative impact on our Medicaid business.

   Business and Financial Outlook

   Business Trends

   Our revenues and medical benefits expenses for fiscal year 2010 will be lower than in prior periods due to our exit on December 31, 2009 from our MA private fee-for-service (“PFFS”) product and our exit from Medicaid programs in certain Florida counties during 2009. Premium revenue in our PFFS product represented approximately 40.9% of our MA reportable operating segment revenue and 16.5% of our consolidated premium revenue for the 2009 fiscal year.  We anticipate that the withdrawal from the PFFS product may provide approximately $40.0 million to $60.0 million of excess capital in the insurance companies that underwrite this line of business, which we may be able to distribute to our unregulated subsidiaries through dividends.  However, we currently believe we will not have the benefit of these dividends prior to 2011, if at all. Any dividend of surplus capital of our applicable insurance subsidiaries, including the timing and amount of any dividend, would be subject to a variety of factors, which could materially change the aforementioned timing and amount. Those factors include the ultimate financial performance of the PFFS product as well as the financial performance of other lines of business that operate in those insurance subsidiaries, approval from regulatory agencies and potential changes in regulatory capital requirements. For example, our current estimate of $40.0 million to $60.0 million has declined from previous estimates, because the financial performance of these insurance subsidiaries worsened during 2009.

   During 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrollment into, all lines of our Medicare business from March until the sanction was released in November.  As a result of the sanction, we were not eligible to receive auto-assignments of low-income subsidy (“LIS”), dual-eligible beneficiaries into our prescription drug plans (“PDP”), for January 2010 enrollment.  We received auto-assignments of such members in subsequent months, although such assignments were at levels well below the level we typically experience in the month of January.

           As of March 31, 2010, we serve members in our PDP programs in 49 states and the District of Columbia, as we exited the PDP program in Wisconsin at the end of 2009.  Our auto-assigned PDP membership in Wisconsin was re-assigned to other plans.  For 2010, we are below the CMS benchmarks in 19 regions, including the following eight new regions: Arizona, Central New England (Connecticut, Massachusetts, Rhode Island and Vermont), Louisiana, Mississippi, Missouri, New York, Oklahoma and Virginia.

   Financial Impact of Government Investigations and Litigation

As previously disclosed, pursuant to our consent to the entry of a final judgment against us in the United States District Court for the Middle District of Florida to resolve the previously disclosed informal investigation conducted by the United States Securities and Exchange Commission (the “SEC”), we agreed to pay in four installments, a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest, of which the fourth installment was paid in May 2010. As previously disclosed, we remain engaged in resolution discussions as to matters under review with U.S. Department of Justice’s Civil Division (the “Civil Division”) and the U.S. Department of Health and Human Services’ Office of Inspector General (the “OIG”). Those discussions are ongoing and no final resolution has been reached.  Management has accrued a liability of approximately $60.0 million, discounted and recorded at its fair value of approximately $56.4 million, for the resolution of these matters. We anticipate any settlement amounts would be payable in installments over a period of four to five years.  The actual outcome of these matters may differ materially from the Company’s judgment.

    Investigation Related Costs

   We have expended significant financial resources in connection with the investigations and related matters.  Since the inception of these investigations through March 31, 2010, we have incurred a total of approximately $169.7 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses.  Approximately $21.1 million, $103.0 million, $44.3 million and $1.3 million of these investigation related costs were incurred in 2007, 2008, 2009 and the first three months of 2010, respectively. We expect to continue incurring additional costs in connection with the governmental and Company investigations and compliance with the DPA and related matters during its term.  Although investigation related costs have gradually declined overall, we can provide no assurance that such costs will not be significant or increase in the future.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Previously, we reported two operating segments: Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.

We use three measures to assess the performance of our reportable business segments; premium revenue, medical benefits ratio (“MBR”) and gross margin.  Our MBR represents the ratio of our medical benefits expense to the premiums we receive.  Our gross margin is defined as our premium revenue less our medical benefits expense.

Our profitability depends in large part on our ability to, among other things, effectively price our health and prescription drug plans; manage medical benefits expense, including reserve estimates and pharmacy costs; contract with health care providers; and attract and retain members.  In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability.  The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our profitability and may have a material impact on our business, financial condition and results of operations.

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

   In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their PCPs in order to receive health care from specialists, such as orthopedic surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

   Medicare Advantage

   Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical and prescription drug benefits. Our MA segment includes MA plans, which following the exit of our PFFS product on December 31, 2009, is comprised of coordinated care plans (“CCPs”).  MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

   Through our MA plans, we also cover a wide spectrum of medical services. We provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

   Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. In most of our markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are dually eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

   PDP

   We offer stand-alone Medicare Part D coverage to Medicare eligible beneficiaries in our PDP segment. The Medicare Part D prescription drug benefit is supported by risk-sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

   Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage, select a separate Part D plan, or forego Part D coverage.

Gross Margin

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to claims incurred but not reported (“IBNR”). Estimation of medical benefits payable is our most significant critical accounting estimate. See “Critical Accounting Estimates” below. We use gross margin and MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk-sharing, would likely lower our exposure to variability in medical costs and for other reasons.

Critical Accounting Estimates

   In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting policies relating to revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We have not changed these policies from those previously disclosed in our 2009 Form 10-K. Our critical accounting estimates relating to medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2010, is discussed below. Additionally, we continually assess our estimates related to goodwill and intangible assets, which is discussed in further detail below. There were no other significant changes to the critical accounting estimates as disclosed in our 2009 Form 10-K.

   Estimating Medical Benefits Payable and Medical Benefits Expense

   The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits.  Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits payable on our Condensed Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement of $73.1 million and $53.0 million, and estimates for IBNR claims of $633.7 million and $749.5 million, as of March 31, 2010 and December 31, 2009, respectively.

   The medical benefits payable estimate has been and continues to be our most significant estimate included in our financial statements. We historically have used and continue to use a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

   In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the fixed fee per-member per-month (“PMPM”) costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

   Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and growth of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of March 31, 2010 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates.  If the completion factors we used in estimating our IBNR for the most recent three months at March 31, 2010 were decreased by 1%, our net income would decrease by approximately $18.2 million.  If the completion factors were increased by 1%, our net income would increase by approximately $17.7 million.

   We consistently recognize the actuarial best estimate of the ultimate medical benefits payable within a level of confidence, as required by actuarial standards of practice, which require that the medical benefits payable be adequate under moderately adverse conditions. As we establish the liability for each period, we ensure that our assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the immediately preceding period incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current period incurred claims, we do not consider that offset amount as having any impact on net income during the period.

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

   Medical benefits expense was impacted by approximately $4.6 million and $30.0 million of net favorable development related to prior years during the three months ended March 31, 2010 and 2009, respectively. The prior period developments in the 2009 period were primarily attributable to favorable variances between actual experience and key assumptions relating to, among other items, trend factors and completion factors for claims incurred in prior years, and for the 2010 period, prior period developments were primarily related to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. For all of our other business, the release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

   Goodwill and Intangible Assets

   We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We evaluate the impairment of goodwill and intangible assets using both the income and market approach.  In doing so, we must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value.  We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of state and federal contract negotiations and our initial budgeting process.  We have assessed the book value of goodwill and other intangible assets and reviewed for any triggering events that may have occurred during the period and we determined that there were no indications of impairment as of March 31, 2010.

   In addition, we have evaluated the intangible assets in connection with our PFFS exit on December 31, 2009, which primarily consisted of state licenses for the insurance companies. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets have not been impaired as of March 31, 2010.

Results of Operations

For the Three-Month Period Ended March 31, 2010 Compared to the Three-Month Period Ended March 31, 2009

   Summary of Financial Information:

   The following table sets forth condensed consolidated statements of income data, as well as other key data used in our results of operations discussion.  These historical results are not necessarily indicative of results to be expected for any future period.

	Three months ended March 31,
Consolidated Income Statement Data:	2010	2009	$ Variance	% Variance
Revenues:
Premium	$1,353.5	$1,791.9	$(438.4)	(24.5)%
Investment and other income	2.5	3.3	(0.8)	(24.2)%
Total revenues	1,356.0	1,795.2	(439.2)	(24.5)%
Expenses:
Medical benefits	1,166.0	1,553.0	(387.0)	(24.9)%
Selling, general and administrative	173.3	271.7	(98.4)	(36.2)%
Depreciation and amortization	5.8	5.7	0.1	1.8%
Interest	0.0	2.1	(2.1)	n/m
Total expenses	1,345.1	1,832.5	(487.4)	(26.6)%
Income (loss) before income taxes	10.9	(37.3)	48.2	n/m
Income tax expense (benefit)	4.5	(0.4)	4.9	n/m
Net income (loss)	$6.4	$(36.9)	$43.3	n/m

Net income (loss) per common share:
Basic	$0.15	$(0.89)
Diluted	$0.15	$(0.89)

Membership	2,186,000	2,456,000

Consolidated MBR	86.1%	86.7%
____________
n/m                  Indicates percentage change between these years is considered either not measurable or not meaningful.

Summary of Consolidated Financial Results:

Premium Revenue

Premium revenues for the three months ended March 31, 2010 decreased $438.4 million, or 24.5%, to $1,353.5 million from $1,791.9 million for the same period in the prior year. Total membership decreased by approximately 270,000 members from 2,456,000 as of March 31, 2009 to 2,186,000 as of March 31, 2010. The decrease is primarily attributable to the decline in membership in our PDP segment and the exit from our PFFS product, as discussed in the respective sections below.

Investment and Other Income

Investment and other income for the three months ended March 31, 2010 decreased $0.8 million, or 24.2%, to $2.5 million from $3.3 million for the same period in the prior year.  The decrease was primarily due to reduced market rates on lower average investment and cash balances.

Medical Benefits Expense

Medical benefits expense for the three months ended March 31, 2010 decreased $387.0 million, or 24.9%, to $1,166.0 million from $1,553.0 million for the same period in the prior year.  Our MBR was 86.1% for the three months ended March 31, 2010 compared to 86.7% for the same period in the prior year.  The decrease in MBR was primarily due to the exit from our PFFS product, which had a higher MBR than our other products, and better performance of the PDP product in 2010. MBR was favorably impacted by 0.3% during the three months ended March 31, 2010 and 1.7% for the same period in the prior year due to the adjustment of previously established medical benefits payable based on actual claim submissions and other estimate changes as well as the reduction of the provision for moderately adverse conditions related to the exit from the PFFS product on December 31, 2009.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2010 decreased $98.4 million, or 36.2%, to $173.3 million from $271.7 million for the same period in the prior year.  Our SG&A expense to revenue ratio (“SG&A ratio”) was 12.8% for the three months ended March 31, 2010 compared to 15.1% for the same period in the prior year.  The lower SG&A ratio is primarily the result of recording a $44.8 million accrual during the three month period ended March 31, 2009 in connection with the resolution of investigation-related matters that did not recur in 2010 as well as decreased legal, professional and retention expenses during the three months ended March 31, 2010, consequential to the governmental and Company investigations.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2010 was $4.5 million compared to $0.4 million of income tax benefit for the same period in the prior year, with an effective tax rate of 41.0% and 0.9% at March 31, 2010 and 2009, respectively.  The higher effective tax rate for the three months ended March 31, 2010 compared to the statutory rate is primarily attributable to certain non-deductible executive compensation costs. The lower effective tax rate for the three months ended March 31, 2009 was attributable to non-deductible SG&A expenses associated with, or consequential to, the governmental and Company investigations in the amount of $44.8 million that resulted in a pre-tax book loss. These expenses did not recur during the three months ended March 31, 2010.

Net Income (Loss)

Net income for the three months ended March 31, 2010 was $6.4 million, compared to a $36.9 million net loss for the same period in the prior year.  The increase in net income is primarily due to reduced SG&A costs as well as a period-over-period decline in overall MBR, partially offset by the loss of gross margin from the withdrawal of our PFFS product as well as decreased premium revenue from our MA CCPs and PDPs.

Reconciling Segment Results:

The following table reconciles our reportable segment results with our income (loss) before income taxes, as reported under accounting principles generally accepted in the United States of America (“GAAP”).

	Three months ended March 31,
Reconciling Segment Results Data:	2010	2009
Gross Margin:
Medicaid	$107.3	$119.4
Medicare Advantage	74.9	121.4
PDP	5.3	(1.9)
Total gross margin	187.5	238.9
Investment and other income	2.5	3.3
Other expenses	(179.1)	(279.5)
Income (loss) before income taxes	$10.9	$(37.3)

Medicaid Segment Results:

	Three months ended March 31,
Medicaid Segment Results Data:	2010	2009
Premium revenue	$809.1	$809.2
Medical benefits expense	701.8	689.8
Gross margin	$107.3	$119.4

Medicaid Membership:
TANF	1,076,000	1,080,000
S-CHIP	166,000	164,000
SSI and ABD	78,000	92,000
FHP	12,000	19,000
	1,332,000	1,355,000

Medicaid MBR	86.7%	85.2%

Medicaid premium revenue for the three months ended March 31, 2010 was relatively flat compared to same period in the prior year. Membership decreased by approximately 23,000 members to 1,332,000 as of March 31, 2010, from 1,355,000 as of March 31, 2009. The decline in premium revenue from lower membership was attributed primarily to the decline in membership in Florida, partially offset by membership growth in Georgia and the inclusion of three full months of Hawaii ABD operations in 2010 compared to only two months in the prior year, as the program commenced in February 2009. Medicaid medical benefits expense increased $12.0 million for the three months ended March 31, 2010 due to the impact of prior period reserve development in 2009, partially offset by an improvement in MBR. Medicaid MBR was impacted by 3.2% for favorable prior-period reserve development during the three months ended March 31, 2009.

Medicare Advantage Segment Results:

	Three months ended March 31,
Medicare Advantage Segment Results Data:	2010	2009
Premium revenue	$351.1	$733.1
Medical benefits expense	276.2	611.7
Gross margin	$74.9	$121.4

Medicare Advantage Membership	118,000	270,000

Medicare Advantage MBR	78.7%	83.4%

Our MA segment includes results from the PFFS product that we exited on December 31, 2009. MA premium revenue decreased by $382.0 million for the three months ended March 31, 2010 when compared to the same period in the prior year, with the decrease being primarily attributable to the PFFS withdrawal and reduced membership due to our being unable to enroll new members during the 2009 CMS marketing sanction. Correspondingly, MA gross margin decreased by $46.5 million for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease in the MA MBR was primarily related to the withdrawal of PFFS plans, which operated at an MBR above the segment average and, to a lesser extent, prior period favorable reserve development related to the PFFS product. The MA segment membership decreased by approximately 152,000 members to 118,000 members as of March 31, 2010 from 270,000 members as of March 31, 2009. The decline in MA segment membership was caused by the PFFS withdrawal and the 2009 CMS marketing sanction.

PDP Segment Results:

	Three months ended March 31,
PDP Segment Results Data:	2010	2009
Premium revenue	$193.3	$249.6
Medical benefits expense	188.0	251.5
Gross margin	$5.3	$(1.9)

PDP Membership	736,000	831,000

PDP MBR	97.2%	100.7%

    PDP premium revenue for the three months ended March 31, 2010 decreased $56.3 million to $193.3 million from $249.6 million for the same period in the prior year due primarily to a decrease in membership. Membership within the PDP segment as of March 31, 2010 decreased by approximately 95,000 members compared to March 31, 2009. As a result of the CMS sanction, we were not eligible to receive auto-assignments of LIS dual-eligible beneficiaries into our PDP program for January 2010 enrollment, which impacted our membership. We received auto-assignments of such members in subsequent months, but the assignments were at levels well below what we would typically experience in the month of January. In addition, we exited the PDP program in Wisconsin at the end of 2009. PDP MBR for the three months ended March 31, 2010 was 97.2% compared to 100.7% for the same period in the prior year. PDP medical benefits expense for the three months ended March 31, 2010 decreased $63.5 million to $188.0 million, from $251.5 million for the same period in the prior year.  PDP gross margin for the three months ended March 31, 2010 increased $7.2 million to $5.3 million from $(1.9) million for the same period in the prior year. The decrease in PDP MBR was the result of better overall performance on the Part D product.

Liquidity and Capital Resources

   Overview

   Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see  “Risk Factors” in Part 1 – Item 1A included in our 2009 Form 10-K.

   Cash Positions

   As of March 31, 2010, our consolidated cash and cash equivalents were approximately $1,027.3 million, our consolidated investments were approximately $102.4 million, our unregulated cash was approximately $118.3 million and our unregulated investments were approximately $2.7 million. As of December 31, 2009, our consolidated cash and cash equivalents were approximately $1,158.1 million, our consolidated investments were approximately $114.4 million, our unregulated cash was approximately $117.6 million and our unregulated investments were approximately $2.8 million.

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

Our ability to obtain financing has been and continues to be materially and negatively affected by a number of factors. Although credit markets are currently experiencing some improvement as compared to 2009, market volatility and general adverse economic conditions have caused the cost of prospective debt financings to increase considerably. These circumstances have made terms for certain financing arrangements unattractive, and in some cases have resulted in the unavailability of financing. We also believe the uncertainty created by the ongoing state and federal investigations is adversely affecting our ability to obtain financing. In light of the current and evolving credit markets and the uncertainty created by the ongoing investigations, we may not be able to obtain financing. Even if we are able to obtain financing under these circumstances, the cost to us likely will be high and the terms and conditions likely will be onerous.

    Auction Rate Securities

   As of March 31, 2010, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”).  These auction rate securities are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an investment grade credit rating.  Although auctions have failed in the past, we believe we will be able to liquidate these securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. In March 2010, one of our auction rate securities in the amount of $6.3 million was called at par, at the option of the issuer.  We currently have the ability and intent to hold our auction rate securities until maturity or full market stability is restored with respect to these securities.

   Overview of Cash Flow Activities

    For the three-month periods ended March 31, 2010 and 2009 our cash flows are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net cash used in operations	$(170.5)	$(105.8)
Net cash provided by investing activities	8.0	17.5
Net cash provided by financing activities	31.7	41.0

   Cash used in Operations:  Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims.  Our net income during the three months ended March 31, 2010 was $6.4 million.  Cash used in operations primarily consisted of a decrease in medical benefits payable of $95.7 million and decrease in unearned premiums of $90.4 million, partially offset by a decrease in premiums and other receivables of $23.8 million.

   Cash provided by Investing Activities:  During the three-month period ended March 31, 2010, investing activities consisted primarily of the net proceeds from the sale and maturity of investments totaling approximately $12.3 million, partially offset by the purchases of property and equipment totaling approximately $4.2 million.

   Cash provided by Financing Activities:  Included in financing activities are funds held for the benefit of members, which increased approximately $34.0 million as of March 31, 2010.  These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2010, we had cash and cash equivalents of $1,027.3 million, investments classified as current assets of $56.8 million, long-term investments of $45.6 million and restricted investments on deposit for licensure of $130.5 million.  The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale.  Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations.  These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements.  The restricted investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase.  Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Assuming a hypothetical and immediate 1.0% increase in market interest rates at March 31, 2010 the fair value of our fixed income short-term investments would decrease by less than $0.1 million.  Similarly, a 1.0% decrease in market interest rates at March 31, 2010 would result in an increase of the fair value of our short-term investments of less than $0.6 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”).  Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

   Information relating to legal proceedings, including a description of the status of ongoing investigations, actions and lawsuits arising from, or consequential to, these investigations is discussed in our 2009 Form 10-K.  Set forth below are the material developments that occurred since the filing date of our 2009 Form 10-K.

    As previously disclosed, we remain engaged in resolution discussions as to matters under review with the U.S. Department of Justice’s Civil Division (the “Civil Division”) and the U.S. Department of Health and Human Services’ Office of Inspector General (the “OIG”).  In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided a copy of the qui tam complaints, in response to our request, which otherwise remain under seal as required by 31 U.S.C. section 3730(b)(3).

    In April 2010, the Lead Plaintiffs filed their motion for class certification in the previously reported putative class action litigation entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, which were filed in the United States District Court for the Middle District of Florida against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer.

  In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the United States District Court for the Middle District of Florida (the “Federal Court”), relating to the consolidated putative stockholder derivative actions pending in Federal court.  Under the terms of Stipulation I, the plaintiffs in the federal actions have agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety.  The plaintiffs in the consolidated federal putative shareholder derivative actions also have agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday.  In turn, we have agreed to pay or cause to be paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of approximately $1.7 million.  In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our shareholders.  The Federal Court also scheduled a hearing for final approval in July 2010.  At such hearing, the Federal Court will hear any objections raised, including objections raised by Messrs. Farha, Behrens and Bereday.  In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the Circuit Court for Hillsborough County, Florida (the “State Court”).  Under the terms of Stipulation II, the plaintiffs in the state action have agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety.  In turn, we have agreed to pay or cause to be paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of approximately $0.6 million.  While filed with the State Court, Stipulation II still must be approved by the State Court.  At this time, therefore, we cannot predict the probable outcome of these matters.

Item 1A. Risk Factors.

            Set forth below is a material update to the risk factors disclosed in “Part I – Item 1A – Risk Factors” of our 2009 Form 10-K.

Recently enacted health legislation is expected to bring about significant reform to the American health care system; and present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

In late March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”).  We believe these laws will bring about significant changes to the American health care system.  These laws are intended to expand the number of U.S. citizens covered by health insurance over time by increasing the eligibility thresholds for most state Medicaid programs and make other coverage, delivery, and payment changes to the current health care system. Health care reform is expected to trigger transformation and disruption across the industry.  Although most major provisions become effective in 2014, some, such as changes to Medicare Advantage election periods, are effective sooner.

The costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers.  Furthermore, the 2010 Acts contain other provisions that may adversely affect our profitability, including a phased reduction of Medicare Advantage rates, Medicare Advantage payments tied to quality scores, minimum loss ratios for Medicare Advantage effective in 2014 and imposition of an annual fee on the health insurance sector that will be allocated across the industry according to each company’s respective market share compared to the overall industry, effective in 2014. Any of the aforementioned revisions to the existing system may adversely impact our results of operations and cash flows. Additionally, our efforts to implement these revisions may detract us from carrying out our strategic priorities and may burden our operational capacity and available capital, and could have an adverse effect on our business.

Currently, we anticipate that the 2010 Acts could significantly increase the number of citizens who are eligible to enroll in our Medicaid products.  Accordingly, we will need to evaluate our capability to absorb the potential increase in demand from the newly-insured.  Regardless, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations.  Additionally, many of the provisions of the 2010 Acts will be implemented through regulations that have yet to be adopted.  As a result, the effects of any potential future expansions could result in lower payment rates, making it difficult to determine whether the 2010 Acts will have a positive or negative impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   Recent Sales of Unregistered Securities

   We did not sell any securities in the three months ended March 31, 2010 that were not registered under the Securities Act of 1933, as amended.

   Issuer Purchases of Equity Securities

   We do not have a stock repurchase program.  However, during the quarter ended March 31, 2010, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	10,858	$35.45	(2)	N/A	N/A
February 1, 2010 through February 28, 2010	451	$29.63	(3)	N/A	N/A
March 1, 2010 through March 31, 2010	8,323	$29.89	(4)	N/A	N/A
Total during quarter ended March 31, 2010	19,632	$30.25	(5)	N/A	N/A
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

(2)	The weighted average price paid per share during the period was $33.94.
(3)	The weighted average price paid per share during the period was $28.79.
(4)	The weighted average price paid per share during the period was $30.08.
(5)	The weighted average price paid per share during the period was $31.99.

Item 6. Exhibits.

   Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 28 hereof.

SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 6, 2010.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Second Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	May 5, 2010	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1
Minor Modification No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)†

10.2	Minor Modification No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)†
10.3	Employment Agreement, dated as of October 28, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Scott Law*†
10.4	Annual Cash Bonus Plan*†
10.5	Long Term Incentive Cash Bonus Plan*†
10.6	Form of Performance Stock Unit Agreement*	8-K	April 5, 2010	10.3
10.7	Form of Restricted Stock Unit Agreement*	8-K	April 5, 2010	10.4
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†
	* Denotes a management contract or compensatory plan, contract or arrangement
	† Filed herewith