Form 10-Q
period 2010-06-30
WELLCARE HEALTH PLANS, INC.
filed 2010-08-09
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes    ☐       No    ☒
As of August 4, 2010 there were 42,497,604 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 980,264	$ 1,158,131
Investments	45,018	62,722
Premium and other receivables, net	316,359	285,808
Funds receivable for the benefit of members	29,298	77,851
Prepaid expenses and other current assets, net	106,226	104,079
Deferred income tax asset	33,857	28,874
Total current assets	1,511,022	1,717,465
Property, equipment and capitalized software, net	65,299	61,785
Goodwill	111,131	111,131
Other intangible assets, net	12,194	12,961
Long-term investments	42,477	51,710
Restricted investments	131,654	130,550
Deferred income tax asset	81,544	18,745
Other assets	10,480	14,100
Total Assets	$ 1,965,801	$ 2,118,447

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$ 660,149	$ 802,515
Unearned premiums	114	90,496
Accounts payable	8,063	5,270
Other accrued expenses and liabilities	152,304	220,562
Current portion of amounts accrued related to investigation resolution	83,672	18,192
Other payables to government partners	35,952	38,147
Income taxes payable	8,204	4,888
Total current liabilities	948,458	1,180,070
Amounts accrued related to investigation resolution	244,284	40,205
Other liabilities	17,175	17,272
Total liabilities	1,209,917	1,237,547
Commitments and contingencies (See Note 6)		
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)		
Common stock, $0.01 par value (100,000,000 authorized, 42,427,502 and 42,361,207 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	424	424
Paid-in capital	421,490	425,083
Retained earnings	336,059	458,512
Accumulated other comprehensive loss	(2,089)	(3,119)
Total stockholders’ equity	755,884	880,900
Total Liabilities and Stockholders’ Equity	$ 1,965,801	$ 2,118,447

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Premium	$1,337,937	$1,787,851	$2,691,395	$3,579,778
Investment and other income	2,712	3,427	5,207	6,761
Total revenues	1,340,649	1,791,278	2,696,602	3,586,539
Expenses:
Medical benefits	1,122,791	1,504,019	2,288,763	3,057,017
Selling, general and administrative	404,770	215,082	578,107	486,823
Depreciation and amortization	5,891	5,957	11,647	11,696
Interest	33	1,017	43	3,083
Total expenses	1,533,485	1,726,075	2,878,560	3,558,619
(Loss) income before income taxes	(192,836)	65,203	(181,958)	27,920
Income tax (benefit) expense	(63,965)	28,198	(59,505)	27,848
Net (loss) income	$(128,871)	$37,005	$(122,453)	$72

Net (loss) income per common share (see Note 1):
Basic	$(3.05)	$0.89	$(2.90)	$0.00
Diluted	$(3.05)	$0.88	$(2.90)	$0.00

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in) operating activities:
Net (loss) income	$(122,453)	$72
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,647	11,696
Equity-based compensation expense	2,479	19,242
Deferred taxes, net	(67,782)	(12,025)
Changes in operating accounts:
Premium and other receivables, net	(30,551)	(162,498)
Other receivables from government partners, net	-	(58,156)
Prepaid expenses and other, net	(2,147)	14,204
Medical benefits payable	(142,366)	92,181
Unearned premiums	(90,382)	(61,866)
Accounts payable and other accrued expenses	(43,703)	(78,175)
Other payables to government partners	(2,195)	16,859
Amounts accrued related to investigation resolution	246,621	32,293
Income taxes, net	(455)	36,875
Other, net	(3,327)	(698)
Net cash used in operating activities	(244,614)	(149,996)
Cash provided by (used in) investing activities:
Purchases of investments	(2,049)	(19,066)
Proceeds from sales and maturities of investments	30,603	19,183
Purchases of restricted investments	(6,777)	(26,813)
Proceeds from maturities of restricted investments	5,729	47,743
Additions to property, equipment and capitalized software, net	(6,872)	(8,198)
Net cash provided by investing activities	20,634	12,849
Cash provided by (used in) financing activities:
Proceeds from option exercises and other	989	228
Purchase of treasury stock	(3,291)	-
Payments on debt	-	(152,400)
Payments on capital leases	(138)	-
Funds received for the benefit of members	48,553	48,082
Net cash provided by (used in) financing activities	46,113	(104,090)
Cash and cash equivalents:
Decrease during the period	(177,867)	(241,237)
Balance at beginning of year	1,158,131	1,181,922
Balance at end of period	$980,264	$940,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$10,725	$2,829
Cash paid for interest	$-	$2,642
Property, equipment and capitalized software acquired through
capital leases	$8,411	$559

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

           WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, and the aged, blind and disabled, serving approximately 2,184,000 members as of June 30, 2010. Our Medicaid plans include plans for beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIPs”) and Family Health Plus (“FHP”). TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP generally provide assistance for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. Through our licensed subsidiaries, as of June 30, 2010, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio. Our Medicare plans include stand-alone prescription drug plans (“PDPs”) in our PDP segment and Medicare Advantage (“MA”) plans in our MA segment, which, following our exit of the Medicare private fee-for-service (“PFFS”) program on December 31, 2009, is comprised of Medicare coordinated care plans (“CCPs”). As of June 30, 2010, we offered our CCPs in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDPs in 49 states and the District of Columbia.

Basis of Presentation

           The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K (“2009 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) in February 2010. In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period. Certain items in our financial statements have been reclassified from their prior year classifications to conform to our current year presentation. In addition, we have evaluated all material events subsequent to the date of our financial statements.

Net (Loss) Income per Share

            We compute basic net (loss) income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units and performance stock units using the treasury stock method. The following table presents the calculation of net (loss) income per common share — basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net (loss) income	$(128,871)	$37,005	$(122,453)	$72
Denominator:
Weighted-average common shares outstanding — basic	42,308,856	41,794,997	42,252,018	41,731,915
Dilutive effect of:
Unvested restricted stock, restricted stock units and
performance stock units	-	180,568	-	133,884
Stock options	-	55,862	-	59,502
Weighted-average common shares outstanding — diluted	42,308,856	42,031,427	42,252,018	41,925,301

Net (loss) income per common share:
Basic	$(3.05)	$0.89	$(2.90)	$0.00
Diluted	$(3.05)	$0.88	$(2.90)	$0.00

    Certain options to purchase common stock were not included in the calculation of diluted net (loss) income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. Due to the net loss for the three and six months ended June 30, 2010, the assumed exercise of 2,842,008 equity awards had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share. For the three and six months ended June 30, 2009, approximately 1,034,187 and 1,302,927 restricted equity awards were excluded from diluted weighted-average common shares outstanding, respectively. For both the three and six months ended June 30, 2009, approximately 3,527,628 options with exercise prices ranging from $13.13 to $105.37 were also excluded from diluted weighted-average common shares outstanding.

Revenue Recognition

    Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our Medicare Advantage and PDP contracts with the Centers for Medicare & Medicaid Services (“CMS”) generally have terms of one year. We generally receive premiums in advance of providing services, and recognize premium revenue during the period in which we are obligated to provide services to our members. We estimate, on an ongoing basis, the amount of member and state billings that may not be fully collectible. CMS and certain states employ a risk-adjustment model to the premiums we receive whereby the ultimate premium earned is based on the beneficiaries’ health status or the attainment of a specified medical benefits ratio (“MBR”) for the population during the contract term. Our MBR represents the ratio of our medical benefits expense to the premiums we receive. We estimate the amount of premium that would be returned, if any, based on historical trends, anticipated and actual MBRs and other factors. An allowance is established for the estimated amount of premiums that may not be collectible and a liability established for premiums expected to be returned. The allowance has not been significant to premium revenue. The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. Premiums collected in advance of the period in which we are obligated to provide services to our members are deferred and reported as unearned premiums in the accompanying Condensed Consolidated Balance Sheets and amounts that have not been received by the end of the period remain on the balance sheet classified as premium receivables.

    Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $4,691 and $64,311 at June 30, 2010 and December 31, 2009, respectively, and are included in Premium and other receivables on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $55,348 and $105,143 at June 30, 2010 and December 31, 2009, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member, but may have additional amounts due to us based on items such as age, working status or medical history.

Premium Taxes Remitted to Governmental Authorities

    Certain state agencies assess a tax on premiums remitted to us which are recorded as expense when incurred. In September 2009, the state of Georgia stopped assessing taxes on premiums remitted to us, which resulted in a corresponding reduction to Premium revenues and Selling, general and administrative expenses. However, effective July 1, 2010, the state of Georgia began assessing premium taxes again. During the three and six months ended June 30, 2010, we were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio. Premium taxes for the three and six months ended June 30, 2010 were $9,384 and $19,128, respectively. For the three and six months ended June 30, 2009, premium taxes were $28,780 and $53,322, respectively.

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

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD and state-based programs that are not part of the Medicaid program, such as CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits.

Our MA segment consists of MA plans, which following the exit of our PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to original Medicare fee-for-service, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries in our PDP segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

Balance sheet, Investment and other income, and other expense details by segment have not been disclosed, as they are not reported internally by us. A summary of financial information for our reportable operating segments, as well as a reconciliation to (Loss) income before income taxes is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Premium revenue:
Medicaid	$ 800,698	$ 813,759	$ 1,609,731	$ 1,622,937
Medicare Advantage	329,945	749,813	681,028	1,482,912
PDP	207,294	224,279	400,636	473,929
Total premium revenue	1,337,937	1,787,851	2,691,395	3,579,778

Medical benefits expense:
Medicaid	688,276	691,816	1,390,055	1,381,598
Medicare Advantage	258,841	600,258	535,016	1,211,988
PDP	175,674	211,945	363,692	463,431
Total medical benefits expense	1,122,791	1,504,019	2,288,763	3,057,017

Gross margin:
Medicaid	112,422	121,943	219,676	241,339
Medicare Advantage	71,104	149,555	146,012	270,924
PDP	31,620	12,334	36,944	10,498
Total gross margin	215,146	283,832	402,632	522,761

Investment and other income	2,712	3,427	5,207	6,761
Other expenses	(410,694)	(222,056)	(589,797)	(501,602)
(Loss) income before income taxes	$ (192,836)	$ 65,203	$ (181,958)	$ 27,920

3. EQUITY-BASED COMPENSATION

The compensation expense recorded related to our equity-based compensation awards, which correspondingly also increased Paid-in capital, for the three months ended June 30, 2010 and 2009 was $1,337 and $9,630, respectively, and $2,479 and $19,242 for the six months ended June 30, 2010 and 2009, respectively.

Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our estimated forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures. Our forfeiture rate assumptions vary by equity award type. For stock options issued subsequent to December 31, 2005, we increased our forfeiture rates from 28% to 40% effective June 30, 2010 to reflect actual historical and expected cancellations of unvested options due to a higher than previously estimated level of employee attrition and terminations. The differential in forfeiture rates, when applied retrospectively, resulted in an expense reversal of approximately $4,955 for the three and six months ended June 30, 2010.

Under the 2004 Equity Incentive Plan, we granted shares to a former executive, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The earnings per share target for the first performance period was achieved. However, in accordance with the separation agreement between the former executive and us, issuance of those shares was subject to certain conditions that we have determined have not been, and are unlikely to be, met. Accordingly, the previously recorded compensation cost of $4,683 was reversed during the first quarter and is included in the equity-based compensation for the six months ended June 30, 2010.

A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2010 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2010	1,339,981	29.30	1,919,535	35.26
Granted	212,813	29.67	104,116	28.93
Exercised	-	-	(51,597)	18.70
Vested	(186,994)	33.00	-	-
Forfeited and expired	(124,052)	32.36	(371,794)	45.24
Outstanding at June 30, 2010	1,241,748	28.51	1,600,260	33.06

Exercisable at June 30, 2010			1,127,172	35.33
Vested and expected to vest as of June 30, 2010			1,431,289	33.72

As of June 30, 2010, there was $35,680 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

On March 31, 2010, the Compensation Committee of the Board of Directors awarded 168,235 Performance Stock Unit Awards (the “2010 PSU Awards”) under the 2004 Equity Incentive Plan to certain of our key employees, including executive officers. The 2010 PSU Awards vest three years from the date of grant and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the three-year performance period and the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; accordingly, these awards do not have an accounting grant date. The 2010 PSU Awards ultimately expected to vest will be recognized as expense over the three-year service period based on estimated progress towards the performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs assumes that targets will be met and was $244 for the three and six months ended June 30, 2010. As of June 30, 2010, there was $3,222 of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of 2.8 years.

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

    Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable and amounts accrued related to the investigation resolution discussed in Note 6 to these Condensed Consolidated Financial Statements. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments were comprised of $46,150 and $57,000 of municipal note investments with an auction reset feature (“auction rate securities”), at amortized cost, as of June 30, 2010 and December 31, 2009, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Auctions for these auction rate securities continued to fail during the six months ended June 30, 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance as of June 30, 2010 and December 31, 2009, were as follows:

		Fair Value Measurements at June 30, 2010:
	June 30,	Quoted Prices in Active Markets Identical Assets	Significant Other Observable	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$40,553	$40,553	$-	$-
Auction rate securities	42,477	-	-	42,477
Other municipal variable rate bonds	4,465	4,465	-	-
Total investments	$87,495	$45,018	$-	$42,477
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$4,601	$4,601	$-	$-
Certificates of deposit	1,052	1,052	-	-
U.S. Government securities	22,282	22,282	-	-
Money market funds	103,719	103,719	-	-
Total restricted investments	$131,654	$131,654	$-	$-

Amounts accrued related to investigation resolution(1)	$327,956	$327,956	$-	$-
____________
(1) This amount is included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of June 30, 2010.

		Fair Value Measurements at December 31, 2009:
	December 31,	Quoted Prices in Active Markets Identical Assets	Significant Other Observable	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$58,907	$58,907	$-	$-
Auction rate securities	51,710	-	-	51,710
Other municipal variable rate bonds	3,815	3,815	-	-
Total investments	$114,432	$62,722	$-	$51,710
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$4,651	$4,651	$-	$-
Certificates of deposit	1,051	1,051	-	-
U.S. Government securities	20,975	20,975	-	-
Money market funds	103,873	103,873	-	-
Total restricted investments	$130,550	$130,550	$-	$-

Amounts accrued related to investigation resolution(1)	$58,397	$-	$58,397	$-
____________
(1) This amount is included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of December 31, 2009.

The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) for the three and six months ended June 30, 2010 and June 30, 2009.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Beginning balance	$45,640	$51,710
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income(a)	1,387	1,617
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3(b)	(4,550)	(10,850)
Ending balance at June 30, 2010	$42,477	$42,477

____________
(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,387 and $1,617 to Accumulated other comprehensive loss for the three and six months ended June 30, 2010, respectively. The increase in unrealized gain was driven by stabilization and improvement within the municipal bond market during the first half of 2010.

(b)
Auction rate securities in the amount of $6,300 and $4,550 were redeemed by the issuer at par in March and May 2010, respectively. Accordingly, we recorded an adjustment to the fair market valuation of the issuers’ auction rate securities during the first and second quarter of 2010.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Beginning balance	$48,404	$54,972
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains in other comprehensive income(a)	3,084	916
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3(b)	-	(4,400)
Ending balance at June 30, 2009	$51,488	$51,488

____________
(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $3,084 and $916 to Accumulated other comprehensive loss for the three and six months ended June 30, 2009, respectively. The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during the second quarter of 2009.

(b)
A $4,400 auction rate security was redeemed by the issuer at par in February 2009. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2009.

5. DEBT

We entered into a credit agreement on May 12, 2010, which was subsequently amended on May 25, 2010 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $65,000 committed revolving credit facility that expires on November 12, 2011. Borrowings under the Credit Agreement may be used for general corporate purposes.

The Credit Agreement is guaranteed by us and our subsidiaries, other than our HMO and insurance subsidiaries. In addition, the Credit Agreement is secured by first priority liens on our personal property and the personal property of our subsidiaries, other than the personal property and equity interests of our HMO and insurance subsidiaries.

Borrowings designated by us as Alternate Base Rate borrowings bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month interest period on such day plus 1%; plus (ii) 1.5%. Borrowings designated by us as Eurodollar borrowings bear interest at a rate per annum equal to the Adjusted LIBO Rate for the interest period in effect for such borrowing plus 2.5%.

The Credit Agreement includes negative covenants that limit certain of our activities, including restrictions on our ability to incur additional indebtedness, and financial covenants that require a minimum ratio of cash flow to total debt, a maximum ratio of total liabilities to consolidated net worth and a minimum level of statutory net worth for our HMO and insurance subsidiaries.

The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Credit Agreement. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required to immediately repay all amounts outstanding under the Credit Agreement, and the commitments under the Credit Agreement may be terminated.

As of June 30, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

6. COMMITMENTS AND CONTINGENCIES

Government Investigations

As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

Under the one-count criminal information (the “Information”) filed with the United States District Court for the Middle District of Florida (the “Federal Court”) by the USAO pursuant to the DPA, we were charged with one count of conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Court that the prosecution be deferred for the duration of the DPA. Within five days of the expiration of the DPA the USAO will seek dismissal with prejudice of the Information, provided we have complied with the DPA.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

In accordance with the DPA, the USAO has filed, with the Federal Court, a statement of facts relating to this matter. As a part of the DPA, we have retained an independent monitor (the “Monitor”) for a period of 18 months from his retention in August 2009. The Monitor was selected by the USAO after consultation with us and is retained at our expense. In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. Among other things, the Monitor is reviewing our compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also is reviewing, evaluating and, as necessary, making written recommendations concerning certain of our policies and procedures. The DPA provides that the Monitor will undertake to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

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

 In May 2009, we resolved the previously disclosed investigation by the SEC. Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws. Pursuant to the terms of the Consent and Final Judgment, we have paid the SEC a total of $10,000.

In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of the pending civil inquiry, it is investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases was partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided with a copy of the qui tam complaints, in response to our request, which otherwise remained under seal as required by 31 U.S.C. section 3730(b)(3).

    As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam suit").  As part of our discussions to resolve pending qui tam and related civil investigations discussed above, we have been informed that the Leon County qui tam suit was filed by one of the federal qui tam relators and contains allegations similar to those alleged in one of the recently unsealed qui tam complaints.

On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened. Those complaints are now publicly available.

    The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals. If any party objects to the Preliminary Settlement, the Federal Court will conduct a hearing to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. Upon execution of the settlement agreement, we would, among other things, agree to pay the Civil Division a total of $137,500 (the “Settlement Amount”), for which the first installment will be due after a written settlement agreement has been executed and three subsequent installments will be paid over a period of up to 36 months after the date of that executed written settlement agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The Preliminary Settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we were acquired or otherwise experienced a change in control during the Payment Period. In addition, the Preliminary Settlement provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the execution of the settlement agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds to be specified in the settlement agreement. We expect that the final settlement agreement will provide that the Settlement Amount will include approximately $22,938 owed to the Florida Agency for Health Care Administration (“AHCA”) as a result of overpayments received by us from AHCA during the three month period of August 2005 through October 2005. These overpayments were the result of a change implemented by AHCA in the payment methodology relating to medical benefits for newborns. We previously had recorded this liability and had been in discussions with AHCA regarding the reconciliation and repayment of this overpayment. The previously accrued AHCA overpayments of $22,938, which was recorded in the Other accrued expenses and liabilities, was reclassified to the Current portion of amounts accrued related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of June 30, 2010.

We have discounted the total liability of $137,500 for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $134,028 at June 30, 2010. In connection with the resolution of these matters, approximately $54,682 was accrued during the three months ended June 30, 2010 to increase the amount we had previously recorded in prior periods to reflect our current estimate. A total expense of approximately $55,193 has been accrued during the six months ended June 30, 2010 in connection with the resolution of these matters. Approximately $31,172 and $102,856 has been included in the current and long-term portions, respectively, of amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of June 30, 2010. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

As previously disclosed, we remain engaged in resolution discussions as to matters under review with the United States Department of Health and Human Services’ Office of Inspector General (the “OIG”). Those discussions are ongoing and no final resolution has been reached.

Putative Class Action Complaints

Putative class action complaints were filed in October 2007 and in November 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in Federal Court against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of ours. The Eastwood Enterprises complaint alleges that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Hutton complaint alleges that various public statements supposedly issued by the defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserts claims under the Exchange Act. Both complaints seek, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued in March 2008, the Federal Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. In October 2008, an amended consolidated complaint was filed in this class action asserting claims against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant. In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Federal Court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009.

In April 2010, the Lead Plaintiffs filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed until December 2010.

On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement will be documented in a formal settlement agreement which will require approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52,500 within thirty business days following the Federal Court’s preliminary approval of the settlement and $35,000 by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425,000 that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200,000.  We have discounted the $200,000 liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $193,928 at June 30, 2010.  Approximately $52,500 and $141,428 have been included in the current and long-term portions, respectively, of amounts accrued related to investigation resolution in our Condensed Consolidated Balance Sheet as of June 30, 2010. There can be no assurance that the settlement will be finalized and approved and the actual outcome of this matter may differ materially from the terms of the settlement.

Derivative Lawsuits

As previously disclosed, in connection with our government investigations, five putative stockholder derivative actions were filed between October and November 2007. Four of these actions were asserted against directors Kevin Hickey and Christian Michalik, our current directors who were directors prior to 2007, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moskowski, and former director and officer Todd Farha. These actions also name us as a nominal defendant. Two of these actions were filed in the Federal Court and two actions were filed in the Circuit Court for Hillsborough County, Florida (the “State Court”). The fifth action, filed in the Federal Court, asserts claims against directors Robert Graham, Kevin Hickey and Christian Michalik, our current directors who were directors at the time the action was filed, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski, former director and officer Todd Farha, and former officers Paul Behrens and Thaddeus Bereday. A sixth derivative action was filed in January 2008 in the Federal Court and asserted claims against all of these defendants except Robert Graham. All six of these actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the derivative cases and to take such action with respect to these claims as the Special Litigation Committee determines to be in our best interests. In November 2009, the Special Litigation Committee filed a report with the Federal Court determining, among other things, that we should pursue an action against three of our former officers. In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants and to realign us as a plaintiff for purposes of pursuing claims against former officers Messrs. Farha, Behrens and Bereday.

In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action have agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative shareholder derivative actions also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we have paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688. This amount was accrued during the first quarter of 2010 and has been included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of June 30, 2010. In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our shareholders. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al. In July 2010, the Federal Court stayed discovery until December 2010.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court. Under the terms of Stipulation II, the plaintiffs in the state action agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, we have paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $563. This amount was also accrued during the first quarter of 2010 and is included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of June 30, 2010. The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a Notice of Appeal in this matter.

Other Lawsuits and Claims

In October 2009, an action was filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further challenge our right, prior to advancing such expenses, to first submit their expense invoices to our directors’ and officers’ insurance carrier for their preliminary review and evaluation of the adequacy of the description of services in the invoices and of the reasonableness of those expenses. We have reached an agreement in principle to resolve this matter and will continue to pay their respective expenses, including attorney fees, under certain terms, in connection with the investigations and litigation.

Separate and apart from the legal matters described above, we are also involved in other legal actions that are in the normal course of our business, including, without limitation, provider disputes regarding payment of claims, disputes relating to the performance of contractual obligations with state agencies and disputes with state tax authorities, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently believe that none of these actions, when finally concluded and determined, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“2010 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions, identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), "Forward Looking Statements" and "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and to Part II, Item 1A - Risk Factors, in this 2010 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations or prospects could be materially adversely affected. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

Executive Summary

We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.2 million members as of June 30, 2010. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers, while managing our ongoing operations. Our strategic priorities for 2010 include improving health care quality and access for our members, ensuring a competitive cost position and committing to prudent and profitable growth. We continue to work closely with providers and government clients to further enhance health care delivery; improving the quality of, and enhancing access to, government health care services for our members. Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses. We are also focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

General Economic and Political Environment

The current economic and political environment is affecting our business in a number of ways, as more fully described throughout this 2010 Form 10-Q.

Premium Rates and Payments

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. In addition, although premiums are generally contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states. In particular, the State of Georgia recently passed legislation mandating payment at the end of the month services are provided for our Medicaid program in that state. Although this legislation becomes effective in June 2011, the State of Georgia has already implemented this change. Prior to this change, such payments were made at the beginning of each month. Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future. In addition to these Medicaid challenges, the Centers for Medicare & Medicaid Services (“CMS”) implemented 2010 Medicare Advantage (“MA”) payment rates that are at or slightly below 2009 rates.

In 2009, as part of the American Recovery and Reinvestment Act, Congress increased the Federal Medical Assistance Percentages (“FMAP”), temporarily increasing federal funding for state Medicaid programs. The policy rationale was to help relieve states’ fiscal problems in the face of declining revenues and rising Medicaid enrollments due to the economic downturn. The enhanced FMAP is set to expire at the end of 2010. The Senate and House of Representatives have separately passed legislation extending additional enhanced FMAP funding through June 2011. While we anticipate Congress will reach consensus prior to the end of the calendar year, some states may realize less federal revenue than expected. State budget shortfalls could result in program cuts, which could impact our premium or membership.

Health Care Reform

In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”). We believe these laws will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers.

Having passed new health legislation, the federal government now faces the task of implementing the 2010 Acts throughout the system. We are reviewing the newly-enacted legislation and its potential effects on MA payments. We believe that any revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member premiums, particularly with respect to MA plans.

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

The 2010 Acts include a number of changes to the way MA plans will be compensated in the future. Beginning in 2012, MA plan premiums will be tied to quality measures and based on a CMS “5-star rating system.” This rating system allows an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of our quality score, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members.

Business and Financial Outlook

 Business Trends

 Our revenues and medical benefits expenses for fiscal year 2010 will be lower than in prior periods due to our exit on December 31, 2009 from our MA private fee-for-service (“PFFS”) product and our exit from Medicaid programs in certain Florida counties during 2009. Premium revenue from our PFFS product represented approximately 40.9% of our MA reportable operating segment revenue and 16.5% of our consolidated premium revenue for the 2009 fiscal year. We anticipate that the withdrawal from the PFFS product may provide approximately $40.0 million to $60.0 million of excess capital in the insurance companies that underwrote this line of business, which we may be able to distribute to our unregulated subsidiaries through dividends. However, we currently believe we will not have the benefit of these dividends prior to 2011, if at all. Any dividend of surplus capital of our applicable insurance subsidiaries, including the timing and amount of any dividend, would be subject to a variety of factors, which could materially change the aforementioned timing and amount. Those factors include the ultimate financial performance of the PFFS product as well as the financial performance of other lines of business that operate in those insurance subsidiaries, approval from regulatory agencies and potential changes in regulatory capital requirements. For example, our current estimate of $40.0 million to $60.0 million declined from previous estimates, because the financial performance of these insurance subsidiaries worsened during 2009 and 2010.

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

As of June 30, 2010, we serve members in our PDP programs in 49 states and the District of Columbia.

Financial Impact of Government Investigations and Litigation

As previously disclosed, pursuant to our consent to the entry of a final judgment against us in the United States District Court for the Middle District of Florida (the “Federal Court”) to resolve the previously disclosed informal investigation conducted by the United States Securities and Exchange Commission (the “SEC”), we have paid a civil penalty in the aggregate amount of $10.0 million and disgorgement in the amount of one dollar plus post-judgment interest. As previously disclosed, we remain engaged in resolution discussions as to matters under review with the United States Department of Health and Human Services’ Office of Inspector General (the “OIG”).

In June 2010 we announced that we had reached a preliminary agreement (the “Preliminary Settlement”) with the United States Department of Justice’s Civil Division (the “Civil Division”) to settle its inquiries. The Preliminary Settlement is subject to, among other things, completion of an executed written settlement agreement and other government approvals. Pursuant to the terms of the Preliminary Settlement we would agree to, among other things, pay the Civil Division a total of $137.5 million, for which the first installment will be due after an agreement has been executed and three subsequent installments will be paid over a period of up to 36 months after the date of that executed agreement plus interest at the rate of 3.125% per year. We have discounted the total liability of $137.5 million for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $134.0 million at June 30, 2010. In connection with the resolution of these matters, approximately $54.7 million was accrued during the three months ended June 30, 2010 to increase the amount we had previously recorded in prior periods to reflect our current estimate. A total expense of approximately $55.2 million has been accrued during the six months ended June 30, 2010 in connection with the resolution of these matters. Approximately $31.2 million and $102.8 million have been included in the current and long-term portions, respectively, of amounts accrued related to the investigation resolution as of June 30, 2010. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement. For additional information regarding the Preliminary Settlement and the anticipated agreement, please see “Legal Proceedings” below.

In April 2010, the Lead Plaintiffs in the putative class action complaints filed against us in 2007 entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed until December 2010.  On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement will be documented in a formal settlement agreement which will require approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52.5 million within thirty business days following the Federal Court’s preliminary approval of the settlement and $35.0 million by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425.0 million that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25.0 million.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200.0 million.  We have discounted the $200.0 million liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $193.9 million at June 30, 2010.  Approximately $52.5 million and $141.4 million have been included in the current and long-term portions, respectively, of amounts accrued related to investigation resolution in our Condensed Consolidated Balance Sheet as of June 30, 2010.  There can be no assurances that the ultimate resolution of this matter will not have a material adverse effect on our financial position, results of operations or cash flow.

Investigation Related Costs

We have expended significant financial resources in connection with the investigations and related matters. Since the inception of these investigations through June 30, 2010, we have incurred a total of approximately $177.7 million for administrative expenses associated with, or consequential to, these governmental and Company investigations for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses. We have received approximately $6.7 million in insurance proceeds through June 30, 2010 to offset these administrative costs. For the three and six months ended June 30, 2010, we incurred approximately $7.8 million and $8.6 million in these investigation-related administrative expenses, respectively, and $12.4 million and $23.9 million in costs, respectively, for the same three and six month periods in the prior year. We expect to continue incurring additional costs in connection with the resolution of these matters including shareholder actions and compliance with the previously disclosed Deferred Prosecution Agreement we entered in May 2009 with the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices and related matters during its term. Although investigation related costs have gradually declined overall, we can provide no assurance that such costs will not be significant or increase in the future.

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

    We use three measures to assess the performance of our reportable business segments: premium revenue, medical benefits ratio (“MBR”) and gross margin. Our MBR represents the ratio of our medical benefits expense to the premiums we receive. Our gross margin is defined as our premium revenue less our medical benefits expense.

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

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of the Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIPs”) and Family Health Plus (“FHP”) programs for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their primary care physician (“PCP”) in order to receive health care from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare Advantage

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans, which following the exit of our PFFS product on December 31, 2009, is comprised of coordinated care plans (“CCPs”). MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

We cover a wide spectrum of medical services through our MA plans, including in some cases, additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. In most of our markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

Prescription Drug Plans

We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries through our PDP segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. The Medicare Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

    Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage, select a separate Part D plan, or forego Part D coverage.

Gross Margin and Medical Benefits Ratio

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to claims incurred but not reported (“IBNR”). Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. See “Critical Accounting Estimates” below. We use gross margin and MBRs both to monitor our management of medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting policies relating to revenue recognition, medical benefits payable and medical benefits expense, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed these policies from those previously disclosed in our 2009 Form 10-K. Our critical accounting estimates relating to medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2010, is discussed below. Additionally, we continually assess our estimates related to goodwill and intangible assets, which is discussed in further detail below. There were no significant changes to the other critical accounting estimates disclosed in our 2009 Form 10-K.

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, General, and Administrative Expesne.  Medical benefits payable on our Condensed Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement of $58.8 million and $53.0 million, and estimates for IBNR of $601.3 million and $749.5 million, as of June 30, 2010 and December 31, 2009, respectively.

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of June 30, 2010 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the most recent six months at June 30, 2010 were decreased by 1%, our net income would decrease by approximately $30.0 million. If the completion factors were increased by 1%, our net income would increase by approximately $29.3 million.

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

    In establishing our estimate of reserves for IBNR at each reporting period, we use standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors, which vary by business segment, to determine an estimate of the base reserve. Actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve, for which the model is not intended to account for. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR. The provision for moderately adverse conditions is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would affect (increase) current period net income only to the extent that the current period provision for moderately adverse conditions is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

For the three months ended June 30, 2010, medical benefits expense was impacted by approximately $14.5 million of net favorable development related to prior periods, which includes approximately $27.6 million of favorable development related to prior fiscal years that was partially offset by $13.2 million of unfavorable development that related to earlier periods in 2010. For the six months ended June 30, 2010, medical benefits expense was impacted by approximately $32.2 million of net favorable development related to prior years. For the three months ended June 30, 2009, medical benefits expense was impacted by approximately $8.7 million of net favorable development related to prior periods, which included approximately $16.1 million of favorable development related to prior fiscal years that was partially offset by $7.4 million of unfavorable development that related to earlier periods in 2009. For the six months ended June 30, 2009, medical benefits expense was impacted by approximately $46.1 million of net favorable development related to prior years. The favorable prior period developments in the 2010 periods are primarily associated with the exit of our PFFS product on December 31, 2009 and the unfavorable development recognized in the three months ended June 30, 2010 that related to earlier periods in 2010, was primarily due to higher than expected medical services that was not discernable until the impact became clearer over time as claim payments were processed. The net amount of prior period developments in the 2009 periods were primarily attributable to pricing assumptions, early durational effect favorability, the volatility associated with our new and small blocks of MA business, which were converted from the loss ratio methodology to the development factor methodology in 2009 (both methodologies are recognized methods for estimating claim reserves in accordance with actuarial standards of practice), the recovery by us of claim overpayments on our PFFS product that exceeded our estimates and better than expected demographic mix of membership. The factors impacting the changes in the determination of reserve balances discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. The results of our annual impairment test are expected to be completed during the third quarter of 2010. We have assessed the book value of goodwill and other intangible assets and reviewed for any triggering events that may have occurred during the period and we determined that there were no indications of impairment as of June 30, 2010.

In addition, we have evaluated the intangible assets in connection with our PFFS exit on December 31, 2009, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets have not been impaired as of June 30, 2010.

Results of Operations

Three and Six Month Periods Ended June 30, 2010 Compared to the Three and Six Month Periods Ended June 30, 2009

Summary of Financial Information:

The following tables set forth condensed consolidated statements of income data, as well as other key data used in our results of operations discussion. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

	Three Months Ended June 30,
Consolidated Income Statement Data:	2010	2009	$ Variance	% Variance
Revenues:
Premium	$1,337.9	$1,787.9	$(450.0)	-25.2%
Investment and other income	2.7	3.4	(0.7)	-20.6%
Total revenues	1,340.6	1,791.3	(450.7)	-25.2%
Expenses:
Medical benefits	1,122.8	1,504.0	(381.2)	-25.3%
Selling, general and administrative	404.7	215.1	189.6	88.2%
Depreciation and amortization	5.9	6.0	(0.1)	-1.7%
Interest	0.0	1.0	(1.0)	n/m
Total expenses	1,533.4	1,726.1	(192.7)	-11.2%
(Loss) income before income taxes	(192.8)	65.2	(258.0)	n/m
Income tax (benefit) expense	(63.9)	28.2	(92.1)	n/m
Net (loss) income	$(128.9)	$37.0	$(165.9)	n/m

Net (loss) income per common share:
Basic	$(3.05)	$0.89
Diluted	$(3.05)	$0.88

Membership	2,184,000	2,388,000

Consolidated MBR	83.9%	84.1%

	Six Months Ended June 30,
Consolidated Income Statement Data:	2010	2009	$ Variance	% Variance
Revenues:
Premium	$2,691.4	$3,579.8	$(888.4)	-24.8%
Investment and other income	5.2	6.7	(1.5)	-22.4%
Total revenues	2,696.6	3,586.5	(889.9)	-24.8%
Expenses:
Medical benefits	2,288.8	3,057.0	(768.2)	-25.1%
Selling, general and administrative	578.1	486.8	91.3	18.8%
Depreciation and amortization	11.7	11.7	(0.0)	-0.9%
Interest	0.0	3.1	(3.1)	n/m
Total expenses	2,878.6	3,558.6	(680.0)	-19.1%
(Loss) income before income taxes	(182.0)	27.9	(209.9)	n/m
Income tax (benefit) expense	(59.5)	27.8	(87.3)	n/m
Net (loss) income	$(122.5)	$0.1	$(122.6)	n/m

Net (loss) income per common share:
Basic	$(2.90)	$0.00
Diluted	$(2.90)	$0.00

Membership	2,184,000	2,388,000

Consolidated MBR	85.0%	85.4%
____________
n/m   Indicates percentage change between these years is considered either not measurable or not meaningful.

Summary of Consolidated Financial Results:

Premium Revenue

Premium revenue for the three months ended June 30, 2010 decreased $450.0 million, or 25.2%, to $1,337.9 million from $1,787.9 million for the same period in the prior year. For the six months ended June 30, 2010, premium revenues decreased $888.4 million, or 24.8%, to approximately $2,691.4 million from approximately $3,579.8 million for the same period in the prior year. The decrease in premium revenue is primarily attributable to the decline in membership in our PDP and MA segments, with the exit from our PFFS product accounting for the majority of MA premium reductions as discussed in the respective section below, and to a lesser extent, from elimination of the premium tax associated with the Medicaid revenues in Georgia during the fourth quarter of 2009. Total membership decreased by approximately 204,000 members from 2,388,000 as of June 30, 2009 to 2,184,000 as of June 30, 2010.

Investment and Other Income

 Investment and other income for the three months ended June 30, 2010 decreased $0.7 million, or 20.6%, to $2.7 million from $3.4 million for the same period in the prior year. For the six months ended June 30, 2010, investment and other income decreased $1.5 million, or 22.4%, to $5.2 million from $6.7 million for the same period in the prior year. The decrease was primarily due to reduced market rates on lower average investment and cash balances.

Medical Benefits Expense

Medical benefits expense for the three months ended June 30, 2010 decreased $381.2 million, or 25.3%, to $1,122.8 million from $1,504.0 million for the same period in the prior year. For the six months ended June 30, 2010, medical benefits expense decreased $768.2 million, or 25.1%, to approximately $2,288.8 million from $3,057.0 million for the same period in the prior year. The decrease in medical benefits expense for both the three and six months ended June 30, 2010 is primarily due to the exit from our PFFS product and the decline in membership and premiums, as well as improved performance in our PDP segment. The consolidated MBR was 83.9% and 84.1% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the consolidated MBR was 85.0% compared to 85.4% for the same period in the prior year. The decline in MBR for the three and six months ended June 30, 2010 compared to the same periods in the prior year is primarily due to the exit from our PFFS product and improved performance of our PDP segment.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2010 includes $256.4 million and $257.7 million, respectively, of expense related to the resolution of certain governmental and Company investigations and related litigation. SG&A expense for the three and six months ended June 30, 2009 includes $27.4 million and $83.7 million, respectively, of such expenses. The resolution amounts include $193.9 million that we accrued as our current estimate for resolution of the putative class action complaints during the three months ended June 30, 2010, as well as $54.7 million and $59.8 million that we accrued related to the settlement of investigations by the Civil Division during the three months ended June 30, 2010 and 2009, respectively. After excluding these resolution amounts, our SG&A expense decreased by $39.3 million, or 20.9%, and $82.7 million, or 20.5%, during the three and six months ended June 30, 2010 compared to the same periods in 2009. The decrease for both periods resulted principally from the exit of our PFFS product, elimination of the premium tax associated with the Georgia Medicaid program in the fourth quarter of 2009, which reduced SG&A expense in 2010 relative to 2009, as well as gains in operating efficiency, offset in part by increased costs for MA CCP marketing and infrastructure investments.

Our SG&A expense as a percentage of revenue (“SG&A ratio”) was 30.2% for the three months ended June 30, 2010 compared to 12.0% for the same period in the prior year. For the six months ended June 30, 2010, our SG&A ratio was 21.4% compared to 13.6% for the same period in the prior year. After excluding the resolution amounts discussed above, our SG&A ratio for the three and six months ended June 30, 2010 was 11.1% and 11.9%, respectively, compared to 10.5% and 11.2% for the three and six months ended June 30, 2009, respectively. Our SG&A ratio increased for both the three and six months ended June 30, 2010 mainly due to a lower revenue base in 2010 resulting from the exit from our PFFS product and the impact of the 2009 CMS marketing sanction, partially offset by the factors reducing our SG&A expense discussed above.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended June 30, 2010 was $63.9 million compared to $28.2 million of income tax expense for the same period in the prior year, with an effective tax rate of 33.2% and 43.2% for the three months ended June 30, 2010 and 2009, respectively. The income tax benefit for the six months ended June 30, 2010 was $59.5 million with an effective tax rate of 32.7% as compared to $27.8 million of income tax expense for the same six-month period in the prior year with an effective tax rate of 99.7%. The fluctuation in the effective tax rate for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily attributable to the impact of non-deductible SG&A expenses associated with the resolution of certain governmental and Company investigations.

Net (Loss) Income

Net loss for the three months ended June 30, 2010 was $128.9 million, compared to $37.0 million of net income for the same period in 2009. For the six months ended June 30, 2010, the net loss was $122.5 million compared to $0.1 million of net income for the same period in 2009. The net losses for both periods in 2010, when compared to the same periods in 2009, is primarily due to increased amounts incurred in 2010 related to the resolution of certain governmental and Company investigations, the loss of gross margin from the withdrawal of our PFFS product and decreased premium revenue from our MA CCP and PDP segments, partially offset by improvement in our MBR and reduction in SG&A expenses, excluding the resolution amounts.

Reconciling Segment Results:

The following table reconciles our reportable segment results with our (loss) income before income taxes, as reported under accounting principles generally accepted in the United States of America.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Segment Results Data:	2010	2009	2010	2009
Gross Margin:
Medicaid	$112.4	$121.9	$219.7	$241.3
Medicare Advantage	71.1	149.6	146.0	270.9
PDP	31.6	12.4	36.9	10.5
Total gross margin	215.1	283.9	402.6	522.7
Investment and other income	2.7	3.4	5.2	6.8
Other expenses	410.6	222.1	589.8	501.6
(Loss) income before income taxes	$(192.8)	$65.2	$(182.0)	$27.9

Medicaid Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
Medicaid Segment Results Data:	2010	2009	2010	2009
Premium revenue	$800.7	$813.7	$1,609.8	$1,622.9
Medical benefits expense	688.3	691.8	1,390.1	1,381.6
Gross margin	$112.4	$121.9	$219.7	$241.3

Medicaid Membership:
TANF	1,071,000	1,076,000
S-CHIP	168,000	162,000
SSI and ABD	78,000	83,000
FHP	11,000	16,000
	1,328,000	1,337,000

Medicaid MBR	86.0%	85.0%	86.4%	85.1%

Medicaid premium revenue for the three months ended June 30, 2010 decreased $13.0 million to $800.7 million from $813.7 million for the same period in the prior year. Medicaid premium revenue for the six months ended June 30, 2010 decreased $13.1 million to $1,609.8 million from $1,622.9 million for the same period in the prior year. The decrease in premium revenue for both periods was mainly due to the elimination of the premium tax associated with the Georgia Medicaid program in the fourth quarter of 2009 and the decrease in membership in Florida and New York, partially offset by rate increases in most markets and membership growth in Georgia. Membership decreased by approximately 9,000 members to 1,328,000 as of June 30, 2010, from 1,337,000 as of June 30, 2009. Medicaid medical benefits expense for the three months ended June 30, 2010 decreased $3.5 million to $688.3 million from $691.8 million from the same period in the prior year due to lower membership. Medicaid medical benefits expense for the six months ended June 30, 2010 increased $8.5 million to $1,390.1 million from $1,381.6 million in the prior year mainly due to the impact of favorable reserve development experienced in 2009, partially offset by an improvement in MBR excluding the impact of prior period favorable reserve development experienced in 2009. The increase in Medicaid MBR for both the three and six months ended June 30, 2010 is mainly from the elimination of the Georgia premium tax and higher costs associated with our Hawaii operations, premium increases during the past year that were below our medical cost trend and the impact of favorable reserve development experienced in 2009 that exceeded the favorable impact of the reserve development in 2010.

Medicare Advantage Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
MA Segment Results Data:	2010	2009	2010	2009
Premium revenue	$329.9	$749.8	$681.0	$1,482.9
Medical benefits expense	258.8	600.2	535.0	1,212.0
Gross margin	$71.1	$149.6	$146.0	$270.9

MA Membership	115,000	253,000

MA MBR	78.4%	80.1%	78.6%	81.7%

Our MA segment includes results from the PFFS product that we exited on December 31, 2009. MA premium revenue for the three months ended June 30, 2010 decreased $419.9 million to $329.9 million from $749.8 million for the same period in the prior year. MA premium revenue for the six months ended June 30, 2010 decreased $801.9 million to $681.0 million from $1,482.9 million for the same period in prior year. Membership decreased by approximately 138,000 members to 115,000 as of June 30, 2010, from 253,000 as of June 30, 2009. The decrease in MA premium revenue and membership was primarily attributable to the PFFS withdrawal and reduced MA CCP membership due to our being unable to enroll new members during the 2009 CMS marketing sanction. Correspondingly, MA gross margin for the three and six months ended June 30, 2010 decreased by $78.5 million and $124.9 million, respectively, compared to the same periods in the prior year due to the decrease in premiums, partially offset by prior period favorable medical benefit reserve development related to the PFFS product. The decrease in the MA MBR for both the three and six months ended June 30, 2010 was primarily related to the withdrawal of PFFS plans, which operated at an MBR above the segment average and, to a lesser extent, the prior period favorable reserve development related to the PFFS product.

Prescription Drug Plan Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
PDP Segment Results Data:	2010	2009	2010	2009
Premium revenue	$207.3	$224.3	$400.6	$473.9
Medical benefits expense	175.7	211.9	363.7	463.4
Gross margin	$31.6	$12.4	$36.9	$10.5

PDP Membership	741,000	798,000

PDP MBR	84.8%	94.5%	90.8%	97.8%

PDP premium revenue for the three months ended June 30, 2010 decreased $17.0 million to $207.3 million from $224.3 million for the same period in the prior year. PDP premium revenue for the six months ended June 30, 2010 decreased $73.3 million to $400.6 million from $473.9 million for the same period in the prior year. The decrease in PDP premium revenue in both periods was due primarily to a decline in membership. Membership decreased by approximately 57,000 members to 741,000 as of June 30, 2010 from 798,000 as of June 30, 2009 as a result of our inability to enroll new members during the 2009 CMS marketing sanction. PDP MBR improved for both the three and six months ended June 30, 2010 due to improved performance of the product. PDP gross margin for the three months ended June 30, 2010 increased $19.2 million to $31.6 million from $12.4 million for the same period in the prior year. PDP gross margin for the six months ended June 30, 2010 increased $26.4 million to $36.9 million from $10.5 million for the same period in the prior year. The improvement in gross margin for both periods was due mainly to better overall performance of the Part D product, partially offset by the decrease in premiums.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see “Risk Factors” in Part 1 – Item 1A included in our 2009 Form 10-K.

 Cash Positions

As of June 30, 2010, our consolidated cash and cash equivalents were approximately $980.3 million, our consolidated investments were approximately $87.5 million, our unregulated cash was approximately $157.4 million and our unregulated investments were approximately $2.7 million. As of December 31, 2009, our consolidated cash and cash equivalents were approximately $1,158.1 million, our consolidated investments were approximately $114.4 million, our unregulated cash was approximately $117.6 million and our unregulated investments were approximately $2.8 million.

During the three months ended June 30, 2010, we received $25.0 million in dividends from one of our regulated subsidiaries, which increased our unregulated cash. We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations.

 Initiatives to Increase Our Unregulated Cash

We are pursuing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, consideration of obtaining dividends from certain of our regulated subsidiaries to the extent that we are able to access any available excess capital and accessing the credit markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries. In addition to dividends, our strategies include accessing the public equity markets and potentially selling assets.

Credit Facility

We entered into a credit agreement on May 12, 2010, which was subsequently amended on May 25, 2010 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $65.0 million committed revolving credit facility that expires on November 12, 2011. Borrowings under the Credit Agreement may be used for general corporate purposes.

The Credit Agreement is guaranteed by us and our subsidiaries, other than our HMO and insurance subsidiaries. In addition, the Credit Agreement is secured by first priority liens on our personal property and the personal property of our subsidiaries, other than the personal property and equity interests of our HMO and insurance subsidiaries.

Borrowings designated by us as Alternate Base Rate borrowings bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month interest period on such day plus 1%; plus (ii) 1.5%. Borrowings designated by us as Eurodollar borrowings bear interest at a rate per annum equal to the Adjusted LIBO Rate for the interest period in effect for such borrowing plus 2.5%.

The Credit Agreement includes negative covenants that limit certain of our activities, including restrictions on our ability to incur additional indebtedness, and financial covenants that require a minimum ratio of cash flow to total debt, a maximum ratio of total liabilities to consolidated net worth and a minimum level of statutory net worth for our HMO and insurance subsidiaries.

The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Credit Agreement. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required to immediately repay all amounts outstanding under the Credit Agreement, and the commitments under the Credit Agreement may be terminated.

As of June 30, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

Auction Rate Securities

As of June 30, 2010, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These auction rate securities are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an investment grade credit rating. Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance and our ability and present intent to hold these securities until maturity or market stability is restored; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. In March and May 2010, auction rate securities in the amount of $6.3 million and $4.6 million, respectively, were called at par, at the option of the issuer. We currently have the ability and present intent to hold our auction rate securities until maturity or market stability is restored with respect to these securities.

Overview of Cash Flow Activities

For the six-month periods ended June 30, 2010 and 2009 our cash flows are summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(In millions)
Net cash used in operating activities	$(244.6)	$(150.0)
Net cash provided by investing activities	20.6	12.8
Net cash provided by (used in) financing activities	46.1	(104.1)

   Cash used in Operating Activities:  Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims. Our net loss for the six months ended June 30, 2010 was $122.5 million. Cash used in operations consisted of primarily a $142.4 million pay down of medical benefits payable, primarily the result of claim payments in 2010 relating to the PFFS product that we exited on December 31, 2009, unearned premiums that decreased $90.4 million and accounts payable and other accrued expenses that decreased $43.7 million.

   Cash provided by Investing Activities:  During the six months ended June 30, 2010, investing activities consisted primarily of the net proceeds from the sale and maturity of investments totaling approximately $28.6 million, partially offset by the purchases of additions to property and equipment totaling approximately $6.9 million.

Cash provided by (used in) Financing Activities:  Included in financing activities are funds held for the benefit of members, which increased approximately $48.6 million as of June 30, 2010. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members that normally fluctuate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2010, we had cash and cash equivalents of $980.3 million, investments classified as current assets of $45.0 million, long-term investments of $42.5 million and restricted investments on deposit for licensure of $131.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The restricted investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at June 30, 2010 the fair value of our fixed income short-term investments would increase by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at June 30, 2010 would result in a decrease of the fair value of our short-term investments of less than $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information relating to legal proceedings, including a description of the status of ongoing investigations, actions and lawsuits arising from, or consequential to, these investigations is discussed in our 2009 Form 10-K and our Form 10-Q for first quarter 2010. Set forth below are the material developments that occurred since the filing date of our first quarter 2010 Form 10-Q.

Government Investigations

On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division of the United States Department of Justice (the “Civil Division”), the Civil Division of the United States Attorney’s Office for the Middle District of Florida (the “USAO”), and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010 the United States District Court for the Middle District of Florida (the “Federal Court”) lifted the seal in three of the qui tam complaints and those complaints are now publicly available. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals. If any party objects to the Preliminary Settlement, the Federal Court will conduct a hearing to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. Upon execution of the settlement agreement, we would, among other things, agree to pay the Civil Division a total of $137.5 million (the “Settlement Amount”), for which the first installment will be due after a written settlement agreement has been executed and the following three installments will be paid over a period of up to 36 months after the date of that executed written settlement agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The Preliminary Settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we were acquired or otherwise experienced a change in control during the Payment Period. In addition, the Preliminary Settlement provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experiences a change in control within three years of the execution of the settlement agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds to be specified in the settlement agreement. We expect that the final settlement agreement will provide that the Settlement Amount will include approximately $22.9 million owed to the Florida Agency for Health Care Administration (“AHCA”) as a result of overpayments received by us from AHCA during the three month period of August 2005 through October 2005. These overpayments were the result of a change implemented by AHCA in the payment methodology relating to medical benefits for newborns. We previously had recorded this liability and had been in discussions with AHCA regarding the reconciliation and repayment of this overpayment. We have discounted the total liability of $137.5 million for the resolution of these matters and accrued this amount at its estimated fair value of $134.0 million as of June 30, 2010. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

Putative Class Action Complaints

In April 2010, the Lead Plaintiffs in the putative class action complaints filed against us in 2007 entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed until December 2010.

On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement will be documented in a formal settlement agreement which will require approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52.5 million within thirty business days following the Federal Court’s preliminary approval of the settlement and $35.0 million by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425.0 million that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25.0 million.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200.0 million.  We have discounted the $200.0 million liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $193.9 million at June 30, 2010.  There can be no assurance that the settlement will be finalized and approved and the actual outcome of this matter may differ materially from the terms of the settlement.

    Derivative Lawsuits

As previously disclosed, in March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court in the pending derivative action. Under the terms of Stipulation I, the plaintiffs in the federal action have agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative shareholder derivative actions also have agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, during the first quarter of 2010, we paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1.7 million. In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our shareholders. The Federal Court approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled as WellCare v. Farha, et al. In July 2010, the Federal Court stayed discovery until December 2010.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the Circuit Court for Hillsborough County, Florida (the “State Court”) in the pending derivative action. Under the terms of Stipulation II, the plaintiffs in the state action have agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, during the first quarter of 2010, we paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of approximately $0.6 million. The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a Notice of Appeal in this matter.

Other Lawsuits and Claims

We have reached an agreement in principle to resolve the previously disclosed matter filed against us in the Court of Chancery of the State of Delaware entitled Behrens, et al. v. WellCare Health Plans, Inc. and we will continue to pay their respective expenses, including attorney fees, under certain terms, in connection with the investigations and litigation.

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

In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”). We believe these laws will bring about significant changes to the American health care system. These laws are intended to expand the number of United States citizens covered by health insurance over time by increasing the eligibility thresholds for most state Medicaid programs and make other coverage, delivery, and payment changes to the current health care system. Health care reform is expected to trigger transformation and disruption across the industry. Most major provisions become effective in 2014; however some, such as changes to Medicare Advantage (“MA”) election periods, are effective sooner.

The costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers. Furthermore, the 2010 Acts contain other provisions that may adversely affect our profitability, including a phased reduction of MA rates, MA payments tied to quality scores, minimum loss ratios for MA plans effective in 2014 and imposition of an annual fee on the health insurance sector that will be allocated across the industry according to each company’s respective market share compared to the overall industry, effective in 2014. Any of the aforementioned revisions to the existing system may adversely impact our results of operations and cash flows. Additionally, our efforts to implement these revisions may detract us from carrying out our strategic priorities and may burden our operational capacity and available capital, and could have an adverse effect on our business.

The 2010 Acts include a number of changes to the way MA plans will be compensated in the future. Beginning in 2012, MA plan premiums will be tied to quality measures and based on a CMS “5-star rating system.” This rating system allows an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of our quality score, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members.

In 2009, as part of the American Recovery and Reinvestment Act, Congress increased the Federal Medical Assistance Percentages (“FMAP”), temporarily increasing federal funding for state Medicaid programs. The policy rationale was to help relieve states’ fiscal problems in the face of declining revenues and rising Medicaid enrollments due to the economic downturn. The enhanced FMAP is set to expire at the end of 2010. The Senate and House of Representatives have separately passed legislation extending additional enhanced FMAP funding through June 2011. While we anticipate Congress will reach consensus prior to the end of the calendar year, some states may realize less federal revenue than expected. State budget shortfalls could result in program cuts, which could impact our premium or membership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

    We did not sell any securities in the three months ended June 30, 2010 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

    We do not have a stock repurchase program. However, during the quarter ended June 30, 2010, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
April 1, 2010 through April 30, 2010	447	$29.28	(2)	N/A	N/A
May 1, 2010 through May 31, 2010	281	$26.86	(3)	N/A	N/A
June 1, 2010 through June 30, 2010	588	$27.74	(4)	N/A	N/A
Total during quarter ended June 30, 2010	1,316	$27.92	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $29.23.
(3)	The weighted average price paid per share during the period was $26.79.
(4)	The weighted average price paid per share during the period was $27.67.
(5)	The weighted average price paid per share during the period was $27.72.

Item 5. Other Information.

Georgia Department of Community Health

As previously disclosed, in 2008 the Georgia Department of Community Health (“DCH”) engaged a third party to conduct an audit and reconciliation of our encounter submissions to determine our then current and ongoing level of compliance with contractual encounter submission requirements. At the request of DCH, we would like to disclose that it was DCH that first identified our failure to submit encounter data as required. We then performed our own internal audit procedures once alerted to this issue. The description in this Form 10-Q supersedes and supplements the description included in the Form 8-K we filed with the SEC on April 23, 2010, to the extent inconsistent therewith. We continue to review our payment and data collection methods to improve the accuracy and completeness of our encounter data. Please refer to Item 1A “Risk Factors – Risks Related to Our Business” in our 2009 Form 10-K for further information.

Relocation Policy

On August 4, 2010, our Compensation Committee approved a relocation assistance program for our executive officers. The benefits include financial assistance in selling the executive’s current home and purchasing a new home, as well as moving expenses and tax assistance with respect to certain relocation benefits that are includable in gross income. The benefits are provided pursuant to the Company’s relocation program, a summary of which is attached hereto as Exhibit 10.13.

Indemnification Agreement Amendment

As previously disclosed, on May 8, 2009, the Board approved a form of indemnification agreement (the “2009 Indemnification Agreement”) to be entered into by the Company and (i) each member of the Board and (ii) each member of the Company’s Disclosure Committee (each such executing individual, an “Indemnitee”). The terms of the 2009 Indemnification Agreement were described in the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009. On August 5, 2010, the Board approved a new form of indemnification agreement (the “2010 Indemnification Agreement”) which is similar to the 2009 Indemnification Agreement except as follows:

•	Section 1(e) has been amended to provide that the Company may place reasonable terms and conditions on the advancement of expenses to the Indemnitee.

•	Section 2(b) has been amended to require the Indemnitee to provide all information and cooperation as the Company reasonably requires in connection with the advancement of expenses.

•	Section 7 has been amended to require the Company to use best efforts to obtain and maintain liability insurance for directors and officers in reasonable amounts from reputable insurers.

The foregoing description does not purport to be a complete description of the 2010 Indemnification Agreement. The foregoing description is qualified in its entirety by reference to the 2010 Indemnification Agreement, the form of which is attached hereto as Exhibit 10.8.

The Company intends to enter into an agreement with each Indemnitee (including all of our directors and executive officers) in the form of the 2010 Indemnification Agreement. By its terms, the 2010 Indemnification Agreement becomes effective upon execution and governs the indemnification rights and obligations of the Indemnitee and the Company with respect to Proceedings (as defined in the 2010 Indemnification Agreement) that arose or may arise from actual or alleged events, occurrences, acts or omissions occurring after the effective date. To the extent that an Indemnitee has previously executed an indemnification agreement with the Company that remains in full force and effect, that previous indemnification agreement will govern the indemnification rights and obligations of the Indemnitee and the Company with respect to Proceedings that arose or may arise from actual or alleged events, occurrences, acts or omissions occurring prior to the effective date of the 2010 Indemnification Agreement. This includes any agreement in the form of the 2009 Indemnification Agreement and/or the form of indemnification agreement attached as Exhibit 10.24 to the Company’s amended Registration Statement on Form S-1 filed with the SEC on June 8, 2004.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 39 hereof.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 9, 2010.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Second Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	May 5, 2010	3.2
4.1	Specimen common stock certificate	S-1/A	June 29, 2004	4.1
10.1	Annual Cash Bonus Plan *	8-K	April 5, 2010	10.1
10.2	Long Term Incentive Cash Bonus Plan *	8-K	April 5, 2010	10.2
10.3	Form of Performance Stock Unit Agreement *	8-K	April 5, 2010	10.3
10.4	Form of Restricted Stock Unit Agreement *	8-K	April 5, 2010	10.4
10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors *†
10.6	Form of Deferred Stock Unit Agreement for Non-Employee Directors *†
10.7	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing October 1, 2010 *†
10.8	Form of Indemnification Agreement (adopted August 5, 2010) *†
10.9	$65,000,000 Credit Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (the “Credit Agreement”)	8-K	May 13, 2010	10.1
10.10	Amendment No. 1 to the Credit Agreement dated as of May 25, 2010 †
10.10.1	Pledge and Security Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement).	8-K	May 13, 2010	10.2
10.11
Amendment No. 3 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012) †

10.12	Amendment No. 3 No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012) †
10.13	Summary of WellCare Health Plans, Inc. Relocation Program for Executive Officers *†
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.