Form 10-Q
period 2010-09-30
WELLCARE HEALTH PLANS, INC.
filed 2010-11-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes    ☐       No    ☒
As of November 1, 2010 there were 42,537,445 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

TABLE OF CONTENTS

		Page
Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

	Signatures

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 1,091,015	$ 1,158,131
Investments	72,709	62,722
Premium and other receivables, net	309,998	285,808
Funds receivable for the benefit of members	55,262	77,851
Prepaid expenses and other current assets, net	121,106	104,079
Deferred income tax asset	56,638	28,874
Total current assets	1,706,728	1,717,465
Property, equipment and capitalized software, net	68,534	61,785
Goodwill	111,131	111,131
Other intangible assets, net	11,811	12,961
Long-term investments	46,838	51,710
Restricted investments	124,694	130,550
Deferred income tax asset	69,277	29,654
Other assets	4,118	3,191
Total Assets	$ 2,143,131	$ 2,118,447
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$ 703,664	$ 802,515
Unearned premiums	65,992	90,496
Accounts payable	8,869	5,270
Other accrued expenses and liabilities	150,834	220,562
Current portion of amounts accrued related to investigation resolution	117,601	18,192
Other payables to government partners	42,447	38,147
Income taxes payable	18,362	4,888
Total current liabilities	1,107,769	1,180,070
Amounts accrued related to investigation resolution	213,649	40,205
Other liabilities	19,677	17,272
Total liabilities	1,341,095	1,237,547
Commitments and contingencies (see Note 7)	-	-
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares
issued or outstanding)	-	-
Common stock, $0.01 par value (100,000,000 authorized, 42,538,975 and 42,361,207 shares issued and outstanding at September 30,
2010 and December 31, 2009, respectively)	425	424
Paid-in capital	424,529	425,083
Retained earnings	378,975	458,512
Accumulated other comprehensive loss	(1,893)	(3,119)
Total stockholders' equity	802,036	880,900
Total Liabilities and Stockholders' Equity	$ 2,143,131	$ 2,118,447

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Premium	$1,385,874	$1,666,031	$4,077,269	$5,245,809
Investment and other income	2,299	1,614	7,506	8,375
Total revenues	1,388,173	1,667,645	4,084,775	5,254,184
Expenses:
Medical benefits	1,147,107	1,420,193	3,435,870	4,477,210
Selling, general and administrative	161,662	195,665	739,769	682,488
Depreciation and amortization	6,123	5,851	17,770	17,547
Interest	117	4	160	3,087
Total expenses	1,315,009	1,621,713	4,193,569	5,180,332

Income (loss) before income taxes	73,164	45,932	(108,794)	73,852
Income tax expense (benefit)	30,248	17,272	(29,257)	45,120
Net income (loss)	$42,916	$28,660	$(79,537)	$28,732

Net income (loss) per common share (see Note 1):
Basic	$1.01	$0.68	$(1.88)	$0.69
Diluted	$1.00	$0.68	$(1.88)	$0.68

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in) operating activities:
Net (loss) income	$(79,537)	$28,732
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	17,770	17,547
Equity-based compensation expense	8,655	29,776
Deferred taxes, net	(67,386)	8,526
Changes in operating accounts:
Premium and other receivables, net	(24,190)	10,111
Other receivables from government partners, net	-	(40,073)
Prepaid expenses and other, net	(17,027)	15,301
Medical benefits payable	(98,851)	91,708
Unearned premiums	(24,504)	(60,489)
Accounts payable and other accrued expenses	(43,635)	(64,465)
Other payables to government partners	4,300	18,397
Amounts accrued related to investigation resolution	249,915	30,249
Income taxes, net	7,594	(5,450)
Other, net	(5,088)	(10,328)
Net cash (used in) provided by operating activities	(71,984)	69,542
Cash provided by (used in) investing activities:
Purchases of investments	(117,903)	(19,295)
Proceeds from sales and maturities of investments	114,726	34,012
Purchases of restricted investments	(18,386)	(64,039)
Proceeds from maturities of restricted investments	24,298	131,707
Additions to property, equipment and capitalized software, net	(16,192)	(9,908)
Net cash (used in) provided by investing activities	(13,457)	72,477
Cash provided by (used in) financing activities:
Proceeds from option exercises and other	1,091	418
Purchase of treasury stock	(4,420)	-
Payments on debt	-	(152,800)
Payments on capital leases	(935)	-
Funds received (used) for the benefit of members	22,589	(341)
Net cash provided by (used in) financing activities	18,325	(152,723)
Cash and cash equivalents:
Decrease during the period	(67,116)	(10,704)
Balance at beginning of year	1,158,131	1,181,922
Balance at end of period	$1,091,015	$1,171,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$35,686	$58,489
Cash paid for interest	$183	$2,642
Equipment acquired through capital leases	$8,868	$559

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, focusing on Medicaid and Medicare, including health plans for families, children, and the aged, blind and disabled, serving approximately 2,200,000 members as of September 30, 2010. Our Medicaid plans include plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP generally provide assistance for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. Through our licensed subsidiaries, as of September 30, 2010, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio. Our Medicare plans include stand-alone prescription drug plans (“PDPs”) in our PDP segment and Medicare Advantage (“MA”) plans in our MA segment, which, following our exit of the Medicare private fee-for-service (“PFFS”) program on December 31, 2009, is comprised of Medicare coordinated care plans (“CCPs”). As of September 30, 2010, we offered our CCPs in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and our PDPs in 49 states and the District of Columbia.

Basis of Presentation

    The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K (“2009 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) in February 2010. In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period. Certain items in our financial statements have been reclassified from their prior year classifications to conform to our current year presentation. We have evaluated all material events subsequent to the date of these financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$42,916	$28,660	$(79,537)	$28,732
Denominator:
Weighted-average common shares outstanding — basic	42,411,455	41,849,749	42,313,973	41,771,713
Dilutive effect of:
Unvested restricted stock, restricted stock units and
performance stock units	244,024	348,539	-	175,149
Stock options	84,890	81,747	-	60,440
Weighted-average common shares outstanding — diluted	42,740,369	42,280,035	42,313,973	42,007,302

Net income (loss) per common share:
Basic	$1.01	$0.68	$(1.88)	$0.69
Diluted	$1.00	$0.68	$(1.88)	$0.68

            For the three months ended September 30, 2010 as well as the three and nine months ended September 30, 2009, certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended September 30, 2010, 102,000 restricted equity awards and 971,121 options with exercise prices ranging from $19.38 to $91.64 were excluded from diluted weighted-average common shares outstanding.  For the three and nine months ended September 30, 2009, 1,200,422 and 1,580,570 restricted equity awards, respectively, and 2,133,215 options with exercise prices ranging from $19.38 to $105.37 and 2,212,824 options with exercise prices ranging from $13.13 to $105.37, respectively, were excluded from diluted weighted-average common shares outstanding. Due to the net loss for the nine months ended September 30, 2010, the assumed exercise of 2,444,257 equity awards had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share.

Revenue Recognition

    Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our Medicare Advantage and PDP contracts with the Centers for Medicare & Medicaid Services (“CMS”) generally have terms of one year. In most cases we receive premiums in advance of providing services, and we recognize premium revenue during the period in which we are obligated to provide services to our members. We estimate, on an ongoing basis, the amount of member and state billings that may not be fully collectible. CMS and certain states employ a risk-adjustment model to the premiums we receive whereby the ultimate premium earned is based on the beneficiaries’ health status or the attainment of a specified medical benefits ratio (“MBR”) for the population during the contract term. Our MBR represents the ratio of our medical benefits expense to premiums earned. We estimate the amount of premium that would be returned, if any, based on historical trends, anticipated and actual MBRs and other factors. An allowance is established for the estimated amount of premiums that may not be collectible and a liability is established for premiums expected to be returned. The allowance has not been significant to premium revenue. The payment we receive monthly from CMS for our PDP program generally represents our bid amount for providing prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract. Premiums collected in advance of the period in which we are obligated to provide services to our members are deferred and reported as Unearned premiums in the accompanying Condensed Consolidated Balance Sheets and amounts that have not been received by the end of the period remain on the Condensed Consolidated Balance Sheets classified as Premium and other receivables.

    Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $26,289 and $64,311 at September 30, 2010 and December 31, 2009, respectively, and are included in Premium and other receivables on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $43,697 and $105,143 at September 30, 2010 and December 31, 2009, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

Premium Taxes Remitted to Governmental Authorities

   Certain state agencies place an assessment or tax on premiums (“Premium taxes”), which are remitted to us in the premium rates we receive and recorded as a component of revenue as well as administrative expense when incurred. In October 2009, the state of Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to Premium revenues and Selling, general and administrative expenses. However, effective July 1, 2010, the state of Georgia began assessing Premium taxes again on Medicaid premiums. During the three and nine months ended September 30, 2010, we were assessed and remitted taxes on premiums in Georgia, Hawaii, Missouri, New York and Ohio. Premium taxes for the three and nine months ended September 30, 2010 were $18,950 and $38,078, respectively. For the three and nine months ended September 30, 2009, Premium taxes were $26,790 and $80,112, respectively.

Goodwill and Intangible Assets

Our annual impairment test was performed as of the second quarter of 2010 and completed during the third quarter of 2010.  We assessed the book value of goodwill and other intangible assets using both the income and market approach, which utilizes certain assumptions and estimates, such as the discount factor and peer benchmarking, respectively, in estimating fair values.  We have determined that the fair value of our goodwill exceeds its carrying value, and as a result, there were no indications of additional impairment testing required as of September 30, 2010.

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

2. SEGMENT REPORTING

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Previously, we reported two operating segments, Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.  Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD and state-based programs that are not part of the Medicaid program, such as CHIP and FHP for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits.

Our MA segment consists of MA plans, which, following our exit from the PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to original Medicare fee-for-service, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

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

Balance sheet, Investment and other income, and Other expense details by segment have not been disclosed, as they are not reported internally by us. A summary of financial information for our reportable operating segments, as well as a reconciliation to Income (loss) before income taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Premium revenue:
Medicaid	$854,893	$814,111	$2,464,624	$2,437,048
Medicare Advantage	331,338	660,009	1,012,366	2,142,921
PDP	199,643	191,911	600,279	665,840
Total premium revenue	1,385,874	1,666,031	4,077,269	5,245,809

Medical benefits expense:
Medicaid	743,169	710,310	2,133,225	2,091,908
Medicare Advantage	260,890	550,130	795,906	1,762,118
PDP	143,048	159,753	506,739	623,184
Total medical benefits expense	1,147,107	1,420,193	3,435,870	4,477,210

Gross margin:
Medicaid	111,724	103,801	331,399	345,140
Medicare Advantage	70,448	109,879	216,460	380,803
PDP	56,595	32,158	93,540	42,656
Total gross margin	238,767	245,838	641,399	768,599

Investment and other income	2,299	1,614	7,506	8,375
Other expenses	(167,902)	(201,520)	(757,699)	(703,122)
Income (loss) before income taxes	$73,164	$45,932	$(108,794)	$73,852

3. EQUITY-BASED COMPENSATION

The compensation expense recorded related to our equity-based compensation awards, which correspondingly also increased Paid-in capital, for the three months ended September 30, 2010 and 2009 was $6,176 and $10,534, respectively, and $8,655 and $29,776 for the nine months ended September 30, 2010 and 2009, respectively.

Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our estimated forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures. Our forfeiture rate assumptions vary by equity award type. For stock options issued subsequent to December 31, 2005, we increased our forfeiture rates from 28% to 40% effective June 30, 2010 to reflect actual historical and expected cancellations of unvested options due to a higher than previously estimated level of employee attrition and terminations. The differential in forfeiture rates, when applied retrospectively, resulted in an expense reversal of approximately $4,955 recorded in the second quarter of 2010 and is included in Equity-based compensation expense for the nine months ended September 30, 2010.

Under the 2004 Equity Incentive Plan, we granted shares to a former executive, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The earnings per share target for the first performance period was achieved. However, in accordance with the separation agreement between the former executive and us, issuance of those shares was subject to certain conditions that we have determined have not been, and are unlikely to be, met. Accordingly, the previously recorded compensation cost of $4,683 was reversed during the first quarter of 2010 and is included in Equity-based compensation expense for the nine months ended September 30, 2010.

A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2010 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2010	1,339,981	$ 29.30	1,919,535	$ 35.26
Granted	233,020	29.29	109,071	29.56
Exercised	-	-	(64,042)	17.98
Vested	(383,762)	30.47	-	-
Forfeited and expired	(199,756)	31.47	(509,790)	42.34
Outstanding at September 30, 2010	989,483	28.46	1,454,774	33.13

Exercisable at September 30, 2010			1,061,104	35.23
Vested and expected to vest as of September 30, 2010			1,316,096	34.13

As of September 30, 2010, there was $30,435 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years.

Performance Stock Units

During 2010, the Compensation Committee of the Board of Directors awarded 175,389 Performance Stock Unit Awards (the “2010 PSU Awards”) under the 2004 Equity Incentive Plan to certain of our key employees, including executive officers. The 2010 PSU Awards vest in March 2013 and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; accordingly, these awards do not have an accounting grant date. The 2010 PSU Awards ultimately expected to vest will be recognized as expense over the service period based on estimated progress towards the performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs assumes that targets will be met and was $448 and $691 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, there was $2,830 of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of 2.5 years.

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

Our balance sheet includes the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable and amounts accrued related to the investigation resolution discussed in Note 7 to these Condensed Consolidated Financial Statements. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments include $46,150 and $57,000 of municipal note investments with an auction reset feature (“auction rate securities”), at par value, as of September 30, 2010 and December 31, 2009, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Auctions for these auction rate securities continued to fail during the nine months ended September 30, 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored.  Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance as of September 30, 2010 and December 31, 2009, were as follows:

		Fair Value Measurements at September 30, 2010:
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	September 30,	Identical Assets	Observable	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$ 40,559	$ 40,559	$ -	$ -
Auction rate securities	42,742	-	-	42,742
Corporate debt and other securities	30,621	30,621	-	-
Other municipal variable rate bonds	5,625	5,625	-	-
Total investments	$ 119,547	$ 76,805	$ -	$ 42,742
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$ 27,571	$ 27,571	$ -	$ -
Certificates of deposit	1,053	1,053	-	-
U.S. Government securities	22,294	22,294	-	-
Money market funds	73,776	73,776	-	-
Total restricted investments	$ 124,694	$ 124,694	$ -	$ -

Amounts accrued related to investigation resolution(1)	$ 331,250	$ 331,250	$ -	$ -
____________

(1) This amount is included in the short- and long-term portions of Amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of September 30, 2010.

		Fair Value Measurements at December 31, 2009:
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	December 31,	Identical Assets	Observable	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$ 58,907	$ 58,907	$ -	$ -
Auction rate securities	51,710	-	-	51,710
Other municipal variable rate bonds	3,815	3,815	-	-
Total investments	$ 114,432	$ 62,722	$ -	$ 51,710
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$ 4,651	$ 4,651	$ -	$ -
Certificates of deposit	1,051	1,051	-	-
U.S. Government securities	20,975	20,975	-	-
Money market funds	103,873	103,873	-	-
Total restricted investments	$ 130,550	$ 130,550	$ -	$ -

Amounts accrued related to investigation resolution(1)	$ 58,397	$ -	$ 58,397	$ -
____________
(1) This amount is included in the short- and long-term portions of Amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of December 31, 2009.

            The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) for the three and nine months ended September 30, 2010 and September 30, 2009.

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Beginning balance	$ 42,477	$ 51,710
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income(a)	265	1,882
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3(b)	-	(10,850)
Ending balance at September 30, 2010	$ 42,742	$ 42,742

____________
(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $265 and $1,882 to Accumulated other comprehensive loss for the three and nine months ended September 30, 2010, respectively. The increase in unrealized gain was driven by stabilization and improvement within the municipal bond market throughout 2010.

(b)
Auction rate securities in the amount of $6,300 and $4,550 were redeemed by the issuer at par in March and May 2010, respectively. Accordingly, we recorded an adjustment to the fair market valuation of these auction rate securities during the first and second quarter of 2010.

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Beginning balance	$ 51,488	$ 54,972
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains in other comprehensive income(a)	1,813	2,729
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3(b)	-	(4,400)
Ending balance at September 30, 2009	$ 53,301	$ 53,301
____________
(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,813 and $2,729 to Accumulated other comprehensive loss for the three and nine months ended September 30, 2009, respectively. The increase in unrealized gain was driven by the stabilization and improvement within the municipal bond market during 2009.

(b)
A $4,400 auction rate security was redeemed by the issuer at par in February 2009. Accordingly, we recorded an adjustment to the fair market valuation of this auction rate security during the first quarter of 2009.

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

As of September 30, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

6. INCOME TAXES

    We file our income tax returns in the U.S. federal jurisdiction and various states. The U.S. Internal Revenue Service recently completed its "limited scope" examination of our federal income tax return for the 2008 tax year with no significant changes to our tax return. We are still undergoing state examinations for the 2004-2007 tax years in which disputes with state taxing authorities have yet to be resolved. We currently believe that none of these disputes, when finally concluded, will have a material adverse effect on our financial position, results of operations or cash flows.

    Our effective income tax rate on pre-tax income for the three months ended September 30, 2010 was 41.3% compared to 37.6% on pre-tax income for the three months ended September 30, 2009.  Our effective income tax rate on pre-tax loss for the nine months ended September 30, 2010 was 26.9%, which was lower than the statutory tax rate primarily due to limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters as well as certain executive compensation costs.  Additionally, in 2010, certain investigation-related costs that were originally believed to be non-deductible for tax purposes during 2009, were ultimately identified as tax deductible and are reflected in our effective tax rate for the nine months ended September 30, 2010.  Our effective tax rate on pre-tax income for the nine months ended September 30, 2009 was 61.1%, which was higher than the statutory tax rate due primarily to non-deductible costs incurred in conjunction with resolving certain investigation-related matters.

    We have reclassified deferred taxes on uncertain tax positions from Other assets to non-current Deferred income tax assets on our Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

7. COMMITMENTS AND CONTINGENCIES

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

On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened. Those complaints are now publicly available. In October 2010, the USAO filed a motion in one of the qui tam matters seeking a temporary stay of discovery.

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

We have discounted the total liability of $137,500 for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $136,345 at September 30, 2010.  Approximately $32,081 and $104,264 has been included in the current and long-term portions, respectively, of Amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of September 30, 2010. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

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

In April 2010, the Lead Plaintiffs filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed through December 2010.

On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement are being documented in a formal settlement agreement that will be subject to approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52,500 within thirty business days following the Federal Court’s preliminary approval of the settlement and $35,000 by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425,000 that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200,000.  We have discounted the $200,000 liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $194,905 at September 30, 2010.  Approximately $85,520 and $109,385 have been included in the current and long-term portions, respectively, of Amounts accrued related to investigation resolution in our Condensed Consolidated Balance Sheet as of September 30, 2010. There can be no assurance that the settlement will be finalized and approved and the actual outcome of this matter may differ materially from the terms of the settlement.

Derivative Lawsuits

As previously disclosed, in connection with our government investigations, five putative stockholder derivative actions were filed between October and November 2007. Four of these actions were asserted against directors Kevin Hickey and Christian Michalik, our current directors who were directors prior to 2007, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moskowski, and former director and officer Todd Farha. These actions also name us as a nominal defendant. Two of these actions were filed in the Federal Court and two actions were filed in the Circuit Court for Hillsborough County, Florida (the “State Court”). The fifth action, filed in the Federal Court, asserts claims against directors Robert Graham, Kevin Hickey and Christian Michalik, our current directors who were directors at the time the action was filed, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski,former director and officer Todd Farha, and former officers Paul Behrens and Thaddeus Bereday. A sixth derivative action was filed in January 2008 in the Federal Court and asserted claims against all of these defendants except Robert Graham. All six of these actions contend, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the derivative cases and to take such action with respect to these claims as the Special Litigation Committee determines to be in our best interests. In November 2009, the Special Litigation Committee filed a report with the Federal Court determining, among other things, that we should pursue an action against three of our former officers. In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants and to realign us as a plaintiff for purposes of pursuing claims against former officers Messrs. Farha, Behrens and Bereday.

In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action have agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative shareholder derivative actions also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we have paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688. This amount has been included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of September 30, 2010. In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our shareholders. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al. In July 2010, the Federal Court stayed discovery through December 2010.  In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"), which was dismissed for lack of jurisdiction in October 2010.  The defendants have moved for reconsideration of the Court of Appeals' order of dismissal.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court. Under the terms of Stipulation II, the plaintiffs in the state action agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, we have paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $563. This amount was included in the Other accrued expenses and liabilities line item in our Condensed Consolidated Balance Sheet as of September 30, 2010. The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a notice of appeal in this matter, which remains pending.

In October 2010, we filed a motion for leave to file an amended complaint against Mr. Farha in the State Court action and a new lawsuit in Federal Court against Messrs. Behrens and Bereday, stating claims for breach of contract and breach of their fiduciary duties.

Other Lawsuits and Claims

In October 2009, an action was filed against us in the Court of Chancery of the State of Delaware ("Court of Chancery") entitled Behrens, et al. v. WellCare Health Plans, Inc. in which the plaintiffs, Messrs. Behrens, Bereday, and Farha, seek an order requiring us to pay their respective expenses, including attorney fees, in connection with litigation and investigations in which the plaintiffs are involved by reason of their service as our directors and officers. Plaintiffs further challenge our right, prior to advancing such expenses, to first submit their expense invoices to our directors’ and officers’ insurance carrier for their preliminary review and evaluation of the adequacy of the description of services in the invoices and of the reasonableness of those expenses. We have reached an agreement to resolve this matter and will continue to pay their respective expenses, including attorney fees, under certain terms, in connection with the investigations and litigation.  Pursuant to the terms of this agreement, in September 2010, the Court of Chancery entered a partial consent judgment and order which governs the terms under which we must continue to pay Messrs. Behrens, Bereday and Farha's respective expenses.

Separate and apart from the legal matters described above, we are also involved in other legal actions that are in the normal course of our business, including, without limitation, provider disputes regarding payment of claims and disputes relating to the performance of contractual obligations with state agencies, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We currently believe that none of these actions, when finally concluded and determined, will have a material adverse effect on our financial position, results of operations or cash flows.

Directors and Officers Insurance Recovery

In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate settlement of $32,500,  $7,400 of which was previously received under the policy and recorded in prior periods in satisfaction of the $45,000 face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10,000 face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded $25,100 and $25,800 during the three and nine months ended September 30, 2010, respectively, of expected insurance proceeds as a reduction to Selling, general and administrative expenses.  Of this amount, $19,650 was received as of September 30, 2010 with the remaining $6,150 included in the Prepaid expenses and other current assets line item in our Condensed Consolidated Balance Sheet as of September 30, 2010. The remaining $6,150 was collected in October 2010. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“2010 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and in Part II, Item 1A of this 2010 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations or prospects could be materially adversely affected. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

Executive Summary

We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.2 million members as of September 30, 2010. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and partner with our providers and government clients, while managing our ongoing operations. Our strategic priorities for 2010 include improving health care quality and access for our members, ensuring a competitive cost position and committing to prudent and profitable growth. We continue to work closely with providers and government clients to further enhance health care delivery and to improve the quality of, and enhance access to, government health care services for our members. Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses. We are also focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

General Economic and Political Environment

The current economic and political environment is affecting our business in a number of ways, as more fully described throughout this 2010 Form 10-Q.

Premium Rates and Payments

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. We experienced rate increases in most of our Medicaid markets during the third quarter, including net increases of approximately 2.5-3.0% in Florida effective September 1, 2010 and 1.5-2.0% in Georgia effective July 1, 2010, that were below medical cost trends. Hawaii program rate increases, which we believe have improved the stability of the program, also were effective July 1, 2010.  New York program rate increases were also implemented during the third quarter that were effective April 1, 2010.  Although premiums are generally contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states. In particular, the State of Georgia recently passed legislation mandating that payment for Medicaid premiums in that state be made at the end of the month in which services are provided.  Although this legislation becomes effective in June 2011, the State of Georgia has already implemented this change. Prior to this change, such payments were made at the beginning of each month. Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future. Separately, the Centers for Medicare & Medicaid Services (“CMS”) implemented a reduction in Medicare Advantage (“MA”) reimbursements of 1.6% for 2011.  We expect the reduction in 2011 MA rates will be outpaced by medical cost trends, placing continued importance on ongoing improvements in administrative costs and effective medical cost initiatives.

In 2009, as part of the American Recovery and Reinvestment Act, Congress increased the Federal Medical Assistance Percentages (“FMAP”), temporarily increasing federal funding for state Medicaid programs. The policy rationale was to help relieve states’ fiscal problems in the face of declining revenues and rising Medicaid enrollments due to the economic downturn. The enhanced FMAP was set to expire at the end of 2010. The Senate and House of Representatives have separately passed legislation extending additional enhanced FMAP funding through June 2011.

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

Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government will issue regulations and guidance on implementing the 2010 Acts.  Because final rules and guidance on key aspects of the legislation have not yet been promulgated by the government regulators, the impact of the 2010 Acts is still unknown. We believe that revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member premiums, particularly with respect to MA plans.

 The 2010 Acts include a number of changes to the way MA plans will operate in the future such as: deriving premium payments based on quality scores, establishing minimum medical loss ratios and new taxes and assessments. As part of the health care reform legislation, MA payment benchmarks for 2011 were frozen at 2010 levels.  Beginning in 2012, MA plan premiums will be tied to quality measures and based on a CMS “5-star rating system.” This rating system will allow an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of our quality score, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members. Beginning in 2014, MA plans with medical loss ratios below the targets prescribed will be required to return premiums to CMS each year. Guidance on calculating the minimum medical loss ratio has not yet been determined. These rules will include defining which expenses should be classified as medical expense for the calculation, such as utilization management; which taxes, fees and assessments will be excluded from premium; the period over which the ratio will be calculated; and whether the calculation will be on a whole company or some type of disaggregated basis. Given the significance of this portion of the new legislation and the lack of definitive guidance from the respective government agencies, we are not able to project fully the impact of the minimum medical loss ratio on our operating results and cash flows.

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

The 2010 Acts also include an annual assessment on the insurance industry beginning in 2014. The legislation anticipates that the $8 billion insurance industry assessment is likely to increase in subsequent years. Due to the lack of regulations and guidance, we are unable to project the impact this additional tax will have on our operating results and cash flows.

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

During 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrolling members into, all lines of our Medicare business from March until the sanction was released in November. As a result of the sanction, we were not eligible to receive auto-assignment of low-income subsidy (“LIS”) dual-eligible beneficiaries into our prescription drug plans (“PDP”) for January 2010 enrollment. We received auto-assignment of such members in subsequent months, although such assignments were at levels well below the level we typically experience in the month of January.

Based on the outcome of our 2011 PDP bids, which resulted in our plans being below the benchmarks in 20 of the 34 CMS regions, up from 19 regions in 2010, we will be eligible for auto-assignment of LIS beneficiaries in those 20 regions for January 2011 enrollment.

A number of states in which we operate held gubernatorial elections on November 2, 2010. Administration changes occurred in nearly all of our current Medicaid markets. Once sworn in, new governors may seek changes to the Medicaid program which could positively or adversely impact our operations, enrollment, premiums or earnings.

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

    In June 2010 we announced that we had reached a preliminary agreement (the “Preliminary Settlement”) with the United States Department of Justice’s Civil Division (the “Civil Division”) to settle its inquiries. The Preliminary Settlement is subject to, among other things, completion of an executed written settlement agreement and other government approvals. Pursuant to the terms of the Preliminary Settlement we would agree to, among other things, pay the Civil Division a total of $137.5 million, for which the first installment will be due after an agreement has been executed and three subsequent installments will be paid over a period of up to 36 months after the date of that executed agreement plus interest at the rate of 3.125% per year. We have discounted the total liability of $137.5 million for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $136.3 million at September 30, 2010.  There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

    In April 2010, the Lead Plaintiffs in the putative class action complaints filed against us in 2007 entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed until December 2010.  On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement will be documented in a formal settlement agreement which is subject to approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52.5 million within thirty business days following the Federal Court’s preliminary approval of the settlement and $35.0 million by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425.0 million that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25.0 million.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200.0 million.  We have discounted the $200.0 million liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $194.9 million at September 30, 2010.   There can be no assurances that the ultimate resolution of this matter will not have a material adverse effect on our financial position, results of operations or cash flow.

Investigation-Related Costs

We have expended significant financial resources in connection with the investigations and related matters. Since the inception of these investigations through September 30, 2010, we have incurred a total of approximately $193.0 million for administrative expenses associated with, or consequential to, these governmental and Company investigations specifically for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses, prior to any insurance recoveries.  In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate settlement of $32.5 million, of which $7.4 million previously received under the policy and recorded in prior periods in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10.0 million face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. We expect to continue incurring additional costs in connection with the resolution of these matters including shareholder actions and compliance with the previously disclosed Deferred Prosecution Agreement we entered in May 2009 with the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices and related matters during its term. We can provide no assurance that such costs will not be significant or increase in the future. We currently maintain directors and officers liability insurance in the amount of $175.0 million for other matters not addressed above.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Previously, we reported two operating segments, Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.

We use three measures to assess the performance of our reportable business segments: premium revenue, medical benefits ratio (“MBR”) and gross margin. Our MBR represents the ratio of our medical benefits expense to premiums earned. Our gross margin is defined as our premium revenue less our medical benefits expense.

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
Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. In most of our markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

Gross Margin and Medical Benefits Ratio

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to claims incurred but not reported (“IBNR”). Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. See “Critical Accounting Estimates” below. We use gross margin and MBRs both to monitor our management of medical benefits and medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting policies relating to revenue recognition, medical benefits payable and medical benefits expense, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed these policies from those previously disclosed in our 2009 Form 10-K. Our critical accounting estimates relating to medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2010, is discussed below. Additionally, we continually assess our estimates related to goodwill and intangible assets, which is discussed in further detail below. There were no significant changes to the other critical accounting estimates disclosed in our 2009 Form 10-K.

 Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Condensed Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement of $53.9 million and $53.0 million, and estimates for IBNR of $649.8 million and $749.5 million, as of September 30, 2010 and December 31, 2009, respectively.

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of September 30, 2010 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the most recent nine months at September 30, 2010 were decreased by 1%, our net income would decrease by approximately $42.2 million. If the completion factors were increased by 1%, our net income would increase by approximately $41.3 million.

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

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting medical cost trend. Differences in our financial statements between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense and resulting MBR in such periods.

    In establishing our estimate of reserves for IBNR at each reporting period, we use standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors, which vary by business segment, to determine an estimate of the base reserve. Actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve, for which the model is not intended to account. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR reserve. The provision for moderately adverse conditions is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would affect (increase) current period net income only to the extent that the current period provision for moderately adverse conditions is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

For the three months ended September 30, 2010, medical benefits expense was impacted by approximately $4.1 million of net unfavorable development related to prior periods, which includes approximately $6.9 million of favorable development related to prior fiscal years that was more than offset by $11.0 million of unfavorable development that related to earlier periods in 2010. For the nine months ended September 30, 2010, medical benefits expense was impacted by approximately $39.1 million of net favorable development related to prior years. For the three months ended September 30, 2009, medical benefits expense was impacted by approximately $5.3 million of net unfavorable development related to prior periods, which included approximately $4.9 million of favorable development related to prior fiscal years that was more than offset by $10.2 million of unfavorable development that related to earlier periods in 2009. For the nine months ended September 30, 2009, medical benefits expense was impacted by approximately $51.0 million of net favorable development related to prior years. The net favorable prior year developments in the 2010 periods are primarily associated with the exit of our PFFS product on December 31, 2009.  The unfavorable development recognized in the three months ended September 30, 2010 relating to earlier periods in 2010 was primarily due to higher than expected medical services that were not discernable until the impact became clearer over time as claim payments were processed. The net amount of prior period developments in the 2009 periods was primarily attributable to pricing assumptions, early durational effect favorability, the volatility associated with our new and small blocks of MA business, which were converted from the loss ratio methodology to the development factor methodology in 2009 (both methodologies are recognized methods for estimating claim reserves in accordance with actuarial standards of practice), the recovery by us of claim overpayments on our PFFS product that exceeded our estimates and better than expected demographic mix of membership. The factors impacting the changes in the determination of reserve balances discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Our annual impairment test was completed during the third quarter of 2010. We assessed the book value of goodwill and other intangible assets and have determined that the fair value of our goodwill exceeds its carrying value, and as a result, there were no indications of additional impairment testing required as of September 30, 2010.

    In addition, we have evaluated the intangible assets in connection with our PFFS exit on December 31, 2009, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets have not been impaired as of September 30, 2010.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Summary of Financial Information:

The following tables set forth data from our Condensed Consolidated Statements of Operations, as well as other key data used in our results of operations discussion. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

Condensed Consolidated Statement	Three Months Ended September 30,		Nine Months Ended September 30,
of Operations Data:	2010	2009	2010	2009
Revenues:
Premium	$1,385.9	$1,666.0	$4,077.3	$5,245.8
Investment and other income	2.3	1.6	7.5	8.4
Total revenues	1,388.2	1,667.6	4,084.8	5,254.2
Expenses:
Medical benefits	1,147.1	1,420.2	3,435.9	4,477.2
Selling, general and administrative	161.7	195.6	739.7	682.6
Depreciation and amortization	6.1	5.9	17.8	17.5
Interest	0.1	0.0	0.2	3.1
Total expenses	1,315.0	1,621.7	4,193.6	5,180.4
Income (loss) before income taxes	73.2	45.9	(108.8)	73.8
Income tax expense (benefit)	30.3	17.3	(29.3)	45.1
Net income (loss)	$42.9	$28.6	$(79.5)	$28.7

Net income (loss) per common share:
Basic	$1.01	$0.68	$(1.88)	$0.69
Diluted	$1.00	$0.68	$(1.88)	$0.68

Consolidated MBR	82.8%	85.2%	84.3%	85.3%

Summary of Consolidated Financial Results:

Membership

Membership:	September 30, 2010	June 30, 2010	September 30, 2009
Medicaid	1,328,000	1,328,000	1,322,000
MA	116,000	115,000	240,000
PDP	756,000	741,000	768,000
Total Membership	2,200,000	2,184,000	2,330,000

As of September 30, 2010, we served approximately 2,200,000 members; a decrease of 130,000 members from the 2,330,000 members we served as of September 30, 2009. The overall membership decrease was due primarily to our December 31, 2009 exit from our PFFS product, which accounted for 101,000 MA members as of September 30, 2009, as well as a decline in MA CCP and PDP membership.  However, membership in our MA CCP segment increased slightly from 115,000 at June 30, 2010, which reflects the strengthening throughout 2010 of our sales process and results.  The 2009 CMS Medicare marketing sanction, which was lifted in November 2009, made us ineligible to receive auto-assignments of low-income subsidy, dual-eligible beneficiaries into our PDP plans for January 2010 enrollment.  We received auto-assignments of such members in subsequent months, although such assignments were below the level we typically experience in the month of January. However, membership increased from 741,000 at June 30, 2010, and we anticipate modest membership growth through the remainder of 2010, primarily driven by the auto-assignment of LIS dual-eligible beneficiaries. For 2011, we are targeting membership growth for both our MA and PDP segments.

Premium Revenue

Premium revenue for the three months ended September 30, 2010 decreased $280.1 million, or 16.8%, to $1,385.9 million from $1,666.0 million for the same period in the prior year. For the nine months ended September 30, 2010, premium revenues decreased $1,168.5 million, or 22.3%, to $4,077.3 million from approximately $5,245.8 million for the same period in the prior year. The decrease in premium revenue is primarily attributable to the decline in membership in our PDP and MA segments, with the exit from our PFFS product accounting for the majority of MA segment premium reductions. In addition, the State of Georgia eliminated the Medicaid premium tax in October 2009, which reduced our premium by a commensurate amount.  We became subject to a premium tax in July 2010 and received a proportionate rate increase. The premium tax rate as of July 2010 was lower than the rate in effect prior to October 2009.

Investment and Other Income

Investment and other income for the three months ended September 30, 2010 increased $0.7 million, or 43.8%, compared to the same period in the prior year. The increase is attributed to shifting our investment portfolio during the quarter from tax-exempt to taxable investments, which typically generates a higher yield, and from other income derived primarily from co-payments collected on member prescriptions and sales of prescriptions to non-members that can vary each period.  For the nine months ended September 30, 2010, investment and other income decreased $0.9 million, or 10.7%, compared to the same period in the prior year. The decrease was primarily due to reduced market rates on lower average cash and investment balances, partially offset by the increase in other income described above.

Medical Benefits Expense

Medical benefits expense for the three months ended September 30, 2010 decreased $273.1 million, or 19.2%, to $1,147.1 million from $1,420.2 million for the same period in the prior year. For the nine months ended September 30, 2010, medical benefits expense decreased $1,041.3 million, or 23.3%, to $3,435.9 million from $4,477.2 million for the same period in the prior year. The decrease in medical benefits expense for both the three and nine months ended September 30, 2010 is primarily due to the exit from our PFFS product,  the decline in membership and premiums, as well as improved performance in our PDP segment. The consolidated MBR was 82.8% and 85.2% for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the consolidated MBR was 84.3% compared to 85.3% for the same period in the prior year. The decline in MBR for the three and nine months ended September 30, 2010 compared to the same periods in the prior year is primarily due to the exit from our PFFS product, improved performance of our MA and PDP segments and the change in the premium tax assessment associated with the Georgia Medicaid program.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as: settlement accruals and related fair value accretion, legal fees and other similar costs; net of $25.1 million and $25.8 million of D&O insurance recoveries in the three and nine months ended September 30, 2010, respectively, related to the putative class action complaints.  We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related and litigation resolution costs because they are not believed to be indicative of long-term business operations.  A summary of these investigation-related resolution costs and a reconciliation of SG&A expense, including and excluding such costs, are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

SG&A expense	$161.7	$195.6	$739.7	$682.6
Adjustments:
Litigation resolution costs	(3.1)	(0.5)	(251.5)	(60.2)
Investigation-related administrative
costs, net of D&O insurance policy
recovery	10.5	(9.0)	1.1	(32.9)
Net investigation-related and
litigation resolution costs	7.4	(9.5)	(250.4)	(93.1)
Adjusted SG&A expense	$169.1	$186.1	$489.3	$589.5

Excluding the investigation-related and litigation resolution costs, our SG&A expense decreased by $17.0 million, or 9.1%, and $100.2 million, or 17.0%, during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for both periods resulted from the exit of our PFFS product, the change in the premium tax assessment associated with the Georgia Medicaid program as well as gains in operating efficiency, offset in part by increased costs for MA CCP marketing and infrastructure investments and severance costs associated with our organizational realignment announced in the quarter.

Our SG&A expense as a percentage of revenue (“SG&A ratio”) was 11.6% for the three months ended September 30, 2010 compared to 11.7% for the same period in the prior year. For the nine months ended September 30, 2010, our SG&A ratio was 18.1% compared to 13.0% for the same period in the prior year. After excluding the investigation-related and litigation resolution costs, our SG&A ratio for the three and nine months ended September 30, 2010 was 12.2% and 12.0%, respectively, compared to 11.2% for both the three and nine months ended September 30, 2009. Our SG&A ratio increased for both the three and nine months ended September 30, 2010 mainly due to a lower revenue base in 2010 resulting from the exit from our PFFS product and lower MA CCP marketing costs in 2009 due to the CMS marketing sanction, partially offset by the factors reducing our SG&A expense discussed above. We will continue to evaluate our operations in order to achieve our long-term target of an administrative expense ratio in the low 10% range, excluding premium taxes. We anticipate making progress toward this target throughout 2011.  However, we anticipate that our fourth quarter SG&A ratio will be seasonally higher due to Medicare enrollment marketing.

Income Tax Expense (Benefit)

    Income tax expense for the three months ended September 30, 2010 was $30.3 million compared to $17.3 million for the same period in the prior year, with an effective tax rate of 41.3% and 37.6% for the three months ended September 30, 2010 and 2009, respectively. The income tax benefit on pre-tax loss for the nine months ended September 30, 2010 was $29.3 million with an effective tax rate of 26.9%. Our effective income tax rate for the nine-months ended September 30, 2010 was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters and certain executive compensation costs, partially offset by certain investigation-related costs that were originally believed to be non-deductible for tax purposes during 2009 that were ultimately identified as tax deductible in 2010.   Our income tax expense on pre-tax income for the nine-months ended September 30, 2009 was $45.1 million with an effective tax rate of 61.1%. Our effective tax rate on pre-tax income for the nine months ended September 30, 2009 was primarily attributed to non-deductible costs incurred in conjunction with resolving certain investigation-related matters.

Net Income (Loss)

Net income for the three months ended September 30, 2010 was $42.9 million, compared to $28.6 million for the same period in 2009. For the nine months ended September 30, 2010, the net loss was $79.5 million compared to $28.7 million of net income for the same period in 2009. Investigation-related and litigation resolution costs amounted to a benefit of $5.0 million, net of tax, for the three months ended September 30, 2010 and an expense of $6.1 million, net of tax, for the three months ended September 30, 2009.  Excluding these investigation-related and litigation resolution costs, net income for the three months ended September 30, 2010 and 2009 was $37.9 million and $34.7 million, respectively.  The increase in net income for the three months ended September 30, 2010 compared to the same period in the prior year was primarily the result of improvement in our overall MBR and reduction of SG&A expenses. Investigation-related and litigation resolution costs amounted to an expense of  $163.3 million and $78.1 million, net of tax, for the nine months ended September 30, 2010 and 2009, respectively.  Excluding these investigation-related and litigation resolution costs, net income for the nine months ended September 30, 2010 and 2009 was $83.8 million and $106.8 million, respectively. The decrease in net income for the nine months ended September 30, 2010 compared to the same period in the prior year was mainly the result of the loss of gross margin from the withdrawal of our PFFS product, offset partially by our overall MBR improvement and SG&A expense reduction.

Reconciling Segment Results:

The following table reconciles our reportable segment results with our income (loss) before income taxes, as reported under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Segment Results Data:	2010	2009	2010	2009
Gross Margin:
Medicaid	$111.7	$103.8	$331.4	$345.1
Medicare Advantage	70.4	109.9	216.5	380.8
PDP	56.6	32.2	93.5	42.7
Total gross margin	238.7	245.9	641.4	768.6
Investment and other income	2.3	1.6	7.5	8.4
Other expenses	167.8	201.5	757.7	703.1
Income (loss) before income taxes	$73.2	$46.0	$(108.8)	$73.9

Medicaid Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Medicaid Segment Results Data:	2010	2009	2010	2009
Premium revenue	$854.9	$814.1	$2,464.6	$2,437.0
Medical benefits expense	743.2	710.3	2,133.2	2,091.9
Gross margin	$111.7	$103.8	$331.4	$345.1

Medicaid Membership:
Florida	418,000	412,000
Georgia	548,000	527,000
Other States	362,000	383,000
	1,328,000	1,322,000

Medicaid MBR	86.9%	87.2%	86.6%	85.8%

Medicaid premium revenue for the three months ended September 30, 2010 increased $40.8 million to $854.9 million from $814.1million for the same period in the prior year. Medicaid premium revenue for the nine months ended September 30, 2010 increased $27.6 million to $2,464.6 million from $2,437.0 million for the same period in the prior year. The increase in premium revenue for both periods was mainly due to rate increases implemented in most markets during the third quarter and membership growth in Georgia, partially offset by the change in the premium tax assessment associated with the Georgia Medicaid program and the decrease in membership in New York. New York program rates were effective April 1, 2010, therefore we recognized a $6.7 million benefit in the third quarter that was attributable to the second quarter impact of the retroactive rate action. Membership increased overall by approximately 6,000 members to 1,328,000 as of September 30, 2010, from 1,322,000 as of September 30, 2009.

Medicaid medical benefits expense for the three months ended September 30, 2010 increased $32.9 million to $743.2 million from $710.3 million from the same period in the prior year due mainly to increased membership and the impact of unfavorable reserve development experienced in 2010. Medicaid medical benefits expense for the nine months ended September 30, 2010 increased $41.3 million to $2,133.2 million from $2,091.9 million in the prior year due to the impact of favorable reserve development experienced in 2009 and medical cost inflation, partially offset by an improvement in MBR excluding the impact of prior period favorable reserve development experienced in 2009. The decrease in the Medicaid MBR for the three months ended September 30, 2010 was due to rate increases and medical cost initiatives, partially offset by the impact of the unfavorable reserve development experienced in 2010. The net unfavorable reserve development was mostly related to prior years and was primarily associated with provider and state customer agreements. The increase in Medicaid MBR for the nine months ended September 30, 2010 is mainly from the change in the Georgia premium tax assessment, premium increases during the past year that were below our medical cost trend and the impact of favorable reserve development experienced in 2009 that exceeded the favorable impact of the reserve development in 2010.

Medicare Advantage Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
MA Segment Results Data:	2010	2009	2010	2009
Premium revenue	$331.3	$660.0	$1,012.4	$2,142.9
Medical benefits expense	260.9	550.1	795.9	1,762.1
Gross margin	$70.4	$109.9	$216.5	$380.8

MA Membership	116,000	240,000

MA MBR	78.7%	83.4%	78.6%	82.2%

Our MA segment includes results from the PFFS product that we exited on December 31, 2009. MA premium revenue for the three months ended September 30, 2010 decreased $328.7 million to $331.3 million from $660.0 million for the same period in the prior year. MA premium revenue for the nine months ended September 30, 2010 decreased $1,130.5 million to $1,012.4 million from $2,142.9 million for the same period in the prior year. Membership decreased by approximately 124,000 members to 116,000 as of September 30, 2010, from 240,000 as of September 30, 2009. The decrease in MA premium revenue and membership was primarily attributable to the PFFS withdrawal and reduced MA CCP membership due to our inability to enroll new members during the 2009 CMS marketing sanction period. Correspondingly, MA gross margin for the three and nine months ended September 30, 2010 decreased by $39.5 million and $164.3 million, respectively, compared to the same periods in the prior year due to the decrease in premiums, partially offset by prior period favorable medical benefit reserve development related to the PFFS product. The decrease in the MA MBR for both the three and nine months ended September 30, 2010 was primarily related to the withdrawal of PFFS plans, which operated at an MBR above the segment average and the prior period favorable reserve development related to the PFFS product. We anticipate that the MBR will increase in 2011, absent the benefit experienced in 2010 related to the withdrawal of PFFS plans.

Prescription Drug Plan Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
PDP Segment Results Data:	2010	2009	2010	2009
Premium revenue	$199.6	$191.9	$600.3	$665.9
Medical benefits expense	143.0	159.7	506.8	623.2
Gross margin	$56.6	$32.2	$93.5	$42.7

PDP Membership	756,000	768,000

PDP MBR	71.7%	83.2%	84.4%	93.6%

PDP premium revenue for the three months ended September 30, 2010 increased $7.7 million to $199.6 million from $191.9 million for the same period in the prior year. PDP premium revenue increased during the three months ended September 30, 2010 due primarily to the decrease in the risk corridor payment to CMS. PDP premium revenue for the nine months ended September 30, 2010 decreased $65.6 million to $600.3 million from $665.9 million for the same period in the prior year. The decrease in PDP premium revenue during the nine months ended September 30, 2010 was due primarily to a decline in membership. Membership decreased by approximately 12,000 members to 756,000 as of September 30, 2010 from 768,000 as of September 30, 2009 as a result of the 2009 CMS marketing sanction which made us ineligible to receive auto-assignments into our PDP plan in January 2010.  However, membership increased from 741,000 at June 30, 2010, and we anticipate modest membership growth through the remainder of 2010, primarily driven by the auto-assignment of LIS, dual-eligible beneficiaries.

PDP MBR improved for both the three and nine months ended September 30, 2010 due to improved performance of the product. PDP gross margin for the three months ended September 30, 2010 increased $24.4 million to $56.6 million from $32.2 million for the same period in the prior year. PDP gross margin for the nine months ended September 30, 2010 increased $50.8 million to $93.5 million from $42.7 million for the same period in the prior year. The improvement in gross margin for both periods was due mainly to better overall performance of the Part D product, partially offset by the decrease in premiums. We will likely experience an increase in our PDP MBR in 2011.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see “Risk Factors” in Part 1 – Item 1A included in our 2009 Form 10-K and in Part II – Item 1A of this Form 10-Q.

 Cash Positions

            As of September 30, 2010, our consolidated cash and cash equivalents were approximately $1,091.0 million, our consolidated investments were approximately $119.5 million, our unregulated cash was approximately $198.2 million and our unregulated investments were approximately $2.7 million. As of December 31, 2009, our consolidated cash and cash equivalents were approximately $1,158.1 million, our consolidated investments were approximately $114.4 million, our unregulated cash was approximately $117.6 million and our unregulated investments were approximately $2.8 million.

During the three and nine months ended September 30, 2010, we received $20.7 million and $45.7 million, respectively, in dividends from our regulated subsidiaries, which increased our unregulated cash. We currently believe that we will be able to meet our known near-term monetary obligations and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations.

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

Statutory Capital and Surplus

Each of our HMO and insurance subsidiaries must maintain minimum levels of statutory capital in an amount determined by statute, regulation or order by the state insurance commissioner. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, or risk-based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners and are administered by the states. Each HMO and insurance company must submit a report of its capital and surplus and RBC level, if applicable, to the state insurance department at the end of each calendar year.  As of September 30, 2010, we believe our HMO and insurance subsidiaries are in compliance with all applicable statutory capital requirements and RBC requirements, where applicable.

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

As of September 30, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

Directors and Officers Insurance Recovery

In August 2010, we entered into an agreement and release with the carriers of our D&O liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate settlement of $32.5 million, of which $7.4 million previously received under the policy and recorded in prior periods in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10.0 million face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded the $25.1 million and $25.8 million during the three and nine months ended September 30, 2010, respectively, of insurance proceeds as a reduction to SG&A expenses at the time the agreement was executed.  Of this amount, $19.7 million was received as of September 30, 2010 and the remaining $6.1 million was collected in October 2010. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies. We currently maintain directors and officers liability insurance in the amount of $175.0 million for other matters not addressed above.

Auction Rate Securities

As of September 30, 2010, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These auction rate securities are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an investment grade credit rating. Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance and our ability and present intent to hold these securities until maturity or market stability is restored; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. In March and May 2010, auction rate securities in the amount of $6.3 million and $4.6 million, respectively, were called at par, at the option of the issuer.  We currently have the ability and present intent to hold our auction rate securities until maturity or market stability is restored with respect to these securities.

Overview of Cash Flow Activities

    For the nine months ended September 30, 2010 and 2009 our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	(In millions)
Net cash (used in) provided by operating activities	$(72.0)	$69.5
Net cash (used in) provided by investing activities	(13.5)	72.5
Net cash provided by (used in) financing activities	18.3	(152.7)

    Cash (used in) provided by Operating Activities:  Because we generally receive premiums in advance of payments of claims for health care services, we maintain balances of cash and cash equivalents pending payment of claims. Our net loss for the nine months ended September 30, 2010 was $79.5 million. Cash used in operations consisted of primarily a $98.9 million pay down of medical benefits payable, primarily the result of claim payments in 2010 relating to the PFFS product that we exited on December 31, 2009, unearned premiums that decreased $24.5 million and accounts payable and other accrued expenses that decreased $43.6 million, partially offset by the $19.0 million in D&O insurance proceeds collected during the third quarter.

    Cash (used in) provided by Investing Activities:  During the nine months ended September 30, 2010, investing activities consisted primarily of the purchases of additions to property and equipment totaling approximately $16.2 million.

Cash provided by (used in) Financing Activities:  Included in financing activities are funds held for the benefit of members, which increased approximately $22.6 million as of September 30, 2010. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members that normally fluctuate.

Contractual Obligations

In June 2010, we announced that we reached a Preliminary Settlement with the Civil Division to settle its inquiries for $137.5 million.  In August 2010, we reached an agreement with the Lead Plaintiffs on the material terms of a settlement to resolve the putative class action complaints filed against us for $200.0 million.  Both of these settlements stipulate contractual installment payments. For further information on these settlement agreements, please refer to “Financial Impact of Government Investigations and Litigation” discussed earlier in this Item 2. Other than these agreements, there have been no other material changes related to our contractual obligations from the information we provided in our 2009 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2010, we had cash and cash equivalents of $1,091.0 million, investments classified as current assets of $72.7 million, long-term investments of $46.8 million and restricted investments on deposit for licensure of $124.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Long-term restricted assets consist of cash and cash equivalents deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the long-term nature of the states’ requirements. The restricted investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term pricing nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1.0% increase in market interest rates at September 30, 2010 the fair value of our fixed income short-term investments would increase by less than $0.1 million. Similarly, a 1.0% decrease in market interest rates at September 30, 2010 would result in a decrease of the fair value of our short-term investments of less than $0.8 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the leadership and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2010 Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information relating to legal proceedings, including a description of the status of ongoing investigations, actions and lawsuits arising from, or consequential to, these investigations is discussed in our 2009 Form 10-K and our Form 10-Q for the first and second quarters of 2010. Set forth below are the material developments that occurred since the end of second quarter 2010.

 Government Investigations

As previously disclosed, in October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of the pending civil inquiry, it is investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.   Also as previously disclosed, on June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the United States Attorney's Office for the Middle District of Florida (the "USAO"), and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened. Those complaints are now publicly available.  In October 2010, the USAO filed a motion in one of the qui tam matters seeking a temporary stay of discovery.

Putative Class Action Complaints

In April 2010, the Lead Plaintiffs in the putative class action complaints filed against us in 2007 entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. In July 2010, the Federal Court granted the United States’ motions and ordered that discovery be stayed through December 2010.

On August 6, 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve this matter.  The terms of the settlement are being documented in a formal settlement agreement that will be subject to approval by the Federal Court following notice to all class members.  The settlement provides that we will make cash payments to the class of $52.5 million within thirty business days following the Federal Court’s preliminary approval of the settlement and $35.0 million by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425.0 million that are senior to the bonds, the bonds shall accelerate as to payment and be redeemed.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25.0 million.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement will also provide that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200.0 million.  We have discounted the $200.0 million liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $194.9 million at September 30, 2010.  There can be no assurance that the settlement will be finalized and approved and the actual outcome of this matter may differ materially from the terms of the settlement.

Derivative Lawsuits

As previously disclosed, the United States District Court for the Middle District of Florida approved the Stipulation of Partial Settlement and granted our motion to dismiss the director defendants and realigned us as the plaintiff in the pending federal derivative action in July 2010. The case is now styled as WellCare v. Farha, et al. In July 2010, the Federal Court stayed discovery through December 2010. In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"), which was dismissed for lack of jurisdiction in October 2010. The defendants have moved for reconsideration of the Court of Appeals' order of dismissal.

Also as previously disclosed, the Circuit Court for Hillsborough County, Florida approved the Stipulation of Partial Settlement and granted our motion to dismiss the director defendants and realigned us as the plaintiff in the pending state derivative action in June 2010. In July 2010, Mr. Farha filed a notice of appeal in this matter, which remains pending.

In October 2010, we filed a motion for leave to file an amended complaint against Mr. Farha in the State Court action and a new lawsuit in Federal Court against Messrs. Behrens and Bereday, stating claims for breach of contract and breach of their fiduciary duties.

Item 1A. Risk Factors.

Set forth below is an update of material changes to the risk factors disclosed in “Part I – Item 1A – Risk Factors” of our 2009 Form 10-K.

Recently enacted health legislation is expected to bring about significant reform to the American health care system; and present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

In March 2010, President Obama signed the 2010 Acts. We believe these laws will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers.

Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government will issue regulations and guidance on implementing the 2010 Acts.  Because final rules and guidance on key aspects of the legislation have not yet been promulgated by the government regulators, the impact of the 2010 Acts is still unknown. We believe that revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member premiums, particularly with respect to MA plans.

The 2010 Acts include a number of changes to the way MA plans will operate in the future such as: deriving premium payments based on quality scores, establishing minimum medical loss ratios and new taxes and assessments. As part of the health care reform legislation, MA payment benchmarks for 2011 were frozen at 2010 levels.  Beginning in 2012, MA plan premiums will be tied to quality measures and based on a CMS “5-star rating system.” This rating system will allow an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of our quality score, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members. Beginning in 2014, MA plans with medical loss ratios below the targets prescribed will be required to return premiums to CMS each year. Guidance on calculating the minimum medical loss ratio has not yet been determined. These rules will include defining which expenses should be classified as medical expense for the calculation, such as utilization management; which taxes, fees and assessments will be excluded from premium; the period over which the ratio will be calculated; and whether the calculation will be on a whole company or some type of disaggregated basis. Given the significance of this portion of the new legislation and the lack of definitive guidance from the respective government agencies, we are not able to project fully the impact of the minimum medical loss ratio on our operating results and cash flows.

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

The 2010 Acts also include an annual assessment on the insurance industry beginning in 2014. The legislation anticipates that the $8 billion insurance industry assessment is likely to increase in subsequent years. Due to the lack of regulations and guidance, we are unable to project the impact this additional tax will have on our operating results and cash flows.

In 2009, as part of the American Recovery and Reinvestment Act, Congress increased the FMAP, temporarily increasing federal funding for state Medicaid programs. The policy rationale was to help relieve states’ fiscal problems in the face of declining revenues and rising Medicaid enrollments due to the economic downturn. The enhanced FMAP was set to expire at the end of 2010. The Senate and House of Representatives have separately passed legislation extending additional enhanced FMAP funding through June 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

    We did not sell any securities in the three months ended September 30, 2010 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

    We do not have a stock repurchase program. However, during the quarter ended September 30, 2010, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet Be
				Publicly	Purchased
	Total Number	Average		Announced	Under the
	of Shares	Price Paid		Plans or	Plans or
Period	Purchased(1)	Per Share(1)		Programs	Programs
July 1, 2010 through July 30, 2010	3,521	$25.00	(2)	N/A	N/A
August 1, 2010 through August 31, 2010	1,559	$26.45	(3)	N/A	N/A
September 1, 2010 through September 30, 2010	4,277	$27.18	(4)	N/A	N/A
Total during quarter ended September 30, 2010	9,357	$26.36	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $23.06.
(3)	The weighted average price paid per share during the period was $26.67.
(4)	The weighted average price paid per share during the period was $26.67.
(5)	The weighted average price paid per share during the period was $25.30.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 40 hereof.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 4, 2010.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of WellCare Health Plans, Inc.	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate †
10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors *	10-Q	August 9, 2010	10.5
10.2	Form of Deferred Stock Unit Agreement for Non-Employee Directors *	10-Q	August 9, 2010	10.6
10.3	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing October 1, 2010 *	10-Q	August 9, 2010	10.7
10.4	Form of Indemnification Agreement (adopted August 5, 2010) *	10-Q	August 9, 2010	10.8
10.5	Summary of WellCare Health Plans, Inc. Relocation Program for Executive Officers *	10-Q	August 9, 2010	10.13
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
	* Denotes a management contract or compensatory plan, contract or arrangement
	† Filed herewith
	†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.