Form 10-K
period 2010-12-07
WELLCARE HEALTH PLANS, INC.
filed 2011-02-16
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

________________

Commission File Number 001-32209

WellCare Health Plans, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0937650
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8725 Henderson Road, Renaissance One
Tampa, Florida	33634
(Address of Principal Executive Offices)	(Zip Code)

(813) 290-6200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2010 was approximately $994,479,473 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

As of February 11, 2011, there were outstanding 42,510,011 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

PART I
Item 1. Business.

Overview

We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.2 million members as of December 31, 2010. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Through our licensed subsidiaries, as of December 31, 2010, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also operated a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia.

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

Membership Concentration

The following table sets forth, as of December 31, 2010, a summary of our membership for all lines of business in each state in which we have more than 5% of our total membership as well as all other states in the aggregate.

				Total	Percent of Total
	Medicaid	Medicare Membership		Membership	Membership
State		MA	PDP
Georgia	566,000	7,000	29,000	602,000	27.1%
Florida	415,000	60,000	44,000	519,000	23.3%
California	-	-	205,000	205,000	9.2%
Illinois	141,000	10,000	21,000	172,000	7.7%
Ohio	101,000	3,000	20,000	124,000	5.6%
New York	78,000	19,000	25,000	122,000	5.5%
All other states(1)	39,000	17,000	424,000	480,000	21.6%
Total	1,340,000	116,000	768,000	2,224,000	100.0%

(1)	Represents the aggregate of all states constituting individually less than 5% of total membership.

Business Strategy

We are a leading provider of managed care services to government-sponsored health care programs.  We operate exclusively within the Medicaid and Medicare programs, serving the full spectrum of eligibility groups, with a focus on lower income beneficiaries.  Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access for these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

We have defined three long-term priorities, which include improving health care quality and access, achieving a competitive cost position for administrative and medical expenses, and delivering prudent, profitable growth.  We plan to continue our focus on these priorities in 2011.

Improving health care quality and access

During 2010, we continued to strengthen our executive and management staff who are focused on health care quality and access.  In terms of health plan accreditation, in July 2010 both of our Florida health plan subsidiaries received full Utilization Review Accreditation Committee's (“URAC”) accreditation.  Our long-term goal is to obtain accreditation for all of our health plans.

Other measures of health care quality and access also showed improvement during 2010.  The Centers for Medicare & Medicaid Services (“CMS”) published star ratings indicating progress for many of our 2011 MA plans and PDPs.  In addition, we improved our Medicaid plans’ Healthcare Effectiveness Data and Information Set (“HEDIS”) scores.

Achieving a competitive cost position for administrative and medical expenses

Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvements affecting administrative and medical costs and other initiatives.

In August 2010, we announced a strategic and organizational restructuring with the objective of ensuring administrative efficiency and a competitive cost structure.  The restructuring included a workforce reduction and the elimination of a significant number of open positions resulting from streamlining and improving business processes and operations, including the centralization and consolidation of certain functions.  We also allocated new resources and directed substantial investments to priority areas such as health care quality, compliance, information technology, and business development.

Assessment of opportunities to improve the efficiency and effectiveness of our administrative processes remains an important discipline for us.  We continue to evaluate our operations in order to achieve our long-term target of an administrative expense ratio in the low 10% range.

In addition, as a part of our medical cost initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives.  These medical cost initiatives have contributed to the year-over-year reductions in our medical benefits ratios.

Delivering prudent and profitable growth

Our strategy for growth primarily entails entering new markets to pursue an attractive opportunity for our product lines. Upon establishing a presence, we leverage that infrastructure to establish our presence in the market place to pursue geographic expansion, product expansion or both.

During 2010, we focused on building additional resources as we sought to engage in a more normal level of business development activity.  In our Medicaid segment, we continue to see increased interest on the part of state governments to consider managed care alternatives, and to strengthen and expand existing programs.  Given the ongoing fiscal challenges and economic conditions, we believe that states increasingly are recognizing the value of collaborating with us to deliver quality, cost-effective health care solutions.  We believe growth opportunities exist in the states in which we operate currently, as well as states we may decide to enter as a new market.  Beginning in 2014, the impact of federal health care reform could result in a significant increase in Medicaid eligibility in our markets, which could result in increased membership in our health plans.

For our MA segment, we focused our activities on membership growth during the annual election period.  Our products are designed to achieve an appropriate financial rate of return with benefit designs that are attractive to both current and prospective members.  We invested in strengthening our sales processes and organization.  In light of the shortened selling season and the elimination of the open enrollment period, we also invested to ensure an effective on-boarding experience for our new members.  Based on our initiatives, we added approximately 2,000 members, net of disenrollment, to our plans effective January 1, 2011. We have also developed initiatives to grow membership for the balance of 2011.  Special needs plans for dual eligible beneficiaries, which we offer in 110 of our 119 counties, are expected to be a continued source of membership growth throughout 2011.

Our PDP segment membership increased by 21,000 members year-over-year to 768,000 members at December 31, 2010.  This growth primarily resulted from our plans being below the benchmarks in 19 of the 34 CMS regions in 2010, up from 12 regions in 2009.  In addition, we strengthened the positioning of our benefits relative to member utilization patterns to offer more attractive products, while improving our margin rate.  For 2011, our plans are below the benchmarks in 20 of the 34 CMS regions, an increase of one region from 2010, and are within the de minimis range in an additional eight regions.  As a result, we added approximately 150,000 members, net of disenrollment, to our PDPs effective January 1, 2011.

Key Developments

Presented below are some key developments that have occurred since January 1, 2010 through the date of the filing of this 2010 Form 10-K.

▪
In our Medicaid segment, we did not experience any rate reductions in 2010, and we received rate increases in several of our Medicaid markets.  Among the increases were an approximately 1.5% to 2.0% net increase in Georgia effective July 1, 2010, and a net increase of approximately 2.5% to 3.0% in Florida effective September 1, 2010.

▪
We entered into a credit agreement in May 2010, which provides for a $65.0 million committed revolving credit facility that expires in November 2011. Borrowings under the Credit Agreement may be used for general corporate purposes. To date, we have not drawn upon this revolving credit facility.

▪
In June 2010, we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division of the United States Department of Justice, the Civil Division of the United States Attorney’s Office for the Middle District of Florida, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals.

▪
In August 2010, we reached a preliminary agreement with the lead plaintiffs in the consolidated securities class action filed against us on the material terms of a settlement to resolve that action. A written settlement agreement was executed in December 2010. The settlement agreement was preliminarily appoved by the United States District Court for the Middle District of Florida (“Federal Court”) in February 2011 and is subject to final approval by the Federal Court following notice to all class members.

▪
The results of our PDP bids for 2011 resulted in our PDPs being below the benchmarks in 20 of the 34 CMS regions, an increase of one region from 2010, and within the de minimis range in an additional eight regions.  Primarily as a result of these bids, we added approximately 150,000 members, net of disenrollment, to our PDPs effective January 1, 2011.

General Economic and Political Environment

New governors recently took office in nearly all of our current Medicaid markets. These new administrations may propose and implement significant changes to current Medicaid programs in their respective states. These changes may include moving programs into managed care, such as the aged, blind and disabled (“ABD”) populations; expanding existing programs to provide coverage to those who are currently uninsured; and reprocurement of existing managed care programs. State budget shortfalls in many states will be a significant consideration in any changes to existing Medicaid programs.

The Georgia Department of Community Health is evaluating its Medicaid programs beyond July 1, 2012, which may include a re-bid of the programs for new contracts effective July 1, 2012.  Louisiana and Texas, states in which we have offered MA plans for several years, are now contemplating new and expanded Medicaid managed care programs that would be very complementary to our existing operations and infrastructure.

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

       Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government are responsible for issuing regulations and guidance on implementing the 2010 Acts.  However, states have independently proposed health insurance reforms and mounted court challenges to the 2010 Acts. Congress has also recently initiated a reevaluation of certain provisions of the 2010 Acts. Because final rules and guidance on key aspects of the legislation have not yet been promulgated by the government regulators, the full impact of the 2010 Acts is still unknown. We believe that revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member cost share, particularly with respect to MA plans.

The 2010 Acts include a number of changes to the way MA plans will operate in the future such as: basing premium payments partially on quality scores, establishing minimum medical loss ratios and imposing new taxes and assessments. As part of the health care reform legislation, MA payment benchmarks for 2011 were frozen at 2010 levels.  Beginning in 2012, MA plan premiums will be partially tied to quality measures and based on a CMS “5-star rating system.” This rating system will allow an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of plan quality scores, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members. Our MA segment will become subject to a minimum medical loss ratio of 85% beginning in 2014. Commercial health plans became subject to a similar provision, though at a different rate, effective January 1, 2011. Regulations regarding the calculation of the minimum medical loss ratio for commercial plans were issued by the Department of Health and Human Services (“HHS”) in November 2010.  The expense amount used in the calculation of the minimum medical loss ratio will include certain administrative costs that improve the quality of care for members (“Quality Improvement Costs”). Quality Improvement Costs are generally defined as those that are designed to improve health outcomes, prevent hospital readmissions and enhance health care data to improve quality. Federal and state premium taxes will be excluded from the premium revenue used in the ratio calculation. The calculation will be performed annually on a plan by plan basis, and any plan with a medical loss ratio below the target medical loss ratio will be required to return a percentage of premiums each year. Plans that come under the medical loss ratio target over three consecutive years may be subject to future enrollment penalties. HHS has not issued guidance specific to MA plans, but we are currently assessing the new guidance issued for commercial plans and we are analyzing which of our administrative costs may meet HHS's definition of Quality Improvement Costs. Our Medicaid segment is not subject to the minimum medical loss ratio provision of the 2010 Acts.

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. We anticipate that the reforms could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

The 2010 Acts also include an annual assessment on the insurance industry beginning in 2014. The legislation anticipates that the $8 billion insurance industry assessment is likely to increase in subsequent years.

Segments

We have three reportable operating segments: Medicaid, MA and PDP, which are within our two main business lines: Medicaid and Medicare.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, ABD programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

        In general, members are required to use our network to receive care, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs.  In addition, members generally must receive a referral from their primary care provider (“PCP”) in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicaid Membership

The following table summarizes our Medicaid segment membership by line of business as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010	2009	2008
Medicaid
TANF	1,085,000	1,094,000	1,039,000
S-CHIP	168,000	163,000	164,000
SSI and ABD	77,000	79,000	75,000
FHP	10,000	13,000	22,000
Total	1,340,000	1,349,000	1,300,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we had two customers from which we received over 10% of our consolidated premium revenue in 2010, 2009 and 2008. The following table summarizes our Medicaid segment membership for the State of Georgia, the State of Florida and all other states as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010	2009	2008
Medicaid
Georgia	566,000	546,000	483,000
Florida	415,000	425,000	473,000
All other states*	359,000	378,000	344,000
Total	1,340,000	1,349,000	1,300,000
____________
*	“All other states” consists of Hawaii (2010 and 2009 only), Illinois, Missouri, New York and Ohio.

Medicaid Segment Revenues

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans.  We receive a fixed premium per member per month (“PMPM”) pursuant to our state contracts.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally recognize premium revenue during the period in which we are obligated to provide such services to our members and receive premium payments during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states.  In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.  Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

The following table sets forth information relating to the premium revenues received from the State of Florida and the State of Georgia in 2010, 2009 and 2008, as well as all other states on an aggregate basis.

	For the Year Ended December 31,
	2010		2009		2008
State	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue
Georgia	$1,375.0	41.6%	$1,330.0	40.8%	$1,227.0	41.0%
Florida	890.0	26.9%	917.0	28.2%	979.0	32.7%
All other states*	1,044.0	31.5%	1,010.0	31.0%	785.0	26.3%
Total	$3,309.0	100.0%	$3,257.0	100.0%	$2,991.0	100.0%
____________

*	“All other states” consists of Hawaii (2010 and 2009 only), Illinois, Missouri, New York and Ohio.

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Our Medicaid contracts with government agencies have terms of between one and five years with varying expiration dates. We currently provide Medicaid plans under fifteen separate contracts: seven contracts in New York, three contracts in Florida and one contract in each of Georgia, Hawaii, Illinois, Missouri and Ohio. The following table sets forth the terms and expiration dates of our Medicaid contracts with the State of Florida and the State of Georgia, the two customers that each accounted for greater than 10% of our consolidated premium revenue during 2010, 2009 and 2008.

State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	• Staywell Medicaid	3-year term	8/31/12
Florida	• HealthEase Medicaid	3-year term	8/31/12
Florida	• Healthy Kids*	1-year term w/1 one-year renewal(1)	9/30/11
Georgia	• Medicaid and PeachCare for Kids*	1-year term w/ 6 one-year renewals(2)	6/30/11
____________

*	Florida Healthy Kids and Georgia PeachCare for Kids are CHIP programs.
(1)	Our Florida Healthy Kids contract commenced in October 2010; we are currently in the initial term. The renewal is at the discretion of the respective state agency.
(2)
Our Georgia contract commenced in July 2005; we are currently in our fifth renewal term. Renewals are at the discretion of the respective state agency.  We currently anticipate that Georgia will renew our contract through the sixth renewal term.

Medicare Advantage

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans, which following the exit of our private fee-for-service (“PFFS”) plans product on December 31, 2009, is comprised of coordinated care plans (“CCPs”). MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a primary care physician (“PCP”) from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in specific cases such as emergencies, transition of care or when specialty providers are unavailable to meet their medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. We have some flexibility in designing benefit packages and for many of our plans, we offer benefits that Original Medicare fee-for-service coverage does not offer. We also offer special needs plans (“D-SNPs”) for those who are dually eligible for Medicare and Medicaid, in most of our markets. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

PFFS Plan Exit

In July 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated implementing regulations.  MIPPA revised requirements for MA PFFS plans.  In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis.  As we did not have provider networks in the majority of markets where PFFS plans were offered and given the costs associated with building the required networks, we did not renew our contracts to participate in the PFFS program for the 2010 plan year, resulting in a loss of approximately 95,000 members.  The PFFS line of business shared resources with other lines of business including physical facilities, employees, marketing, and market distribution systems.  These costs are reflected in the administrative expense components of our results of operations. We continue to administer the PFFS program, which includes claims payments as well as providing member and provider services, for health care services provided prior to our exit on December 31, 2009.

MA Membership

As of December 31, 2010, 2009 and 2008, we had approximately 116,000, 225,000 and 246,000 MA members, respectively. In our MA segment, we have just one customer, CMS, from which we receive substantially all of our MA segment premium revenue.

MA Segment Revenues

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

MA premium revenue for the year ended December 31, 2010, 2009 and 2008 was approximately $1,336.0 million, $2,776.0 million and $2,436.0 million, respectively.  We currently offer MA plans under separate contracts with CMS for each of the states in which we offer such plans. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable by the parties; our current MA contracts expire on December 31, 2011.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the "Initial CMS Settlement") represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the "Final CMS Settlement"). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

CMS has performed and continues to perform Risk Adjustment Data Validation (“RADV”) audits of selected MA plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each MA member. Our Florida MA plan was selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other plans and contract years on an ongoing basis. The CMS audit process selects a sample of 201 enrollees for medical record review from each contract selected. We have responded to CMS’s audit requests by retrieving and submitting all available medical records and provider attestations to substantiate CMS-sampled diagnosis codes. CMS will use this documentation to calculate a payment error rate for our Florida MA plan 2007 premiums. CMS has not indicated a schedule for processing or otherwise responding to our submissions.

        CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

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

The Medicare Part D prescription drug benefit is available to MA enrollees as well as Original Medicare enrollees. We offer Part D coverage through stand-alone PDPs and as a component of many of our MA plans.  Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage, select a stand-alone PDP or forego Part D coverage.

PDP Membership

As of December 31, 2010, 2009 and 2008, we had approximately 768,000, 747,000 and 986,000 PDP members, respectively. In our PDP segment, we have just one customer, CMS, from which we receive substantially all of our PDP segment premium revenue.

PDP Segment Revenues

We provide written bids to CMS for our PDPs, which include the estimated costs of providing prescription drug benefits over the plan year. The payments we receive monthly from CMS and members are based on our estimated costs for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our contract. The amount of CMS payments relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to our actual prescription drug costs. For information on how PDP premiums are affected by the CMS risk-adjustment model, see the Risk-Adjusted Premiums discussion above.

PDP premium revenue for the year ended December 31, 2010, 2009 and 2008 was approximately $785.0 million, $835.0 million and $1,056.0 million, respectively.  We offer our PDPs under a single contract with CMS, which  has a term of one year expiring on December 31, 2011 and is renewable by the parties.

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

The following are the types of providers in our Medicaid and MA CCP contracted networks:

•	Professionals such as PCPs, specialty care physicians, psychologists and licensed master social workers;
•	Facilities such as hospitals with inpatient, outpatient and emergency services, skilled nursing facilities, outpatient surgical facilities and diagnostic imaging centers;
•	Ancillary providers such as laboratory providers, home health, physical therapy, speech therapy, occupational therapy, ambulance providers and transportation providers; and
•	Pharmacies, including retail pharmacies, mail order pharmacies and specialty pharmacies.

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

PCPs play an important role in coordinating and managing the care of our Medicaid and MA CCP members. This coordination includes delivering preventive services as well as referring members to other providers for medically necessary services. PCPs are typically trained in internal medicine, pediatrics, family practice, general practice or, in some markets, obstetrics and gynecology. In rare instances, a physician trained in sub-specialty care will perform primary care services for a member with a chronic condition.

To help ensure quality of care, we credential and recredential all professional providers with whom we contract, including physicians, psychologists, licensed master social workers, certified nurse midwives, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician directly or through delegated arrangements. This credentialing and recredentialing is performed in accordance with standards required by CMS and consistent with the standards of the National Committee for Quality Assurance (“NCQA”).

Our typical professional hospital and ancillary agreements provide for coverage of medically necessary care and, in general, have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be cancelled by either party, without cause, usually upon 90 days written notice.  In some cases a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

Facility, pharmacy, dental, vision and behavioral health contracts cover medically necessary services and, under some of our plans, enhanced benefits. These contracts typically have terms of one to four years. These agreements may also automatically renew at the end of the contract period unless otherwise specified in writing by either party. During the contract period, these agreements typically can be terminated without cause upon written notice by either party, but the notification period may range from 90 to 180 days and early termination may subject the terminating party to financial penalties.

The contract terms require providers to participate in our quality improvement and utilization review programs, which we may modify from time to time, as well as all applicable state and federal regulations.

Provider Reimbursement Methods

We periodically review the fees paid to providers and make adjustments as necessary. Generally, the contracts with providers do not allow for automatic annual increases in reimbursement levels. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, in which case reimbursement levels will be adjusted up or down, generally on a prospective basis, based on adjustments made by the state or CMS to the appropriate fee schedule.

Physicians and Provider Groups

We reimburse some of our PCPs on a fixed-fee PMPM basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the PCP as well as coordination of care from other providers as described above. In certain markets, services such as vaccinations and laboratory or screening services delivered by the PCP may warrant reimbursement in addition to the capitation payment. Further, in some markets, PCPs may also be eligible for incentive payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance. These incentive payments may be paid as a periodic bonus or when submitting documentation of a member’s receipt of services. In limited instances, specialty care provider groups in certain regions are paid a capitation rate to provide specialty care services to members in those regions.

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and level of medical treatment provided to our members to help improve the quality of care being provided and improve our compliance with regulatory reporting requirements. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to, in most instances, set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance. We are reviewing our payment and data collection methods, particularly under capitated arrangements, to improve the accuracy and completeness of our encounter data.

PCPs in our MA CCP products and, in limited instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align the interests of the PCPs with ours. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the applicable fee-for-service program. For the year ended December 31, 2010 and 2009, approximately 13% and 16%, respectively, of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 87% and 84%, respectively, were on a fee-for-service basis. During the years ended December 31, 2010 and 2009, approximately 17% and 10%, respectively, of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 83% and 90%, respectively, were on a fee-for-service basis.

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

Facility Outpatient Services

        Facility outpatient services are reimbursed either as a percentage of charges or based on a fixed fee schedule for the services rendered, in accordance with ambulatory payment groups or ambulatory payment categories, both as defined by CMS. Outpatient services for diagnostic imaging are reimbursed on a fixed fee schedule as a percentage of the applicable Medicare or Medicaid fee-for-service schedule or a capitation payment.

Ancillary Providers

Ancillary providers, who provide services such as laboratory services, home health, physical, speech and occupational therapy, and ambulance and transportation services, are reimbursed on a capitation or fee-for-service basis.

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

Member Recruitment

Our member recruitment and marketing efforts for both Medicaid and Medicare members are heavily regulated by state agencies and CMS. For many products, we rely on the auto assignment of members into our plans, including our PDP plan. The auto-assignment of a beneficiary into a health or prescription drug plan generally occurs when that beneficiary does not choose a plan. The agency with responsibility for the program determines the approach by which a beneficiary becomes a member of a plan serving the program. Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently include a plan’s rates, the outcome of a bidding process, or similar factors. For example, CMS auto-assigns PDP members based on whether a plan’s bids during the annual renewal process are above or below the CMS benchmark.  In most states, our Medicaid health plans benefit from auto-assignment of individuals who do not choose a plan upfront but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary’s previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan’s quality or performance status, a plan’s network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region.

Our Medicaid marketing efforts are regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions can be revised from time to time. Several states, including our two largest Medicaid states, Florida and Georgia, do not permit direct sales by Medicaid health plans. We rely on member selection and auto-assignment of Medicaid members into our plans in those states.

Until August 2009, Florida’s Agency for Healthcare Administration (“AHCA”) used its assignment algorithm to allocate beneficiaries to each of our two Florida subsidiaries in counties in which both subsidiaries operate in the same manner as beneficiaries were allocated to other separate plans. AHCA has revised its policy regarding the application of the algorithm and now allocates members to our two subsidiaries as if they were a single plan in these Florida counties. This change has reduced the number of beneficiaries auto-assigned to our Florida plans.

Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by MA plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans and providing information about eligibility requirements. The activities of our independently licensed insurance agents are also regulated by CMS.

During 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrolling members into, all lines of our Medicare business from March until the sanction was released in November of 2009. As a result of the sanction, we were not eligible to receive auto-assignment of LIS, dual-eligible beneficiaries into our PDPs for January 2010 enrollment. We received auto-assignment of such members in subsequent months, although such assignments were at levels well below the level we typically experience in the month of January.

Enrollment into our PDP program is impacted by the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. For example, based on the outcome of our 2011 PDP bids, which resulted in our plans being below the benchmarks in 20 of the 34 CMS regions, up from 19 regions in 2010, we were eligible for auto-assignment of low-income subsidy (“LIS”) beneficiaries during 2011 in those 20 regions. In addition, we maintained our auto-assigned members in eight other CMS regions where we bid within a de minimis range of the benchmark.

We also employ our own sales force and contract with independent licensed insurance agents to market our MA and PDP products. We have expanded our use of independent agents whose cost is largely variable in nature and whose engagement is more conducive to the shortened Medicare selling season and the elimination of the open enrollment period in 2010 that was brought about as a component of health care reform.  We also use direct mail, mass media and the internet to market our products.

Quality Improvement

We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. Each of our health plans has a Quality Improvement Committee, which is comprised of senior members of management, medical directors and other key associates of ours. Each of these committees report directly to the applicable health plan board of directors which has ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and recredentialing. Several of these subcommittees include physicians as committee members.

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

Several of our health plans are also accredited by independent organizations that have been established to promote health care quality. For example, our Florida HMOs are currently accredited by URAC and our Georgia HMO is accredited by NCQA.

As part of our Quality Improvement Program, at times we have implemented changes to our reimbursement methods to reward those providers who encourage preventive care, such as well-child check-ups, prenatal care and/or adoption of evidence-based guidelines for members with chronic conditions. In addition, we have specialized systems to support our quality improvement activities. We gather information from our systems to identify opportunities to improve care and to track the outcomes of the services provided to achieve those improvements. Some examples of our intervention programs include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and a disease management program to decrease the need for emergency room visits and hospitalizations.

The principal purpose of the board’s Health Care Quality and Access Committee is to assist the board by reviewing, and providing general oversight of, our policies and procedures governing health care quality and access for our members, which helps provide overall direction and guidance to our Quality Improvement Committees.

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

As a result, the number of companies with whom we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program does not specifically restrict the number of participating plans. In contrast, the Georgia Families and PeachCare program awarded contracts to just three plans. We compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other Medicare plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.

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

Auto-assignment. The agency with responsibility for a particular program determines the approach by which a beneficiary becomes a member of one of the plans serving the program. Generally, government programs either assign members to a plan automatically or they permit participating plans to market to potential members, though some programs employ both approaches. For more information about auto-assignment and how we obtain our members generally, see the Member Recruitment discussion above.

Medicaid competitors. In the Medicaid managed care market, our principal competitors for state contracts, members and providers include the following types of organizations:

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
•
PSN.  A Provider Service Network (“PSN”) is a network of providers that is established and operated by a health care provider or group of affiliated health care providers. A PSN operates as either a fee-for-service (“FFS”) health plan or as a prepaid health plan that, like us, receives a capitated premium to provide Medicaid benefits to members. A PSN that operates as a FFS health plan is not at risk for medical benefit costs.  FFS PSNs are at risk for 50% of their administrative cost allocation if their total costs exceed the estimated at-risk capitation amount.

Medicare competitors. In the Medicare market, our primary competitors for contracts, members and providers include the following types of competitors:

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
•
Employer-Sponsored Coverage. Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from MA plans and may select an HMO, preferred provider organization (“PPO”) and/or PDP.

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

Regulation

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and rules occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate.  For further information, see the Provider Reimbursement Methods discussion above.  In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the Risk-Adjusted Premiums discussion above.

Government enforcement authorities have become increasingly active in recent years in their review and scrutiny of various sectors of the health care industry, including health insurers and managed care organizations. We routinely respond to subpoenas and requests for information from these entities and, more generally, we endeavor to cooperate fully with all government agencies that regulate our business.

Product Compliance

Medicaid Programs

Medicaid is state operated and implemented, although it is funded by both the state and federal governments. Within broad guidelines established by the federal government, each state:

•	establishes its own eligibility standards;
•	determines the type, amount, duration and scope of services;
•	sets the rate of payment for services; and
•	administers its own program.

We have entered into contracts with Medicaid agencies in each state in which we operate Medicaid plans. Some of the states in which we operate award contracts to applicants that can demonstrate that they meet the state’s minimum requirements. Other states engage in a competitive bidding process for all or certain programs. In both cases, we must demonstrate to the satisfaction of the respective agency that we are able to meet certain operational and financial requirements. For example:

•	we must measure provider access and availability in terms of the time needed for a member to reach the doctor’s office;
•	our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services;
•
we must have linkages with schools, city or county health departments and other community-based providers of health care in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	we must have the capability to meet the needs of disabled members;
•	our providers and member service representatives must be able to communicate with members who do not speak English or who are hearing impaired; and
•	our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in languages other than English.

Once awarded, our Medicaid program contracts generally have terms of one to five years. Most of these contracts provide for renewal upon mutual agreement of the parties and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.

Our compliance with the provisions of the contracts is subject to monitoring or examination by state regulators. Certain contracts require us to be subject to periodic quality assurance evaluations by a third-party organization.

Medicare Programs

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in other MA plans, such as a MA CCP plan, a PPO benefit plan or a MA PFFS plan, in areas where such plans are offered. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition.

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

Each of our MA health plans and our PDP plan contract with CMS on a calendar-year basis. CMS requires that each plan meet certain regulatory requirements including, as applicable: provisions related to enrollment and disenrollment; restrictions on marketing activities; benefits or formulary requirements; quality assessment; fraud, waste and abuse monitoring, maintaining relationships with health care providers; and responding to appeals and grievances.

Our MA and PDP plans perform ongoing monitoring of our compliance with the CMS requirements, including functions performed by vendors. From time to time, CMS conducts examinations of our compliance with the provisions of our contracts with them.

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance department in the state in which they operate, except our New York HMO subsidiary, which is licensed as a Prepaid Health Services Plan by the New York State Department of Health, and are subject to the rules, regulation and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

Our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds, entering into other arrangements with related parties, and acquisitions or similar transactions involving an HMO or insurance company, or any change in control. For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

        Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, statutory minimum, risk-based capital (“RBC”) requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”), and have been adopted by most states. As of December 31, 2010, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2010, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $695.0 million and $619.0 million at December 31, 2010 and 2009, respectively, compared to the required surplus of approximately $300.0 million and $370.0 million at December 31, 2010 and 2009, respectively.

The statutory framework for our regulated subsidiaries’ minimum capital changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, the state of New York adopted regulations that increased the reserve requirement by 150% over an eight-year period that will be fully implemented by 2013. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituents.  Moreover, if we expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income.

Also, we may only invest in the types of investments allowed by the state in order to qualify as admitted assets and we are required by certain states to deposit or pledge assets that are considered as restricted assets. At December 31, 2010 and 2009, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. Government Securities.

HIPAA and State Privacy Laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations adopted under HIPAA are intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans to:

•	protect the privacy and security of patient health information through the implementation of appropriate administrative, technical and physical safeguards; and
•	establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format.

We are also subject to state laws that provide for greater privacy of individuals’ health information; such laws are not preempted by HIPAA.

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

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have a cold-site and business recovery site agreement with a nationally-recognized third party vendor to provide for the restoration of our general support systems at a remote processing center. We perform disaster recovery testing, at least annually, for those business applications that we consider critical.

Centralized Management Services

We provide centralized management services to each of our health plans from our headquarters and call centers. These services include information technology, product development and administration, finance, human resources, accounting, legal, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, and customer service.

Employees

We refer to our employees as associates. As of December 31, 2010, we had approximately 3,300 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

Principal Executive Offices

Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200.

Availability of Reports and Other Information

Our corporate website is http://www.wellcare.com. We make available on this website or in print, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Also available on our website, or in print to any stockholder that requests it, are WellCare’s Corporate Governance Guidelines and Code of Conduct and Business Ethics, as well as charters for the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Regulatory Compliance Committee and Health Care Quality and Access Committee. To obtain printed materials contact Investor Relations at WellCare Health Plans, Inc., 8725 Henderson Road, Tampa, Florida 33634.  In addition, the SEC’s website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this 2010 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in governance regulations, sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this report entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Risks Related to Our Business

Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Health care laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•      imposing additional license, registration and/or capital requirements;
•      increasing our administrative and other costs;
•      requiring us to undergo a corporate restructuring;
•      increasing mandated benefits;
•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;
•      restricting our revenue and enrollment growth;
•      requiring us to restructure our relationships with providers; or
•      requiring us to implement additional or different programs and systems.

Changes in state law, regulations and rules also may materially adversely affect our profitability. Requirements relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, clean claim payment timing, physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. New health care reform legislation may require us to change the way we operate our business, which may be costly. Further, although we strive to exercise care in structuring our operations to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we, or transactions in which we are involved, are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under our government-sponsored programs and to continue to serve our members and attract new members, which could have a material adverse effect on our results of operations.

In March 2010, the President signed the 2010 Acts. We believe these laws will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, by future reductions in the payments made to Medicare providers.

Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government are responsible for issuing regulations and guidance on implementing the 2010 Acts.  However, states have independently proposed health insurance reforms and mounted court challenges to the 2010 Acts. Congress has also recently initiated a reevaluation of certain provisions of the 2010 Acts. Because final rules and guidance on key aspects of the legislation have not yet been promulgated by the government regulators, the full impact of the 2010 Acts is still unknown. We believe that revisions to the existing system may put pressure on operating results, decrease member benefits, and/or increase member cost share, particularly with respect to MA plans.

The 2010 Acts include a number of changes to the way MA plans will operate in the future such as: basing premium payments partially on quality scores, establishing minimum medical loss ratios and imposing new taxes and assessments. As part of the health care reform legislation, MA payment benchmarks for 2011 were frozen at 2010 levels.  Beginning in 2012, MA plan premiums will be partially tied to quality measures and based on a CMS “5-star rating system.” This rating system will allow an MA plan to receive an increase in certain premium rates. It is unknown whether these ratings will be geographically or demographically adjusted. The final methodology used in the determination of plan quality scores, which continues to be developed by CMS, could impact our ability to provide additional benefits and entice new members. Our MA segment will become subject to a minimum medical loss ratio of 85% beginning in 2014.  Commercial health plans became subject to a similar provision, though at a different rate, effective January 1, 2011.  Regulations regarding the calculation of the minimum medical loss ratio for commercial plans were issued by the HHS in November 2010. The expense amount used in the calculation of the minimum medical loss ratio will include Quality Improvement Costs. Quality Improvement Costs are generally defined as those that are designed to improve health outcomes, prevent hospital readmissions and enhance health care data to improve quality. Federal and state premium taxes will be excluded from the premium revenue used in the ratio calculation. The calculation will be performed annually on a plan-by-plan basis, and any plan with a medical loss ratio below the target medical loss ratio will be required to return a percentage of premiums each year. Plans that come under the medical loss ratio target over three consecutive years may be subject to future enrollment penalties. HHS has not issued guidance specific to MA plans, but we are currently assessing the new guidance issued for commercial plans and we are analyzing which of our administrative costs may meet HHS's definition of Quality Improvement Costs. Our Medicaid segment is not subject to the minimum medical loss ratio provision of the 2010 Acts.

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. We anticipate that the reforms could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

The 2010 Acts also include an annual assessment on the insurance industry beginning in 2014. The legislation anticipates that the $8 billion insurance industry assessment is likely to increase in subsequent years.

Risk-adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations.

CMS employs a risk-adjustment model to determine the premium amount it pays for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. The Initial CMS Settlement represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues the Final CMS Settlement. We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

CMS has performed and continues to perform RADV audits of selected MA plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each MA member. Our Florida MA plan was selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other plans and contract years on an ongoing basis. The CMS audit process selects a sample of 201 enrollees for medical record review from each contract selected. We have responded to CMS’s audit requests by retrieving and submitting all available medical records and provider attestations to substantiate CMS-sampled diagnosis codes. CMS will use this documentation to calculate a payment error rate for our Florida MA plan 2007 premiums. CMS has not indicated a schedule for processing or otherwise responding to our submissions.

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

Two of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue during 2010, and our failure to retain our contracts in those states, or a change in conditions in those states, could have a material adverse effect on our results of operations.

Our concentration of operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly as a result of significant premium rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

For the year ended December 31, 2010, two of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue, which on a combined basis represented approximately 68% of our Medicaid segment revenue and 42% of our consolidated premium revenues. These customers (Florida and Georgia) accounted for four separate contracts that have terms of between one and three years with varying expiration dates. Two of these contracts are renewable for a fixed number of additional one-year periods at the discretion of the customer.  Generally, they are terminable by the customer by giving us the requisite written notice. They are also terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. Some of our contracts are subject to re-bidding or re-application.  The Georgia Department of Community Health is evaluating its Medicaid programs beyond July 1, 2012, which may include a re-bid of the programs for new contracts effective July 1, 2012.  The current renewal term of our Georgia contract expires on June 30, 2011 and only one renewal term remains from July 1, 2011 through June 30, 2012, which renewal shall be at the discretion of the Georgia Department of Community Health.  If we lost this, or any of these other contracts, through the re-bidding process, and/or termination, or if an increased number of competitors were awarded contracts in these states, our results of operations could be materially and adversely affected.

Medicaid premiums are fixed by contract and do not permit us to increase our premiums during the contract term despite any corresponding medical benefits expense exceeding estimates.

Most of our Medicaid revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries.  These payments are fixed by contract and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by state and federal governments.  We use a large portion of our revenues to pay the costs of health care services delivered to our members. We have less control over costs related to the provision of health care services than we have over our selling, general and administrative expense.  If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. Further, our regulators set premiums using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense.  If our medical benefits expense exceeds our estimates or our regulators’ actuarial pricing assumptions, we will be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.  Some hospital contracts are directly tied to state Medicaid fee schedules, in which case reimbursement levels will be adjusted up or down, based on adjustments made by the state to the impacted fee schedule. Therefore, it is possible for a state to increase the rates payable by us to hospitals used by our members without granting a corresponding increase in premiums to us. We have experienced such adjustments in the states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.

Our actual medical services costs may exceed our estimates, which would cause our medical benefits ratio (“MBR”), or our expenses related to medical services as a percentage of premium revenue, excluding premium taxes, to increase and our profits to decline. Relatively small changes in our MBR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims may have a material adverse effect on our financial condition, results of operations and cash flows.

Historically, our medical benefits expense as a percentage of premium revenue has fluctuated within a relatively narrow band. For example, our medical benefits expense was 86.5%, 86.5% and 84.4% for the years ended December 31, 2008, 2009 and 2010, respectively.  However, at any point factors may cause these percentages to increase. Factors that may cause medical expenses to exceed our estimates include:

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

We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with PCPs and other providers, case and disease management and quality assurance programs, and preventive and wellness visits for members. These efforts and programs to manage our medical expenses may not be sufficient to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may no longer be able to remain profitable.

Medicaid premiums are a significant portion of our total consolidated premium revenue and any significant delay in  premium payments could have a material adverse effect on our results of operations, cash flows and liquidity.

Over 60% of our consolidated revenues for 2010 consisted of Medicaid premiums.  We use a large portion of our revenues to pay the costs of health care services delivered to our members.  We generally receive payment of Medicaid premiums during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states and our ability to require timely payment is generally very limited.  Economic conditions affecting state governments and agencies could result in additional and more extensive delays than we have experienced in the past.  If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages or the termination of our contract.

We contract with various state governmental agencies to provide managed health care services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to state and program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. If we fail to comply repeatedly over an extended time period, the applicable contract may be subject to termination by a state agency.

Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we did not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels and our ability to compete for new business. These limitations could negatively impact our revenues and operating results.

Under the terms of our contracts with state governmental agencies, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in any of the following: refunds to state government agencies of premiums we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions; loss of our right to participate in various markets; or loss of one or more of our licenses. Any such action could negatively impact our revenues and operating results.

Our failure to maintain accreditations could disqualify us from participation in certain state Medicaid programs, which would have a material adverse effect on our results of operations.

Several of our Medicaid contracts require that our plans or subcontracted providers be accredited by independent accrediting organizations that are focused on improving the quality of health care services.  Our Florida, Georgia, Missouri and Hawaii health plans are required by our Medicaid contracts to be accredited, with our Missouri contract specifying NCQA accreditation.  Further, Florida Medicaid plans can only subcontract behavioral health services to an accredited organization.

Currently, our Florida health plans are accredited by URAC and our Georgia health plan has NCQA New Health Plan accreditation for its Medicaid operations.   Under the terms of our Medicaid contracts, we have until December 31, 2011 to obtain NCQA Full Health Plan accreditation in Georgia, October 1, 2011 to obtain NCQA Health Plan accreditation in Missouri, and July 1, 2012 to obtain an accreditation by URAC, NCQA or the Accreditation Association for Ambulatory Health Care in Hawaii.

There can be no assurances that we will maintain, or obtain, our accreditations, and the loss of, or failure to obtain accreditations required by contract could adversely our ability to participate in certain Medicaid programs, which could have a material adverse effect on our revenue, cash flows and results of operations.

If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could cease to be profitable.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive, or medical benefits ratio, can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;
•	higher than expected utilization of health care services;
•	periodic renegotiation of hospital, physician and other provider contracts;
•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;
•	changes in the demographics of our members and medical trends affecting them; and
•	new mandated benefits or other changes in health care laws, regulations and/or practices.

We manage our medical costs through a variety of techniques, including various payment methods to PCPs and other providers, advance approval for hospital services and referral requirements, medical and quality management programs, information systems, and reinsurance arrangements. However, if our medical benefits expense increases and we are unable to continue managing these medical costs effectively in the future, our profits could be reduced or we may not remain profitable.

We maintain reinsurance to protect us against certain severe or catastrophic medical claims, but we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

We may be unable to expand into some geographic areas without incurring significant additional costs and if we are able to expand, ineffective management of our growth may adversely affect our results of operations, financial condition and business.

Our rate of expansion into other geographic areas may be inhibited by:

•	the time and costs associated with obtaining the necessary license to operate in the new area or the expansion of our licensed service area, if necessary;
•	our inability to develop a network of physicians, hospitals and other healthcare providers that meets our requirements and those of government regulators;
•      competition, which increases the costs of recruiting members;
•      the cost of providing healthcare services in those areas;
•      demographics and population density; and
•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

Accordingly, we may be unsuccessful in entering other metropolitan areas, counties or states, which may impede our growth.

Depending on opportunities, we expect to continue to increase our membership and to expand into other markets. However, such growth could place a significant strain on our management and on other resources and we are likely to incur additional costs if we enter states or counties where we do not currently operate. Our ability to manage our growth may depend on our ability to retain and strengthen our management team and attract, train and retain skilled associates, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to potential acquisitions, such growth could adversely affect our short-term profitability and liquidity.

Our prudent and profitable growth initiative may be limited if we are unable to raise additional unregulated cash at favorable financing terms, if needed, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Our business strategy has been defined by three primary initiatives, one of which includes our ability to enter new markets by pursuing attractive growth opportunities for our existing product lines. We may need to access the credit or equity markets to partially fund these growth activities. Our ability to enter new markets may be hindered in situations where we need to access these markets and financing may not be available on terms that are favorable to us. While the credit and equity markets improved in 2010, our ability to obtain favorable financing, relative to the terms achievable by our competitors, may be impacted by any uncertainty regarding the previously disclosed government investigations and litigation. Unfavorable terms such as high rates of interest, covenants and other restrictions, could impede our ability to profitably operate our business and increase the rate of return we require to enter new markets, making such efforts unfeasible. Depending on the outcome of these factors, we could experience delay or difficulty, or be unable to implement our growth strategy as planned, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We rely on a number of vendors, and failure of any one of the key vendors to perform in accordance with our contracts could have a material adverse effect on our business and results of operations.

We have contracted with a number of vendors to provide significant operational support including, but not limited to, behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them. In addition, where a vendor provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a vendor to perform in accordance with the terms of our contracts could have a material adverse effect on our results of operations. Further, due to business changes or legal proceedings, our ability to manage these vendors may be impacted. Due to these factors, our vendors may request changes in pricing, payment terms or other contractual obligations, which could have a material adverse effect on our business and results of operations.

We encounter significant competition for program participation, members and network providers, and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our growth prospects and results of operations.

        We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share and greater financial resources than we have in some markets.  We compete with numerous types of competitors, including other Medicaid or Medicare health plans.  We operate in, or may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could have a material adverse affect on our results of operations. In addition, regulatory reform or other initiatives may bring additional competitors into our markets.

        We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We may not be able to develop innovative products and services which are attractive to members. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully acquire members for our products and services at current levels of profitability.

        In addition, we compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on criteria including reimbursement rates; timeliness and accuracy of claims payment; potential to deliver new patient volume and/or retain existing patients; effectiveness of resolution of calls and complaints; and other factors. We cannot be sure that we will be able to successfully attract and retain providers to maintain a competitive network in the geographic areas we serve.

To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends may be adversely affected.  Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations.  For a discussion of the competitive environment in which we operate, see Part I, Item 1 – Business — Competition.

If we are unable to build and maintain satisfactory relationships with our providers, we may be precluded from operating in some markets, which could have a material adverse effect on our results of operations and profitability.

Our profitability depends, in large part, on our ability to enter into cost-effective contracts with hospitals, physicians and other health care providers in appropriate numbers and at locations convenient for our members in each of the markets in which we operate. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If such a provider or any of our other providers refused to contract with us or used their market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those actions could have a material adverse effect on our operating results in that market. Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets, from being able to enroll new members or from entering into new markets. Also, in situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses.

Our provider contracts with network PCPs and specialists generally have terms of one year, with automatic renewal for successive one-year terms unless otherwise specified in writing by either party. We are also required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or on favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our ongoing operations and profitability could be materially adversely affected.

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

        A significant percentage of our Medicaid plan enrollment results from mandatory enrollment in Medicaid managed care plans. States may mandate that certain types of Medicaid beneficiaries enroll in Medicaid managed care through CMS-approved plan amendments or, for certain groups, through federal waivers or demonstrations. Waivers and programs under demonstrations are generally approved for two- to five-year periods, and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not mandate managed care enrollment in its state plan or does not renew an existing managed care waiver, our membership would likely decrease, which could have a material adverse effect on our results of operations.

We rely on the accuracy of eligibility lists provided by our government clients to collect premiums, and any inaccuracies in those lists may cause states to recoup premium payments from us, which could materially reduce our revenues and results of operations.

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program or are eligible for a different premium category or a different program. Our review of all remittance files to identify potential duplicate members, members that should be terminated or members for which we have been paid an incorrect rate may not identify all such members and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be reduced as a result of the state’s failure to pay us for related payments we made to providers and were unable to recoup. We have established a reserve in anticipation of recoupment by the states of previously paid premiums that we believe to be erroneous, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it would have a material adverse effect on our results of operations.

We are subject to extensive government regulation, including periodic reviews and audits under our contracts with government agencies, and any violation by us of applicable laws and regulations could have a material adverse effect on our results of operations.

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

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

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

We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with a current CMS audit of one of our plans, see CMS’s risk adjustment payment system makes our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations above.

We are subject to laws, government regulations and agreements that may delay, deter or prevent a change in control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to shareholders.

Our operating subsidiaries are subject to state laws that require prior regulatory approval for any change of control of an HMO or insurance company. For purposes of these laws, in most states “control” is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity, subject to certain exceptions. These laws may discourage acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter into transactions that some or all of our shareholders find favorable.

In addition, certain of our preliminary settlements require us to make additional payments upon the occurrence of certain change of control events.  These include a $35.0 million payment in the event that we are acquired or otherwise experience a change in control within three years of the execution of the final settlement agreement with the Civil Division of the United States Department of Justice (the “Civil Division”), the Civil Division of the United States Attorney’s Office for the Middle District of Florida (the “USAO”), and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries.  Additionally, if, within three years following the date of the settlement agreement with the lead plaintiffs in the consolidated securities class action against us, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we will be required to pay to the class an additional $25.0 million.

We are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our financial position, results of operations and cash flows.

Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal health care programs as a result of an investigation arising out of such action. Many states, including states where we currently operate, have enacted parallel legislation.

For example, in October 2008, the Civil Division informed us that as part of its pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.   We also learned from a docket search that a former employee filed a qui tam action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries.  In June 2010 we announced that we reached a preliminary settlement with the Civil Division, the Civil Division of the the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries.  Please see Part I, Item 3 – Legal Proceedings for additional information on these matters.

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

Enacted into law in February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) expanded and strengthened privacy and security requirements under HIPAA, including by further limiting our use and disclosure of protected health information (“PHI”). Among other things, these limitations include prohibitions on exchanging PHI for remuneration, restrictions on marketing to individuals, and the promise of new standards for the de-identification of data. ARRA also imposed obligations on us to provide individuals with electronic copies of their health information, to agree to certain restrictions requested by individuals and eventually to provide individuals an accounting of virtually all disclosures of their health information. Most of these provisions became effective in February 2010 and many will be further clarified by regulations promulgated by HHS. In anticipation of these new limitations, we have already modified our notice of privacy practices and corresponding procedures to conform to the upcoming revisions.

Under ARRA, civil penalties for HIPAA violations by covered entities are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. In addition, imposition of these penalties is now more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory beginning in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

In addition, ARRA requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

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

We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more guidance becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA and may require us to incur significant costs in order to seek to comply with its requirements.

Federal regulations require entities subject to HIPAA to update their transaction formats for electronic data exchange from current HIPAA 4010 requirement to the new HIPAA 5010 standards, which are not only burdensome and complex, but could adversely impact administrative expense and compliance.

A federal mandate known as HIPAA 5010 will require health plans to use new standards for conducting certain operational and administrative transactions electronically beginning in January 2012.  These administrative transactions include: claims, remittance, eligibility and claims status requests and responses. The HIPAA 5010 upgrade was prompted by government and industry's shared goal of providing higher-quality, lower-cost health care and the need for a comprehensive electronic data exchange environment for the ICD-10 mandate to be implemented by October 2013. Upgrading to the new HIPAA 5010 standards should increase transaction uniformity, support pay for performance and streamline reimbursement transactions. We, along with other health plans, face significant pressure to make sure that we have installed our software and tested it for compatibility with our business partners. Because HIPAA 5010 affects electronic transactions such as patient eligibility, claims filing, claims status and remittance advice, we must proceed proactively to achieve full functionality of HIPAA 5010 transactions before the deadline. Otherwise we may face transaction rejections and subsequent payment delays, which could have a material adverse effect on our business, cash flows and results of operations. As the deadline approaches, we continue to upgrade and test our claims management systems to accommodate HIPAA 5010 and prevent any operational disruptions.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers.  By 2013, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions.  These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us.  While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

If state regulatory agencies require a higher statutory capital level for our existing operations or if we become subject to additional capital requirements, we may be required to make additional capital contributions to our regulated subsidiaries, which would have a material adverse effect on our cash flows and liquidity.

Our operations are conducted primarily through licensed HMO and insurance subsidiaries. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity. For example, the State of New York adopted regulations that increase the capital reserve requirement by 150% over an eight-year period that will be fully implemented in 2013. The phased-in increase in reserve requirements to which our New York plan is subject has, over time, materially increased our reserve requirements in that plan. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the NAIC. As of December 31, 2010, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were all subject to such guidelines.

Our subsidiaries also may be required to maintain higher levels of statutory capital due to the adoption of risk-based capital requirements by other states in which we operate.  Our subsidiaries are subject to their state regulators’ general oversight powers.  Regardless of whether a state adopts the risk-based capital requirements, the state’s regulators can require our  subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members and other constituents. For example, if premium rates are inadequate, reduced profits or losses in our regulated subsidiaries may cause regulators to increase the amount of capital required.  Any additional capital contribution made to one or more of the affected subsidiaries could have a material adverse effect on our liquidity, cash flows and growth potential. In addition, increases of statutory capital requirements could cause us to withdraw from certain programs or markets where it becomes economically difficult to continue operating profitably.

An intercompany loan arrangement currently in place could be terminated by insurance regulators, which would have a material adverse effect on our unregulated cash position and liquidity.

Two of our regulated Florida subsidiaries currently have intercompany loan arrangements in place lending a total of $50.0 million to one of our non-regulated subsidiaries. The intercompany loan arrangement was for the purpose of commencing a new business that ultimately did not occur. The loan arrangements are guaranteed by our parent company and require repayment in September 2012 and we do not intend to repay the loan until that time. However, the Florida regulators could require the regulated subsidiaries to terminate the intercompany loan arrangements before the due date, necessitating the borrowing subsidiary to repay in full the amount owed to the regulated Florida subsidiaries. If we or the borrowing subsidiary were required to repay the intercompany loans, or other restrictions were placed on the use of the loan proceeds, our unregulated cash balance could be reduced by up to $50.0 million plus any accrued interest.

Failure of our state regulators to approve payments of dividends and/or distributions from certain of our regulated subsidiaries to us or our non-regulated subsidiaries may have a material adverse effect on our liquidity, non-regulated cash flows, business and financial condition.

In most states, we are required to seek the prior approval of state regulatory authorities to transfer money or pay dividends from our regulated subsidiaries in excess of specified amounts or, in some states, any amount. The discretion of the state regulators, if any, in approving or disapproving a dividend or intercompany transaction is often not clearly defined. Health plans that declare ordinary dividends usually must provide notice to the regulators in advance of the intended distribution date of such dividend. Extraordinary dividends require approval by state regulators prior to declaration.  If our state regulators do not approve payments of dividends and/or distributions by certain of our regulated subsidiaries to us or our non-regulated subsidiaries, our liquidity, unregulated cash flows, business and financial condition may be materially adversely affected.

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

From time to time, we are party to various other litigation matters (including the matters discussed in Part I, Item 3 – Legal Proceedings, some of which seek monetary damages. We cannot predict with certainty the outcome of any pending litigation or potential future litigation, and we may incur substantial expense in defending these lawsuits or indemnifying third parties with respect to the results of such litigation, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As of December, 31, 2010, our long-term investments included certain municipal note investments with an auction reset feature (“auction rate securities”) that had a par value of $46.2 million and an estimated fair value of $42.2 million. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually anywhere from seven to 35 days. Auctions for these auction rate securities have continued to fail and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the near future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days, as the case may be, until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 29 years) to realize our investments’ recorded value.

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

In 2009 we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.   As previously disclosed, we paid the USAO a total of $80.0 million pursuant to the terms of the DPA.  For more information regarding the DPA, please see Part I, Item 3 – Legal Proceedings.

In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of the pending civil inquiry, it is investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733.  As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam suit").  As part of our discussions to resolve pending qui tam and related civil investigations we have been informed that the Leon County qui tam suit was filed by one of the federal qui tam relators and contains allegations similar to those alleged in one of the unsealed qui tam complaints unsealed in 2010.

In June 2010, the United States government filed its Notice of Election to Intervene in three of the qui tam matters and we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries for, among other things, our agreement to pay a total of $137.5 million, plus interest, over a period of 36 months, and a possible contingent payment of $35.0 million upon the occurrence of certain change in control events.  The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.  Any final resolution of the ongoing investigations being conducted by these agencies could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  For more information regarding the Preliminary Settlement, please see Part I, Item 3 – Legal Proceedings.

We remain engaged in resolution discussions as to matters under review with the United States Department of Health and Human Services’ Office of Inspector General (the “OIG”). Those discussions are ongoing and no final resolution has been reached.

We do not know whether, or the extent to which, any pending investigations will result in the imposition of operating restrictions on our business. If we were to plead guilty to or be convicted of a health care related charge, potential adverse consequences could include revocation of our licenses, termination of one or more of our contracts and/or exclusion from further participation in Medicare or Medicaid programs. In addition, we could be required to operate under a corporate integrity agreement (“CIA”), which is a detailed and restrictive agreement, usually lasting five years, that can be imposed by the OIG. A CIA could require us to operate under significant restrictions, place substantial burdens on our management, hinder our ability to attract and retain qualified associates and cause us to incur significant costs. Further, the majority of our contracts pursuant to which we provide Medicare and Medicaid services contain provisions that grant the regulator broad authority to terminate at will contracts with any entity affiliated with a convicted entity or for other reasons. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the U.S. District Court for the Middle District of Florida (the “Federal Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Federal Court that the prosecution of us be deferred during the duration of the DPA.  In the event of a knowing and willful material breach of a provision of the DPA, the USAO has broad discretion to prosecute us through the filed Information or otherwise. We could also be prosecuted by the Florida Attorney General’s office under such circumstances. In light of the provisions of the DPA, any such proceeding would likely result in one or more criminal convictions, including for health care fraud, which, in turn, would cause us to be excluded from certain programs and could result in the revocation or termination of contracts and/or licenses potentially having a material adverse affect on our results of operations.

We and certain of our past officers and directors are defendants in litigation relating to our participation in federal health care programs, accounting practices and other related matters, and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Putative class action complaints were filed in 2007 against us, as well as certain of our past and present officers and directors, alleging, among other things, numerous violations of securities laws. In August 2010 we reached agreement with the lead plaintiffs on the material terms of a settlement to resolve these matters.  In December 2010, the terms of the settlement were documented in a formal settlement agreement that was preliminarily approved by the Federal Court in February 2011 and is subject to final approval by the Federal Court following notice to all class members.  The settlement provides, among other things, that we will make cash payments to the class of $87.5 million, issue to the class tradable unsecured bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The settlement also includes possible contingent payments of $25.0 million upon the occurrence of certain change in control events and 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday, three of our former officers, as a result of claims arising from the same facts and circumstances that gave rise to this matter.  There can be no assurance that the settlement will be finalized and approved and the actual outcome of this matter may differ materially from the terms of the settlement.  For more information regarding these matters, please see Part I, Item 3 – Legal Proceedings.

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

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in Part I, Item 3 – Legal Proceedings. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending.

In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32.5 million, including $6.7 million received by us in prior years, in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies. The agreement and release did not include a $10.0 million face amount policy that we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. We currently maintain insurance in the amount of $175.0 million which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims.

Continuing negative publicity regarding the investigations, or the managed care industry in general, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In addition, the managed care industry historically has been subject to negative publicity. This publicity may result in increased legislation, regulation and review of industry practices and, in some cases, litigation. For example, the Obama Administration and certain members of Congress have been questioning the profits of health insurance plans and the percentage of premiums paid that are going directly to health care benefits. These inquiries have resulted in news reports that are generally negative to the health insurance industry. These factors may have a material adverse effect on our ability to market our products and services, require us to change our products and services and increase regulatory or legal burdens under which we operate, further increasing the costs of doing business and materially adversely affecting our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

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

Item 3.  Legal Proceedings

Government Investigations

Deferred Prosecution Agreement.  As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

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

In accordance with the DPA, the USAO has filed, with the Federal Court, a statement of facts relating to this matter. As a part of the DPA, we retained an independent monitor (the “Monitor”) for a period of 18 months from August 19, 2009 to February 18, 2011. The Monitor was selected by the USAO after consultation with us and is retained at our expense. In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. Among other things, the Monitor reviewed and evaluated our compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also has reviewed, evaluated and, as necessary, made written recommendations concerning certain of our policies and procedures. Consistent with the DPA, the Monitor has undertaken to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

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

        Civil Division of the United States Department of Justice.  In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of the pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases was partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided with a copy of the qui tam complaints, in response to our request, which otherwise remained under seal as required by 31 U.S.C. section 3730(b)(3).

As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam suit").  As part of our discussions to resolve pending qui tam and related civil investigations discussed above, we were informed that the Leon County qui tam suit was filed by one of the federal qui tam relators and contains allegations similar to those alleged in one of the recently unsealed qui tam complaints.

On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened. Those complaints are now publicly available. A temporary stay of discovery has been granted in the three qui tam matters until May 2, 2011.

The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals. Following execution and government approvals, if any party objects to the settlement, the Federal Court will conduct a hearing to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. Under the Preliminary Settlement, we would, among other things, agree to pay the Civil Division a total of $137.5 million (the “Settlement Amount”), for which the first installment will be due after a written settlement agreement has been executed and three subsequent installments will be paid over a period of up to 36 months after the date of that executed written settlement agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The Preliminary Settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we were acquired or otherwise experienced a change in control during the Payment Period. In addition, the Preliminary Settlement provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the execution of the settlement agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds to be specified in the settlement agreement. We expect that the final settlement agreement will provide that the Settlement Amount will account for approximately $22.9 million owed to the Florida Agency for Health Care Administration (“AHCA”) as a result of overpayments received by us from AHCA during the three month period of August 2005 through October 2005. These overpayments were the result of a change implemented by AHCA in the payment methodology relating to medical benefits for newborns.

There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

United States Department of Health and Human Services.  As previously disclosed, we remain engaged in resolution discussions as to matters under review with the United States Department of Health and Human Services’ Office of Inspector General (the “OIG”). Those discussions are ongoing and no final resolution has been reached.

Class Action Complaints

Putative class action complaints were filed in October 2007 and in November 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in Federal Court against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of ours. The Eastwood Enterprises complaint alleged that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Hutton complaint alleged that various public statements supposedly issued by the defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserted claims under the Exchange Act. Both complaints sought, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued in March 2008, the Federal Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. In October 2008, an amended consolidated complaint was filed in this class action asserting claims against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.

In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Federal Court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009. In April 2010, the Lead Plaintiffs filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. Discovery has been stayed through March 17, 2011.

In August 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve these matters.  In December 2010, the terms of the settlement were documented in a formal settlement agreement that is subject to approval by the Federal Court following notice to all class members. On February 9, 2011, the Federal Court entered an order preliminarily approving the settlement and scheduled the final Settlement hearing for May 4, 2011. The settlement provides that we will make cash payments to the class of $52.5 million within thirty business days following the Federal Court’s preliminary approval of the settlement and $35.0 million by July 31, 2011.  The settlement also provides that we will issue to the class tradable unsecured subordinated bonds having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425.0 million that are senior to the bonds, the holders of the bonds have the right to accelerate payment of the bonds. We will have the right to redeem the bonds at 102% of face value during the first year and at 100% of face value thereafter.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25.0 million.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement also provides that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

There can be no assurance that the settlement will be approved by the Federal Court and the actual outcome of this matter may differ materially from the terms of the settlement.

 Derivative Lawsuits

As previously disclosed, in connection with our government investigations, five putative stockholder derivative actions were filed between October and November 2007. Four of these actions were asserted against directors Kevin Hickey and Christian Michalik, our current directors who were directors prior to 2007, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski, and former director and officer Todd Farha. These actions also named us as a nominal defendant. Two of these actions were filed in the Federal Court and two actions were filed in the Circuit Court for Hillsborough County, Florida (the “State Court”). The fifth action, filed in the Federal Court, asserts claims against directors Robert Graham, Kevin Hickey and Christian Michalik, our current directors who were directors at the time the action was filed, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski, former director and officer Todd Farha, and former officers Paul Behrens and Thaddeus Bereday. A sixth derivative action was filed in January 2008 in the Federal Court and asserted claims against all of these defendants except Robert Graham. All six of these actions contended, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the derivative cases and to take such action with respect to these claims as the Special Litigation Committee determines to be in our best interests. In November 2009, the Special Litigation Committee filed a report with the Federal Court determining, among other things, that we should pursue an action against three of our former officers. In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants and to realign us as a plaintiff for purposes of pursuing claims against former officers Messrs. Farha, Behrens and Bereday.

In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative stockholder derivative action also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1.7 million.  In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our stockholders. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al . The Federal Court stayed discovery through March 17, 2011.  In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"), which is pending.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court. Under the terms of Stipulation II, the plaintiffs in the state action agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, we paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $0.6 million.  The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a notice of appeal in this matter, which remains pending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “WCG”. The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2010
First Quarter ended March 31, 2010	$37.82	$25.68
Second Quarter ended June 30, 2010	$32.16	$22.55
Third Quarter ended September 30, 2010	$29.99	$22.25
Fourth Quarter ended December 31, 2010	$30.46	$27.33
2009
First Quarter ended March 31, 2009	$16.82	$6.23
Second Quarter ended June 30, 2009	$20.91	$10.86
Third Quarter ended September 30, 2009	$27.50	$16.55
Fourth Quarter ended December 31, 2009	$39.12	$24.00

The last reported sale price of our common stock on the New York Stock Exchange on February 11, 2011 was $34.16. As of February 11, 2011, we had approximately 30 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2005, to December 31, 2010 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and the Custom Composite Index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Amerigroup Corporation, Centene Corporation, Cigna Corp., Coventry Health Care Inc., Health Net Inc., HealthSpring, Inc., Humana, Inc., Molina Healthcare, Inc., Unitedhealth Group, Inc., Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the Custom Composite Index on December 31, 2005. The graph also assumes the reinvestment of dividends and is weighted according to the respective company’s stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among WellCare Health Plans, Inc., the S&P 500 Index and a Custom Composite Index (12 Stocks)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
WellCare Health Plans, Inc.
S&P 500
Custom Composite Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
WellCare Health Plans, Inc.	$100	$169	$104	$31	$90	$74
S&P 500 Index	$100	$116	$122	$77	$97	$112
Custom Composite Index (12 stocks)	$100	$94	$108	$49	$62	$69

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Restrictions on Dividends and Management Fees.

Unregistered Issuances of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended December 31, 2010, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	875	$28.59	(2)	N/A	N/A
November 1, 2010 through November 30, 2010	681	$28.42	(3)	N/A	N/A
December 1, 2010 through December 31, 2010	53,688	$30.22	(4)	N/A	N/A
Total during quarter ended December 31, 2010	55,244	$28.72	(5)	N/A	N/A
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

(2)	The weighted average price paid per share during the period was $28.41.
(3)	The weighted average price paid per share during the period was $28.49.
(4)	The weighted average price paid per share during the period was $30.22.
(5)	The weighted average price paid per share during the period was $30.12.

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 2010 Form 10-K. The data for the years ended December 31, 2008, 2009 and 2010, and as of December 31, 2009 and 2010 is derived from consolidated financial statements included elsewhere in this 2010 Form 10-K. The data for the years ended December 31, 2006 and 2007 and as of December 31, 2006, 2007, and 2008 is derived from audited financial statements not included in this 2010 Form 10-K.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except share data)
Consolidated and Combined Statements of Income:
Revenues:
Premium:
Medicaid	$1,871,075	$2,612,601	$2,902,120	$3,165,705	$3,252,377
Medicaid premium taxes	35,316	79,180	88,929	91,026	56,374
Total Medicaid	1,906,391	2,691,781	2,991,049	3,256,731	3,308,751
Medicare Advantage	770,035	1,586,266	2,436,226	2,775,442	1,336,089
PDP	909,617	1,026,842	1,055,795	835,079	785,350
Total premium	3,586,043	5,304,889	6,483,070	6,867,252	5,430,190
Investment and other income	49,919	85,903	38,837	10,912	10,035
Total revenues	3,635,962	5,390,792	6,521,907	6,878,164	5,440,225
Expenses:
Medical benefits:
Medicaid	1,555,819	2,136,710	2,537,422	2,810,611	2,847,315
Medicare Advantage	635,813	1,251,753	2,058,430	2,299,378	1,054,071
PDP	715,658	824,921	934,364	752,468	635,245
Total medical benefits	2,907,290	4,213,384	5,530,216	5,862,457	4,536,631
Selling, general and administrative(1)	461,202	687,669	844,929	805,238	895,894
Medicaid premium taxes	35,316	79,180	88,929	91,026	56,374
Depreciation and amortization	17,170	18,757	21,324	23,336	23,946
Interest	13,965	13,834	11,340	3,087	229
Goodwill impairment(2)	—	—	78,339	—	—
Total expenses	3,434,943	5,012,824	6,575,077	6,785,144	5,513,074
Income (loss) before income taxes	201,019	377,968	(53,170)	93,020	(72,849)
Income tax expense (benefit)	79,790	161,732	(16,337)	53,149	(19,449)
Net income (loss)	$121,229	$216,236	$(36,833)	$39,871	$(53,400)
Net income (loss) per share:
Basic	$3.08	$5.31	$(0.89)	$0.95	$(1.26)
Diluted	$2.98	$5.16	$(0.89)	$0.95	$(1.26)

	As of December 31,
	2006	2007	2008	2009	2010
Operating Statistics:
Medical benefits ratio — Consolidated(3)(4)(5)	81.9%	80.6%	86.5%	86.5%	84.4%
Medical benefits ratio — Medicaid(3)	83.2%	81.8%	87.4%	88.8%	87.5%
Medical benefits ratio — Medicare Advantage(3)	82.6%	78.9%	84.5%	82.8%	78.9%
Medical benefits ratio — PDP(3)	78.7%	80.3%	88.5%	90.1%	80.9%
Selling, general and administrative expense ratio(6)	12.8%	12.9%	13.1%	11.9%	16.6%
Members — Consolidated	2,258,000	2,373,000	2,532,000	2,321,000	2,224,000
Members — Medicaid	1,245,000	1,232,000	1,300,000	1,349,000	1,340,000
Members — Medicare Advantage	90,000	158,000	246,000	225,000	116,000
Members — PDP	923,000	983,000	986,000	747,000	768,000
Days in claims payable(7)	47	46	54	53	62

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$964,542	$1,008,409	$1,181,922	$1,158,131	$1,359,548
Total assets	1,664,298	2,082,731	2,203,461	2,118,447	2,247,293
Long-term debt (including current maturities)	155,621	154,581	152,741	—	—
Total liabilities	1,127,239	1,274,840	1,397,632	1,237,547	1,415,247
Total stockholders’ equity	537,059	807,891	805,829	880,900	832,046
____________

(1)
Selling, general and administrative (“SG&A”) expense includes $266.0 million, $105.0 million, $103.0 million and $71.1 million for the year ended December 31, 2010, 2009, 2008 and 2007, respectively, of aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as: settlement accruals and related fair value accretion, legal fees and other similar costs. These amounts are net of $25.8 million, $6.4 million and $0.3 million of D&O insurance recoveries related to the consolidated securities class action during the years ended December 31, 2010, 2009 and 2008, respectively.

(2)
Based on the general economic conditions and outlook during 2008, we performed an analysis of the underlying valuation of Goodwill at December 31, 2008. Upon reviewing the valuation results, we determined that the goodwill associated with our Medicare reporting unit was fully impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. In 2008, we recorded goodwill impairment expense of $78.3 million.

(3)	Medical benefits ratio measures medical benefits expense as a percentage of premium revenue, excluding premium taxes.
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

(5)
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

(6)
SG&A expense ratio measures selling, general and administrative expense as a percentage of total revenue, excluding premium taxes, and does not include depreciation and amortization expense for purposes of determining the ratio.

(7)
Days in claims payable (“DCP”) measures the average number of days in medical benefits payable based on the average amount of medical benefits expense per calendar day, as calculated in the fourth quarter of each year presented.  The increase in DCP in 2010 was largely driven by certain provider settlements and state customer agreements, as well as changes we implemented in our claims processes designed to improve encounter data quality. The changes in claims processing have added approximately five days to our DCP since June 30, 2010.  We expect that our DCP will decrease during the first quarter of 2011, as we work through the impacts of these changes.

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6 – Selected Financial Data and our combined and consolidated financial statements and related notes appearing elsewhere in this 2010 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2010 Form 10-K.

Overview

Executive Summary

We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients and associates – while delivering competitive returns for our investors.

We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.2 million members as of December 31, 2010. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients and  efficiently manage our ongoing operations. Our strategic priorities include improving health care quality and access for our members, achieving a competitive cost position and delivering prudent and profitable growth.

For a complete discussion of our progress relating to our strategic business initiatives, see  Part I, Item 1 – Business – Business Strategy.

General Economic and Political Environment

The current economic and political environment is affecting our business and the industry overall in a number of ways, as more fully described throughout this 2010 Form 10-K.

New governors recently took office in nearly all of our current Medicaid markets. These new administrations may propose and implement significant changes to current Medicaid programs in their respective states. These changes may include moving programs into managed care, such as the ABD populations; expanding existing programs to provide coverage to those who are currently uninsured; and reprocurement of existing managed care programs. State budget shortfalls in many states will be a significant consideration in any changes to existing Medicaid programs.

The Georgia Department of Community Health is evaluating its Medicaid programs beyond July 1, 2012, which may include a re-bid of the programs for new contracts effective July 1, 2012.  Louisiana and Texas, states in which we have offered MA plans for several years, are now contemplating new and expanded Medicaid managed care programs that would be very complementary to our existing operations and infrastructure.

Premium Rates and Payments

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. Although premiums are generally contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states. In particular, the State of Georgia recently passed legislation mandating that payment for Medicaid premiums in that state be made in the middle and at the end of the month in which services are provided.  Although this legislation becomes effective in June 2011, the State of Georgia has already implemented this change. Previously, such payments were made at the beginning of each month. Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future.

In 2009, as part of the federal medical assistance percentages (“FMAP”), Congress temporarily increased federal funding for state Medicaid programs. The policy rationale was to help alleviate states’ fiscal problems in the face of declining revenues and rising Medicaid enrollments due to the economic downturn. The enhanced FMAP was set to expire at the end of 2010. The Senate and House of Representatives have separately passed legislation extending additional enhanced FMAP funding through June 2011. If the enhanced FMAP is not extended beyond June 2011, states may have to reassess the level of benefits provided under their health care programs, reassess eligibility for benefits and/or take other actions to address a lower FMAP.

Health Care Reform

We believe that the new health care reform legislation will bring about significant changes to the American health care system. For a further discussion of health care reform and its potential impact on our business, see Part I, Item 1 – Business – Health Care Reform. In addition, refer to the risks and uncertainties related to health care reform as discusses in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Business and Financial Outlook

 Business Trends

Our revenues and medical benefits expenses for fiscal year 2010 were lower than in prior periods due to our exit on December 31, 2009 from our MA PFFS product and our exit from Medicaid programs in certain Florida counties during 2009. Premium revenue from our PFFS product represented approximately 41% of our MA reportable operating segment revenue and 17% of our consolidated premium revenue for the 2009 fiscal year. We anticipate that the withdrawal from the PFFS product may provide approximately $40.0 million to $60.0 million of excess capital in the insurance companies that underwrote this line of business, which we may be able to distribute to our unregulated subsidiaries through dividends. However, we currently believe we will not have the benefit of these dividends until late 2011 and possibly later, if at all. Any dividend of surplus capital of our applicable insurance subsidiaries, including the timing and amount of any dividend, would be subject to a variety of factors, which could materially change the aforementioned timing and amount. Those factors principally include the financial performance of other lines of business that operate in those insurance subsidiaries, approval from regulatory agencies and potential changes in regulatory capital requirements.

During 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrolling members into, all lines of our Medicare business from March until the sanction was released in November of that year. As a result of the sanction, we were not eligible to receive auto-assignment of LIS dual-eligible beneficiaries into our PDPs for January 2010 enrollment. We received auto-assignment of such members in subsequent months, although such assignments were at levels well below the level we typically experience in the month of January.

We received rate increases in most of our Medicaid markets during the third quarter of 2010, including net increases of approximately 2.5% to 3.0% in Florida effective September 1, 2010 and 1.5% to 2.0% in Georgia effective July 1, 2010, that were below our medical cost trends. Hawaii program rate increases, which we believe have improved the stability of the program, also were effective July 1, 2010.  New York program rate increases were also implemented during the third quarter of 2010 that were effective April 1, 2010.

As part of the 2010 Acts, MA payment benchmarks for 2011 were frozen at 2010 levels. This places increased importance on administrative cost improvements and effective medical cost initiatives.

Based on the outcome of our 2011 PDP bids, which resulted in our plans being below the benchmarks in 20 of the 34 CMS regions, up from 19 regions in 2010, we were eligible for auto-assignment of LIS beneficiaries in those 20 regions for January 2011 enrollment. In addition, we maintained our auto-assigned members in eight other CMS regions where we bid within a de minimis range of the benchmark.

Some hospital contracts are directly tied to state Medicaid fee schedules, in which case reimbursement levels may be adjusted up or down, generally on a prospective basis, based on adjustments made by the state to the fee schedule. We have experienced, and may continue to experience, such adjustments unless such adjustments are mitigated by an increase in premiums, our profitability will be negatively impacted.

Strategic and Organizational Restructuring

In August 2010, we announced a strategic and organizational restructuring with the objective of ensuring administrative efficiency and a competitive cost structure.  The restructuring included a workforce reduction and the elimination of a significant number of open positions resulting from streamlining and improving business processes and operations, including the centralization and consolidation of certain functions. We also allocated new resources and directed substantial investments to priority areas such as health care quality, compliance, information technology, and business development.

        Assessment of opportunities to improve the efficiency and effectiveness of our administrative processes remains an important discipline for us. We continue to evaluate our operations in order to achieve our long-term target of an administrative expense ratio in the low 10% range. In addition, as part of our medical cost initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives. These medical cost initiatives contributed to the year-over-year reductions we achieved for our medical benefits ratios.

Financial Impact of Government Investigations and Litigation

For a complete discussion of government investigations and litigation including the associated financial impact, please refer to our Selling, general and administrative expense discussion under Results of Operations below and Part IV, Item 15(a) – Note 11 – Commitments and Contingencies.

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

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD and state-based programs that are not part of Medicaid programs, such as CHIP and FHP programs for qualifying families that are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their PCP in order to receive health care from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicare Advantage

       Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans which, following the exit of our PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to Original Medicare, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

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

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, MBR and gross margin. Our MBR measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Our gross margin is defined as our premium revenue less our medical benefits expense.

Our profitability depends in large part on our ability to, among other things, effectively price our health and prescription drug plans; predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, including reserve estimates and pharmacy costs; contract with health care providers; and attract and retain members. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our profitability and may have a material impact on our business, financial condition and results of operations.

Premium Revenue

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The primarily fixed premiums we receive for each member varies according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. For further information regarding premium revenues, please refer below to Premium Revenue Recognition under Critical Accounting Estimates.

Medical Benefits Expense

        Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member and fee-for-service as well as risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Capitation payments represented 12.0%, 11.0% and 12.0% of our total medical benefits expense for the years ended December 31, 2010, 2009 and 2008, respectively. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information regarding medical benefits expense, please refer below to Estimating Medical Benefits Expense and Medical Benefits Payable under Critical Accounting Estimates.

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

Results of Operations

The following table sets forth data from our Consolidated Statements of Operations, as well as other key data used in our results of operations discussion. The historical results are not necessarily indicative of results to be expected for any future period.

Consolidated Statement of Operations Data:	For the year ended December 31,
	2010	2009	2008
Revenues:	(In millions, except per share data)
Premium	$5,430.2	$6,867.2	$6,483.1
Investment and other income	10.0	10.9	38.8
Total revenues	5,440.2	6,878.1	6,521.9
Expenses:
Medical benefits	4,536.6	5,862.5	5,530.2
Selling, general and administrative	895.9	805.2	845.0
Medicaid premium taxes	56.4	91.0	88.9
Depreciation and amortization	23.9	23.3	21.3
Interest	0.2	3.1	11.3
Goodwill impairment	-	-	78.3
Total expenses	5,513.0	6,785.1	6,575.0
(Loss) income before income taxes	(72.8)	93.0	(53.1)
Income tax (benefit) expense	(19.4)	53.1	(16.3)
Net (loss) income	$(53.4)	$39.9	$(36.8)

Net (loss) income per common share:
Basic	$(1.26)	$0.95	$(0.89)
Diluted	$(1.26)	$0.95	$(0.89)

Consolidated MBR	84.4%	86.5%	86.5%

Summary of Consolidated Financial Results

Membership

	As of December 31,
Membership:	2010	2009	2008
Medicaid	1,340,000	1,349,000	1,300,000
MA	116,000	225,000	246,000
PDP	768,000	747,000	986,000
Total Membership	2,224,000	2,321,000	2,532,000

        As of December 31, 2010, we served approximately 2,224,000 members; a decrease of 97,000 members from the 2,321,000 members we served as of December 31, 2009. The overall membership decrease was due primarily to our December 31, 2009 exit from our PFFS product, which accounted for 95,000 MA members as of December 31, 2009 as well as a decline in MA CCP membership. The decrease in MA CCP resulted from the 2009 CMS Medicare marketing sanction, which was lifted in November 2009. However, we were not eligible to receive auto-assignments of low-income subsidy, dual-eligible beneficiaries into our PDP plans for January 2010 enrollment. We received auto assignments of PDP members in subsequent months, although such assignments were below the level we typically experience in the month of January. Membership in all of our segments has sequentially increased for the last two quarters, which reflects the strengthening throughout 2010 of our MA sales processes and auto-assignments of additional PDP  members and Medicaid members, primarily in Georgia. For 2011, we are targeting membership growth for both our MA and PDP segments. As of January 31, 2011, our MA membership increased by 2,000 members to 118,000 members and our PDP membership grew by approximately 150,000 members.

        Overall membership declined from December 31, 2008 to December 31, 2009 by 211,000 members. The decline was primarily due to lower PDP membership resulting from the 2009 PDP bid in which we were above the benchmark in 22 of 34 regions, partially offset by an increase in Medicaid members.

Net (loss) income

For the year ended December 31, 2010, the net loss was $53.4 million compared to $39.9 million of net income for the same period in 2009. Excluding investigation-related and litigation-resolution costs of $167.6 million and $86.7 million, net of tax, net income would have been $114.2 million and $126.6 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net income, as adjusted, for the year ended December 31, 2010 compared to the same period in the prior year was mainly the result of the loss of gross margin from the withdrawal of our PFFS product and increases in Medicare-related marketing costs, partially offset by our overall MBR improvement and reductions in SG&A expenses.

Net income increased approximately $76.7 million to $39.9 million in the year ended December 31, 2009 from a net loss of $36.8 million in 2008. Excluding investigation-related and litigation-resolution costs of $86.7 million and $71.3 million, net of tax, net income would have been $126.6 million and $34.5 million for the years ended December 31, 2009 and 2008, respectively. The increase in net income, as adjusted, is due primarily to SG&A expense reduction and improvements in operating efficiency.

Premium revenue

As discussed below, premium revenue includes $56.4 million, $91.0 million and $88.9 million of Medicaid premium taxes for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, our MA segment includes results from the PFFS product that we exited on December 31, 2009. Our PFFS product contributed approximately $1,133.5 million and $983.5 million of premium revenue for the years ended December 31, 2009 and 2008, respectively. We continue to administer the PFFS program, which includes processing claims payments as well as providing member and provider services, for health care services provided prior to our exit on December 31, 2009. As a result, we recognized $3.5 million for retrospective risk-adjusted premium settlements related to our PFFS product for the year ended December 31, 2010.

Excluding the impact of premium taxes as well as premium revenue from our PFFS product, premium revenue for the year ended December 31, 2010 decreased $272.4 million, or 4.8%, to $5,370.3 million from $5,642.7 million for the same period in the prior year. The decrease in premium revenue is primarily attributable to the decline in membership in our MA segment and lower membership in our PDP segment in the first half of 2010 resulting from our loss of membership due to the 2009 CMS marketing sanction and higher returned premium under the risk corridor provisions of our PDP product, partially offset by an increase in Medicaid segment premium revenue due primarily to reductions by certain states that occurred earlier in the year and membership growth.

For the year ended December 31, 2009, total premium revenue, excluding the impact of premium taxes and premium revenue from our PFFS product, increased $232.0 million, or 4.3%, to $5,642.7 million from $5,410.7 million for the same period in the prior year due to increases in premium rates in both the Medicaid and Medicare segments.

Investment and other income

For the year ended December 31, 2010, investment and other income decreased $0.9 million, or 8.3%, to $10.0 million from $10.9 million for the same period in the prior year. The decrease was primarily due to reduced market rates on lower average cash and investment balances, partially offset by the increase in other income attributed to shifting our investment portfolio during the third quarter of 2010 from tax-exempt to taxable investments, which typically generates a higher yield, and from other income derived primarily from co-payments collected on member prescriptions and sales of prescription drugs to non-members that can vary during any particular period.

For the year ended December 31, 2009, investment and other income decreased approximately $27.9 million, or 71.9%, to $10.9 million from $38.8 million for the same period in the prior year. The decrease was primarily due to reduced market rates on lower average investment and cash balances.

Medical benefits expense

        As previously discussed, our MA segment includes results from the PFFS product that we exited on December 31, 2009. Medical benefits expense for our PFFS product was $984.1 million and $850.6 million for the years ended December 31, 2009 and 2008, respectively. The wind-down of PFFS lowered medical benefits expense by approximately $33.4 million as a result of the favorable development of 2009 and prior years’ medical benefits payable.

        Excluding the medical benefits expense from our PFFS product, total medical benefits expense for the year ended December 31, 2010 decreased $308.4 million, or 6.3%, to $4,570.0 million from $4,878.4 million for the same period in the prior year. The decrease in medical benefits expense was primarily due to the decline in membership in our other products, as well as a decrease in MBR for Medicaid and PDP. The consolidated MBR, excluding the impact from our PFFS product, was 85.1% and 86.5% for the year ended December 31, 2010 and 2009, respectively. Net favorable prior period reserve development, excluding PFFS, reduced MBR by 0.4% and 0.8% in 2010 and 2009, respectively. The decline in MBR is primarily due to improved performance of our Medicaid and PDP segments. In 2010, we benefited from utilization that was modestly below historical levels.  We currently expect that MBRs for all three of our segments will increase in 2011 versus 2010. Ongoing medical expense management initiatives will be important to our competitive position given the challenging rate environment.

Excluding the medical benefits expense from our PFFS product, total medical benefits expense for the year ended December 31, 2009 increased $198.8 million, or 4.2%, to $4,878.4 million from $4,679.6 million for the same period in the prior year. Our MBR was 86.5% in both of the years ended December 31, 2009 and 2008. We believe that medical benefits expense for the year ended December 31, 2008 should be adjusted to exclude $92.9 million of favorable claim reserve development recorded in 2007 that otherwise would have been recognized in the year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. We were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The adjusted medical benefit expense amount is a non-GAAP financial measure. Medical benefits expense for the year ended December 31, 2009, increased $425.2 million to approximately $4,878.4 million from approximately $4,586.7 million, as adjusted, for the same period in the prior year. Our MBR for the year ended December 31, 2009, was 86.5% compared to 84.8% as adjusted for the same period in 2008. The increase in medical benefits expense and MBR was primarily due to the change in the demographic mix of our members and overall increased utilization patterns.

Selling, general and administrative expense

        SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and litigation, such as: settlement accruals and related fair value accretion, legal fees and other similar costs; net of $25.8 million, $6.4 million and $0.3 million of D&O insurance recoveries during December 31, 2010, 2009 and 2008, respectively, related to the putative class action complaints.  Please refer to Part I, Item 3 – Legal Proceedings for a complete discussion of investigation-related and litigation resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related and litigation resolution costs because they are not believed to be indicative of long-term business operations.  A summary of these investigation-related resolution costs and a reconciliation of SG&A expense, including and excluding such costs, are presented below.

	For the year ended December 31,
	2010	2009	2008
	(In millions)
SG&A expense	$895.9	$805.2	$845.0
Adjustments:
Investigation-related and litigation resolution costs(1)	(258.7)	(60.7)	-
Investigation-related administrative costs, net of D&O insurance
policy recovery	(7.2)	(44.3)	(103.0)
Net investigation-related and litigation resolution costs	(265.9)	(105.0)	(103.0)
Adjusted SG&A expense	$630.0	$700.2	$742.0

____________

(1)
Reflects costs related to resolving government investigations and related litigation, including the DPA with the USAO, inquiries by the SEC, inquiries by the Civil Division and the putative class action complaints. Such costs include: $80.0 million paid to the USAO in conjunction with the DPA in May 2009; $10.0 million paid to the SEC in 2009 and 2010; $135.6 million accrued in conjunction with inquiries by the Civil Division, including $76.5 million in 2009 and $59.1 million in 2010 after reaching a preliminary agreement with the Civil Division in June 2010;  and $196.9 million accrued in June 2010 in conjunction with reaching a settlement agreement to resolve the putative securities class action complaints, including $194.0 million during the second quarter.

        Excluding the investigation-related and litigation resolution costs, our SG&A expense for the year ended December 31, 2010, decreased approximately $70.2 million, or 10.0%, to $630.0 million from $700.2 million for the same period in the prior year. The reduction in SG&A expense was mainly due to the exit of our PFFS product and operating efficiency, offset in part by increased costs for MA CCP marketing and infrastructure investments and severance costs associated with our organizational realignment implemented during 2010.

        Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 16.6% for the year ended December 31, 2010 compared to 11.9% for the same period in the prior year. After excluding the investigation-related and litigation resolution costs, our SG&A ratio for the year ended December 31, 2010 was 11.7% compared to 10.3% for the same period in the prior year. The increase in 2010 SG&A ratio was mainly due to a lower revenue base in 2010 resulting from the exit from our PFFS product and lower MA CCP marketing costs in 2009 due to the CMS marketing sanction. We anticipate that our 2011 adjusted SG&A ratio will be in the high 10% range. We believe this represents solid progress toward our long-term goal of an adjusted SG&A ratio in the low 10% range, based on our current business mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design will drive further improvement in our administrative cost structure.

Excluding the investigation-related and litigation resolution costs, our SG&A expense for the year ended December 31, 2009, decreased approximately $41.8 million, or 5.6%, to $700.2 million from $742.0 million for the same period in 2008. The reduction in SG&A expense was primarily driven by lower sales and marketing costs caused by the CMS sanction and reduced Florida Medicaid sales costs.  The lower SG&A expense was partially offset by investments to improve operating efficiency and effectiveness and to remediate issues in conjunction with the 2009 CMS marketing sanction.  Our SG&A ratio was 11.9% and 13.1% for the years ended December 31, 2009 and 2008, respectively. After excluding the investigation-related and litigation resolution costs, our SG&A ratio for the year ended December 31, 2009 was 10.3% compared to 11.5% for the same period in 2008.

Medicaid premium taxes

        Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each state agency and recorded as a component of revenue, as well as administrative expense, when incurred. We exclude Medicaid premium taxes from premium revenue when calculating our key ratios as we believe the premium tax is not indicative of our operating performance.

In October 2009, the State of Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and expenses. However, effective July 1, 2010, the State of Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the last half of 2010, we were assessed and remitted taxes on premiums in Georgia. We were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio throughout 2010. Medicaid premium taxes for the years ended December 31, 2010, 2009 and 2008 were $56.4 million, $91.0 million and $88.9 million, respectively.

Income tax (benefit) expense

Income tax benefit on pre-tax loss for the year ended December 31, 2010 was $19.4 million compared to income tax expense of $53.1 million on pre-tax income for the same period in the prior year, with an effective tax rate of 26.7% and 57.1% for the year ended December 31, 2010 and 2009, respectively. Our effective income tax rate in both years differed from the statutory tax rate primarily due to limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters as well as certain executive compensation costs.

For the year ended December 31, 2009, income tax expense was $53.1 million on pre-tax income compared to $16.3 million of income tax benefit on pre-tax loss for the same period in 2008. The tax effective rate was approximately 57.1% and 30.7% in the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate was  primarily attributable to  non-deductible amounts accrued in 2009 related to certain government investigation related matters and the tax benefit of the goodwill impairment incurred in 2008.

Reconciling Segment Results

The following table reconciles our reportable segment results with our (loss) income before income taxes, as reported under GAAP.

	For the year ended December 31,
Reconciling Segment Results Data:	2010	2009	2008
Gross margin:	(Dollars in millions)
Medicaid	$461.5	$446.1	$453.6
Medicare Advantage	282.0	476.1	377.8
PDP	150.1	82.6	121.4
Total gross margin	893.6	1,004.8	952.8

Investment and other income	10.0	10.9	38.8
Other expenses	976.4	922.7	1,044.7
(Loss) income before income taxes	$(72.8)	$93.0	$(53.1)

Medicaid Segment Results

	For the year ended December 31,
	2010	2009	2008
Medicaid Segment Results Data:	(Dollars in millions)
Premium revenue	$3,252.4	$3,165.7	$2,902.1
Medicaid premium taxes	56.4	91.0	88.9
Total premiums	3,308.8	3,256.7	2,991.0
Medical benefits expense	2,847.3	2,810.6	2,537.4
Gross margin	461.5	446.1	453.6

Medicaid Membership:
Georgia	566,000	546,000	483,000
Florida	415,000	425,000	473,000
Other states	359,000	378,000	344,000
	1,340,000	1,349,000	1,300,000

Medicaid MBR:	87.5%	88.8%	87.4%

       Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2010 increased $86.7 million to $3,252.4 million from $3,165.7 million for the same period in the prior year. The increase in premium revenue was mainly due to rate increases implemented in most markets during the year and membership growth in Georgia, partially offset by the decrease in membership primarily in Florida. Membership decreased overall by approximately 9,000 members to 1,340,000 as of December 31, 2010, from 1,349,000 as of December 31, 2009.

        Medicaid medical benefits expense for the year ended December 31, 2010 increased $36.7 million to $2,847.3 million from $2,810.6 million from the same period in the prior year due mainly to the impact of prior period favorable reserve development experienced in 2009, increase in membership and a change in the demographic mix of our members. The decrease in Medicaid MBR for the year ended December 31, 2010 is mainly from premium increases during the past year and the impact of medical cost initiatives that we have implemented, partially offset by the impact of the net favorable prior year reserve development recognized in 2009 that exceeds the impact of the net favorable prior year reserve development recognized in 2010. We currently expect that the Medicaid MBR will increase in 2011 versus 2010, driven largely by rate increases that are below medical cost trends.

        Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2009 increased $263.6 million to $3,165.7 million from $2,902.1 million for the same period in 2008. The increase in Medicaid segment revenue is primarily due to the inclusion of operations for the Hawaii ABD program, which was not present for the same period in 2008.  This increase was partially offset by the impact of our withdrawal from certain Florida counties and our withdrawal from the Ohio ABD program, with the remaining change due to a change in the demographic mix of our members.  Our Medicaid segment grew from 1,300,000 members at December 31, 2008 to 1,349,000 at December 31, 2009.

        For the year ended December 31, 2009, Medicaid medical benefits expense increased $273.2 million, or 10.8%, to $2,810.6 million from $2,537.4 million for the same period in 2008. Our Medicaid MBR was 88.8% for the year ended December 31, 2009 and 87.4% for the same period in 2008. We believe that medical benefits expense for the year ended December 31, 2008 should be adjusted to exclude $39.5 million of favorable claim reserve development recorded in 2007 that otherwise would have been recognized the in year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. We were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The adjusted medical benefit expense amount is a non-GAAP financial measure. Medicaid medical benefits expense for the year ended December 31, 2009, increased $312.7 million to approximately $2,810.6 million from approximately $2,497.9 million, as adjusted, for the same period in 2008. Our MBR for the year ended December 31, 2009, was 88.8% compared to 86.1% as adjusted for the same period in 2008. The change in the demographic mix of our members and overall increased utilization patterns and costs of our members accounted for the increase in MBR.

Medicare Advantage Segment Results

	For the year ended December 31,
	2010	2009	2008
MA Segment Results Data:	(Dollars in millions)
Premium revenue	$1,336.1	$2,775.5	$2,436.2
Medical benefits expense	1,054.1	2,299.4	2,058.4
Gross margin	282.0	476.1	377.8

MA Membership	116,000	225,000	246,000

MA MBR	78.9%	82.8%	84.5%

        As previously discussed, our MA segment includes results from the PFFS product that we exited on December 31, 2009. Our PFFS product contributed approximately $1,133.5 million and $983.5 million of premium revenue for the years ended December 31, 2009 and 2008, respectively. Medical benefits expense for our PFFS product was $984.1 million and $850.6 million for the years ended December 31, 2009 and 2008, respectively. We continue to administer the PFFS program, which includes processing claims payments as well as providing member and provider services, for health care services provided prior to our exit on December 31, 2009. As a result, we recognized $3.5 million for retrospective risk-adjusted premium settlements related to our PFFS product for the year ended December 31, 2010. The wind-down of PFFS also lowered medical benefits expense by approximately $33.4 million as a result of the favorable development of 2009 and prior years’ medical benefits payable.

        Excluding premium revenue from our PFFS product, MA premium revenue for the year ended December 31, 2010 decreased $309.3 million to $1,332.6 million from $1,641.9 million for the same period in the prior year. Membership decreased by approximately 109,000 members to 116,000 as of December 31, 2010, from 225,000 as of December 31, 2009. The decrease in MA premium revenue and membership was primarily attributable due to our inability to enroll new MA CCP members during the 2009 CMS marketing sanction period. Correspondingly, MA gross margin, excluding the impact from our PFFS product in 2009, decreased by $81.5 million for the year ended December 31, 2010, to $245.1 million from $326.6 million compared to the same period in the prior year due to the decrease in premiums, partially offset by $33.1 million of prior period favorable reserve development in 2010 related to the PFFS product. The decrease in the 2010 MA MBR was primarily related to the withdrawal of PFFS plans, which operated at an MBR above the segment average, and the prior period favorable reserve development related to the PFFS product. Excluding the impact from our PFFS product in 2009, the MA segment MBR increased from 80.1% for the year ended December 31, 2009 to 81.6% for the year ended December 31, 2010. The overall increase in MBR was attributed to a change in the demographic mix of our members and increased utilization patterns.

        Excluding premium revenue from our PFFS product in 2009 and 2008, MA segment premium revenue for the year ended December 31, 2009, increased $189.2 million to $1,641.9 million from $1,452.7 million for the same period in 2008. Our MA MBR, excluding the impact from our PFFS product in 2009 and 2008 was 80.1% for the year ended December 31, 2009 compared to 83.1% for the same period in 2008. We believe that MA medical benefits expense for the year ended December 31, 2008 should be adjusted to exclude $53.4 million of favorable claim reserve development recorded in 2007 that otherwise would have been recognized in year ended December 31, 2008 if we had timely filed our 2007 Form 10-K. We were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date we filed our 2007 Form 10-K; therefore, the favorable development was reported in 2007 instead of 2008 as it otherwise would have been. The adjusted medical benefit expense amount is a non-GAAP financial measure. Excluding medical benefits expense from our PFFS product, MA medical benefits expense for the year ended December 31, 2009, increased $160.9 million to $1,315.3 million from $1,154.4 million, as adjusted, for the same period in 2008. For the year ended December 31, 2009, the MA MBR was 80.1% compared to 79.5%, as adjusted, for the same period in the prior year. The overall increase was driven primarily by the demographic mix of our members.

Prescription Drug Plans Segment Results

	For the year ended December 31,
	2010	2009	2008
PDP Segment Results Data:	(Dollars in millions)
Premium revenue	$785.4	$835.1	$1,055.8
Medical benefits expense	635.3	752.5	934.4
Gross margin	150.1	82.6	121.4

PDP Membership	768,000	747,000	986,000

PDP MBR	80.9%	90.1%	88.5%

PDP premium revenue for the year ended December 31, 2010 decreased $49.7 million to $785.4 million from $835.1 million for the same period in the prior year. The lower premium revenue in 2010 is the result of lower membership in the first half of the year and a higher returned premium under the risk corridor provisions of the PDP product. The higher risk corridor returned premium is due to the lower claim expense in 2010.

Membership increased by approximately 21,000 members to 768,000 as of December 31, 2010 from 747,000 as of December 31, 2009, despite lower membership throughout the first half of the year.  PDP membership at the beginning of 2010 was lower than the end of 2009 as we were unable to receive auto-assigned membership in January 2010 following the release of the 2009 CMS marketing sanction.  Membership gradually increased throughout the year as we became eligible to receive auto assignments and additional marketing activities.

PDP MBR improved for the year ended December 31, 2010 due to improved performance of the product as a result of our revised product benefit design and increased generic drug dispensing through the benefit design. PDP gross margin for the year ended December 31, 2010 increased $67.5 million to $150.1 million from $82.6 million for the same period in the prior year. The improvement in gross margin was due mainly to better overall performance of the Part D product and improved MBR despite the decrease in premiums. Given our low MBR in 2010, we will likely experience an increase in our PDP MBR in 2011. This membership growth will result in our PDP segment making up a larger part of our business in 2011 versus 2010. Consequently, the seasonal medical benefits expense pattern of the PDP product will have a more pronounced effect on the aggregate operating results. During 2011, we also anticipate continued membership growth as a result of auto assignment of low income subsidy members. In addition, we believe our plans are well positioned relative to member utilization patterns, cost-sharing and focus on generic medications, for what is a very value and cost-conscious population. Therefore, we anticipate additional voluntary enrollment as well.

For the year ended December 31, 2009, PDP segment premium revenue decreased $220.7 million to $835.1 million from $1,055.8 million for the same period in 2008. The decrease in PDP segment revenue is primarily due to a loss in PDP membership of approximately 239,000 members as we bid above the benchmark in 22 of 34 regions.  PDP medical benefits expense decreased $181.9 million to $752.5 million from $934.4 million for the same period in the prior year. Our PDP MBR was 90.1% for the year ended December 31, 2009 compared to 88.5% for the same period in the prior year. The increase in MBR was driven by utilization patterns and the structure of our benefit design.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part I, Item 1A – Risk Factors.

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

        The primary sources of cash for our non-regulated subsidiaries are management fees and dividends received from our regulated subsidiaries and investment income.  Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services and information technology.  Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries.  We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively.

Cash Positions

We currently believe that we will be able to meet our known monetary obligations, including the terms of the settlement agreements reached to resolve the government investigation and related litigation, and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations. The table below presents our cash and investment positions as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
Cash and cash equivalents:	(Dollars in millions)
Regulated	$1,168.9	$1,040.5
Unregulated	190.6	117.6
	$1,359.5	$1,158.1

Investments:
Regulated
Auction rate securities	$40.2	$49.4
Other	129.1	62.2
	$169.3	$111.6

Unregulated
Auction rate securities	$2.3	$2.3
Other	0.1	0.5
	2.4	2.8
	$171.7	$114.4

Metrics:
Percentage of investments in certificates of deposit	44.4%	93.9%
Weighted-average maturity of certificates of deposit	68 Days	40 Days
Annual tax equivalent portfolio yield	0.5%	0.6%

During 2010, we received $45.7 million in dividends from our regulated subsidiaries, which increased our unregulated cash. During 2009, three of our regulated subsidiaries declared and paid dividends to one of our non-regulated subsidiaries in the aggregate amount of $44.4 million.  On December 31, 2008, three of our regulated subsidiaries, declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105.1 million, of which two dividends were paid in December 2008 and one dividend which was paid in January 2009.

Initiatives to Increase Our Unregulated Cash

We are pursuing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, consideration of obtaining dividends from certain of our regulated subsidiaries to the extent that we are able to access any available excess capital and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so.

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

As of December 31, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

Auction Rate Securities

As of December 31, 2010, all of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. As of the date of this Form 10-K, auctions have failed for $46.2 million of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees or municipal bond insurance and our ability and present intent to hold these securities until maturity or market stability is restored; however, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 29 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 23 years. During 2010, auction rate securities of $10.9 million, in the aggregate, were called at par, at the option of the issuer.

Investigation-Related Costs

We have expended significant financial resources in connection with the investigations and related matters. Since the inception of these investigations through December 31, 2010, we have incurred a total of approximately $202.1 million for administrative expenses associated with, or consequential to, these governmental and Company investigations specifically for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses, prior to any insurance recoveries.

In August 2010, we entered into an agreement and release with the carriers of our D&O liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32.5 million, including $6.7 million received by us in prior years, in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10.0 million face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded the $25.8 million of insurance proceeds as a reduction to SG&A expenses at the time the agreement was executed.   No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies. We currently maintain directors and officers liability insurance in the amount of $175.0 million for other matters not addressed above.

Regulatory Capital and Dividend Restrictions

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance department in the state in which they operate, except our New York HMO subsidiary, which is licensed as a Prepaid Health Services Plan by the New York State Department of Health, and are subject to the rules, regulation and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

Our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds, entering into other arrangements with related parties, and acquisitions or similar transactions involving an HMO or insurance company, or any change in control. For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, statutory minimum,  RBC requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2010, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the ACL, which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2010, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $695.0 million and $619.0 million at December 31, 2010 and 2009, respectively, compared to the required surplus of approximately $300.0 million and $370.0 million at December 31, 2010 and 2009, respectively.

        The statutory framework for our regulated subsidiaries’ minimum capital changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, the state of New York adopted regulations that increased the reserve requirement by 150% over an eight-year period that will be fully implemented by 2013. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituents.  Moreover, if we expand our plan offerings in new states or pursue new business opportunities, we may be required to make additional statutory capital contributions.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to, among other things, restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income.

Also, we may only invest in the types of investments allowed by the state in order to qualify as admitted assets and we are required by certain states to deposit or pledge assets that are considered as restricted assets. At December 31, 2010 and 2009, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. Government Securities.

Overview of Cash Flow Activities

For the years ended December 31, 2010, 2009 and 2008 our cash flows from operations are summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In millions)
Net cash provided by operations	$223.1	$57.9	$296.4
Net cash (used in) provided by investing activities	(60.5)	63.6	(91.1)
Net cash provided by (used in) financing activities	38.9	(145.4)	(31.8)

Net cash provided by operations

The net cash inflow from operations for the years ended December 31, 2010, 2009 and 2008 was primarily due to changes in the receivables and liabilities due to timing of cash receipts and payments. Cash flow in 2009 was negatively impacted by payments related to settlements reached with the USAO and SEC.

Net cash (used in) provided by investing activities

In 2010, investing activities consisted primarily of net purchases of investments totaling approximately $56.0 million as well as $27.5 million of additions to property, equipment and capitalized software, partially offset by net proceeds from the maturity of restricted investments totaling approximately $23.0 million.

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

Net cash provided by (used in) financing activities

In 2010, financing activities consisted primarily of funds held for the benefit of members, which increased approximately $44.7 million. These PDP member subsidies represent pass-through payments from government partners and are not accounted for in our results of operations since they represent payments to fund deductibles, co-payments and other member benefits for certain of our members that normally fluctuate.

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

Off Balance Sheet Arrangements

At December 31, 2010, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2010.

	Payments due to period
		Less Than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$66.3	$15.2	$26.7	$18.3	$6.1
Capital leases	8.1	2.5	3.9	1.7	-
Purchase obligations(1)	115.2	54.1	57.7	3.4	-
Unrecognized tax benefit	3.4	-	-	-	3.4
Civil Division settlement(2)	137.5	34.4	68.7	34.4	-
Attorneys' fees for qui tam relators(3)	5.0	5.0	-	-	-
Class Action settlement(4)	200.0	87.5	-	-	112.5
Total	$535.5	$198.7	$157.0	$57.8	$122.0
____________

(1)	Our purchase obligations include commitments under contracts for equipment leases, software maintenance and the purchase of pharmaceuticals from our pharmacy benefit manager.
(2)
Based on the terms of the Preliminary Settlement reached with the Civil Division in June 2010 to settle pending civil inquiries related to qui tam complaints filed by relators against us. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals, as discussed in Part I, Item 3 – Legal Proceedings.

(3)	During the fourth quarter of 2010, we recorded an estimate related to the qui tam relators attorneys’ fees to be paid in addition to the Preliminary Settlement amount.
(4)
Based on the terms of an agreement reached with the Lead Plaintiffs in December 2010 to resolve the Class Action Complaints that is subject to approval by the Federal Court, as discussed in Part I, Item 3 – Legal Proceedings.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting estimates relating to premium revenue recognition, medical benefits payable and medical benefits expense, and goodwill and intangible assets are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract by CMS and the states, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. Premiums are billed monthly for coverage in the following month and we are paid generally in the month in which we provide services. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical trends, compliance with requirements for certain contracts to expend a minimum percentage of premiums on eligible medical expense, and other factors. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. Historically, the allowance has not been significant relative to premium revenue.

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS requires us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $0.3 million and $64.3 million at December 31, 2010 and 2009, respectively. The amounts due to government agencies for reconciling items were $63.3 million and $105.1 million at December 31, 2010 and 2009, respectively. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

Medicaid

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans.  We receive a fixed premium PMPM pursuant to our state contracts.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. We generally receive premium payments during the month in which we provide services and recognize premium revenue during the period in which we are obligated to provide such services to our members.  In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  In Georgia, Illinois, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.  Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Medicare Advantage

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members.

Prescription Drug Plans

As with our traditional MA plans, we provide written bids to CMS for our PDPs, which include the estimated costs of providing prescription drug benefits over the plan year. The payments we receive monthly from CMS and members are based on our estimated costs for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our contract. Our PDP contracts with CMS generally has a term of one year. The amount of CMS payments relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Settlement of the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. The Initial CMS Settlement represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues the Final CMS Settlement. We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

CMS has performed and continues to perform RADV audits of selected MA plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each MA member. Our Florida MA plan was selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other plans and contract years on an ongoing basis. The CMS audit process selects a sample of 201 enrollees for medical record review from each contract selected. We have responded to CMS’s audit requests by retrieving and submitting all available medical records and provider attestations to substantiate CMS-sampled diagnosis codes. CMS will use this documentation to calculate a payment error rate for our Florida MA plan 2007 premiums. CMS has not indicated a schedule for processing or otherwise responding to our submissions.

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

Estimating Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR. The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2010, 2009 and 2008:

	As of December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
	(Dollars in millions)
Claims adjudicated, but not yet paid	$50.9	7%	$53.0	7%	$77.1	10%
IBNR	692.1	93%	749.5	93%	689.1	90%
Total Medical benefits payable	$743.0		$802.5		$766.2

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

The factors and assumptions described above that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset, since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies, discussed above, would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience. With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the fixed fee PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months’ utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of December 31, 2010 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2010 were decreased by 1%, our net loss would increase by approximately $54.4 million. If the completion factors were increased by 1%, our net loss would decrease by approximately $53.2 million.

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

In addition to the release of the provision for moderately adverse conditions, medical benefits expense for the year ended December 31, 2010, was impacted by approximately $56.2 million of net favorable development related to prior years. For the year ended December 31, 2009, medical benefits expense was impacted by approximately $58.7 million of net favorable development related to prior years. A significant portion of the net favorable prior year development in 2010 is associated with the exit of our PFFS product on December 31, 2009. The net amount of prior period developments in the 2009 periods was primarily attributable to pricing assumptions, early durational effect favorability, the volatility associated with our new and small blocks of MA business, which were converted from the loss ratio methodology to the development factor methodology in 2009 (both methodologies are recognized methods for estimating claim reserves in accordance with actuarial standards of practice), the recovery by us of claim overpayments on our PFFS product that exceeded our estimates and better than expected demographic mix of membership. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

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

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Balances as of beginning of period	$802.5	$766.2	$538.1
Medical benefits incurred related to:
Current period	4,652.9	5,983.5	5,538.2
Prior periods	(116.3)	(121.0)	(8.0)
Total	4,536.6	5,862.5	5,530.2
Medical benefits paid related to:
Current period	(4,026.3)	(5,250.9)	(4,848.4)
Prior periods	(569.8)	(575.3)	(453.7)
Total	(4,596.1)	(5,826.2)	(5,302.1)
Balances as of end of period	$743.0	$802.5	$766.2

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

        Medical benefits payable recorded at December 31, 2009, 2008 and 2007 developed favorably by approximately $116.3 million, $121.0 million and $8.0 million in 2010, 2009 and 2008, respectively. These prior period developments were primarily attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions, and favorable variances between actual experience and key assumptions relating to trend factors and completion factors for claims incurred in prior years. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the succeeding year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

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

Goodwill and Intangible Assets

We obtained goodwill and intangible assets as a result of the acquisitions of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Intangible assets include provider networks, trademarks, state contracts, licenses and permits. Our intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Our annual impairment test was completed during the third quarter of 2010. We assessed the book value of goodwill and other intangible assets and have determined that the fair value of our goodwill exceeds its carrying value, and as a result, there were no indications of additional impairment testing required as of December 31, 2010.

We evaluated the intangible assets used in our PFFS business, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets were not impaired.

Based on the general economic conditions and outlook during 2008, we performed an analysis of the underlying valuation of Goodwill at December 31, 2008. Upon reviewing the valuation results, we determined that the Goodwill associated with our Medicare reporting unit was fully impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. In 2008, we recorded goodwill impairment expense of $78.3 million, and a corresponding write-down to Goodwill to reflect its fair value as presented in the Consolidated Balance Sheet.

Recently Adopted Accounting Standards

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

As of December 31, 2010 and 2009, we had short-term investments of $108.8 million and $62.7 million, respectively. At December 31, 2010 and 2009, we had investments classified as long-term in the amount of $62.9 million and $51.7 million, respectively. We also had restricted investments of $107.6 million and $130.5 million, at December 31, 2010 and 2009, respectively, which consist principally of restricted deposits in accordance with regulatory requirements. The short-term investments consist of highly liquid securities with maturities between three and 12 months as well as longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2010, the fair value of our fixed income investments would decrease by approximately $0.6 million. Similarly, a 1% decrease in market interest rates at December 31, 2010 would result in an increase of the fair value of our investments by less than $1.1 million.

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

In connection with the preparation of this 2010 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, that is included herein.

(c) Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 16, 2011

Item 9B. Other Information.

None.
PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2010, we will file and distribute our definitive proxy statement for our 2011 annual meeting of stockholders containing the information required by such Items.  Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.
(3)	Exhibits – See the Exhibit Index of this report which is incorporated herein by this reference.

(b) Exhibits

For a list of exhibits to this 2010 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

In the past, we have filed with the SEC substantially all of our Medicare contracts (including PDP) and amendments thereto, as well as our Medicaid contracts and amendments thereto if we derive 10% or greater of our annual Medicaid segment revenues from a customer.  As our business has developed, we have concluded that a better approach to providing our investors with an understanding as to which of our operational contracts, if any, are material to our business, is to file contracts and amendments thereto if we derive 10% or greater of our total annual revenues from a customer.   We believe that our modified practice will provide greater clarity to our investors regarding the operational contracts that management believes are material to our business.

As discussed elsewhere, we have three reportable business segments: Medicaid, MA and PDP; within our two main business lines: Medicaid and Medicare.  In our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. We enter into contracts with the states or state agencies in the ordinary course of our business pursuant to which we provide Medicaid programs and services to beneficiaries in each of the states in which our Medicaid plans operate. In certain states in which we offer numerous programs or operate in multiple regions, we may operate under several contracts, all or substantially all of which are with a single governmental agency that has common control over the contracts under which we operate in that particular state.  In our MA and PDP segments, we have just one customer, CMS, from which we receive substantially all of our premium revenues. We offer our Medicare plans under multiple contracts with CMS and believe that CMS has common control over all of our Medicare contracts.

(c) Financial Statements

We file as part of this report the financial schedules listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WellCare Health Plans, Inc.

By:	/s/ Alec Cunningham
Alec Cunningham Chief Executive Officer

Date: February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alec Cunningham	Chief Executive Officer (Principal Executive Officer and Director)	February 16, 2011
Alec Cunningham

/s/ Thomas L. Tran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2011
Thomas L. Tran

/s/ Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2011
Maurice S. Hebert

/s/ Charles G. Berg	Director	February 16, 2011
Charles G. Berg

/s/ Carol J. Burt	Director	February 16, 2011
Carol J. Burt

/s/ David J. Gallitano	Director	February 16, 2011
David J. Gallitano

/s/ D. Robert Graham	Director	February 16, 2011
D. Robert Graham

/s/ Kevin F. Hickey	Director	February 16, 2011
Kevin F. Hickey

/s/ Christian P. Michalik	Director	February 16, 2011
Christian P. Michalik

/s/ Glenn D. Steele, Jr.	Director	February 16, 2011
Glenn D. Steele, Jr.

/s/ William L. Trubeck	Director	February 16, 2011
William L. Trubeck

/s/ Paul E. Weaver	Director	February 16, 2011
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F - 36
Schedule II — Valuation and Qualifying Accounts	F - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 16, 2011

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Premium (see Note 2)	$5,430,190	$6,867,252	$6,483,070
Investment and other income	10,035	10,912	38,837
Total revenues	5,440,225	6,878,164	6,521,907
Expenses:
Medical benefits	4,536,631	5,862,457	5,530,216
Selling, general and administrative	895,894	805,238	844,929
Medicaid premium taxes	56,374	91,026	88,929
Depreciation and amortization	23,946	23,336	21,324
Interest	229	3,087	11,340
Goodwill impairment	—	—	78,339
Total expenses	5,513,074	6,785,144	6,575,077
(Loss) income before income taxes	(72,849)	93,020	(53,170)
Income tax (benefit) expense	(19,449)	53,149	(16,337)
Net (loss) income	$(53,400)	$39,871	$(36,833

Net (loss) income per share (see Note 3):
Basic	$(1.26)	$0.95	$(0.89)
Diluted	$(1.26)	$0.95	$(0.89)

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,359,548	$1,158,131
Investments	108,788	62,722
Premium receivables, net	127,796	285,808
Funds receivable for the benefit of members	33,182	77,851
Income taxes receivable	9,973	—
Prepaid expenses and other current assets, net	114,492	104,079
Deferred income tax asset	61,392	28,874
Total current assets	1,815,171	1,717,465
Property, equipment and capitalized software, net	76,825	61,785
Goodwill	111,131	111,131
Other intangible assets, net	11,428	12,961
Long-term investments	62,931	51,710
Restricted investments	107,569	130,550
Deferred income tax asset	58,340	29,654
Other assets	3,898	3,191
Total Assets	$2,247,293	$2,118,447
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$742,990	$802,515
Unearned premiums	67,383	90,496
Accounts payable	8,284	5,270
Other accrued expenses and liabilities	199,033	220,562
Current portion of amounts accrued related to investigation resolution	121,406	18,192
Other payables to government partners	46,605	38,147
Income taxes payable	—	4,888
Total current liabilities	1,185,701	1,180,070
Amounts accrued related to investigation resolution	216,136	40,205
Other liabilities	13,410	17,272
Total liabilities	1,415,247	1,237,547
Commitments and contingencies (see Note 11)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,541,725 and 42,361,207 shares issued and outstanding at December 31,
2010 and December 31, 2009, respectively)	425	424
Paid-in capital	428,818	425,083
Retained earnings	405,112	458,512
Accumulated other comprehensive loss	(2,309)	(3,119)
Total stockholders' equity	832,046	880,900
Total Liabilities and Stockholders' Equity	$2,247,293	$2,118,447

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)
					Accumulated
					Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2008	41,912,236	$419	$352,030	$455,474	$(32)	$807,891
Common stock issued for stock options	108,268	2	1,039			1,041
Purchase of treasury stock	(77,257)	(1)	(2,720)			(2,721)
Restricted stock grants net of forfeitures	318,098	3	20,935			20,938
Other equity-based compensation expense			17,679			17,679
Incremental tax benefit from option exercises			1,563			1,563
Comprehensive income:
Net loss				(36,833)		(36,833)
Change in unrealized gain (loss) on investments,
net of deferred taxes of $2,439					(3,729)	(3,729)
Comprehensive loss						(40,562)
Balance at December 31, 2008	42,261,345	$423	$390,526	$418,641	$(3,761)	$805,829
Common stock issued for stock options	80,054	1	1,167			1,168
Purchase of treasury stock	(154,807)	(2)	(2,413)			(2,415)
Restricted stock grants and RSU vesting, net of forfeitures	174,615	2	25,674			25,676
Other equity-based compensation expense			18,475			18,475
Incremental tax decrement from option exercises			(8,346)			(8,346)
Comprehensive income:
Net income				39,871		39,871
Change in unrealized gain (loss) on investments,
net of deferred taxes of $1,953					642	642
Comprehensive income						40,513
Balance at December 31, 2009	42,361,207	$424	$425,083	$458,512	$(3,119)	$880,900
Common stock issued for stock options	90,853	1	1,443			1,444
Purchase of treasury stock	(36,032)	(1)	(6,237)			(6,238)
Restricted stock grants and RSU vesting, net of forfeitures	125,697	1	11,752			11,753
Other equity-based compensation expense			3,049			3,049
Incremental tax decrement from option exercises			(6,272)			(6,272)
Comprehensive income:
Net loss				(53,400)		(53,400)
Change in unrealized gain (loss) on investments,
net of deferred taxes of $507					810	810
Comprehensive loss						(52,590)
Balance at December 31, 2010	42,541,725	$425	$428,818	$405,112	$(2,309)	$832,046

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash from (used in) operating activities:
Net (loss) income	$(53,400)	$39,871	$(36,833)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	23,946	23,336	21,324
Goodwill impairment	—	—	78,339
Equity-based compensation expense	14,801	44,149	38,614
Incremental tax benefit from option exercises	—	—	(3,686)
Deferred taxes, net	(61,204)	10,443	(46,350)
Provision for doubtful receivables	(6,889)	1,945	27,313
Changes in operating accounts:
Premium receivables, net	158,124	(74,014)	70,513
Other receivables from government partners, net	6,728	(564)	(4,780)
Prepaid expenses and other current assets, net	(10,362)	28,586	(16,663)
Medical benefits payable	(59,525)	36,336	228,033
Unearned premiums	(23,113)	9,299	61,359
Accounts payables and other accrued expenses	752	(69,440)	(38,617)
Other payables to government partners	8,458	30,047	(110,913)
Amounts accrued related to investigation resolution	256,207	8,397	50,000
Income taxes, net	(21,134)	(15,645)	20,179
Other, net	(10,332)	(14,821)	(41,405)
Net cash provided by operations	223,057	57,925	296,427
Cash from (used in) investing activities:
Purchases of investments	(219,961)	(16,115)	(135,607)
Proceeds from sale and maturities of investments	163,993	27,466	260,413
Purchases of restricted investments	(21,820)	(65,299)	(120,116)
Proceeds from maturities of restricted investments	44,800	133,665	10,274
Additions to property, equipment and capitalized software, net	(27,516)	(16,078)	(19,559)
Funds receivable for the benefit of members	—	—	(86,542)
Net cash (used in) provided by investing activities	(60,504)	63,639	(91,137)
Cash from (used in) financing activities:
Proceeds from option exercises and other	1,443	1,167	1,039
Purchase of treasury stock	(6,237)	(2,413)	(2,720)
Incremental tax benefit from option exercises	—	—	3,686
Payments on debt	—	(152,800)	(2,000)
Payments on capital leases	(1,011)	—	—
Funds received for the benefit of members	44,669	8,691	(31,782)
Net cash provided by (used in) financing activities	38,864	(145,355)	(31,777)
Cash and cash equivalents:
Increase (decrease) during year	201,417	(23,791)	173,513
Balance at beginning of year	1,158,131	1,181,922	1,008,409
Balance at end of year	$1,359,548	$1,158,131	$1,181,922
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$75,962	$80,621	$53,911
Cash paid for interest	$228	$2,642	$10,150
Equipment acquired through capital leases	$8,868	$805	$—
Non-cash additions to property, equipment, and capitalized software	$2,354	$923	$2,084

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2010, 2009, and 2008
(In thousands, except member and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

  WellCare Health Plans, Inc., a Delaware corporation (the "Company,", "we", "us", or "our"), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,224,000 members as of December 31, 2010. Through our licensed subsidiaries, as of December 31, 2010, we operate our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also operate a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia. We exited the Medicare private fee-for-service ("PFFS") program on December 31, 2009.

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

Basis of Presentation

The consolidated statements of operations, balance sheets, changes in stockholders’ equity and comprehensive income and cash flows include the accounts of WellCare Health Plans, Inc. and all of its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Certain items in our financial statements have been reclassified from their prior year classifications to conform to our current year presentation. We have evaluated all material events subsequent to the date of these financial statements.

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

Restricted Investments

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes or regulations to be deposited or pledged to state agencies, including collateral deposits of cash, cash equivalents or securities for the purpose of issuance of surety bonds required by certain state contracts. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements, and are stated at fair value or cost which approximates fair value.

Prepaid Expenses and Other Current Assets, net

Prepaid expenses and other current assets consist of prepaid expenses, pharmaceutical rebates receivable and advances to providers. Pharmaceutical rebates receivable are recorded based upon actual rebate receivables and an estimate of receivables based upon historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmaceutical rebates are recorded as contra-expense within Medical benefits expense. Advances to providers are amounts advanced to health care providers that are under contract with us to provide medical services to members. These advances provide funding to providers for medical benefits payable. We perform an analysis of our ability to collect outstanding advances and record a provision for these accounts which are judged to be a collection risk based upon a review of the financial condition and solvency of the provider. An allowance is established for the estimated amount that may not be collectible. Prepaid expenses and other current assets, net, at December 31, 2010 and 2009 are comprised of the following:

	As of December 31,
Prepaid expenses and other current assets, net:	2010	2009
Pharmaceutical rebates receivable	$85,186	$84,635
Advances to providers for claim payments	7,823	8,891
Prepaid expenses	15,842	5,417
Other	6,991	6,536
	115,842	105,479
Allowance for uncollectible advances to providers	(1,350)	(1,400)
Total	$114,492	$104,079

Property, Equipment and Capitalized Software, net

Property, equipment and capitalized software is stated at cost, less accumulated depreciation. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for leasehold improvements as well as furniture and equipment, and three to five years for computer equipment and software. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the useful lives of the assets are capitalized. On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable, and the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Our Goodwill is associated only with our Medicaid segment, as our Medicare reporting unit was fully impaired in 2008. Our Goodwill and Other intangible assets were obtained as a result of our purchase transactions and our intangible assets include provider networks, trademarks, state contracts, licenses and permits. Our Other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.

We use a two-step process to review goodwill for impairment. The first step is to screen for potential impairment and the second step measures the amount of impairment, if any. We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Our annual impairment test was completed during the third quarter of 2010. We assessed the book value of goodwill and other intangible assets and have determined that the fair value of our goodwill exceeds its carrying value, and as a result, there were no indications of additional impairment testing required as of December 31, 2010.

Medical Benefits Payable and Expense

The medical benefits payable estimate has been and continues to be the most significant estimate included in our financial statements. We have historically used, and continue to use, a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits that have been incurred, but not yet reported (“IBNR”). We contract with various health care providers for the provision of certain medical care services to our members and generally compensate those providers on a fee-for-service or capitated basis or pursuant to certain risk-sharing arrangements. Capitation represents fixed payments generally on a per-member per-month (“PMPM”), basis to participating physicians and other medical specialists as compensation for providing comprehensive health care services. By the terms of our capitation agreements, capitation payments we make to capitated providers alleviate any further obligation we have to pay the capitated provider for the actual medical expenses of the member. Participating physician capitation payments for the years ended December 31, 2010, 2009 and 2008, were 12%, 11% and 12% of total medical benefits expense, respectively.

Medical benefits expense has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid to hospitals, physicians and providers of ancillary services, such as laboratory and pharmacy. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR. The following table provides a reconciliation of the total medical benefits payable balances as of December 31, 2010, 2009 and 2008:

	As of December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
	(Dollars in thousands)
Claims adjudicated, but not yet paid	$50,879	7%	$53,006	7%	$77,117	10%
IBNR	692,111	93%	749,509	93%	689,062	90%
Total Medical benefits payable	$742,990		$802,515		$766,179

Also included in medical benefits payable are estimates for provider settlements due to clarification of contract terms and state-imposed fee schedules, out-of-network reimbursement, claims payment differences as well as amounts due to contracted providers under risk-sharing arrangements. We record reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all influencing the resulting experienced medical cost trend. Differences in our financial statements between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

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

Other Payables to Government Partners

Other payables to government partners represent amounts due to government agencies under various contractual and plan arrangements. We estimate the amounts due to or from Centers for Medicare & Medicaid Services (“CMS”) for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period, and such amounts are included in our results of operations as adjustments to premium revenues. Accordingly, this estimate provides no consideration to future pharmacy claims experience. Risk corridor estimates may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received, both of which are included in Other payables to government partners. Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately nine months after the close of each calendar year. Other amounts included in this balance represent the return of premium associated with our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract. These contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency and such amounts are also included in our results of operations as reductions of premium revenues. A summary of Other payables to government partners as of December 31, 2010 and 2009 is presented below.

	As of December 31,
Other payables to government partners:	2010	2009
Liability to states under minimum medical expense provision	$10,650	$31,975
Liability to CMS under risk corridor provision	35,955	6,172
Total	$46,605	$38,147

Funds Receivable/Held for the Benefit of Members

Funds held or receivable for the benefit of members represent reinsurance and low-income cost subsidies  from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for certain of our members considered as low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premium revenues or benefit expense for these subsidies. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets as Funds Receivable or Funds Held for the Benefit of Members, depending on the contract balance at the end of the reporting period.

Income Taxes

On a quarterly basis, the tax liability is estimated based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax assets may not be realized. After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and Federal tax returns. Historically, we have not experienced significant differences between its estimates of tax liability and its actual tax liability.

We sometimes face challenges from state and federal tax authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on the Company's evaluation of tax positions, it is believed that potential tax exposures have been recorded appropriately. In addition, we are periodically audited by state and Federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend our positions on audit. We believe that we have adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to our results of operations or cash flows.

The settlements and preliminary settlements that we have reached to resolve the government investigations discussed in Note 11 have had a significant impact on tax expense and the effective tax rates for 2010, 2009 and 2008 due to the fact that a portion of the settlement payments, or amounts accrued are not deductible for income tax purposes. At December 31, 2010, the estimated non-deductible amounts associated with amounts accrued for investigation resolution was $66,967.  This estimate is based on knowledge of current events and anticipated future events; therefore, our actual realized benefit could differ materially from the amount estimated.

Premium Receivables and Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member varies according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. We are paid generally in the month in which we provide services. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical collection experience, retroactive membership adjustments, anticipated or actual, compliance with requirements for certain contracts to expend a minimum percentage of premiums on eligible medical expense, and other factors. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. Because of the complexities associated with the revenue estimation process, any allowances established or changes in the allowance are treated as changes in estimates and recorded as an adjustment to premium revenue. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Our allowance for uncollectible premium receivables was approximately $16,104 and $16,216 at December 31, 2010 and 2009, respectively.

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS requires us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $270 and $64,311 at December 31, 2010 and December 31, 2009, respectively, and are included in Premium and other receivables on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $63,289 and $105,143 at December 31, 2010 and December 31, 2009, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

Medicaid

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans.  We receive a fixed premium PMPM pursuant to our state contracts.  Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. We generally receive premium payments during the month in which we provide services and recognize premium revenue during the period in which we are obligated to provide such services to our members.  In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership.  In Georgia, Illinois, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our members. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Any amounts that have been earned and have not been received from the state by the end of the period are recorded on our balance sheet as premium receivables. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.  Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

As discussed in Other Payables to Government Partners above, certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical expense, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Medicare Advantage

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the "Initial CMS Settlement") represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the "Final CMS Settlement"). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement, at minimum, each reporting period, and any resulting adjustments are made to MA premium revenue.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

CMS has performed and continues to perform Risk Adjustment Data Validation (“RADV”) audits of selected MA plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each MA member. Our Florida MA plan was selected by CMS for audit for the 2007 contract year and we anticipate that CMS will conduct additional audits of other plans and contract years on an ongoing basis. The CMS audit process selects a sample of 201 enrollees for medical record review from each contract selected. We have responded to CMS’s audit requests by retrieving and submitting all available medical records and provider attestations to substantiate CMS-sampled diagnosis codes. CMS will use this documentation to calculate a payment error rate for our Florida MA plan 2007 premiums. CMS has not indicated a schedule for processing or otherwise responding to the plan's submissions.

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of original Medicare fee-for-service (“Original Medicare”) and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

Prescription Drug Plans

As with our traditional MA plans, we provide written bids to CMS for our PDPs, which include the estimated costs of providing prescription drug benefits over the plan year. The payments we receive monthly from CMS are based on our estimated costs for providing prescription drug insurance coverage. We recognize premium revenues for providing this insurance coverage ratably over the term of our contract. Our PDP contract with CMS has a term of one year. The amount of CMS payments relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs estimated in our bids to CMS to our actual prescription drug costs. For further discussion, see Other Payables to Government Partners above. Additionally, the risk-adjustment model discussed above is also employed with respect to PDP premiums.

 Reinsurance

Certain premiums and medical benefits are ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide us with increased capacity to write larger risks and maintain our exposure to loss within our capital resources. We are contingently liable in the event that the reinsurers do not meet their contractual obligations. We evaluate the financial condition of these reinsurers on a regular basis. The reinsurers are well-known and are well-established, as indicated by their strong financial ratings.

Reinsurance premiums and medical expense recoveries are accounted for consistently with the accounting for the underlying contract and other terms of the reinsurance contracts. We had $2,013 and $830 of reinsurance receivables as of December 31, 2010 and 2009, respectively. We made premium payments of $1,241, $1,580 and $1,729 for the years ended December 31, 2010, 2009 and 2008, respectively. We had recoveries of $1,223, $821 and $174 for the years ended December 31, 2010, 2009 and 2008, respectively.

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that we incur to acquire new members. Member acquisition costs are expensed in the period in which they are incurred.

Advertising and Related Marketing Activities

We expense the production costs of advertising and related marketing activities as incurred. Costs of communicating an advertising campaign are expensed in the period the advertising takes place. Advertising and related marketing expense was $7,010, $8,028 and $12,330 for the years ended December 31, 2010, 2009 and 2008, respectively.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each state agency and recorded as a component of revenue, as well as administrative expense, when incurred. Historically, we have reported Medicaid premium taxes as a component of our Selling, general and administrative expense line item in our Consolidated Statement of Operations. However, during the fourth quarter of 2010, we reassessed our reporting practices and accordingly, Medicaid premium taxes are now reported as a separate expense in our Consolidated Statement of Operations.

In October 2009, the State of Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and selling, general and administrative expenses. However, effective July 1, 2010, the State of Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the last half of 2010, we were assessed and remitted taxes on premiums in Georgia, Hawaii, Missouri, New York and Ohio. Medicaid premium taxes were $56,374, $91,026 and $88,929 for the years ended December 31, 2010, 2009 and 2008, respectively.

Equity-Based Employee Compensation

We recognize equity-based compensation expense using the fair value provisions as outlined in the authoritative guidance prescribed by the Financial Accounting Standards Board (“FASB”). Accordingly, compensation cost for stock options, restricted stock and performance shares is calculated based on the fair value at the time of the grant and is recognized as expense over the vesting period of the instrument.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized gains and losses, net of income taxes, on investments that are not recorded in the statements of operations but instead are recorded directly to stockholders’ equity.

Recently Adopted Accounting Standards

In February 2010, the FASB issued authoritative guidance related to subsequent events. This standard updates subsequent event guidance, issued in May 2009, requiring reporting entities to provide the date through which subsequent event reviews occurred, which was in conflict with certain requirements with the United States Securities & Exchange Commission (the “SEC”). Accordingly, the update to previously issued subsequent event guidance removes the requirement to disclose a date through which subsequent events have been evaluated. The adoption of this guidance did not have a material effect on our financial statements.

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

3. NET (LOSS) INCOME PER COMMON SHARE

We compute basic net (loss) income per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options restricted shares, restricted stock units and performance stock units using the treasury stock method.

The following table presents the calculation of net (loss) income per common share — basic and diluted:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income	$(53,400)	$39,871	$(36,833)
Denominator:
Weighted average common shares outstanding — basic	42,365,061	41,823,497	41,396,116
Dilutive effect of:
Unvested restricted stock, restricted stock units and performance stock units	—	248,275	—
Stock options	—	78,405	—
Weighted average common shares outstanding — diluted	42,365,061	42,150,777	41,396,116

Net (loss) income per common share:
Basic	$(1.26)	$0.95	$(0.89)
Diluted	$(1.26)	$0.95	$(0.89)

Due to the net loss in the years ended December 31, 2010 and 2008, the assumed exercise of 1,871,567 and 5,443,934 equity awards, respectively, had an anti-dilutive effect and were therefore excluded from the computation of diluted loss per share.  For the year ended December 31, 2009, certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2009, approximately 648,893 restricted equity awards as well as 1,702,657 options with exercise prices ranging from $19.38 to $91.64 per share were excluded from diluted weighted-average common shares outstanding.

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

	Year Ended December 31,
	2010	2009	2008

Balances as of beginning of period	$802,515	$766,179	$538,146
Medical benefits incurred related to:
Current period	4,652,885	5,983,537	5,538,262
Prior periods	(116,254)	(121,080)	(8,046)
Total	4,536,631	5,862,457	5,530,216
Medical benefits paid related to:
Current period	(4,026,336)	(5,250,859)	(4,848,440)
Prior periods	(569,820)	(575,262)	(453,743)
Total	(4,596,156)	(5,826,121)	(5,302,183)
Balances as of end of period	$742,990	$802,515	$766,179

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

Medical benefits payable recorded at December 31, 2009, 2008 and 2007 developed favorably by approximately $116,254, $121,080 and $8,046 in 2010, 2009 and 2008, respectively. The majority of the prior period development was primarily attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions, and favorable variances between actual experience and key assumptions relating to trend factors and completion factors for claims incurred in prior years. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the succeeding year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

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

In addition to the release of the provision for moderately adverse conditions, Medical benefits expense for the year ended December 31, 2010, was impacted by approximately $56,185 of net favorable development related to prior years. For the year ended December 31, 2009, Medical benefits expense was impacted by approximately $58,694 of net favorable development related to prior years. A significant portion of the net favorable prior year development in 2010 is associated with the exit of our PFFS product on December 31, 2009. The net amount of prior period developments in the 2009 periods was primarily attributable to pricing assumptions, early durational effect favorability, the volatility associated with our new and small blocks of MA business, which were converted from the loss ratio methodology to the development factor methodology in 2009 (both methodologies are recognized methods for estimating claim reserves in accordance with actuarial standards of practice), the recovery by us of claim overpayments on our PFFS product that exceeded our estimates and better than expected demographic mix of membership. The factors impacting the changes in the determination of Medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of Goodwill by reportable operating segment for years ended December 31, 2010, 2009 and 2008, were as follows:

	Medicaid	MA	Total
Balance as of January 1, 2008	$111,131	$78,339	$189,470
Goodwill impairment during the year ended 2008	—	(78,339)	(78,339)
Balance as of December 31, 2008	111,131	—	111,131
Change in Goodwill during the year ended 2009	—	—	—
Balance as of December 31, 2009	111,131	—	111,131
Change in Goodwill during the year ended 2010	—	—	—
Balance as of December 31, 2010	$111,131	$—	$111,131

Based on the general economic conditions and outlook, we performed an analysis of the underlying valuation of Goodwill at December 31, 2010 and 2009, respectively. Based on the valuation performed, we have assessed the book value of Goodwill and believe that such assets have not been impaired as of December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, Goodwill of $111,131 was solely assigned to the Medicaid reporting unit for each year.  In 2008, we determined that the Goodwill associated with our Medicare reporting unit was impaired. The impairment to our Medicare reporting unit was due to, among other things, the anticipated operating environment resulting from regulatory changes and new health care legislation, and the resulting effects on our future membership trends. We recorded Goodwill impairment of $78,339 during the year ended December 31, 2008 included in our Consolidated Statement of Operations, and a corresponding reduction to Goodwill to reflect its fair value on our Consolidated Balance Sheet.

Other Intangibles

We acquired intangible assets as a result of the acquisitions of our subsidiaries. Intangible assets include provider networks, trademarks, state contracts, licenses and permits.

The following is a summary of acquired intangible assets resulting from business acquisitions as of December 31, 2010 and 2009 as well as the weighted-average amortization periods of those same intangible assets acquired through business acquisitions.

	Weighted	As of December 31,
	Average	2010			2009
	Amortization	Gross		Other	Gross		Other
	Period	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	(In Years)	Amount	Amortization	Net	Amount	Amortization	Net
Provider network	11.2	$4,878	$(4,172)	$706	$4,878	$(3,909)	$969
Trademark	15.1	10,443	(5,415)	5,028	10,443	(4,718)	5,725
Licenses and permits	15.0	5,270	(1,806)	3,464	5,270	(1,455)	3,815
State contracts	15.0	3,336	(1,106)	2,230	3,336	(884)	2,452
Total intangibles	10.4	$23,927	$(12,499)	$11,428	$23,927	$(10,966)	$12,961

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,533, $1,532 and $1,793, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2010 is as follows:

Expected Amortization Expense
2011	$1,530
2012	1,410
2013	1,410
2014	1,352
2015	1,271
2016 and thereafter	4,455
$11,428

6. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are as follows at December 31, 2010 and 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Available for sale:
Certificates of deposit	$48,323	$3	$4	$48,322
Corporate debt and other securities	36,517	2	63	36,456
Municipal variable rate bonds	24,010	3	3	24,010
	$108,850	$8	$70	$108,788
December 31, 2009
Available for sale:
Certificates of deposit	$58,907	$-	$-	$58,907
Municipal variable rate bonds	3,815	-	-	3,815
	$62,722	$-	$-	$62,722

Contractual maturities of available-for-sale short-term investments are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2010
Available for sale:
Certificates of deposit	$48,322	$48,322	$-	$-	$-
Corporate debt and other securities	36,456	36,456	-	-	-
Municipal variable rate bonds	24,010	24,010	-	-	-
	$108,788	$108,788	$-	$-	$-

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Available-for-sale investments are accounted for using a specific identification basis. During the years ended December 31, 2010 and 2009, bond investments totaling $51,015 and $4,500, respectively, were sold. There were no realized gains or losses recorded for the years ended December 31, 2010, 2009 and 2008.

Excluding investments in U.S. Treasury securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale long-term investments are as follows at December 31, 2010 and 2009, as summarized below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Available for sale:
Municipal auction rate securities	$46,150	$-	$3,905	$42,245
Corporate debt and other securities	11,583	12	6	11,589
Municipal variable rate bonds	5,108	2	1	5,109
Certificates of deposit	4,000	-	12	3,988
	$66,841	$14	$3,924	$62,931
December 31, 2009
Available for sale:
Municipal auction rate securities	$57,000	$-	$5,290	$51,710
	$57,000	$-	$5,290	$51,710

Contractual maturities of available-for-sale long-term investments are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2010
Available for sale:
Municipal auction rate securities	$42,245	$-	$6,543	$-	$35,702
Corporate debt and other securities	11,589	-	11,589	-	-
Municipal variable rate bonds	5,109	-	5,109	-	-
Certificates of deposit	3,988	-	3,988	-	-
	$62,931	$-	$27,229	$-	$35,702

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. Treasury securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments included auction rate securities. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These notes carry investment grade credit ratings but are believed to be in an inactive market as discussed in Note 8. However, we have not realized any losses associated with selling or redeeming our auction rate securities for the years ended December 31, 2010,  2009 and 2008.  There were $3,905 and $5,290 of unrealized losses recorded on our auction rate securities at December 31, 2010 and 2009, respectively.

7. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies and certain of our state contracts require the issuance of surety bonds, which in turn require collateral deposits of cash, cash equivalents or securities.   Due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates. Accordingly, at December 31, 2010 and 2009, the amortized cost, gross unrealized gains, gross unrealized losses and fair value of these securities are summarized below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
Money market funds	$54,908	$-	$-	$54,908
Cash	27,581	-	-	27,581
Treasury bills	23,809	220	2	24,027
Certificates of deposit	1,053	-	-	1,053
	$107,351	$220	$2	$107,569
December 31, 2009
Money market funds	$103,873	$-	$-	$103,873
Cash	4,651	-	-	4,651
Treasury bills	20,756	219	-	20,975
Certificates of deposit	1,051	-	-	1,051
	$130,331	$219	$-	$130,550

        Contractual maturities of available-for-sale restricted investments are as follows:
		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter
December 31, 2010
Money market funds	$54,908	$54,908	$-	$-	$-
Cash	27,581	27,581	-	-	-
Treasury bills	24,027	22,576	814	637	-
Certificates of deposit	1,053	1,053	-	-	-
	$107,569	$106,118	$814	$637	$-

No realized gains or losses were recorded on restricted investments for the years ended December 31, 2010, 2009, or 2008.

8. FAIR VALUE MEASUREMENTS

Our Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable and amounts accrued related to the investigation resolution discussed in Note 11 to these Consolidated Financial Statements. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Our long-term investments include $46,150 and $57,000, at par value, of auction rate securities as of December 31, 2010 and 2009, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2010. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored.  Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at December 31, 2010:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$52,309	$52,309	$-	$-
Corporate debt and other securities	48,045	48,045	-	-
Auction rate securities	42,245	-	-	42,245
Other municipal variable rate bonds	29,120	29,120	-	-
Total investments	$171,719	$129,474	$-	$42,245
Restricted investments:
Available-for-sale securities
Money market funds	$54,908	$54,908	$-	$-
Cash and cash equivalents	27,581	27,581	-	-
U.S. Government securities	24,027	24,027	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$107,569	$107,569	$-	$-

Amounts accrued related to investigation resolution(1)	$337,542	$-	$337,542	$-

		Fair Value Measurements at December 31, 2009:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$58,907	$58,907	$-	$-
Auction rate securities	51,710	-	-	51,710
Other municipal variable rate bonds	3,815	3,815	-	-
Total investments	$114,432	$62,722	$-	$51,710
Restricted investments:
Available-for-sale securities
Money market funds	$103,873	$103,873	$-	$-
Cash and cash equivalents	4,651	4,651	-	-
U.S. Government securities	20,975	20,975	-	-
Certificates of deposit	1,051	1,051	-	-
Total restricted investments	$130,550	$130,550	$-	$-

Amounts accrued related to investigation resolution(1)	$58,397	$-	$58,397	$-
____________

(1) These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Consolidated Balance Sheet as of December 31, 2010 and 2009.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Certificates of Deposit. For certificates of deposit with maturities of less than twelve months, the carrying value approximates fair value. For certificates of deposit with maturities greater than twelve months, the fair value is estimated by using a discounted cash flow calculation that applies interest rates currently being offered by securities with identical terms and maturities.

Corporate Debt and Other Securities.  Consists of a mutual fund, corporate bonds, commercial paper and asset backed securities, which are designated as available-for-sale and reported at fair value based on market prices that are readily available (Level 1).

Auction Rate Securities. All auction rate securities are held as available-for-sale investments. As these securities are believed to be in an inactive market, the fair values of these securities were estimated using discounted cash flow analysis as of December 31, 2010 and 2009, respectively. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the capital adequacy and expected cash flows of the subsidiaries that hold these securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. These fair values are based on an approach that relies heavily on management assumptions and qualitative observations and are therefore fall within Level 3 of the fair value hierarchy.

Other Municipal Variable Rate Bonds. The estimated fair values of U.S. Government securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value, as maturities are less than three months.

U.S. Government Securities. The estimated fair values of U.S. Government securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and transactions in establishing the prices.

Money Market Funds. The carrying value of money market funds approximates fair value, as maturities are less than three months.

The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	2010	2009
Beginning balance at January 1	$ 51,710	$ 54,972
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income(a)	1,385	1,138
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3(b)	(10,850)	(4,400)
Ending balance at December 31	$ 42,245	$ 51,710

(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,385 and $1,138 to Accumulated other comprehensive loss during 2010 and 2009, respectively. The increase in unrealized gain was driven by stabilization and improvement within the municipal bond market.

(b)
Auction rate securities in the amount of $6,300 and $4,550 were redeemed by the issuer at par in March and May 2010, respectively. A $4,400 auction rate security tranche was redeemed by the issuer at par in February 2009. Accordingly, we recorded adjustments to the fair market valuation of the issuer’s auction rate securities during 2010 and 2009.

9. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2010	2009
Leasehold improvements	$16,481	$16,534
Computer equipment and software	125,877	92,931
Furniture and equipment	21,111	24,457
	163,469	133,922
Less accumulated depreciation	(86,644)	(72,137)
	$76,825	$61,785

We recognized depreciation expense on property and equipment of $22,413, $21,804, $19,531 for the years ended December 31, 2010, 2009, and 2008, respectively. We had $2,354 and $923 of non-cash property, equipment and capitalized software additions at December 31, 2010 and 2009, respectively.

10. DEBT

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

As of December 31, 2010, the credit facility has not been drawn upon and we remain in compliance with all covenants.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Deferred Prosecution Agreement.  As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

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

In accordance with the DPA, the USAO has filed, with the Federal Court, a statement of facts relating to this matter. As a part of the DPA, we retained an independent monitor (the “Monitor”) for a period of 18 months from August 19, 2009 to February 18, 2011. The Monitor was selected by the USAO after consultation with us and is retained at our expense. In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. Among other things, the Monitor reviewed and evaluated our compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also has reviewed, evaluated and, as necessary, made written recommendations concerning certain of our policies and procedures. Consistent with the DPA, the Monitor has undertaken to avoid the disruption of our ordinary business operations or the imposition of unnecessary costs or expenses.

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

United States Securities & Exchange Commission.  In May 2009, we resolved the previously disclosed investigation by the SEC. Under the terms of the Consent and Final Judgment, without admitting or denying the allegations in the complaint filed by the SEC, we consented to the entry of a permanent injunction against any future violations of certain specified provisions of the federal securities laws. Pursuant to the terms of the Consent and Final Judgment, we paid the SEC a total of $10,000.

Civil Division of the United States Department of Justice.  In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of the pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases was partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided with a copy of the qui tam complaints, in response to our request, which otherwise remained under seal as required by 31 U.S.C. section 3730(b)(3).

As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam suit").  As part of our discussions to resolve pending qui tam and related civil investigations discussed above, we were informed that the Leon County qui tam suit was filed by one of the federal qui tam relators and contains allegations similar to those alleged in one of the recently unsealed qui tam complaints.

On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement (the “Preliminary Settlement”) with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened. Those complaints are now publicly available. A temporary stay of discovery has been granted in the three qui tam matters until May 2, 2011.

The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals. Following execution and government approvals, if any party objects to the settlement, the Federal Court will conduct a hearing to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. Under the Preliminary Settlement, we would, among other things, agree to pay the Civil Division a total of $137,500 (the “Settlement Amount”), for which the first installment will be due after a written settlement agreement has been executed and three subsequent installments will be paid over a period of up to 36 months after the date of that executed written settlement agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The Preliminary Settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we were acquired or otherwise experienced a change in control during the Payment Period. In addition, the Preliminary Settlement provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the execution of the settlement agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds to be specified in the settlement agreement. We expect that the final settlement agreement will provide that the Settlement Amount will account for approximately $22,938 owed to the Florida Agency for Health Care Administration (“AHCA”) as a result of overpayments received by us from AHCA during the three month period of August 2005 through October 2005. These overpayments were the result of a change implemented by AHCA in the payment methodology relating to medical benefits for newborns.

We have discounted the total liability of $137,500 for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $135,639 at December 31, 2010.  Approximately $59,121 was recorded in 2010 to increase the amount we had previously recorded in prior years to reflect our current estimate, of which $54,682 was accrued during the 2010 second quarter. Approximately $31,868 and $103,771 has been included in the current and long-term portions, respectively, of Amounts accrued related to the investigation resolution in our Consolidated Balance Sheet as of December 31, 2010. During the fourth quarter of 2010, we accrued an additional $5,000 for estimated qui tam relators attorneys’ fees to be paid in addition to the Settlement Amount. There can be no assurance that the Preliminary Settlement will be finalized and approved and the actual outcome of these matters may differ materially from the terms of the Preliminary Settlement.

United States Department of Health and Human Services.  As previously disclosed, we remain engaged in resolution discussions as to matters under review with the United States Department of Health and Human Services’ Office of Inspector General (the “OIG”). Those discussions are ongoing and no final resolution has been reached.

Class Action Complaints

Putative class action complaints were filed in October 2007 and in November 2007. These putative class actions, entitled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al., respectively, were filed in Federal Court against us, Todd Farha, our former chairman and chief executive officer, and Paul Behrens, our former senior vice president and chief financial officer. Messrs. Farha and Behrens were also officers of various subsidiaries of ours. The Eastwood Enterprises complaint alleged that the defendants materially misstated our reported financial condition by, among other things, purportedly overstating revenue and understating expenses in amounts unspecified in the pleading in violation of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Hutton complaint alleged that various public statements supposedly issued by the defendants were materially misleading because they failed to disclose that we were purportedly operating our business in a potentially illegal and improper manner in violation of applicable federal guidelines and regulations. The complaint asserted claims under the Exchange Act. Both complaints sought, among other things, certification as a class action and damages. The two actions were consolidated, and various parties and law firms filed motions seeking to be designated as Lead Plaintiff and Lead Counsel. In an Order issued in March 2008, the Federal Court appointed a group of five public pension funds from New Mexico, Louisiana and Chicago (the “Public Pension Fund Group”) as Lead Plaintiffs. In October 2008, an amended consolidated complaint was filed in this class action asserting claims against us, Messrs. Farha and Behrens, and adding Thaddeus Bereday, our former senior vice president and general counsel, as a defendant.

In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Federal Court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009. In April 2010, the Lead Plaintiffs filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. Discovery has been stayed through March 17, 2011.

In August 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve these matters.  In December 2010, the terms of the settlement were documented in a formal settlement agreement that is subject to approval by the Federal Court following notice to all class members.  On February 9, 2011, the Federal Court entered an order preliminarily approving the settlement and scheduled the final Settlement hearing for May 4, 2011. The settlement provides that we will make cash payments to the class of $52,500 within thirty business days following the Federal Court’s preliminary approval of the settlement and $35,000 by July 31, 2011. The settlement also provides that we will issue to the class tradable unsecured subordinated bonds having an aggregate face value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016.  The bonds shall also provide that, if we incur debt obligations in excess of $425,000 that are senior to the bonds, the holders of the bonds have the right to accelerate payment of the bonds. We will have the right to redeem the bonds at 102% of face value during the first year and at 100% of face value thereafter.  The settlement has two further contingencies.  First, it provides that if, within three years following the date of the settlement agreement, the Company is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000.  Second, the settlement provides that we will pay to the class 25% of any sums we recover from Messrs. Farha, Behrens and/or Bereday as a result of claims arising from the same facts and circumstances that gave rise to this matter.  We may terminate the settlement if a certain number or percentage of the class opt out of the settlement class.  The settlement agreement also provides that the settlement does not constitute an admission of liability by any party and such other terms as are customarily contained in settlement agreements of similar matters.

As a result of this settlement having been reached, our current estimate for the resolution of this matter is $200,000.  We have discounted the $200,000 liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $196,903 at December 31, 2010.  Approximately $84,538 and $112,365 have been included in the current and long-term portions, respectively, of Amounts accrued related to investigation resolution in our Consolidated Balance Sheet as of December 31, 2010.

There can be no assurance that the settlement will be approved by the Federal Court and the actual outcome of this matter may differ materially from the terms of the settlement.

 Derivative Lawsuits

As previously disclosed, in connection with our government investigations, five putative stockholder derivative actions were filed between October and November 2007. Four of these actions were asserted against directors Kevin Hickey and Christian Michalik, our current directors who were directors prior to 2007, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski, and former director and officer Todd Farha. These actions also named us as a nominal defendant. Two of these actions were filed in the Federal Court and two actions were filed in the Circuit Court for Hillsborough County, Florida (the “State Court”). The fifth action, filed in the Federal Court, asserts claims against directors Robert Graham, Kevin Hickey and Christian Michalik, our current directors who were directors at the time the action was filed, and against former directors Regina Herzlinger, Alif Hourani, Ruben King-Shaw and Neal Moszkowski, former director and officer Todd Farha, and former officers Paul Behrens and Thaddeus Bereday. A sixth derivative action was filed in January 2008 in the Federal Court and asserted claims against all of these defendants except Robert Graham. All six of these actions contended, among other things, that the defendants allegedly allowed or caused us to misrepresent our reported financial results, in amounts unspecified in the pleadings, and seek damages and equitable relief for, among other things, the defendants’ supposed breach of fiduciary duty, waste and unjust enrichment. In April 2009, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board formed a Special Litigation Committee, comprised of a newly-appointed independent director, to investigate the facts and circumstances underlying the claims asserted in the derivative cases and to take such action with respect to these claims as the Special Litigation Committee determines to be in our best interests. In November 2009, the Special Litigation Committee filed a report with the Federal Court determining, among other things, that we should pursue an action against three of our former officers. In December 2009, the Special Litigation Committee filed a motion to dismiss the claims against the director defendants and to realign us as a plaintiff for purposes of pursuing claims against former officers Messrs. Farha, Behrens and Bereday.

        In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative stockholder derivative action also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688.  In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our stockholders. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al. The Federal Court stayed discovery through March 17, 2011.  In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"), which is pending.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court. Under the terms of Stipulation II, the plaintiffs in the state action agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, we paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $563.  The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a notice of appeal in this matter, which remains pending.

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

Directors and Officers Insurance Recovery

In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32,500,  of which $6,700 was previously received by us under the policy and recorded in prior years, in satisfaction of the $45,000 face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10,000 face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded $25,800 during the year ended December 31, 2010, of expected insurance proceeds as a reduction to Selling, general and administrative expenses.  No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies.

Operating Leases

We have operating leases for office space. Rental expense totaled $17,312, $18,159 and $17,994 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2010 were:

Minimum Lease Payments
2011	$15,241
2012	14,286
2013	12,403
2014	10,648
2015	7,636
2016 and thereafter	6,050
$66,264

12. INCOME TAXES

We and our subsidiaries file a consolidated federal income tax return. In addition, we and our subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax (benefit) expense for the following periods:

	For the year ending December 31,
	2010	2009	2008
Current:
Federal	$44,389	$45,567	$39,989
State	4,116	8,611	8,932
	48,505	54,178	48,921
Deferred:
Federal	(61,742)	(885)	(57,794)
State	(6,212)	(144)	(7,464)
	(67,954)	(1,029)	(65,258)
Total	$(19,449)	$53,149	$(16,337)

A reconciliation of income tax at the effective rate to income tax at the statutory federal rate of 35% is as follows:

	For the year ending December 31,
	2010	2009	2008
Income tax expense (benefit) at statutory federal rate	$(25,497)	$32,557	$(18,610)
Increase (reduction) resulting from:
State income tax, net of federal benefit	(3,785)	6,286	(2,241)
Provision-to-return differences	893	(4,663)	-
Non-deductible executive compensation	2,079	802	2,805
Non-deductible amounts related to investigation resolution	5,703	19,584	-
Interest on unrecognized tax benefits	(91)	(1,081)	1,604
Other, net	1,249	(336)	105
Total income tax (benefit) expense	$(19,449)	$53,149	$(16,337)

Our effective income tax rate on pre-tax loss was 26.7%  for the year ended December 31, 2010, compared to 57.1% on pre-tax income for the year ended December 31, 2009.  Our effective income tax rate in both years differed from the statutory tax rate primarily due to limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters as well as certain executive compensation costs.

The significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Medical and other benefits discounting	$14,237	$15,775
Unearned premium discounting	5,188	8,487
Tax basis assets	6,679	6,245
Unrecognized tax benefits	-	10,909
Allowance for doubtful accounts	2,940	2,967
Accrued expenses related to investigation resolution	95,340	-
Accrued expenses and other	24,499	32,597
	148,883	76,980
Deferred tax liabilities:
Goodwill, other intangibles and other	5,146	1,128
Software development costs	21,528	15,873
Prepaid assets	2,477	1,451
	29,151	18,452
Net deferred tax asset	$119,732	$58,528

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Current assets	61,392	28,874
Non-current assets	58,340	29,654
Net deferred tax asset	$119,732	$58,528

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Gross unrecognized tax benefits, beginning of period	$12,002	$26,647
Gross increases:
Prior year tax positions	331	2,731
Current year tax positions	-	-
Gross decreases:
Prior year settlements	-	(7,099)
Prior year tax positions	(8,963)	(10,277)
Statute of limitations lapses	-	-
Gross unrecognized tax benefits, end of period	$3,370	$12,002

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. We have reclassified deferred taxes on uncertain tax positions from Other assets to non-current Deferred income tax assets on our Consolidated Balance Sheets as of December 31, 2009 to conform to our current year presentation. During the year ended December 31, 2010 and 2009, we recognized interest benefit of $91 and $1,081, respectively.  No amount was accrued for penalties for the year end December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.

We file our income tax returns in the U.S. federal jurisdiction and various states. The U.S. Internal Revenue Service recently completed its "limited scope" examination of our federal income tax return for the 2008 tax year with no material adjustments to our tax return. We are still undergoing state examinations for the 2004-2007 tax years in which disputes with state taxing authorities have yet to be resolved. We currently believe that none of these disputes, when finally concluded, will have a material adverse effect on our financial position, results of operations or cash flows.

13. RELATED-PARTY TRANSACTIONS

The Graham Companies

We lease office space from The Graham Companies, in which a member of the Board of Directors and his immediate family has a 23% ownership interest. In 2010, 2009 and 2008, we paid $139, $361 and $359 in rental expense to The Graham Companies, respectively.

All-Med

We conduct business with All-Med Services of Florida, Inc. (“All-Med”) pursuant to which All-Med provides medical supplies and medical services to a portion of our membership base. A former member of our Board of Directors has been the Chief Executive Officer of All-Med since August 2008. This board member relinquished his position with us in 2009 and therefore any business services we have purchased from All-Med during 2010 are not identified as a related party transaction. In 2009 and 2008, we purchased $6,912 and $6,853, respectively, of services in the aggregate from All-Med.

DaVita

We conduct business with DaVita, Inc. (“DaVita”) pursuant to which DaVita provides medical services to a portion of our member base. The Chairman of our Board of Directors is also a member of DaVita’s board of directors. In 2010, 2009 and 2008, we purchased $3,139, $3,511 and $5,300, respectively, of services in the aggregate from DaVita.

14. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital (“RBC”) requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”), and have been adopted by most states. As of December 31, 2010, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2010, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $695,000 and $619,000 at December 31, 2010 and 2009, respectively, compared to the required surplus of approximately $300,000 and $370,000 at December 31, 2010 and 2009, respectively.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. During 2010, we received $45,700 in dividends from our regulated subsidiaries, which increased our unregulated cash. During 2009, three of our regulated subsidiaries declared and paid dividends to one of our non-regulated subsidiaries in the aggregate amount of $44,400.  On December 31, 2008, three of our regulated subsidiaries declared dividends to one of our non-regulated subsidiaries in the aggregate amount of $105,100, of which two dividends were paid in December 2008 and one dividend which was paid in January 2009.

15. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution 401(k) plan. Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation subject to maximum Federal and plan limits. During the second quarter of 2009, as a part of a cost reduction initiative, we discontinued providing matching contributions.  We resumed our matching contribution to the defined contribution 401(k) plan in January 2010. The amount of matching contribution expense incurred in the years ended December 31, 2010, 2009 and 2008 was $3,247, $877 and $3,592, respectively.

Long-term Incentive Program

Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards (“LTI Program”), consisting of a mix of performance-based stock unit awards (“PSUs”), performance-based cash bonus awards, time-based restricted stock units (“RSUs”) and time-based stock option awards, depending on job level. The equity award components of the LTI Program are granted pursuant to the 2004 Equity Incentive Plan, which is discussed further in Note 16 below, along with the accounting treatment for such awards. The LTI Program is designed to motivate and promote the achievement of our long-term financial and operating goals and improve retention, and is based on a multi-year performance period with awards granted in one year not being realized until subsequent years. Award amounts are based on each participant’s pre-established long-term incentive target and are allocated to each of the four types of awards, with between 50% or 75% being collectively allocated to PSU and performance-based cash, depending on job level. The LTI Program was newly adopted in 2010. The target performance-based award amounts are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and the employee’s continued service through the vest date. However, the ultimate funding and pay-out is at the discretion of the Compensation Committee. The total amount accrued for the performance-based cash bonus was $4,426 as of December 31, 2010.

16. EQUITY-BASED COMPENSATION

Equity Compensation Plans

We have two active equity-based compensation plans. These plans are described below. The equity-based compensation expense that has been recognized for those plans was $14,801, $44,149 and $38,614 for the years ended December 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was $5,698 $16,997 and $15,272 for the years ended December 31, 2010, 2009, and 2008, respectively. The tax benefit realized by us reflects the exercise value of options and vesting share awards. There were no capitalized equity-based compensation costs at December 31, 2010.

In June 2004, the Board adopted, and its shareholders subsequently approved, our 2004 Equity Incentive Plan which authorizes us to grant non-qualified stock options, incentive stock options, restricted shares and other equity awards. An aggregate of 4,688,532 shares of our common stock was initially reserved for issuance to our directors, associates and others under this plan. The number of shares reserved for issuance is subject to an annual increase effective on January 1 of each year, commencing on January 1, 2005 and ending on January 1, 2013 in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on each such date, 1,200,000 shares, or such lesser amount determined by our Board. The total number of shares of common stock subject to the granting of awards under our 2004 Equity Plan was increased by 1,200,000 shares effective January 1, 2008, 2009 and 2010, respectively. Our policy is to grant options with an exercise price equal to the closing market price of our stock on the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.

        Under the 2004 Equity Incentive Plan, we granted shares to a former executive, the vesting of which and the amount of shares to be awarded was contingent upon achievement of an earnings per share target over three- and five-year performance periods. The earnings per share target for the first performance period was achieved. However, in accordance with the separation agreement between the former executive and us, issuance of those shares was subject to certain conditions that we have determined have not been, and are unlikely to be, met. Accordingly, the previously recorded compensation cost of $4,683 was reversed during the first quarter of 2010 and is included in equity-based compensation expense for 2010.

       Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our estimated forfeitures. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below.

	Year Ended December 31,
	2010	2009	2008
Weighted average risk-free interest rate	2.01%	1.99%	2.51%
Range of risk-free rates	1.14%-2.30%	1.60%-2.55%	1.76%-3.41%
Expected term (in years)	4.29	4.75	4.55
Expected dividend yield	0%	0%	0%
Expected volatility	65.15%	56.85%	42.49%

Expected volatilities are based on historical volatility of our stock as well as the volatility of shares of other companies with similar trading longevity and operating similar businesses. The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures. Our forfeiture rate assumptions vary by equity award type. For stock options issued subsequent to December 31, 2005, we increased our forfeiture rates from 28% to 40% effective June 30, 2010 to reflect actual historical and expected cancellations of unvested options due to a higher than previously estimated level of employee attrition and terminations. The differential in forfeiture rates, when applied retrospectively, resulted in an expense reversal of approximately $4,955 recorded in the second quarter of 2010 and is included in equity-based compensation expense for 2010. We have not historically declared dividends, nor do we intend to in the foreseeable future. The risk-free rate for options granted is based on the rate for zero-coupon U.S. Treasury bonds with terms commensurate with the expected term of the granted option.

A summary of our restricted stock, RSUs and option activity for the year ended December 31, 2010 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2010	1,339,981	$29.30	1,919,535	$35.26
Granted	253,541	29.23	116,277	29.50
Exercised	-	-	(90,853)	16.55
Vested	(533,816)	28.91	-	-
Forfeited and expired	(341,697)	31.31	(936,202)	42.03
Outstanding at December 31, 2010	718,009	28.69	1,008,757	30.02

Exercisable at December 31, 2010			798,882	30.08
Vested and expected to vest as of December 31, 2010			940,934	29.98

The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 were $15.40, $8.14 and $16.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $1,130, $826 and $4,057, respectively. For the 940,934 options vested and expected to vest as of December 31, 2010, the weighted-average remaining contractual term was 2.8 years and the aggregate intrinsic value was $4,810.

The fair value of share awards is based on the closing trading price of our shares on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2010, 2009, and 2008 were $29.23, $21.40 and $42.76 respectively. As of December 31, 2010, there was $24,641, of unrecognized compensation costs related to non-vested restricted stock, RSUs and stock options that are expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the year ended December 31, 2010 was $15,433. We generally repurchase vested shares to satisfy tax withholding requirements. Those shares repurchased are then retired.

       Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2010, 2009 and 2008 was $1,443, $1,167 and $1,039, respectively. We currently expect to satisfy equity-based compensation awards with registered shares available to be issued.

Performance Stock Unit Award

During 2010, the Compensation Committee began awarding PSUs under the LTI Program discussed in Note 15. The 2010 PSU Awards vest in March 2013 and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; accordingly, these awards do not have an accounting grant date. The 2010 PSU Awards ultimately expected to vest will be recognized as expense over the service period based on estimated progress towards the performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs and PSUs granted in the table below assume that targets will be met and was $1,057 for the year ended December 31, 2010. As of December 31, 2010, there was $2,498 of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of 2.3 years.

A summary of our PSU activity for the year ended December 31, 2010 is presented in the table below.

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2010	-	$-
Granted	182,320	29.62
Vested	-	-
Forfeited and expired	(37,519)	29.80
Outstanding at December 31, 2010	144,801	29.58

Employee Stock Purchase Plan

     In November 2004, the Board approved the Company’s 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by our shareholders in June 2005. A maximum of 387,714 shares of common stock is reserved for issuance under the plan. The ESPP allows associates to purchase common stock of ours each quarter at a 5% discount from the closing market price on the date of purchase. No compensation cost was incurred for common stock issued under the ESPP for 2010, 2009 and 2008. This ESPP is currently dormant.

17. SEGMENT REPORTING

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Prior to fiscal year 2010, we reported two operating segments, Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.

The accounting policies of each reportable operating segment are the same and are described in Note 2. The primary measures used in evaluating the performance of our reportable operating segments include premium revenue, MBR and gross margin. We allocate goodwill, but no other assets or liabilities, or investment and other income, or any other expenses to our reportable operating segments.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments.

The Medicaid segment includes operations to provide health care services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. In the Medicaid segment, we had two customers from which we received 10% or more of our consolidated premium revenue for 2010, 2009 and 2008. Florida revenues were 26.9%, 28.2% and 32.7% of total Medicaid revenues in 2010, 2009 and 2008, respectively. Georgia revenues were 41.6%, 40.8% and 41.0%, in 2010, 2009 and 2008, respectively.

In Florida, we have two contracts with three-year terms that expire on August 31, 2012 and one Children's Health Insurance Plan (“CHIP”) contract with a one-year term expiring in September 2011. Our Georgia contract, which includes a CHIP program, commenced in July 2005 and included an initial one-year term with automatic renewals for six additional one year terms, unless either party provides at least a ninety day prior written notice of its intention not to renew the agreement.  The Georgia Department of Community Health is evaluating its Medicaid programs beyond July 1, 2012, which may include a re-bid of the programs for new contracts effective July 1, 2012.

Medicare Advantage

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits. Our MA segment consists of MA plans, which, following our exit from the PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to Original Medicare, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

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

	For the year ended December 31,
	2010	2009	2008
Premium revenue:
Medicaid	$3,308,751	$3,256,731	$2,991,049
Medicare Advantage	1,336,089	2,775,442	2,436,226
PDP	785,350	835,079	1,055,795
Total premium revenue	5,430,190	6,867,252	6,483,070

Medical benefits expense:
Medicaid	2,847,315	2,810,611	2,537,422
Medicare Advantage	1,054,071	2,299,378	2,058,430
PDP	635,245	752,468	934,364
Total medical benefits expense	4,536,631	5,862,457	5,530,216

Gross margin:
Medicaid	461,436	446,120	453,627
Medicare Advantage	282,018	476,064	377,796
PDP	150,105	82,611	121,431
Total gross margin	893,559	1,004,795	952,854

Investment and other income	10,035	10,912	38,837
Other expenses	(976,443)	(922,687)	(1,044,861)
(Loss) income before income taxes	$(72,849)	$93,020	$(53,170)

PFFS Plan Exit

In July 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated implementing regulations.  MIPPA revised requirements for MA PFFS plans.  In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis.  As we did not have provider networks in the majority of markets where PFFS plans were offered and given the costs associated with building the required networks, as of December 31, 2009, we did not renew our contracts to participate in the PFFS program, resulting in a loss of approximately 95,000 members.

In total, the wind-down of PFFS contributed approximately $36,945 in gross margin to our 2010 results, principally as a result of the favorable development of 2009 prior years’ medical benefits payable. The PFFS line of business contributed approximately $1,133,545 and $983,543 to Premium revenues for the year ended December 31, 2009 and 2008, respectively. Excluding PFFS, total Premium revenues for the corresponding periods are $5,733,707 and $5,499,527, respectively. Similarly, excluding PFFS, MA Premium revenues for the corresponding periods are $1,641,897 and $1,452,683, respectively.

Medical benefits expense for the PFFS line of business was approximately $984,068 and $850,604 for the year ended December 31, 2009 and 2008, respectively. Excluding PFFS, total Medical benefits expense for the corresponding periods are $4,878,389 and $4,679,612, respectively. Similarly, excluding PFFS, MA Medical benefits expense for the corresponding periods are $1,315,310 and $1,207,826, respectively.

We continue to administer the PFFS program, which includes processing claims payments as well as providing member and provider services, for health care services provided prior to our exit on December 31, 2009. As of December 31, 2010, the remaining medical benefits payable related to the PFFS program is not material relative to the total Medical benefits payable.

18. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data in 2010 and 2009 are as follows:

For the Three-Month Period Ended

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$1,355,953	$1,340,649	$1,388,173	$1,355,450
Gross margin	$187,486	$215,146	$238,767	$252,160
Income (loss) before income taxes	$10,878	$(192,836)	$73,164	$35,945
Net income (loss)	$6,418	$(128,871)	$42,916	$26,137
Income (loss) per share — basic	$0.15	$(3.05)	$1.01	$0.62
Income (loss) per share — diluted	$0.15	$(3.05)	$1.00	$0.61
Period end membership	2,186,000	2,184,000	2,200,000	2,224,000

For the Three-Month Period Ended

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total revenues	$1,795,261	$1,791,278	$1,667,645	$1,623,980
Gross margin	$238,929	$283,832	$245,838	$236,196
Income (loss) before income taxes	$(37,283)	$65,203	$45,932	$19,168
Net income (loss)	$(36,933)	$37,005	$28,660	$11,139
Income (loss) per share — basic	$(0.89)	$0.89	$0.68	$0.27
Income (loss) per share — diluted	$(0.89)	$0.88	$0.68	$0.26
Period end membership	2,456,000	2,388,000	2,330,000	2,321,000

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

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Investment and other income	$23	$—	$1,002
Total revenues	23	—	1,002
Expenses:
Selling, general and administrative	17,432	46,587	42,469
Total expenses	17,432	46,587	42,469
Loss before income taxes	(17,409)	(46,587)	(41,467)
Income tax benefit	5,858	14,809	16,008
Loss before equity in subsidiaries	(11,551)	(31,778)	(25,459)
Equity in earnings from subsidiaries	(41,849)	71,649	(11,374)
Net (loss) income	$(53,400)	$39,871	$(36,833)

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$10,125	$1,562
Investments	2,232	2,384
Taxes receivable	15,947	—
Deferred income taxes	—	10,478
Affiliate receivables and other current assets	111,643	138,969
Total current assets	139,947	153,393
Deferred tax asset	15,795	23,156
Investment in subsidiaries	765,255	806,261
Total Assets	$920,997	$982,810
Liabilities and Stockholders’ Equity
Current Liabilities:
Taxes payable	$—	$113
Deferred income taxes	60	—
Other current liabilities	88,891	101,797
Total liabilities	88,951	101,910
Commitments and contingencies (see Note 11)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,541,725 and 42,361,207 shares
issued and outstanding at December 31, 2010 and 2009, respectively	425	424
Paid-in capital	428,818	425,083
Retained earnings	405,112	458,512
Accumulated other comprehensive loss	(2,309)	(3,119)
Total stockholders’ equity	832,046	880,900
Total Liabilities and Stockholders’ Equity	$920,997	$982,810

See notes to consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$24,281	$(48,053)	$114,161
Cash from (used in) investing activities:
Proceeds from sale and maturities of investments, net	1,470	2,432	744
Capital contributions to subsidiaries	(12,394)	(31,854)	(70,438)
Net cash used in investing activities	(10,924)	(29,422)	(69,694)
Cash from (used in) financing activities:
Proceeds from options exercised and other, net	1,443	1,167	1,039
Purchase of treasury stock	(6,237)	(2,413)	(2,720)
Incremental tax benefit from option exercises	—	(8,346)	3,686
Net cash (used in) provided by financing activities	(4,794)	(9,592)	2,005
Cash and cash equivalents:
Increase (decrease) during year	8,563	(87,067)	46,472
Balance at beginning of year	1,562	88,629	42,157
Balance at end of year	$10,125	$1,562	$88,629

See notes to consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning	Charged to		Balance at
	of	Costs and		End of
	Period	Expenses	Deduction	Period
Year Ended December 31, 2010
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$1,350	$-	$-	$1,350
Premiums receivable	16,216	16,086	16,198	16,104
Other receivables from government partners	7,789	1,053	7,781	1,061
Sales Commissions	50	-	50	-
	$25,405	$17,139	$24,029	$18,515
Year Ended December 31, 2009
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,205	$—	$1,855	$1,350
Premiums receivable	12,485	18,392	14,661	16,216
Other receivables from government partners	6,400	1,389	—	7,789
Sales Commissions	1,370	16	1,336	50
	$23,460	$19,797	$17,852	$25,405
Year Ended December 31, 2008
Deducted from assets:
Allowance for uncollectible accounts:
Medical Advances	$3,847	$—	$642	$3,205
Premiums receivable	39,537	21,475	48,527	12,485
Other receivables from government partners	19,334	6,409	19,343	6,400
Sales Commissions	1,309	196	135	1,370
	$64,027	$28,080	$68,647	$23,460

Exhibit Index
		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
2.2	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
10.2	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.3	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.4	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.5	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.6	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.7	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.8	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.9	Forms of Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan
10.9.1	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.9.2	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.9.3	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted May 28, 2009)*	8-K	June 3, 2009	10.4
10.9.4	Form of Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.6
10.10	Forms of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan
10.10.1	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan (adopted March 11, 2005)*	8-K	March 17, 2005	10.1
10.10.2	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.1
10.10.3	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (director version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.2
10.11	Forms of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
10.11.1	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.3
10.11.2	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 31, 2010)*	8-K	April 5, 2010	10.4

Exhibit Index
		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.11.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted August 4, 2010)*	10-Q	August 9, 2010	10.5
10.11.4	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.2
10.11.5	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted December 17, 2010)*	8-K	December 20, 2010	10.3
10.12	Forms of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
10.12.1	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 31, 2010)*	8-K	April 5, 2010	10.3
10.12.2	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.4
10.12.3	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted December 17, 2010)*	8-K	December 20, 2010	10.5
10.13	Forms of Deferred Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
10.13.1	Form of Deferred Stock Unit Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted August 4, 2010)*	10-Q	August 9, 2010	10.6
10.14	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8	November 5, 2004	4.7
10.14.1	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.15	2009 Long Term Cash Bonus Plan *	8-K	March 10, 2009	10.1
10.16	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
10.16.1	Form of Award Agreement under Long Term Incentive Cash Bonus Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.7
10.17	Annual Cash Bonus Plan (adopted March 31, 2010)*	10-Q	May 6, 2010	10.4
10.17.1	Amended and Restated Annual Cash Bonus Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.8
10.18	Summary of WellCare Health Plans, Inc. Relocation Program for Executive Officers *	10-Q	August 9, 2010	10.13
10.19	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing April 1, 2009*	10-Q	July 29, 2009	10.8
10.19.1	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing October 1, 2010 *	10-Q	August 9, 2010	10.7
10.19.2	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing January 1, 2011*	8-K	December 20, 2010	10.1
10.20	Form of Severance Agreement*	10-Q	November 4, 2009	10.13
10.21	Forms of Indemnification Agreement
10.21.1	Form of Indemnification Agreement (adopted May 16, 2003)*	S-1/A	June 8, 2004	10.24
10.21.2	Form of Indemnification Agreement (adopted May 8, 2009)*	8-K	May 14, 2009	10.1
10.21.3	Form of Indemnification Agreement (adopted August 5, 2010)*	10-Q	August 9, 2010	10.8
10.22	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.23	Employment Agreement, made effective as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	January 31, 2008	10.4
10.24	Transition and Separation Agreement, made effective as of September 17, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Heath Schiesser*	8-K	September 23, 2009	10.1

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

10.25	Restricted Stock Agreement, made effective as of January 25, 2008, by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.6
10.26	Non-Qualified Stock Option Agreement, dated as of January 25, 2008, by and between the Registrant and Heath Schiesser*	8-K	January 31, 2008	10.8
10.27	Indemnification Agreement, dated as of May 8, by and between the Registrant and Heath Schiesser*	8-K	May 14, 2009	10.2
10.28	Letter Agreement, dated as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.5
10.28.1	Amended and Restated Letter Agreement, dated as of August 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Charles Berg*	10-Q	November 4, 2009	10.2
10.29	Restricted Stock Agreement, made effective as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.7
10.30	Restricted Stock Agreement, made effective as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.4
10.31	Non-Qualified Stock Option Agreement, dated as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.9
10.31.1	Amended and Restated Non-Qualified Stock Option Agreement, dated as of February 16, 2009, by and between the Registrant and Charles Berg*	10-K	March 16, 2009	10.33
10.31.2	Amended and Restated Non-Qualified Stock Option Agreement, dated as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.3
10.32	Indemnification Agreement, dated as of May 14, 2009, by and between the Registrant and Charles Berg*	8-K	May 14, 2009	10.3
10.33	Employment Agreement, dated as of July 17, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	8-K	July 17, 2008	10.1
10.33.1	Amendment No. 1 to Employment Agreement, made effective as of March 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	10-K	March 16, 2009	10.42
10.33.2	Amendment No. 2 to Employment Agreement, made effective as of December 18, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	10-K	February 18, 2010	10.40.2
10.34	Form of Restricted Stock Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.3
10.35	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4
10.36	Employment Agreement, dated as of September 2, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	8-K	September 2, 2008	10.1
10.36.1	Amendment No. 1 to Employment Agreement, dated as of September 30, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	10-Q	November 4, 2009	10.6
10.37	Restricted Stock Agreement, made effective as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.3
10.38	Non-Qualified Stock Option Agreement, dated as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.4
10.39	Employment Agreement, dated as of October 28, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Scott D. Law*	10-Q	May 6, 2010	10.3

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.40	$65,000,000 Credit Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (the “Credit Agreement”)	8-K	May 13, 2010	10.1
10.40.1	Amendment No. 1 to the Credit Agreement dated as of May 25, 2010	10-Q	August 9, 2010	10.10
10.41	Pledge and Security Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement)	8-K	May 13, 2010	10.2
10.42	Deferred Prosecution Agreement, made effective as of May 5, 2009, by and among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office	8-K	May 5, 2009	10.1
10.43	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1
10.44
Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ †

10.45	Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.3
10.45.1	Amendment No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.55.1
10.45.2	Amendment No. 2 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.55.2
10.45.3	Minor Modification No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2010	10.2
10.45.4	Amendment No. 3 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	August 9, 2010	10.12
10.45.5	Amendment No. 4 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	November 15, 2010	10.12
10.46	Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.2
10.46.1	Amendment No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.57.1

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.46.2	Amendment No. 2 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.57.2
10.46.3	Minor Modification No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2010	10.1
10.46.4	Amendment No. 3 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	August 9, 2010	10.11
10.46.5	Amendment No. 4 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	November 15, 2010	10.6
10.47	Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc. (2009-2010)	8-K	October 5, 2009	10.1
10.48	Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc., WellCare of Florida, Inc. (2010-2011)	8-K	January 3, 2011	10.1
10.49	Amendment #8 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia†
10.49.1	Amendment #9 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	December 1, 2010	10.1
10.50	Contract (#H0712) dated September 30, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	November 2, 2005	10.4
10.50.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H0712) by and between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	November 12, 2009	10.5
10.51	Contract (#H1032) dated September 30, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	November 2, 2005	10.5
10.51.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1032) by and between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	November 12, 2009	10.9
10.52	Contract (#H1112) dated September 30, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	November 2, 2005	10.6
10.52.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1112) by and between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	November 12, 2009	10.11
10.53	Contract (#H1416) dated September 30, 2005 by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	November 2, 2005	10.7
10.53.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1416) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	November 12, 2009	10.18
10.54	Contract (#H1903) dated October 3, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	November 2, 2005	10.8

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.54.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1903) by and between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	November 12, 2009	10.22
10.55	Contract (#H3361) dated October 6, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	November 2, 2005	10.9
10.55.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H3361) by and between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	November 12, 2009	10.26
10.56	Form of addenda accompanying notices of 2009 renewals with respect to contracts by and between the Centers for Medicare & Medicaid Services and each of: WellCare of Connecticut, Inc. (#H0712); WellCare of Florida, Inc. (#H1032); WellCare of Georgia, Inc. (#H1112); Harmony Health Plan of Illinois, Inc. (#H1416); WellCare of Louisiana, Inc. (#H1903); and WellCare of New York, Inc. (#H3361)	10-Q	May 11, 2009	10.2
10.57	Contract (#H1216) dated October 29, 2007 by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 9, 2007	10.2
10.57.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1216) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Missouri)	8-K	November 12, 2009	10.13
10.58	Contract (#H1264) dated October 29, 2007 by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 9, 2007	10.3
10.58.1	Addendum accompanying notice of 2009 renewal of Contract (#H1264) by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc., with Plan Benefit Package addendum	10-Q	May 11, 2009	10.1
10.58.2	Plan Benefit Package attachment to 2010 renewal of Contract (#H1264) by and between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	November 12, 2009	10.16
10.59	Contract (#H0913) dated October 29, 2007 by and between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 9, 2007	10.4
10.59.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H0913) by and between the Centers for Medicare & Medicaid Services and WellCare Health Plans of New Jersey, Inc.	8-K	November 12, 2009	10.7
10.60	Contract (#H0117) dated October 29, 2007 by and between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 9, 2007	10.5
10.60.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H0117) by and between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	November 12. 2009	10.3
10.61	Contract (#H2491) dated November 18, 2008 by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	December 23, 2008	10.1
10.61.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H2491) by and between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	November 12, 2009	10.24
10.62	Contract (#H1657) dated October 29, 2007 by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	February 21, 2008	10.2

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.62.1	Plan Benefit Package attachment to 2010 renewal of Contract (#H1657) by and between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. (d/b/a Harmony Health Plan of Indiana)	8-K	November 12, 2009	10.20
10.63	Contract (#S5967) dated September 30, 2005 by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	November 2, 2005	10.3
10.63.1	Addendum to Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	10-Q	November 3, 2006	10.13
10.63.2	2010 renewal of Contract (#S5967) by and between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc. with Plan Benefit Package attachment	8-K	September 16, 2009	10.1
10.64	Contract S5967 dated October 4, 2010 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 8, 2010	10.1
10.65
Form of Contract dated October 4, 2010 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Indiana (H1657), (j) WellCare of Louisiana, Inc. (H1903), (k) WellCare Health Insurance of Arizona, Inc. (H2491) and (l) WellCare of New York, Inc. (H3361)
		8-K	October 8, 2010	10.2
10.66	2011 Benefit Attestation to Contract H0117 between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	October 8, 2010	10.3
10.67	2011 Benefit Attestation to Contract H0712 between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	October 8, 2010	10.4
10.68	2011 Benefit Attestation to Contract H0913 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance Plans of New Jersey, Inc.	8-K	October 8, 2010	10.5
10.69	2011 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 8, 2010	10.6
10.70	2011 Benefit Attestation to Contract H1112 between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	October 8, 2010	10.7
10.71	2011 Benefit Attestation to Contract H1216 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri	8-K	October 8, 2010	10.8
10.72	2011 Benefit Attestation to Contract H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	October 8, 2010	10.9
10.73	2011 Benefit Attestation to Contract H1416 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	October 8, 2010	10.10
10.74	2011 Benefit Attestation to Contract H1657 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Indiana	8-K	October 8, 2010	10.11

Exhibit Index
INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.75	2011 Benefit Attestation to Contract H1903 between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	October 8, 2010	10.12
10.76	2011 Benefit Attestation to Contract H2491 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona	8-K	October 8, 2010	10.13
10.77	2011 Benefit Attestation to Contract H3361 between the Centers for Medicare & Medicaid Services and WellCare of New York	8-K	October 8, 2010	10.14
10.78
Form of Medicare Mark License Agreement between the Cen-ters for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Miss-ouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Indiana (H1657), (j) WellCare of Louisiana, Inc. (H1903), (k) WellCare Health Ins-urance of Arizona, Inc. (H2491), (l) WellCare of New York, Inc. (H3361) and (m) WellCare Prescription Insurance, Inc. (S5967)
		8-K	October 8, 2010	10.15
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101 DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

*      Denotes a management contract or compensatory plan, contract or arrangement
**      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†      Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934