Form 10-Q
period 2011-03-31
WELLCARE HEALTH PLANS, INC.
filed 2011-05-06
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 4, 2011 there were 42,561,287 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Premium (see Note 1)	$1,472,416	$1,353,458
Investment and other income	2,326	2,495
Total revenues	1,474,742	1,355,953
Expenses:
Medical benefits	1,245,040	1,165,972
Selling, general and administrative	169,243	163,593
Medicaid premium taxes (see Note 1)	18,864	9,744
Depreciation and amortization	6,475	5,756
Interest	77	10
Total expenses	1,439,699	1,345,075
Income before income taxes	35,043	10,878
Income tax expense	13,713	4,460
Net income	$21,330	$6,418

Net income per common share (see Note 1):
Basic	$0.50	$0.15
Diluted	$0.50	$0.15

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,232,918	$1,359,548
Investments	201,894	108,788
Premium receivables, net	190,182	127,796
Funds held for the benefit of members	—	33,182
Income taxes receivable	16,838	9,973
Prepaid expenses and other current assets, net	117,815	114,492
Deferred income tax asset	42,963	61,392
Total current assets	1,802,610	1,815,171
Property, equipment and capitalized software, net	75,980	76,825
Goodwill	111,131	111,131
Other intangible assets, net	11,045	11,428
Long-term investments	83,717	62,931
Restricted investments	105,812	107,569
Deferred income tax asset	55,188	58,340
Other assets	3,726	3,898
Total Assets	$2,249,209	$2,247,293
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$790,624	$742,990
Unearned premiums	84,532	67,383
Accounts payable	7,629	8,284
Other accrued expenses and liabilities	152,348	199,033
Current portion of amounts accrued related to investigation resolution	68,799	121,406
Other payables to government partners	52,179	46,605
Funds held for the benefit of members	4,624	—
Total current liabilities	1,160,735	1,185,701
Amounts accrued related to investigation resolution	218,274	216,136
Other liabilities	12,546	13,410
Total liabilities	1,391,555	1,415,247
Commitments and contingencies (see Note 6)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,557,404 and 42,541,725 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	426	425
Paid-in capital	432,810	428,818
Retained earnings	426,442	405,112
Accumulated other comprehensive loss	(2,024)	(2,309)
Total stockholders' equity	857,654	832,046
Total Liabilities and Stockholders' Equity	$2,249,209	$2,247,293

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash from (used in) operating activities:
Net income	$21,330	$6,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,475	5,756
Equity-based compensation expense	4,849	1,142
Deferred taxes, net	21,581	16,721
Changes in operating accounts:
Premium receivables, net	(62,386)	23,781
Prepaid expenses and other current assets, net	(3,323)	(2,985)
Medical benefits payable	47,634	(95,690)
Unearned premiums	17,149	(90,353)
Accounts payables and other accrued expenses	(43,475)	(18,466)
Other payables to government partners	5,574	4,547
Amounts accrued related to investigation resolution	(50,469)	511
Income taxes, net	(8,012)	(14,401)
Other, net	(869)	(7,525)
Net cash used in operating activities	(43,942)	(170,544)
Cash from (used in) investing activities:
Purchases of investments	(198,305)	(117)
Proceeds from sale and maturities of investments	85,043	12,322
Purchases of restricted investments	(4,012)	(289)
Proceeds from maturities of restricted investments	5,601	368
Additions to property, equipment and capitalized software, net	(8,715)	(4,235)
Net cash (used in) provided by investing activities	(120,388)	8,049
Cash from (used in) financing activities:
Proceeds from option exercises and other	1,034	770
Purchase of treasury stock	(744)	(3,030)
Payments on capital leases	(396)	(58)
Funds held for the benefit of members	37,806	34,019
Net cash provided by financing activities	37,700	31,701
Cash and cash equivalents:
Decrease during period	(126,630)	(130,794)
Balance at beginning of year	1,359,548	1,158,131
Balance at end of period	$1,232,918	$1,027,337
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$446	$8,161
Cash paid for interest	$74	$7
Equipment acquired through capital leases	$—	$8,411

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        WellCare Health Plans, Inc., a Delaware corporation (the "Company," "we," "us," or "our"), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,383,000 members as of March 31, 2011. Through our licensed subsidiaries, as of March 31, 2011, we operate our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also operate a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia. We exited the Medicare private fee-for-service ("PFFS") program on December 31, 2009.

Basis of Presentation & Use of Estimates

        The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K (“2010 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) in February 2011.  In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period. Certain items in our financial statements have been reclassified from their prior year classifications to conform to our current year presentation. We have evaluated all material events subsequent to the date of these financial statements.

Significant Accounting Policies

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

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income	$21,330	$6,418
Denominator:
Weighted-average common shares outstanding — basic	42,621,908	42,193,662
Dilutive effect of:
Unvested restricted stock, restricted stock units and performance stock units	280,073	360,043
Stock options	138,548	153,536
Weighted-average common shares outstanding — diluted	43,040,529	42,707,241

Net income per common share:
Basic	$0.50	$0.15
Diluted	$0.50	$0.15

For the three months ended March 31, 2011 and 2010, certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2011, 142,153 restricted equity awards and 294,626 options with exercise prices ranging from $28.27 to $90.52 were excluded from diluted weighted-average common shares outstanding. For the three months ended March 31, 2010, approximately 119,356 restricted equity awards as well as 1,165,606 options with exercise prices ranging from $24.17 to $91.64 per share were excluded from diluted weighted-average common shares outstanding.

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

In most cases we receive premiums in advance of providing services, and we recognize premium revenues in the period in which we are obligated to provide services to our members. We are paid generally in the month in which we provide services. Premiums are billed monthly for coverage in the following month and are recognized as revenue in the month for which insurance coverage is provided. Premiums collected in advance of the period in which we are obligated to provide services to our members are deferred and reported as Unearned premiums in the accompanying Condensed Consolidated Balance Sheets and amounts that have not been received by the end of the period remain on the Condensed Consolidated Balance Sheets classified as Premium receivables, net.

We routinely monitor the collectability of specific accounts, the aging of receivables and historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical collection experience, retroactive membership adjustments, anticipated or actual, compliance with requirements for certain contracts to expend a minimum percentage of premiums on eligible medical expense, and other factors. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. The allowance has not been significant to premium revenue.

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $11,925 and $270 at March 31, 2011 and December 31, 2010, respectively, and are included in Premium receivables, net, on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $48,645 and $63,289 at March 31, 2011 and December 31, 2010, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

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

Medical Benefits Payable and Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR claims. The following table provides a reconciliation of the total medical benefits payable balances as of March 31, 2011 and December 31, 2010:

	March 31,	% of	December 31,	% of
	2011	Total	2010	Total
	(in millions)		(in millions)
Claims adjudicated, but not yet paid	$78,067	10%	$50,879	7%
IBNR	712,557	90%	692,111	93%
Total medical benefits payable	$790,624		$742,990

 The medical benefits payable estimate has been, and continues to be, our most significant estimate included in our financial statements. We historically have used and continue to use a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon per-member per-month (“PMPM”) claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. Differences in our financial statements between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

Medical benefits expense for the three months ended March 31, 2011, was impacted by approximately $51,038 of net favorable development related to prior years. For the three months ended March 31, 2010, medical benefits expense was impacted by approximately $4,592 of net favorable development related to prior years. The net favorable prior year development in 2011 results primarily from the difference between actual medical utilization compared to original assumptions and prior year claims estimates being settled for amounts that are different than originally anticipated. The net amount of prior period developments in the 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each state agency and recorded as a component of revenue, as well as administrative expense, when incurred.

In October 2009, the State of Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to Premium revenues and Medicaid premium taxes. However, effective July 1, 2010, the State of Georgia began assessing premium taxes again on Medicaid premiums. Therefore, from July 1, 2010 through March 31, 2011, we were assessed and remitted taxes on premiums in Georgia, Hawaii, Missouri, New York and Ohio. Medicaid premium taxes incurred were $18,864 and $9,744 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

        On a quarterly basis, our tax liability is estimated based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax assets may not be realized. After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and Federal tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

        We sometimes face challenges from state and Federal tax authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. In addition, we are periodically audited by state and Federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law and, as such, will vigorously defend our positions on audit. We believe that we have adequately provided for any reasonable foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to our results of operations or cash flows.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, and complete our impairment testing during the third quarter of each year. As of our last testing date in 2010, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of March 31, 2011.

Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board (the “FASB”) issued new guidance on business combinations to clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on, or after, the beginning of the first annual reporting period beginning on or after December 15, 2010. Any future business combinations will be accounted for under this guidance. The adoption of this topic is not expected to have a material effect on our consolidated financial statements.

        In December 2010, the FASB issued accounting guidance clarifying the requirement to test for goodwill impairment when the carrying amount of a reporting unit exceeds its fair value. Under this guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether any adverse qualitative factors exist that would indicate that goodwill impairment, more likely than not, exists. If it is determined that goodwill impairment would, more likely than not, be triggered, additional testing to determine whether goodwill has actually been impaired would be required and the amount of such impairment, if any, would accordingly be determined. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this topic is not expected to have a material effect on our consolidated financial statements.

        We have reviewed all other recently issued accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, none of these pronouncements are expected to have a significant affect on our financial statements.

2. SEGMENT REPORTING

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments within our two main business lines: Medicaid, MA and PDP. The PFFS product that we exited on December 31, 2009 is reported within the MA segment.

Medicaid

        Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”), Supplemental Security Income (“SSI”), Aged Blind and Disabled (“ABD”) and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIPs”) and Family Health Plus (“FHP”) for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

Medicare

        Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits.

Medicare Advantage

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

As part of our MA segment, we continue to administer our expired PFFS plans, which include processing claims payments as well as providing member and provider services, for health care services provided prior to our exit from the PFFS program on December 31, 2009. As of March 31, 2011, the remaining medical benefits payable related to the PFFS program is not material relative to the total Medical benefits payable.

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

We allocate goodwill, but no other assets or liabilities, or investment and other income, or any other expenses to our reportable operating segments. A summary of financial information for our reportable operating segments as well as a reconciliation to Income before income taxes is presented in the table below.

	Three Months Ended March 31,
	2011	2010
Premium revenue:
Medicaid	$855,843	$809,033
Medicare Advantage	354,645	351,083
PDP	261,928	193,342
Total premium revenue	1,472,416	1,353,458

Medical benefits expense:
Medicaid	703,710	701,779
Medicare Advantage	277,029	276,175
PDP	264,301	188,018
Total medical benefits expense	1,245,040	1,165,972

Gross margin:
Medicaid	152,133	107,254
Medicare Advantage	77,616	74,908
PDP	(2,373)	5,324
Total gross margin	227,376	187,486

Investment and other income	2,326	2,495
Other expenses	(194,659)	(179,103)
Income before income taxes	$35,043	$10,878

3. EQUITY-BASED COMPENSATION

Equity-based compensation expense is calculated based on awards ultimately expected to vest. The compensation expense recorded related to our equity-based compensation awards, which correspondingly also increased Paid-in capital, for the three months ended March 31, 2011 and 2010 was $4,849 and $1,142, respectively.

Under the 2004 Equity Incentive Plan, we granted a performance share award to a former executive, of which the vesting and the amount of shares to be awarded were contingent upon achievement of an earnings per share target over three- and five-year performance periods. The earnings per share target for the first performance period was achieved. However, in accordance with the separation agreement between the former executive and us, issuance of those shares was subject to certain conditions that we have determined have not been, and are unlikely to be, met. Accordingly, the previously recorded expense of $4,683 was reversed against equity-based compensation during the first quarter of 2010, which is included in Selling, general and administrative expense for the three months ended March 31, 2010.

        A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2011 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2011	718,009	$28.69	1,008,757	$30.02
Granted	118,131	39.68	-	-
Exercised	-	-	(46,356)	22.62
Vested	(75,386)	32.25	-	-
Forfeited and expired	(16,019)	30.51	(48,437)	56.39
Outstanding at March 31, 2011	744,735	30.04	913,964	28.99

Exercisable at March 31, 2011			721,880	28.86
Vested and expected to vest as of March 31, 2011			855,346	28.94

        As of March 31, 2011, there was $22,920 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years.

Performance Stock Units

The Compensation Committee awards performance stock unit awards (“PSUs”) under our long-term incentive program (“LTI Program”). PSUs are scheduled to cliff-vest three years from the grant date and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; and accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest will be recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs granted assume that targets will be met and was $755 for the three months ended March 31, 2011. As of March 31, 2011, there was $9,351 of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of 2.6 years.

A summary of our PSU activity for the three months ended March 31, 2011 is presented in the table below.
	PSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2011	144,801	$29.58
Granted	203,309	39.75
Exercised	-	-
Vested	-	-
Forfeited and expired	(5,604)	30.97
Outstanding at March 31, 2011	342,506	35.59

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

        Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable and amounts accrued related to the investigation resolution discussed in Note 6 of these Condensed Consolidated Financial Statements.  The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments include $46,150 of municipal note investments with an auction reset feature (“auction rate securities”), at par value, as of both March 31, 2011 and December 31, 2010. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Auctions for these auction rate securities continued to fail during the three months ended March 31, 2011. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored.  Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at March 31, 2011:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Municipal variable rate bonds	$89,870	$89,870	$-	$-
Variable rate bond fund	50,000	50,000	-	-
Auction rate securities	42,703	-	-	42,703
Money market funds	41,720	41,720	-	-
Corporate debt and other securities	37,227	37,227	-	-
Certificates of deposit	21,128	21,128	-	-
U.S. Government securities	2,963	2,963	-	-
Total investments	$285,611	$242,908	$-	$42,703
Restricted investments:
Available-for-sale securities
Money market funds	$54,677	$54,677	$-	$-
Cash and cash equivalents	27,577	27,577	-	-
U.S. Government securities	22,504	22,504	-	-
Certificates of deposit	1,054	1,054	-	-
Total restricted investments	$105,812	$105,812	$-	$-

Amounts accrued related to investigation resolution(1)	$287,073	$-	$287,073	$-

		Fair Value Measurements at December 31, 2010:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$52,309	$52,309	$-	$-
Auction rate securities	42,245	-	-	42,245
Municipal variable rate bonds	29,120	29,120	-	-
Corporate debt and other securities	23,100	23,100	-	-
Variable rate bond fund	24,945	24,945	-	-
Total investments	$171,719	$129,474	$-	$42,245
Restricted investments:
Available-for-sale securities
Money market funds	$54,908	$54,908	$-	$-
Cash and cash equivalents	27,581	27,581	-	-
U.S. Government securities	24,027	24,027	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$107,569	$107,569	$-	$-

Amounts accrued related to investigation resolution(1)	$337,542	$-	$337,542	$-

(1) These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively.

        The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) as of March 31, 2011 and 2010, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2011	2010
Beginning balance at January 1	$42,245	$51,710
Realized gains (losses) in earnings (or changes in net assets)	-	-
Unrealized gains (losses) in other comprehensive income(a)	458	230
Purchases, sales and redemptions(b)	-	(6,300)
Transfers in and/or out of Level 3	-	-
Ending balance at March 31	$42,703	$45,640

(a)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $458 and $230 to Accumulated other comprehensive loss during the three months ended March 31, 2011 and 2010, respectively.  The increase in unrealized gain was driven by the continued stabilization and improvement within the municipal bond market.

(b)
A $6,300 auction rate security tranche was redeemed by the issuer at par in March 2010. Accordingly, we recorded an adjustment to the fair market valuation of the issuer’s auction rate securities during the first quarter of 2010.

5. INCOME TAXES

        As discussed in Note 6, we made a $52,500 payment in March 2011 that was required in connection with an agreement to resolve certain class action complaints. Settlement payments are generally deductible when paid; therefore the payment had the effect of increasing Income taxes receivable and decreasing the current portion of Deferred income tax assets as of March 31, 2011. There was no impact to the effective income tax rate since the settlement was included in the determination of taxable income in prior periods. There has been no material change in the estimated non-deductible amounts associated with amounts accrued for investigation resolution during the three month period ended March 31, 2011.

   Our effective income tax rate was 39.1% for the three months ended March 31, 2011 compared to 41.0% for the same three month period in the prior year. The decrease in the effective tax rate was primarily due to the lower non-deductible executive compensation costs in 2011 and higher Income before income taxes. The effective tax rate for the three months ended March 31, 2011 and 2010 was higher when compared to the statutory rate and was primarily attributable to certain non-deductible executive compensation costs.

6. COMMITMENTS AND CONTINGENCIES

Government Investigations

Deferred Prosecution Agreement

As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

Under the one-count criminal information (the “Information”) filed with the United States District Court for the Middle District of Florida (the “Federal Court”) by the USAO pursuant to the DPA, we were charged with one count of conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Federal Court that the prosecution be deferred for the duration of the DPA. Within five days of the expiration of the DPA the USAO will seek dismissal with prejudice of the Information, provided we have complied with the DPA.

The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations.

In accordance with the DPA, the USAO has filed, with the Federal Court, a statement of facts relating to this matter. As a part of the DPA, we retained an independent monitor (the “Monitor”) for a period of 18 months from August 19, 2009 to February 18, 2011. The Monitor was selected by the USAO after consultation with us and was retained at our expense. In addition, we agreed to continue undertaking remedial measures to ensure full compliance with all federal and state health care laws. Among other things, the Monitor reviewed and evaluated our compliance with the DPA and all applicable federal and state health care laws, regulations and programs. The Monitor also reviewed, evaluated and, as necessary, made written recommendations concerning certain of our policies and procedures.

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

Civil Division of the United States Department of Justice

In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of its pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. The seal in those cases was partially lifted for the purpose of authorizing the Civil Division to disclose to us the existence of the qui tam complaints. In May 2010, as part of the ongoing resolution discussions with the Civil Division, we were provided with a copy of the qui tam complaints, in response to our request, which otherwise remained under seal as required by 31 U.S.C. section 3730(b)(3).

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

    On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters, and (ii) we announced that we reached a preliminary agreement with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On June 25, 2010, the Federal Court lifted the seal in the three qui tam complaints in which the government had intervened (the “Florida Federal qui tam Actions”). Those complaints are now publicly available.

On April 26, 2011, we entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division, the USAO and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”).  These settlement agreements are related to the Florida Federal qui tam Actions as well as another federal qui tam action that had been filed in the District of Connecticut (the “Connecticut Federal qui tam Action”) and the Leon County qui tam Action.  In connection with the execution of these settlement agreements, the Connecticut Federal qui tam Action and the Leon County qui tam Action were recently unsealed on April 29, 2011, and April 28, 2011, respectively.

The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”) and the Civil Divisions of the USAO and the USAO Connecticut (the “Federal Settlement Agreement”) and (b) the following states (collectively, the “Settling States”): Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the “State Settlement Agreements”).  The material terms of the Federal Settlement Agreement and the State Settlement Agreements are, collectively, substantively the same as the terms of the previously disclosed preliminary settlement with the Civil Division, the USAO and the USAO Connecticut.  We have agreed, among other things, to pay the Civil Division a total of $137,500 (the “Settlement Amount”), which is to be paid in installments over a period of up to 36 months after the date of the Federal Settlement Agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that the Company is acquired or otherwise experiences a change in control during the Payment Period. In addition, the settlement provides for a contingent payment of an additional $35,000 in the event that the Company is acquired or otherwise experiences a change in control within three years of the execution of the Federal Settlement Agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Federal Settlement Agreement.

In exchange for the payment of the Settlement Amount, the United States and the Settling States agree to release us from any civil or administrative monetary claim under the False Claims Act and certain other legal theories for certain conduct that was at issue in their inquiries and the qui tam complaints.  Likewise, in consideration of the obligations in the Federal Settlement Agreement and the Corporate Integrity Agreement (as described below under United States Department of Health and Human Services), OIG-HHS agrees to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude us from Medicare, Medicaid and other federal health care programs.

The Federal Settlement Agreement has not been executed by one of the relators.  Under its terms, this failure to timely execute is deemed to be an objection to the Federal Settlement Agreement.  In the case of an objection, the Federal Court is required to conduct a hearing (a “Fairness Hearing”) to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances.  The Federal Settlement Agreement and the State Settlement Agreements will not be effective until the earlier of (a) the execution of the Federal Settlement Agreement by the objecting relator or (b) entry by the Federal Court of a final order determining that the settlement is fair, adequate and reasonable under all the circumstances.

            We can make no assurances that the objecting relator will execute the Federal Settlement Agreement or that the Federal Court will approve the settlement at a Fairness Hearing and the actual outcome of these matters may differ materially from the terms of the settlement.

            We have discounted the total liability of $137,500 for the resolution of these matters and accrued this amount at its estimated fair value, which amounted to approximately $136,259 at March 31, 2011.  In addition to the Settlement Amount, another $5,000 for estimated qui tam relators attorneys’ fees to be paid was accrued in 2010. Approximately $31,848 and $104,411 has been included in the current and long-term portions, respectively, of Amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of March 31, 2011. There can be no assurance that the Federal Settlement Agreement and the State Settlement Agreements will become effective and the actual outcome of these matters may differ materially from the terms of these settlements as described above.

United States Department of Health and Human Services

On April 26, 2011, the Company entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS.  The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS.

The Corporate Integrity Agreement formalizes various aspects of the Company’s ethics and compliance program and contains other requirements designed to help ensure the Company’s ongoing compliance with federal health care program requirements.  The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, the Company’s reporting practices and bid submissions to federal health care programs.

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

In January 2009, we and certain other defendants filed a joint motion to dismiss the amended consolidated complaint, arguing, among other things, that the complaint failed to allege a material misstatement by defendants with respect to our compliance with marketing and other health care regulations and failed to plead facts raising a strong inference of scienter with respect to all aspects of the purported fraud claim. The Federal Court denied the motion in September 2009 and we and the other defendants filed our answer to the amended consolidated complaint in November 2009. In April 2010, the Lead Plaintiffs filed their motion for class certification. On June 18, 2010, the USAO filed motions seeking to intervene and for a temporary stay of discovery of this matter. Discovery was stayed through March 17, 2011.

In August 2010, we reached agreement with the Lead Plaintiffs on the material terms of a settlement to resolve these matters.  In December 2010, the terms of the settlement were documented in a formal settlement agreement (the “Stipulation Agreement”) that was subject to approval by the Federal Court following notice to all class members.  On February 9, 2011, the Federal Court entered an order preliminarily approving the settlement and scheduled the final settlement hearing for May 4, 2011.

On May 4, 2011, the Federal Court entered an order (the “Approval Order”) approving the Stipulation Agreement. As required by the Stipulation Agreement, in March 2011 the Company paid $52,500 into an escrow account for the benefit of the class.  The Stipulation Agreement also provides, among other things, that the Company will make an additional cash payment to the class of $35,000 by July 31, 2011 (the “July 2011 Payment”).  It also requires, among other things, that the Company issue to the class tradable unsecured subordinated notes having an aggregate face value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016.  Additionally, the Company will be required to pay to the class an additional $25,000 if the Company experiences a change in control at a share price of $30 or more within three years of the date of the Stipulation Agreement.

    With respect to the July 2011 Payment and as required by the Stipulation Agreement, by May 9, 2011, the Company is required to deliver to the escrow agent for the class a non-negotiable promissory note in the principal amount of $35,000 (the “Note”).  The Note is due and payable in full on July 31, 2011.  The unpaid principal amount of the Note will accelerate and become immediately due and payable in the event of the Company’s insolvency, a general assignment for the benefit of creditors, or the commencement by or against the Company of any action seeking reorganization, liquidation, dissolution, or similar treatment of the Company’s debts under any law relating to bankruptcy, relief of debtors or similar laws.  The unpaid principal will also accelerate in the event the Company or any third party seeks the appointment of a receiver or other similar official for the Company or its assets which, in the case of involuntary proceedings, has not been withdrawn or dismissed within 60 days after the filing of such proceeding.  If the Company fails to pay the Note in full by July 31, 2011, then interest on the unpaid balance shall accrue at the rate and pursuant to the method set forth in 28 USC §1961 until all sums due are paid.  In the event the payment is accelerated as described in the previous paragraph, then such interest will begin to accrue upon such acceleration.

   As a result of this settlement having been reached, our estimate for the remaining resolution amount of this matter is $147,500.  We have discounted the $147,500 liability for the resolution of this matter and accrued this amount at its estimated fair value, which amounted to approximately $145,814 at March 31, 2011.  Approximately $31,951 and $113,863 have been included in the current and long-term portions, respectively, of Amounts accrued related to investigation resolution in our Condensed Consolidated Balance Sheet as of March 31, 2011.

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

In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative stockholder derivative action also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688.  In April 2010, the Federal Court entered an order preliminarily approving Stipulation I and directing us to provide notice to our stockholders. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al. In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"), which is pending. In April 2011, the Federal Court stayed this action pending the conclusion of parallel federal criminal proceedings against Messrs. Farha, Behrens and Bereday.

In April 2010, a second Stipulation of Partial Settlement (“Stipulation II”) was filed in the State Court. Under the terms of Stipulation II, the plaintiffs in the state action agreed that the Special Litigation Committee’s motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. In turn, we paid to plaintiffs’ counsel in the state action attorneys’ fees in the amount of $563.  The State Court approved Stipulation II and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in June 2010. In July 2010, Mr. Farha filed a notice of appeal in this matter, which remains pending. In April 2011, the State Court stayed this action pending the conclusion of parallel federal criminal proceedings against Messrs. Farha, Behrens and Bereday.

In October 2010, we filed a motion for leave to file an amended complaint against Mr. Farha in the State Court action and a new lawsuit in Federal Court against Messrs. Behrens and Bereday, stating claims for breach of contract and breach of their fiduciary duties.

Risk Adjustment Data Validation Audits

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

   CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums and as a result, have not accrued a liability for the potential outcome. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (“2011 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and in Part II, Item 1A of this 2011 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations or prospects could be materially adversely affected. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

Executive Summary

   We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.4 million members nationwide in our Medicaid and Medicare business lines. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers, while managing our ongoing operations.  Our strategic priorities for 2011 include improving health care quality and access for our members, ensuring a competitive cost position and delivering prudent and profitable growth.  We continue to work closely with providers and government clients to further enhance health care delivery and improve the quality of, and enhance access to, government health care services for our members.  Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses.  We are also focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

General Economic and Political Environment

    New governors are in office in nearly all of our current Medicaid markets. These new administrations have been considering changes to current Medicaid programs in their respective states. These changes may include moving programs into managed care, such as the aged, blind and disabled (“ABD”) populations; expanding existing programs to provide coverage to those who are currently uninsured; and reprocurement of existing managed care programs. State budget shortfalls in many states will be a significant consideration in any changes to existing Medicaid programs.

Premium Rates and Payments

    The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical cost trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue.

Health Care Reform

    In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”) became law. The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. We anticipate that the reforms could significantly increase the number of citizens who are eligible to enroll in our Medicaid products. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

Business and Financial Outlook

Business Trends

We received rate increases in most of our Medicaid markets during the third quarter of 2010. We received rate increases of approximately 2.5% to 3.0% in Florida effective September 1, 2010 and 1.5% to 2.0% in Georgia effective July 1, 2010. Hawaii program rate increases, which we believe have improved the stability of the program, also were effective July 1, 2010.  New York program rate increases were also implemented during the third quarter of 2010 that were effective April 1, 2010.

In February, the Georgia Department of Community Health (“Georgia DCH”) notified us that it intends to amend our current Georgia Medicaid contract to extend it by one year to June 30, 2013. The amendment is also expected to include a renewal option allowing the contract term to be further extended, at the option of Georgia DCH, by one additional year to June 30, 2014.

Louisiana and Texas, states in which we have offered Medicare Advantage (“MA”) plans for several years, as well as Kentucky, have announced plans to expand Medicaid managed care programs that would be very complementary to our existing operations and infrastructure. Florida and Hawaii are also considering expansions of their Medicaid managed care programs.

As part of the 2010 Acts, MA payment benchmarks for 2011 were frozen at 2010 levels. This places increased importance on administrative cost improvements and effective medical cost initiatives.

Based on the outcome of our 2011 stand-alone prescription drug plan (“PDP”) bids, which resulted in our plans being below the benchmarks in 20 of the 34 Centers for Medicare & Medicaid Services (“CMS”) regions, up from 19 regions in 2010, we were eligible for auto-assignment of low income subsidy beneficiaries in those 20 regions for January 2011 enrollment. In addition, we maintained our auto-assigned members in eight other CMS regions where we bid within a de minimis range of the benchmark.

Some hospital contracts are directly tied to state Medicaid fee schedules, in which case reimbursement levels may be adjusted up or down, generally on a prospective basis, based on adjustments made by the state to the fee schedule. We have experienced, and may continue to experience, such adjustments. Unless such adjustments are mitigated by an increase in premiums, our profitability will be negatively impacted.

We anticipate that our withdrawal from the private fee-for-service (“PFFS”) product effective December 31, 2009 may provide approximately $40.0 million to $60.0 million of excess capital in the insurance companies that underwrote this line of business, which we may be able to distribute to our unregulated subsidiaries through dividends or the repayment of surplus notes. However, we currently believe we will not have the benefit of these distributions until late 2011 or possibly later, if at all. Any dividend or return of surplus capital of our applicable insurance subsidiaries, including the timing and amount of any dividend, would be subject to a variety of factors, which could materially change the aforementioned timing and amount. Those factors principally include the financial performance of other lines of business that operate in those insurance subsidiaries, approval from regulatory agencies and potential changes in regulatory capital requirements.

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

Financial Impact of Government Investigations and Litigation

For further discussion of government investigations and litigation including the associated financial impact, please refer to our Selling, general and administrative expense discussion under Results of Operations below and Part I – Note 6 – Commitments and Contingencies.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. We have three reportable operating segments within our two main business lines: Medicaid, MA and PDP. The residual financial impact from the PFFS product that we exited effective December 31, 2009 is reported within the MA segment.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid plans include plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”) programs, Supplemental Security Income (“SSI”) programs, Aged Blind and Disabled (“ABD”) programs and state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIP”) and Family Health Plus (“FHP”) programs for qualifying families that are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their primary care provider (“PCP”) in order to receive health care from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

MA

       Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans which, following the exit of our PFFS product on December 31, 2009, is comprised mainly of coordinated-care plans (“CCPs”). MA is Medicare’s managed care alternative original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

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

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, medical benefits ratio (“MBR”) and gross margin. MBR measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Gross margin is defined as premium revenue less medical benefits expense.

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

Premium Revenue

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The primarily fixed premiums we receive for each member vary according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. However, these premiums are subject to adjustment throughout the term of the contract. Our Medicare premiums and certain of our Medicaid premiums are subject to subsequent modification based on the health status of each member. A portion of our premiums for certain Medicaid programs is also subject to refund if our medical costs for those programs are less than a specified minimum percentage. For further information regarding premium revenues, please refer below to Premium Revenue Recognition under Critical Accounting Estimates.

Medical Benefits Expense

        Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member and in some instances, additional fees for certain services, as well as risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

        We use a variety of techniques to manage our medical benefits expense, including payment methods to providers, referral requirements, quality and disease management programs, reinsurance and member co-payments and premiums for some of our Medicare plans. National health care costs have been increasing at a higher rate than the general inflation rate and relatively small changes in our medical benefits expense relative to premiums that we receive can create significant changes in our financial results. Changes in health care laws, regulations and practices, levels of use of health care services, competitive pressures, hospital costs, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors could reduce our ability to manage our medical benefits expense effectively.

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information regarding medical benefits expense, please refer below to Estimating Medical Benefits Expense and Medical Benefits Payable under Critical Accounting Estimates.

Gross Margin and Medical Benefits Ratio

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported (“IBNR”) claims. We use gross margin and MBRs both to monitor our management of medical benefits and medical benefits expense and to make various business decisions, including what health care plans to offer, what geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Summary of Financial Information

The following table sets forth condensed consolidated statements of income data, as well as other key data used in our results of operations discussion.  These historical results are not necessarily indicative of results to be expected for any future period.

Consolidated Statement of Operations Data:	For the Three Months Ended March 31,
	2011	2010
Revenues:	(In millions, except per share data)
Premium	$1,472.4	$1,353.5
Investment and other income	2.3	2.5
Total revenues	1,474.7	1,356.0
Expenses:
Medical benefits	1,245.0	1,166.0
Selling, general and administrative	169.2	163.6
Medicaid premium taxes	18.9	9.7
Depreciation and amortization	6.5	5.8
Interest	0.1	0.0
Total expenses	1,439.7	1,345.1
Income before income taxes	35.0	10.9
Income tax expense	13.7	4.5
Net income	$21.3	$6.4

Net income per common share:
Basic	$0.50	$0.15
Diluted	$0.50	$0.15

Consolidated MBR	85.7%	86.8%

Membership
	March 31,	December 31,	March 31,
Membership:	2011	2010	2010
Medicaid	1,329,000	1,340,000	1,332,000
MA	119,000	116,000	118,000
PDP	935,000	768,000	736,000
Total Membership	2,383,000	2,224,000	2,186,000

       As of March 31, 2011, we served approximately 2,383,000 members; an increase of 159,000 members from December 31, 2010 and 197,000 members from March 31, 2010. We experienced membership growth in both our MA and PDP segments. For our MA segment, we focused on our membership growth activities during the annual election period in 2010. Our products are designed to achieve an appropriate financial rate of return with benefit designs that are attractive to both current and prospective members. We invested in strengthening our sales processes and organization.  In light of the shortened selling season and the elimination of the open enrollment period, we also invested to ensure an effective on-boarding experience for our new members.  As of March 31, 2011 we added approximately 3,000 members from December 31, 2010. In our PDP segment, our plans are below the benchmark in 20 of the 34 CMS regions, which is an increase of one region from 2010. Additionally, we are within the de minimis range in an additional eight regions. As a result, we added approximately 167,000 members as of March 31, 2011 compared to December 31, 2010. These membership increases during the 2011 first quarter were partially offset by an overall decrease in Medicaid membership. We believe Medicaid membership growth opportunities exist in the states in which we currently operate, as well as states that we may decide to enter as a new market.

Summary of Consolidated Financial Results

Net income

        For the three months ended March 31, 2011, our net income was $21.3 million compared to $6.4 million the same period in 2010. Excluding investigation-related and litigation-resolution costs of $6.9 million and $0.9 million, net of tax, for the three months ended March 31, 2011 and 2010, respectively, net income increased by $20.9 million compared to the same period in the prior year. The increase resulted mainly from the impact of net favorable development of prior period medical benefits payable, which led to improved results in our Medicaid and Medicare segments, as well as, reductions in selling, general and administrative (“SG&A”) expense.

Premium revenue

Premium revenue for the three months ended March 31, 2011 increased by approximately $118.9 million, or 8.8%, to $1,472.4 million from $1,353.5 million for the same period in the prior year. The increase in premium revenue is primarily attributable to the impact of rate increases in our Medicaid markets which were effective during the third quarter of 2010 and membership growth during the first quarter of 2011 in our PDP segment. Premium revenue includes $18.9 million and $9.7 million of Medicaid premium taxes for the three months ended March 31, 2011 and 2010, respectively.

Medical benefits expense

        Total medical benefits expense for the three months ended March 31, 2011 increased $79.0 million, or 6.8%, to $1,245.0 million from $1,166.0 million for the same period in 2010. The increase in medical benefits expense is due mainly to the membership growth in our PDP segment, partially offset by an increase in net favorable development of prior period medical benefits payable, which amounted to $51.0 million for the three months ended March 31, 2011 compared to $4.6 million for the same period in 2010.

        The consolidated MBR, excluding the impact from our PFFS product, was 85.8% and 87.8% for the three months ended March 31, 2011 and 2010, respectively. The change in MBR was primarily due to the net prior period reserve development.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and litigation, such as: legal fees, fair value accretion of settlement accruals and other related costs.  Refer to Part I – Note 6 – Commitments and Contingencies for a further discussion of investigation-related and litigation costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related and litigation costs because we do not consider them to be indicative of our long-term business operations.  A reconciliation of SG&A expense, including and excluding investigation-related costs, is presented below.

	For the Three Months Ended March 31,
	2011	2010
	(In millions)
SG&A expense	$169.2	$163.6
Adjustments:
Investigation-related and litigation resolution costs	(2.0)	(0.4)
Investigation-related administrative costs	(8.7)	(0.9)
Investigation-related and litigation costs	(10.7)	(1.3)
SG&A expense, excluding investigation-related and litigation costs	$158.5	$162.3

        Excluding the investigation-related and litigation costs, our SG&A expense for the three months ended March 31, 2011, decreased approximately $3.8 million, or 2.3%, to $158.5 million from $162.3 million for the same period in prior year. The reduction in SG&A expense was driven by the change in the Medicare marketing calendar and the elimination of the open enrollment period, which reduced our Medicare marketing expense for the three months ended March 31, 2011 compared to the same period in the prior year. Improvements in operating efficiency also contributed to this expense reduction. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 11.6% for the three months ended March 31, 2011 compared to 12.2% for the same period in prior year. After excluding the investigation-related and litigation costs, our SG&A ratio for the three months ended March 31, 2011 was 10.9% compared to 12.1% for the same period in the prior year. Our SG&A ratio, excluding investigation-related and litigation costs, represents solid progress toward our long-term goal of an adjusted SG&A ratio in the low 10% range, based on our current business mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design continue to drive improvement in our administrative cost structure.

Medicaid premium taxes

Medicaid premium taxes incurred for the three months ended March 31, 2011 and 2010 were $18.9 million and $9.7 million, respectively. The increase was mainly due to the reinstatement of premium taxes by the State of Georgia in July 2010. In October 2009, the State of Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and expenses. However, effective July 1, 2010, the State of Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the first quarter of 2010, we were not assessed nor did we remit any taxes on premiums in Georgia. We were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio both the 2011 and 2010 periods.

We exclude Medicaid premium taxes from premium revenue when calculating our key ratios as we believe the premium tax is not indicative of our operating performance.

Income tax expense

Income tax expense for the three months ended March 31, 2011 was $13.7 million compared to $4.5 million for the same period in the prior year. Our effective income tax rate was 39.1% for the three months ended March 31, 2011 compared to 41.0% for the same three month period in the prior year. The decrease in the effective tax rate in the 2011 period was primarily attributable to a decrease in certain non-deductible executive compensation costs in 2011 and from improvement in our income before income taxes. The effective tax rate was higher when compared to the statutory rate for the three months ended March 31, 2011 and 2010, and was also due to certain non-deductible executive compensation costs.

Reconciling Segment Results

        The following table reconciles our reportable segment results to income before income taxes, as reported under GAAP.

	For the Three Months Ended March 31,
Reconciling Segment Results Data:	2011	2010
Gross margin:	(Dollars in millions)
Medicaid	$ 152.1	$107.3
MA	77.7	74.9
PDP	(2.4)	5.3
Total gross margin	227.4	187.5

Investment and other income	2.3	2.5
Other expenses	(194.7)	(179.1)
Income before income taxes	35.0	10.9

Medicaid Segment Results
	For the Three Months Ended March 31,
	2011	2010
Medicaid Segment Results Data:	(Dollars in millions)
Premium revenue	$836.9	$799.4
Medicaid premium taxes	18.9	9.7
Total premiums	855.8	809.1
Medical benefits expense	703.7	701.8
Gross margin	$152.1	$107.3

Medicaid Membership:
Georgia	559,000	537,000
Florida	410,000	422,000
Other states	360,000	373,000
	1,329,000	1,332,000

Medicaid MBR (excluding premium taxes)	84.1%	87.8%

        Excluding Medicaid premium taxes, Medicaid premium revenue for the three months ended March 31, 2011 increased $37.5 million when compared to the same period in the prior year. The increase in premium revenue was mainly due to rate increases that were effective in most markets during the third quarter of 2010.

       Medicaid medical benefits expense for the three months ended March 31, 2011 increased $1.9 million when compared to the same period in prior year due mainly to a change in member mix, partially offset by the impact of net favorable development of prior period medical benefits payable and the impact of medical cost initiatives that we have implemented. Our Medicaid MBR for the three months ended March 31, 2011 was 84.1% compared to 87.8% for the same period in the prior year. The decrease in MBR was primarily due to the net favorable prior period development of medical benefits payable.  We expect the full year MBR for our Medicaid segment to decrease in 2011 when compared to 2010, due to the favorable development of medical benefits payable that we recognized during the first quarter of 2011 and utilization modestly below historical levels, offset in part by our expectation that the state rate environment will be challenging.

MA Segment Results

	For the Three Months Ended March 31,
	2011	2010
MA Segment Results Data:	(Dollars in millions)
Premium revenue	$ 354.7	$ 351.1
Medical benefits expense	277.0	276.2
Gross margin	$ 77.7	$ 74.9

MA Membership	119,000	118,000

MA MBR	78.1%	78.7%

        MA premium revenue for the three months ended March 31, 2011 increased $3.6 million when compared to the same period in the prior year. Membership increased by approximately 1,000 members to 119,000 as of March 31, 2011, from 118,000 as of March 31, 2010. The increase in MA premium revenue and membership was attributable to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2010. MA gross margin increased by $2.8 million for the three months ended March 31, 2011, to $77.7 million from $74.9 million for the same period in prior year due to increased premiums. MA segment MBR decreased by 0.6% in 2011 compared to 2010 primarily due to the net favorable prior period development of medical benefits payable. We currently expect that the MA segment MBR in 2011 will increase relative to 2010 as the benefit we experienced in 2010 from the wind-down of our PFFS plans will not recur in 2011.

PDP Segment Results

	For the Three Months Ended March 31,
	2011	2010
PDP Segment Results Data:	(Dollars in millions)
Premium revenue	$ 261.9	$ 193.3
Medical benefits expense	264.3	188.0
Gross margin	$ (2.4)	$ 5.3

PDP Membership	935,000	736,000

PDP MBR	100.9%	97.2%

        During the three months ended March 31, 2011 PDP premium revenue increased $68.6 million when compared to the same period in the prior year. The increase in premium revenue during 2011 is primarily the result of higher membership largely due to our 2011 bids. Membership increased approximately 199,000 members from March 31, 2010 to March 31, 2011.  PDP MBR for the three months ended March 31, 2011 increased 3.6% over the same period in 2010 due to our bid results, member mix and higher utilization.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in our 2010 Form 10-K.

Cash & Investment Positions

We currently believe that we will be able to meet our known monetary obligations, including the terms of the settlement agreements reached to resolve the government investigation and related litigation, and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations. The table below presents our cash and investment positions as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Cash and cash equivalents:	(Dollars in millions)
Regulated	$1,105.1	$1,168.9
Unregulated	127.8	190.6
	$1,232.9	$1,359.5

Investments:
Regulated
Auction rate securities	$40.4	$40.2
Other	242.8	129.1
	$283.2	$169.3

Unregulated
Auction rate securities	$2.3	$2.3
Other	0.1	0.1
	2.4	2.4
	$285.6	$171.7

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unregulated cash and cash equivalents decreased during the three months ended March 31, 2011 primarily as a result of $52.5 million paid in March 2011 in connection with the preliminary resolution of certain class action complaints as well as the payment of certain investigation-related and litigation resolution costs during the first quarter of 2011. Our regulated investments increased as a result of the investment of funds to higher yielding investment alternatives.

Initiatives to Increase Our Unregulated Cash

We are pursuing alternatives to raise additional unregulated cash. Some of these initiatives include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, to the extent of the current dividend capacity for such subsidiaries based on the states’ dividend restrictions, and consideration of accessing the debt or equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for paying additional dividends to our non-regulated subsidiaries from our regulated subsidiaries, or be successful in accessing the capital markets if we determine to do so.

Credit Facility

We entered into a credit agreement on May 12, 2010, which was subsequently amended on May 25, 2010 and March 3, 2011 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $65.0 million committed revolving credit facility that expires on November 12, 2011. Borrowings under the Credit Agreement may be used for general corporate purposes.

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

As of March 31, 2011, the credit facility has not been drawn upon and we remain in compliance with all covenants.

Auction Rate Securities

As of March 31, 2011, $42.7 million of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. As of the date of this 2011 Form 10-Q, auctions for all of our auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we currently believe these securities are not impaired, primarily due to our ability and present intent to hold these securities until maturity or market stability is restored and because of government guarantees or municipal bond insurance. However, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. There were no sales or redemptions of such securities during the three months ended March 31, 2011.

Overview of Cash Flow Activities

For the three months ended March 31, 2011 and 2010 our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2011	2010
	(In millions)
Net cash used in operations	$(43.9)	$(170.5)
Net cash (used in) provided by investing activities	(120.4)	8.0
Net cash provided by financing activities	37.7	31.7

Cash used in Operations

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners or payments related to resolving government investigations and related litigation. For the three months ended March 31, 2011, cash used in operations primarily consisted of an increase in premiums receivable of $62.4 million, a $52.5 million payment related to the investigation resolution and $43.5 million of payments on accounts payable and other accrued expenses, partially offset by an increase in medical benefits payable of $47.6 million and $17.1 million in unearned premiums.

Cash flows from operations have substantially improved when compared to the prior year since 2010 activity reflects the pay down of remaining outstanding claims associated with our exit from PFFS.

Cash (used in) provided by Investing Activities

During the three months ended March 31, 2011, cash used in investing activities primarily reflects our investment into higher yielding investment alternatives which had a net impact totaling approximately $113.3 million and purchases of property and equipment totaling approximately $8.7 million, partially offset by $1.5 million of proceeds from the maturities of restricted investments net of purchases.

Cash provided by Financing Activities

        Included in financing activities are funds held for the benefit of members, which increased approximately $37.8 million as of March 31, 2011.  These funds represent reinsurance and low-income cost subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our Annual Report on Form 10-K (“2010 Form 10-K”). Our critical accounting estimates relating to premium revenue recognition, medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in underlying assumptions used in such estimation, as well as assumptions relating to our impairment assessment of goodwill and intangible assets as of March 31, 2011, is discussed below.

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

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program or belong to a different plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $11.9 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively. The amounts due to government agencies for reconciling items were $48.6 million and $63.3 million at March 31, 2011 and December 31, 2010, respectively. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that may be adjusted based on member demographics such as age, working status or medical history.

Minimum loss ratio requirement

        Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical expense (“minimum loss ratio requirement”), and to the extent that we expend less than the minimum loss ratio requirement, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency, and such amounts are included in our results of operations as adjustments to premium revenues.

Risk corridor

        The amount of premium relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs estimated in our bids to CMS to our actual prescription drug costs. We estimate the amounts due to or from CMS for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period, and such amounts are included in our results of operations as adjustments to premium revenues.

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

        CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR. The following table provides a reconciliation of the total medical benefits payable balances as of March 31, 2011 and December 31, 2010:

	March 31,	% of	December 31,	% of
	2011	Total	2010	Total
	(in millions)		(in millions)
Claims adjudicated, but not yet paid	$78.0	10%	$50.9	7%
IBNR	712.6	90%	692.1	93%
Total medical benefits payable	$790.6		$743.0

The medical benefits payable estimate has been, and continues to be, our most significant estimate included in our financial statements. We historically have used and continue to use a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of March 31, 2011 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the three months ended March 31, 2011 were decreased by 1%, our net income would decrease by approximately $20.2 million. If the completion factors were increased by 1%, our net income would increase by approximately $19.6 million.

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

Medical benefits expense for the three months ended March 31, 2011, was impacted by approximately $51.0 million of net favorable development related to prior years. For the three months ended March 31, 2010, medical benefits expense was impacted by approximately $4.6 million of net favorable development related to prior years. The net favorable prior year development in 2011 results primarily from the difference between actual medical utilization compared to original assumptions and prior year claims estimates being settled for amounts that are different than originally anticipated. The net amount of prior period developments in the 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. As of our last impairment test as of June 30, 2010, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of March 31, 2011.

We also evaluate the intangible assets used in our PFFS business, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets were not impaired.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2011, we had cash and cash equivalents of $1,232.9 million, investments classified as current assets of $201.9 million, long-term investments of $83.7 million and restricted investments on deposit for licensure of $105.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2011, the fair value of our fixed income investments would decrease by approximately $1.5 million. Similarly, a 1% decrease in market interest rates at March 31, 2011 would increase the fair value of our investments by approximately $2.0 million.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Government Investigations

Civil Division of the United States Department of Justice

On April 26, 2011, the Company entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division of the United States Department of Justice (the “Civil Division”), the USAO and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”).  These settlement agreements are related to four federal qui tam complaints filed by relators against WellCare under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733 as well as one state qui tam action filed in Leon County, Florida (the “Leon County Action”), which is similar to one of the federal qui tam complaints.  In connection with the execution of these settlement agreements, one of the federal qui tam actions, which had been filed in the District of Connecticut, was recently unsealed on April 29, 2011.  The other three federal qui tam actions, which are pending in the Middle District of Florida, had been unsealed in June 2010.  Additionally, the Leon County Action was unsealed on April 28, 2011.

The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”) and the Civil Divisions of the USAO and the USAO Connecticut (the “Federal Settlement Agreement”) and (b) the following states (collectively, the “Settling States”): Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the “State Settlement Agreements”).  The material terms of the Federal Settlement Agreement and the State Settlement Agreements are, collectively, substantively the same as the terms of the previously disclosed preliminary settlement with the Civil Division, the USAO and the USAO Connecticut.  We have agreed, among other things, to pay the Civil Division a total of $137.5 million (the “Settlement Amount”), which is to be paid in installments over a period of up to 36 months after the date of the Federal Settlement Agreement (the “Payment Period”) plus interest at the rate of 3.125% per year. The settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that the Company is acquired or otherwise experiences a change in control during the Payment Period. In addition, the settlement provides for a contingent payment of an additional $35 million in the event that the Company is acquired or otherwise experiences a change in control within three years of the execution of the Federal Settlement Agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Federal Settlement Agreement.

In exchange for the payment of the Settlement Amount, the United States and the Settling States agree to release us from any civil or administrative monetary claim under the False Claims Act and certain other legal theories for certain conduct that was at issue in their inquiries and the qui tam complaints.  Likewise, in consideration of the obligations in the Federal Settlement Agreement and the Corporate Integrity Agreement (as described below under United States Department of Health and Human Services), OIG-HHS agrees to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude us from Medicare, Medicaid and other federal health care programs.

The Federal Settlement Agreement has not been executed by one of the relators.  Under its terms, this failure to timely execute is deemed to be an objection to the Federal Settlement Agreement.  In the case of an objection, the Federal Court is required to conduct a hearing (a “Fairness Hearing”) to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances.  The Federal Settlement Agreement and the State Settlement Agreements will not be effective until the earlier of (a) the execution of the Federal Settlement Agreement by the objecting relator or (b) entry by the Federal Court of a final order determining that the settlement is fair, adequate and reasonable under all the circumstances.

We can make no assurances that the objecting relator will execute the Federal Settlement Agreement or that the Federal Court will approve the settlement at a Fairness Hearing and the actual outcome of these matters may differ materially from the terms of the settlement.

United States Department of Health and Human Services

On April 26, 2011, the Company entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS.  The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS.

The Corporate Integrity Agreement formalizes various aspects of the Company’s ethics and compliance program and contains other requirements designed to help ensure the Company’s ongoing compliance with Federal health care program requirements.  The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, the Company’s reporting practices and bid submissions to federal health care programs.

Class Action Complaints

On May 4, 2011, the Federal Court entered an order (the “Approval Order”) approving the Stipulation and Agreement of Settlement (the “Stipulation Agreement”) entered into on December 17, 2010 by the Company and a group of five public pension funds appointed by the Federal Court to act as lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ.  The Federal Court had preliminarily approved the Stipulation Agreement on February 9, 2011.  Subsequently, notice was sent to all class members, and other legally required procedural steps were taken, in advance of the final approval hearing, which was held May 4, 2011.

In March 2011 the Company paid $52.5 million into an escrow account for the benefit of the class pursuant to the Stipulation Agreement.  As previously disclosed, the Stipulation Agreement also provides, among other things, that the Company will make an additional cash payment to the class of $35.0 million by July 31, 2011 (the “July 2011 Payment”).  It also requires, among other things, that the Company issue to the class tradable unsecured subordinated notes having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  Additionally, the Company will be required to pay to the class an additional $25.0 million if the Company experiences a change in control at a share price of $30 or more within three years of the date of the Stipulation Agreement.

With respect to the July 2011 Payment and as required by the Stipulation Agreement, by May 9, 2011, the Company is required to deliver to the escrow agent for the class a non-negotiable promissory note in the principal amount of $35 million (the “Note”).  The Note is due and payable in full on July 31, 2011.  The unpaid principal amount of the Note will accelerate and become immediately due and payable in the event of the Company’s insolvency, a general assignment for the benefit of creditors, or the commencement by or against the Company of any action seeking reorganization, liquidation, dissolution, or similar treatment of the Company’s debts under any law relating to bankruptcy, relief of debtors or similar laws.  The unpaid principal will also accelerate in the event the Company or any third party seeks the appointment of a receiver or other similar official for the Company or its assets which, in the case of involuntary proceedings, has not been withdrawn or dismissed within 60 days after the filing of such proceeding. If the Company fails to pay the Note in full by July 31, 2011, then interest on the unpaid balance shall accrue at the rate and pursuant to the method set forth in 28 USC §1961 until all sums due are paid.  In the event the payment is accelerated as described in the previous paragraph, then such interest will begin to accrue upon such acceleration.

Derivative Lawsuits

    As previously disclosed, putative derivative actions were filed in connection with our government investigations naming the Company as a nominal defendant.  As previously disclosed, the Federal Court approved a Stipulation of Partial Settlement (“Stipulation I”) and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action. The case is now styled WellCare v. Farha, et al.  In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals").  As previously disclosed, the Circuit Court for Hillsborough County, Florida (the “State Court”) approved a second Stipulation of Partial Settlement (“Stipulation II”) and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action.  In July 2010, Mr. Farha filed a notice of appeal in this matter.  In October 2010, we filed a motion for leave to file an amended complaint against Mr. Farha in the State Court action and a new lawsuit in Federal Court against Messrs. Behrens and Bereday, stating claims for breach of contract and breach of their fiduciary duties. In April 2011, both the Federal Court and the State Court stayed these actions pending the conclusion of parallel federal criminal proceedings against Messrs. Farha, Behrens and Bereday.

Item 1A. Risk Factors.

        Set forth below are material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2010 Form 10-K.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages or the termination of our contract.

We contract with various governmental agencies to provide managed health care services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. If we fail to comply repeatedly over an extended time period, the applicable contract may be subject to termination. We anticipate that we may not meet the performance requirements of our contracts to provide services under the New York Medicaid Managed Care / Family Health Plus programs for the third consecutive year. If the state determines that we have failed to meet the contractual requirements, these contracts will be subject to termination, or other remedies, at the discretion of the state. We are unable to predict what actions that state may take, if any, when assessing our contractual performance.

Additionally, we could be required to file a corrective plan of action with the state and we could be subject to fines, penalties and liquidated damages and additional corrective action measures if we do not comply with the corrective plan of action. Our failure to comply could also affect future membership enrollment levels and our ability to compete for new business. These limitations could negatively impact our revenues and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended March 31, 2011 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program.  However, during the quarter ended March 31, 2011, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	862	$31.51	(2)	N/A	N/A
February 1, 2011 through February 28, 2011	303	$35.22	(3)	N/A	N/A
March 1, 2011 through March 31, 2011	5,592	$37.00	(4)	N/A	N/A
Total during quarter ended March 31, 2011	6,757	$36.61	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $31.84.
(3)	The weighted average price paid per share during the period was $35.41.
(4)	The weighted average price paid per share during the period was $37.42.
(5)	The weighted average price paid per share during the period was $36.64.

Item 5. Other Information.

Class Action Complaints

On May 4, 2011, the United States District Court for the Middle District of Florida (the “Federal Court”) entered an order (the “Approval Order”) approving the Stipulation and Agreement of Settlement (the “Stipulation Agreement”) entered into on December 17, 2010 by the Company and a group of five public pension funds appointed by the Federal Court to act as lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ.  The Federal Court had preliminarily approved the Stipulation Agreement on February 9, 2011.  Subsequently, notice was sent to all class members, and other legally required procedural steps were taken, in advance of the final approval hearing, which was held May 4, 2011.

In March 2011 the Company paid $52.5 million into an escrow account for the benefit of the class pursuant to the Stipulation Agreement.  As previously disclosed, the Stipulation Agreement also provides, among other things, that the Company will make an additional cash payment to the class of $35.0 million by July 31, 2011 (the “July 2011 Payment”).  It also requires, among other things, that the Company issue to the class tradable unsecured subordinated notes having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  Additionally, the Company will be required to pay to the class an additional $25.0 million if the Company experiences a change in control at a share price of $30 or more within three years of the date of the Stipulation Agreement.

A copy of the Stipulation Agreement was attached as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

With respect to the July 2011 Payment and as required by the Stipulation Agreement, by May 9, 2011, the Company is required to deliver to the escrow agent for the class a non-negotiable promissory note in the principal amount of $35 million (the “Note”).  The Note is due and payable in full on July 31, 2011.  The unpaid principal amount of the Note will accelerate and become immediately due and payable in the event of the Company’s insolvency, a general assignment for the benefit of creditors, or the commencement by or against the Company of any action seeking reorganization, liquidation, dissolution, or similar treatment of the Company’s debts under any law relating to bankruptcy, relief of debtors or similar laws.  The unpaid principal will also accelerate in the event the Company or any third party seeks the appointment of a receiver or other similar official for the Company or its assets which, in the case of involuntary proceedings, has not been withdrawn or dismissed within 60 days after the filing of such proceeding.

If the Company fails to pay the Note in full by July 31, 2011, then interest on the unpaid balance shall accrue at the rate and pursuant to the method set forth in 28 USC §1961 until all sums due are paid.  In the event the payment is accelerated as described in the previous paragraph, then such interest will begin to accrue upon such acceleration.

Item 6. Exhibits.

    Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 42 hereof.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 6, 2011.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Contract to Provide Comprehensive Medical Services among HealthEase of Florida, Inc., WellCare of Florida, Inc., and the Florida Healthy Kids Corporation.	8-K	January 3, 2011	10.1
10.2	Medicare Advantage Health Plan Agreement between WellCare of Georgia, Inc., and the Georgia Department of Community Health.	8-K	March 2, 2011	10.1
10.3	Amendment No. 2, dated March 3, 2011 to the $65,000,000 Credit Agreement, dated May 12, 2010, among the Registrant, The WellCare Management Group, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger	8-K	March 9, 2011	10.1
10.4	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 24, 2011)*	8-K	March 28, 2011	10.1
10.5	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted March 24, 2011)*	8-K	March 28, 2011	10.2
10.6	Form of Award Agreement under the Registrant’s Long Term Incentive Cash Bonus Award Agreement (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.7	Form of Amendment (adopted March 24, 2011) to Performance Stock Unit Agreements (adopted March 31, 2010 and December 17, 2010) under the Registrant’s 2004 Equity Incentive Plan*	8-K	March 28, 2011	10.4
10.8	Form of Amendment (adopted March 24, 2011) to Award Agreements (adopted March 31, 2010 and December 17, 2010) under the Registrant’s Long Term Incentive Cash Bonus Award Agreement*	8-K	March 28, 2011	10.5
10.9
Amendment No. 5 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012) †

10.10	Amendment No. 5 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012) †

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.