Form 10-Q
period 2011-06-30
WELLCARE HEALTH PLANS, INC.
filed 2011-08-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of July 28, 2011 there were 42,722,365 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premium (see Note 1)	$1,485,344	$1,337,937	$2,957,760	$2,691,395
Investment and other income	2,291	2,712	4,617	5,207
Total revenues	1,487,635	1,340,649	2,962,377	2,696,602
Expenses:
Medical benefits	1,184,294	1,122,791	2,429,335	2,288,763
Selling, general and administrative	164,767	395,386	334,010	558,979
Medicaid premium taxes (see Note 1)	18,105	9,384	36,969	19,128
Depreciation and amortization	6,896	5,891	13,370	11,647
Interest	98	33	175	43
Total expenses	1,374,160	1,533,485	2,813,859	2,878,560
Income (loss) before income taxes	113,475	(192,836)	148,518	(181,958)
Income tax expense (benefit)	43,875	(63,965)	57,588	(59,505)
Net income (loss)	$69,600	$(128,871)	$90,930	$(122,453)

Net income (loss) per common share (see Note 1):
Basic	$1.63	$(3.05)	$2.13	$(2.90)
Diluted	$1.61	$(3.05)	$2.11	$(2.90)

See notes to unaudited condensed consolidated financial statements.

           WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)
	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,255,995	$$1,359,548
Investments	201,589	108,788
Premium receivables, net	209,826	127,796
Funds held for the benefit of members	10,114	33,182
Income taxes receivable	—	9,973
Prepaid expenses and other current assets, net	127,030	114,492
Deferred income tax asset	41,627	61,392
Total current assets	1,846,181	1,815,171
Property, equipment and capitalized software, net	78,247	76,825
Goodwill	111,131	111,131
Other intangible assets, net	10,662	11,428
Long-term investments	91,717	62,931
Restricted investments	68,653	107,569
Deferred income tax asset	52,817	58,340
Other assets	3,555	3,898
Total Assets	$2,262,963	$2,247,293
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$723,671	$742,990
Unearned premiums	66,194	67,383
Accounts payable	6,575	8,284
Other accrued expenses and liabilities	154,359	199,033
Current portion of amounts accrued related to investigation resolution	49,023	121,406
Note payable related to investigation resolution (Note 6)	35,000	—
Other payables to government partners	53,140	46,605
Income taxes payable	20,708	—
Total current liabilities	1,108,670	1,185,701
Amounts accrued related to investigation resolution	207,222	216,136
Other liabilities	11,112	13,410
Total liabilities	1,327,004	1,415,247
Commitments and contingencies (see Note 6)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,675,763 and 42,541,725 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	427	425
Paid-in capital	441,285	428,818
Retained earnings	496,042	405,112
Accumulated other comprehensive loss	(1,795)	(2,309)
Total stockholders' equity	935,959	832,046
Total Liabilities and Stockholders' Equity	$2,262,963	$2,247,293

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash from (used in) operating activities:
Net income (loss)	$90,930	$(122,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,370	11,647
Equity-based compensation expense	9,875	2,479
Incremental tax benefit from equity-based compensation	(1,137)	—
Deferred taxes, net	25,288	(62,913)
Changes in operating accounts:
Premium receivables, net	(82,030)	(30,551)
Prepaid expenses and other current assets, net	(12,538)	(2,147)
Medical benefits payable	(19,319)	(142,366)
Unearned premiums	(1,189)	(90,382)
Accounts payable and other accrued expenses	(42,045)	(43,703)
Other payables to government partners	6,535	(2,195)
Amounts accrued related to investigation resolution	(46,296)	246,621
Income taxes, net	29,540	(455)
Other, net	(2,278)	(8,196)
Net cash used in operating activities	(31,294)	(244,614)
Cash from (used in) investing activities:
Purchases of investments	(286,184)	(2,049)
Proceeds from sale and maturities of investments	165,617	30,603
Purchases of restricted investments	(15,789)	(6,777)
Proceeds from maturities of restricted investments	54,520	5,729
Additions to property, equipment and capitalized software, net	(17,186)	(6,872)
Net cash (used in) provided by investing activities	(99,022)	20,634
Cash from (used in) financing activities:
Proceeds from option exercises and other	4,509	989
Incremental tax benefit from equity-based compensation	1,137	—
Purchase of treasury stock	(774)	(3,291)
Payments on capital leases	(1,177)	(138)
Funds held for the benefit of members	23,068	48,553
Net cash provided by financing activities	26,763	46,113
Cash and cash equivalents:
Decrease during period	(103,553)	(177,867)
Balance at beginning of year	1,359,548	1,158,131
Balance at end of period	$1,255,995	$980,264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$3,710	$10,725
Cash paid for interest	$173	$—
Equipment acquired through capital leases	$—	$8,411
Issuance of note payable related to investigation resolution	$35,000	$—

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,391,000 members as of June 30, 2011. Through our licensed subsidiaries, as of June 30, 2011, we operate our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also operate a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia. We exited the Medicare private fee-for-service ("PFFS") program on December 31, 2009.

In July 2011, the Kentucky Cabinet for Health and Family Services awarded us a contract to serve the commonwealth’s Medicaid program in seven of the commonwealth’s eight regions. Our contract is for three years, and includes four one-year extension options. Approximately 560,000 beneficiaries will be served by us and two other health plans across these seven regions. We expect to begin providing services in October 2011; however we are unable to estimate our expected membership at this time. Under this new program, we will coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the Temporary Assistance for Needy Families (“TANF”), Children’s Health Insurance Programs (“CHIP”) and aged, blind and disabled (“ABD”) programs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$69,600	$(128,871)	$90,930	$(122,453)
Denominator:
Weighted-average common shares outstanding — basic	42,752,235	42,308,856	42,686,323	42,252,018
Dilutive effect of:
Unvested restricted stock, restricted stock units and performance stock units	321,475	-	287,807	-
Stock options	220,216	-	180,921	-
Weighted-average common shares outstanding — diluted	43,293,926	42,308,856	43,155,051	42,252,018

Net income (loss) per common share:
Basic	$1.63	$(3.05)	$2.13	$(2.90)
Diluted	$1.61	$(3.05)	$2.11	$(2.90)

For the three and six months ended June 30, 2011, certain options to purchase common stock were not included in the calculation of diluted net income (loss) per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2011, respectively, 22,107 and 48,170 restricted equity awards and 75,464 and 96,269 options with exercise prices ranging from $41.24 to $90.52 and $36.24 to $90.52 were excluded from diluted weighted-average common shares outstanding. Due to the net loss for the three and six months ended June 30, 2010, 2,842,008 equity awards were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract by the Centers for Medicare & Medicaid Services (“CMS”) and the states, although such adjustments are typically made at the commencement of each new contract renewal period.

Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Our MA and PDP contracts with CMS generally have terms of one year.

In most cases we receive premiums in advance of providing services, and we recognize premium revenues in the period in which we are obligated to provide services to our members. We are paid generally in the month in which we provide services. Premiums collected in advance of the period in which we are obligated to provide services to our members are deferred and reported as Unearned premiums in the accompanying Condensed Consolidated Balance Sheets and amounts that have not been received by the end of the period remain on the Condensed Consolidated Balance Sheets classified as Premium receivables.

We routinely monitor the collectability of specific accounts, the aging of receivables and historical retroactivity trends, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible or that will be returned based on historical collection experience, retroactive membership adjustments, compliance with requirements for certain contracts to expend a minimum percentage of premiums on eligible medical expenses, and other factors. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. The allowance has not been significant to premium revenue.

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, or belong to a different health plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The mounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $15,500 and $270 at June 30, 2011 and December 31, 2010, respectively, and are included in Premium receivables, net, on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $30,545 and $63,289 at June 30, 2011 and December 31, 2010, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets.  In June 2011, the State of Georgia made retroactive premium adjustments for overpayments related to a reconciliation of duplicate member records. In accordance with the policy stated above, we had previously identified and accrued an estimated liability for overpayments that we believe will be returned to Georgia. Considering expected premium rate adequacy adjustments as part of actuarial soundness standards, the net impact of the reduction to premium revenue that we experienced as a result of the adjustments was immaterial to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.

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

Risk-Adjusted Premiums

        CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS mnthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the "Initial CMS Settlement") represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the "Final CMS Settlement"). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

        We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Our risk adjusted premiums receivable was $84,965 as of June 30, 2011 and $56,353 million as of December 31, 2010.

        As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

Medical Benefits Payable and Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs nclude items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR claims. The following table provides a reconciliation of the total medical benefits payable balances as of June 30, 2011 and December 31, 2010:

	June 30,	% of	December 31,	% of
	2011	Total	2010	Total
	(in millions)		(in millions)
Claims adjudicated, but not yet paid	$71,383	10%	$50,879	7%
IBNR	652,288	90%	692,111	93%
Total medical benefits payable	$723,671		$742,990

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

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon per-member per-month (“PMPM”) claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. Differences between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

Medical benefits expense for the three and six months ended June 30, 2011, was impacted by approximately $67,072 and $118,026, respectively, of net favorable development related to prior years. For the three and six months ended June 30, 2010, medical benefits expense was impacted by approximately $14,469 and $32,247 of net favorable development related to prior years. The net favorable prior year development in 2011 results primarily from unusually low utilization in our Medicaid segment. The net amount of prior period developments in 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency.

In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to Premium revenues and Medicaid premium taxes. Subsequently, in July 2010, Georgia resumed assessing premium taxes on Medicaid premiums. Therefore, from July 1, 2010 through June 30, 2011, we were assessed and remitted taxes on premiums in Georgia in addition to premium taxes in Hawaii, Missouri, New York and Ohio. Medicaid premium taxes incurred for the three and six months ended June 30, 2011 were $18,105 and $36,969, respectively, compared to $9,384 and $19,128 for the three and six months ended June 30, 2010, respectively.

Income Taxes

Our tax liability estimate is based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized when, based on available evidence, it is more likely than not that the deferred tax assets may not be realized. After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and federal tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

We sometimes face challenges from state and federal taxing authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. In addition, we are periodically audited by state and federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law in all material aspects and, as such, will vigorously defend our positions on audit. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to our results of operations or cash flows.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We perform our annual impairment test during the third quarter of each year based on information available as of the end of the second quarter, which generally coincides with the notification of contract renewals and/or finalization of federal and state contract negotiations and our initial budgeting process. As of our last testing date in 2010, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of June 30, 2011.

Recently Issued Accounting Standards

        In July 2011, the Financial Accounting Standards Board (the “FASB”) released new accounting guidance relating to mandated fees to be paid to the federal government by health insurers resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The guidance prescribes how to recognize and classify these fees in the statement of income. The guidance requires fees to be estimated and recorded in full as a liability once health insurers provide qualifying health insurance in the applicable year in which the fee is payable, with a corresponding charge to deferred cost. The deferred costs would then be amortized to expense using a straight line method of amortization, unless another method better allocates the fees. The new guidance is effective beginning January 1, 2014. We are unable to estimate the impact of this guidance on our financial position or results of operations at this time.

        In June 2011, the FASB issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity and comprehensive income, which is the option that we currently use to present OCI on an annual basis. The guidance allows us to present OCI using either a one- or two-statement approach. The guidance also requires us to present on the face of the financial statements any adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on our financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.

        In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

        In December 2010, the FASB issued new guidance on business combinations to clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on, or after, the beginning of the first annual reporting period beginning on or after December 15, 2010. Any future business combinations will be accounted for under this guidance. The adoption of this guidance did not have a material effect on our financial statements.

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

        We have reviewed all other recently issued accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, none of these pronouncements are expected to have a significant effect on our financial statements.

2. SEGMENT REPORTING

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments within our two main business lines: Medicaid, MA and PDP. Any residual impact of the PFFS product that we exited on December 31, 2009 is reported within the MA segment.

Medicaid

        Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes TANF, Supplemental Security Income (“SSI”), ABD and state-based programs that are not part of the Medicaid program, such as CHIPs and Family Health Plus (“FHP”) for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

Medicare

        Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits.

Medicare Advantage

        Our MA segment consists of MA plans, which, following our exit from the PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”),  which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

As part of our MA segment, we continue to administer our expired PFFS plans including processing claims payments and providing member and provider services with respect to health care services provided prior to our exit from the PFFS program on December 31, 2009. As of June 30, 2011, the remaining medical benefits payable related to the PFFS program is not material relative to the total Medical benefits payable.

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

Segment Results

        We allocate goodwill, but no other assets or liabilities, or investment and other income, or expenses, other than medical benefits, to our reportable operating segments. A summary of financial information for our reportable operating segments as well as a reconciliation to Income (loss) before income taxes is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Premium revenue:
Medicaid	$843,385	$800,698	$1,699,228	$1,609,731
Medicare Advantage	365,773	329,945	720,418	681,028
PDP	276,186	207,294	538,114	400,636
Total premium revenue	1,485,344	1,337,937	2,957,760	2,691,395

Medical benefits expense:
Medicaid	647,690	688,276	1,351,400	1,390,055
Medicare Advantage	298,066	258,841	575,096	535,016
PDP	238,538	175,674	502,839	363,692
Total medical benefits expense	1,184,294	1,122,791	2,429,335	2,288,763

Gross margin:
Medicaid	195,695	112,422	347,828	219,676
Medicare Advantage	67,707	71,104	145,322	146,012
PDP	37,648	31,620	35,275	36,944
Total gross margin	301,050	215,146	528,425	402,632

Investment and other income	2,291	2,712	4,617	5,207
Other expenses	(189,866)	(410,694)	(384,524)	(589,797)
Income (loss) before income taxes	$113,475	$(192,836)	$148,518	$(181,958)

3. EQUITY-BASED COMPENSATION

        Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

        The compensation expense recorded related to our equity-based compensation awards, which correspondingly increased Paid-in capital, amounted to $5,026 and $9,875 for the three and six months ended June 30, 2011, respectively, and $1,337 and $2,479 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was $29,311 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years.

        A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2011 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2011	718,009	$28.69	1,008,757	$30.02
Granted	144,612 (1)	41.26	-	-
Exercised	-	-	(165,483)	27.26
Vested	(108,107)	31.67	-	-
Forfeited and expired	(51,249)	27.46	(52,456)	54.89
Outstanding at June 30, 2011	703,265	30.91	790,818	28.94

Exercisable at June 30, 2011			607,988	28.74
Vested and expected to vest as of June 30, 2011			709,496	28.84

____________
(1)	We granted 26,481 restricted share awards during the second quarter of 2011.

Performance Stock Units

The Compensation Committee of our Board of Directors awards performance stock units (“PSUs”) under our long-term incentive program (“LTI Program”). PSUs are scheduled to cliff-vest approximately three years from the grant date and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; and accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest will be recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date.

A summary of our PSU activity for the six months ended June 30, 2011 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2011	144,801	$29.58
Granted	206,480 (1)	39.88
Vested	-	-
Forfeited and expired	(15,014)	31.72
Outstanding at June 30, 2011	336,267	35.81

____________
(1)	We granted 3,171 PSUs during the second quarter of 2011.

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

        Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable and amounts accrued, and note payable, related to the investigation resolution, discussed in Note 6 of these Condensed Consolidated Financial Statements.  The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments include $41,650 and $46,150 of municipal note investments with an auction reset feature (“auction rate securities”), at par value, as of June 30, 2011 and December 31, 2010, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 14, 28 or 35 days. Although we had auction rate securities that were redeemed during May 2011 by the issuer at par in the amount of $4,500, other auctions continue to fail. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored.  Additionally, there are government guarantees or municipal bond insurance in place on the auction rate securities that we own. Therefore, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses on these securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at June 30, 2011:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Municipal variable rate bonds	$70,623	$70,623	$-	$-
Variable rate bond fund	50,000	50,000	-	-
Auction rate securities	38,745	-	-	38,745
Money market funds	41,720	41,720	-	-
Corporate debt and other securities	41,969	41,969	-	-
Certificates of deposit	34,019	34,019	-	-
U.S. Government securities	16,230	16,230	-	-
Total investments	$293,306	$254,561	$-	$38,745
Restricted investments:
Available-for-sale securities
Money market funds	$20,735	$20,735	$-	$-
Cash and cash equivalents	28,812	28,812	-	-
U.S. Government securities	18,053	18,053	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$68,653	$68,653	$-	$-

Amounts accrued related to investigation resolution(1)	$256,245	$-	$256,245	$-

Notes payable related to investigation resolution(2)	$35,000	$-	$35,000	$-

		Fair Value Measurements at December 31, 2010:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$52,309	$52,309	$-	$-
Auction rate securities	42,245	-	-	42,245
Municipal variable rate bonds	29,120	29,120	-	-
Corporate debt and other securities	23,100	23,100	-	-
Variable rate bond fund	24,945	24,945	-	-
Total investments	$171,719	$129,474	$-	$42,245
Restricted investments:
Available-for-sale securities
Money market funds	$54,908	$54,908	$-	$-
Cash and cash equivalents	27,581	27,581	-	-
U.S. Government securities	24,027	24,027	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$107,569	$107,569	$-	$-

Amounts accrued related to investigation resolution(1)	$337,542	$-	$337,542	$-

____________
(1)
These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively.

(2)	This amount represents the notes payable line item in our Condensed Consolidated Balance Sheet as of June 30, 2011 that is related to the resolution of class action complaints.

        The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) as of June 30, 2011 and 2010, respectively.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$42,703	$45,640	$42,245	$51,710
Realized gains (losses) in earnings (or changes in net assets)	-	-	-	-
Unrealized gains (losses) in other comprehensive income(1)	542	1,387	1,000	1,617
Purchases, sales and redemptions(2)	(4,500)	(4,550)	(4,500)	(10,850)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$38,745	$42,477	$38,745	$42,477
____________
(1)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain to Accumulated other comprehensive loss which amounted to $542 and $1,387 during the three months ended June 30, 2011 and 2010, respectively, and $1,000 and $1,617 during the six months ended June 30, 2011 and 2010, respectively.  The unrealized gain in both 2011 and 2010 was driven primarily by the redemption of auction rate securities in both years.

(2)
Auction rate securities were redeemed by the issuer at par in the amount of $4,500 during May 2011, $4,550 during May 2010 and $6,300 during March 2010. Accordingly, we recorded an adjustment to the fair market valuation of the issuers’ auction rate securities during each of the respective periods.

5. INCOME TAXES

As discussed in Note 6, we made a $52,500 payment in March 2011 that was required in connection with an agreement to resolve certain class action complaints. Settlement payments are generally deductible when paid; therefore, the payment had the effect of decreasing the current portion of Deferred income tax assets as of June 30, 2011. There was no impact to the effective income tax rate since the settlement was included in the determination of taxable income in prior periods. There has been no material change in the estimated non-deductible amounts associated with amounts accrued for investigation resolution during the six months ended June 30, 2011.

        Our effective income tax rate on pre-tax income was 38.7% for the three months ended June 30, 2011 compared to 33.2% on pre-tax loss for the same three month period in the prior year.  Our effective income tax rate on pre-tax income was 38.8% for the six months ended June 30, 2011 compared to 32.7% on pre-tax loss for the same six month period in the prior year. The fluctuation in the effective tax rate for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to the impact of certain non-deductible expenses associated with the resolution of certain governmental and Company investigations and related litigation in 2010 that did not recur in 2011.

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

        The term of the DPA is thirty-six months, but such term may be reduced by the USAO to twenty-four months upon consideration of certain factors set forth in the DPA, including our continued remedial actions and compliance with all federal and state health care laws and regulations. The DPA expires in accordance with its terms in May 2012.

        The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law. Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability. Pursuant to the terms of the DPA, we paid the USAO a total of $80,000 over the course of 2008 and 2009.

Civil Division of the United States Department of Justice

        In October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of its pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam Action").

        On June 24, 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters (the “Florida Federal qui tam Actions”), and (ii) we announced that we reached a preliminary agreement with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. On April 26, 2011, we entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division, the USAO and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”).  These settlement agreements are related to the Florida Federal qui tam Actions as well as another federal qui tam action that had been filed in the District of Connecticut (the “Connecticut Federal qui tam Action”) and the Leon County qui tam Action.

        The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”) and the Civil Divisions of the USAO and the USAO Connecticut (the “Federal Settlement Agreement”) and (b) the following states (collectively, the “Settling States”): Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the “State Settlement Agreements”).  The material terms of the Federal Settlement Agreement and the State Settlement Agreements are, collectively, substantively the same as the terms of the previously disclosed preliminary settlement with the Civil Division, the USAO and the USAO Connecticut.  We have agreed, among other things, to pay the Civil Division $137,500 (the “Settlement Amount”), which is to be paid in installments over a period of up to 36 months after the effective date of the Federal Settlement Agreement (the “Payment Period”) plus interest accrued from December 2010 at the rate of 3.125% per year. The settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we are acquired or otherwise experience a change in control during the Payment Period. In addition, the settlement provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Federal Settlement Agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Federal Settlement Agreement.

        In exchange for the payment of the Settlement Amount, the United States and the Settling States agree to release us from any civil or administrative monetary claim under the False Claims Act and certain other legal theories for certain conduct that was at issue in their inquiries and the qui tam complaints.  Likewise, in consideration of the obligations in the Federal Settlement Agreement and the Corporate Integrity Agreement (as described below under United States Department of Health and Human Services), OIG-HHS agreed to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude us from Medicare, Medicaid and other federal health care programs.

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

        At a status conference held on June 28, 2011, the Federal Court ruled that, before scheduling a Fairness Hearing, limited discovery between the United States and the objecting relator would be allowed and the parties would be required to file briefs regarding the reasonableness of the settlement.  Given the schedule provided for discovery and briefing, we now anticipate that the Fairness Hearing will be held in 2012.

We can make no assurances that the objecting relator will execute the Federal Settlement Agreement or that the Federal Court will approve the settlement at a Fairness Hearing and the actual outcome of these matters may differ materially from the terms of the settlement.

Our estimate of the resolution amount for these matters is $137,500.  We have discounted the remaining liability for the resolution of these matters and accrued this amount, plus interest, at its estimated fair value, which amounted to approximately $139,818 at June 30, 2011.  In addition to the Settlement Amount, another $5,030 for estimated qui tam relators attorneys’ fees to be paid was accrued in the fourth quarter of 2010. Approximately $38,778 and $101,040 has been included in the current and long-term portions, respectively, of Amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of June 30, 2011.

United States Department of Health and Human Services

        On April 26, 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS.  The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS.

        The Corporate Integrity Agreement requires various ethics and compliance programs, many of which have already been established by us, designed to help ensure our ongoing compliance with federal health care program requirements.  The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

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

        On May 4, 2011, the Federal Court entered an order approving the Stipulation Agreement. As required by the Stipulation Agreement, in March 2011 we paid $52,500 into an escrow account for the benefit of the class.  The Stipulation Agreement also provides, among other things, that we make an additional cash payment to the class of $35,000, and accordingly, in May 2011, we delivered to the escrow agent on behalf of the class, a $35,000 non-negotiable, non-interest bearing promissory note that was due and payable in full on July 31, 2011. This note was issued on May 5, 2011 and is included as a part of our current liabilities in the Note payable related to investigation resolution line item in our Condensed Consolidated Balance Sheet as of June 30, 2011. This amount was paid in full on July 28, 2011.

        The Stipulation Agreement also requires, among other things, that we issue to the class tradable unsecured subordinated notes having an aggregate face value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016.  Additionally, we will be required to pay to the class an additional $25,000 if we experience a change in control at a share price of $30.00 or more within three years of the date of the Stipulation Agreement.

        On June 3, 2011, an individual stockholder, who may not qualify as a member of the class, filed a notice of appeal.  In response, the Lead Plaintiffs moved to require this stockholder to post an appeal bond.  Recently, the Federal Court issued an order requiring the individual stockholder to post an appeal bond to cover the costs of the appeal, however the stockholder did not post a bond by the required deadline. This appeal has delayed the time when we must issue the $112,500 in notes, which will not occur until forty-five days after the settlement is deemed final. We are unable to determine at this time when the settlement will be finalized.

        As a result of the settlement having been reached and the issuance of the $35,000 note payable, our estimate of the remaining resolution amount for this matter is $112,500.  We have discounted the liability for the resolution of this matter and accrued this amount, plus interest, at its estimated fair value, which amounted to approximately $111,397 at June 30, 2011.  Approximately $5,215 and $106,182 have been included in the current and long-term portions, respectively, of Amounts accrued related to investigation resolution in our Condensed Consolidated Balance Sheet as of June 30, 2011.

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

        In March 2010, a Stipulation of Partial Settlement (“Stipulation I”) was filed in the Federal Court. Under the terms of Stipulation I, the plaintiffs in the federal action agreed that the Special Litigation Committee's motion to dismiss the director defendants and to realign us as a plaintiff should be granted in its entirety. The plaintiffs in the consolidated federal putative stockholder derivative action also agreed to dismiss their claims against Messrs. Farha, Behrens and Bereday. In turn, we paid to plaintiffs' counsel in the federal action attorneys' fees in the amount of $1,688. The Federal Court also approved Stipulation I and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action in July 2010. The case is now styled WellCare v. Farha, et al. In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal on this matter.

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

        In April 2011, both the Federal Court and the State Court stayed these actions pending the conclusion of parallel federal criminal proceedings against Messrs. Farha, Behrens and Bereday.  In June 2011, Messrs. Farha, Behrens and Bereday dismissed their appeal in the Federal Court and Mr. Farha dismissed his appeal in the State Court.

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

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums and as a result, have not accrued a liability for the potential outcome. However, a payment adjustment may occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

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

7. SUBSEQUENT EVENT

New Credit Agreement

        In August 2011, we entered into a $300,000 senior secured credit agreement that can be used for general corporate purposes. The credit agreement includes a $150,000 term loan facility as well as a $150,000 revolving credit facility. Upon closing, we borrowed $150,000 pursuant to the term loan facility. Both the term loan and revolving credit facility are set to expire in August 2016. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 1/2 of 1%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1%.  Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit agreement bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin.  The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amorization.  The credit agreement is subject to customary covenants and restrictions, which limit our ability to incur additional indebtedness. Upon closing this new credit agreement, we incurred approximately $3,000 of debt issuance costs that will be deferred and amortized over the life of the agreement. This new credit agreement replaces our previous $65,000 credit agreement, which was never drawn upon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“2011 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and in Part II, Item 1A of this 2011 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations or prospects could be materially adversely affected. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

Executive Summary

        We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.4 million members nationwide in our Medicaid and Medicare business lines. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers, while managing our ongoing operations.  Our strategic priorities for 2011 include improving health care quality and access for our members, ensuring a competitive cost position and delivering prudent and profitable growth. We work closely with providers and government clients to further enhance health care delivery and improve the quality of, and enhance access to, government health care services for our members. We are focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

Health Care Quality & Access Initiatives

In July, our Missouri health plan was awarded a “commendable” accreditation by the National Committee for Quality Assurance (“NCQA”). The NCQA accreditation process is a rigorous and comprehensive review that evaluates how health plans manage all parts of its delivery system, thereby assessing the quality of care and services provided to its members. We remain dedicated to our long-term target of attaining accreditation for all of our health plans.  Another important aspect of our work on quality was the finalization of our Healthcare Effectiveness Data and Information Set measures for 2010, which showed broad-based improvement across our lines of business.

Cost Reduction Initiatives

Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses. We continually assess opportunities to improve the efficiency and effectiveness of our administrative processes in order to achieve our long-term target of an administrative expense ratio in the low 10% range based on our current business mix. In addition, as part of our medical cost initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives. These medical cost initiatives contributed to the year-over-year reduction we achieved for our Medicaid segment medical benefit ratios (“MBR”) and, in the case of Medicare Advantage ("MA"), have moderated the year-over-year increase in MBR.

Growth Initiatives

In July, the Kentucky Cabinet for Health and Family Services awarded us a contract to serve the commonwealth’s Medicaid program in seven of the commonwealth’s eight regions. Our contract is for three years, and includes four one-year extension options. Approximately 560,000 beneficiaries will be served by us and two other health plans across these seven regions. We expect to begin providing services in October 2011; however we are unable to estimate our expected membership at this time. Under this new program, we will coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the Temporary Assistance for Needy Families (“TANF”), Children’s Health Insurance Programs (“CHIP”) and aged, blind and disabled (“ABD”) programs.

As we look toward 2012, we are expanding the geographic footprint of our MA plans by 19 counties to a total of 138 counties. These expansions will occur within our existing states. In addition, we will offer special needs plans for dually-eligible beneficiaries in all of the markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid and Medicare-related coverage of these members.

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

Business and Financial Outlook

Business Trends

Many states are proposing or implementing strategies that will significantly change their current Medicaid programs. These changes include moving programs into managed care; expanding existing programs to provide coverage to those who are currently uninsured; and reprocurement of existing managed care programs. State budget shortfalls in many states will be a significant consideration in any changes to existing Medicaid programs. For example, the New York and Ohio Medicaid programs are expected to carve-in pharmacy benefits beginning in the fourth quarter of 2011.

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states. These budget constraints may bring about premium rate adjustments that could be below medical cost trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue.

As part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, MA payment benchmarks for 2011 were frozen at 2010 levels. This places increased importance on administrative cost improvements and effective medical cost management.

Provider reimbursement levels are subject to change by the state and CMS. In addition, some hospital contracts are directly tied to state Medicaid fee schedules, resulting in reimbursement levels that may be adjusted up or down, generally on a prospective basis, based on adjustments made by the state to the fee schedule. We have experienced, and may continue to experience, such adjustments. Unless such adjustments are mitigated by corresponding changes in premiums, our profitability will be negatively impacted.

New Credit Agreement

        In August 2011, we entered into a $300.0 million senior secured credit agreement that can be used for general corporate purposes. The credit agreement includes a $150.0 million term loan as well as a $150.0 million revolving credit facility. Both the term loan and revolving credit facility expire in August 2016. The credit agreement contains customary covenants and restrictions, which, among other things, limit our ability to incur additional indebtedness. This new credit agreement replaces our previous $65.0 million credit agreement, which was never drawn upon. For further information regarding the new credit agreement, refer to New Credit Agreement under Liquidity and Capital Resources below.

Financial Impact of Government Investigations and Litigation

For further discussion of government investigations and litigation including the associated financial impact, please refer to our Selling, general and administrative expense discussion under Results of Operations below and Part I – Item 1 – Note 6 – Commitments and Contingencies.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. We have three reportable operating segments within our two main business lines: Medicaid, MA and PDP. The residual financial impact from the MA private fee-for-service (“PFFS”) product that we exited effective December 31, 2009 is reported within the MA segment.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid plans include plans for beneficiaries of TANF programs, Supplemental Security Income (“SSI”) programs, ABD programs and state-based programs that are not part of the Medicaid program, such as CHIP and Family Health Plus (“FHP”) programs for qualifying families that are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their primary care provider(“PCP”) in order to receive health care from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

MA

        Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans which, following the exit of our PFFS product on December 31, 2009, is comprised mainly of coordinated-care plans (“CCPs”). MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

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

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, MBR and gross margin. MBR measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Because Medicaid premium taxes are included in the premium rates established in certain of our Medicaid contracts, we exclude these taxes from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. Gross margin is defined as premium revenue less medical benefits expense.

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

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information, please refer below to Estimating Medical Benefits Expense and Medical Benefits Payable under Critical Accounting Estimates.

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

Results of Operations

For the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Summary of Financial Information

The following table sets forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion.  These historical results are not necessarily indicative of results to be expected for any future period.

Consolidated Statement of Operations Data	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:	(Dollars in millions, except per share data)
Premium	$1,485.3	$1,337.9	$2,957.8	$2,691.4
Investment and other income	2.3	2.7	4.6	5.2
Total revenues	1,487.6	1,340.6	2,962.4	2,696.6
Expenses:
Medical benefits	1,184.3	1,122.8	2,429.3	2,288.8
Selling, general and administrative	164.7	395.3	334.0	559.0
Medicaid premium taxes	18.1	9.4	37.0	19.1
Depreciation and amortization	6.9	5.9	13.4	11.7
Interest	0.1	0.0	0.2	0.0
Total expenses	1,374.1	1,533.4	2,813.9	2,878.6
Income (loss) before income taxes	113.5	(192.8)	148.5	(182.0)
Income tax expense (benefit)	43.9	(63.9)	57.6	(59.5)
Net income (loss)	$69.6	$(128.9)	$90.9	(122.5)

Net income (loss) per common share:
Basic	$1.63	$(3.05)	$2.13	$(2.90)
Diluted	$1.61	$(3.05)	$2.11	$(2.90)

Consolidated MBR	80.7%	84.5%	83.2%	85.6%

Membership

	June 30,	December 31,	June 30,
Membership:	2011	2010	2010
Medicaid	1,317,000	1,340,000	1,328,000
MA	124,000	116,000	115,000
PDP	950,000	768,000	741,000
Total Membership	2,391,000	2,224,000	2,184,000

        As of June 30, 2011, we served approximately 2,391,000 members; an increase of approximately 167,000 members from December 31, 2010 and 207,000 members from June 30, 2010. We experienced membership growth in both our MA and PDP segments. For our MA segment, we focused on our membership growth activities during the annual election period in 2010. Our products are designed to achieve an appropriate financial rate of return with benefit designs that are attractive to both current and prospective members. We invested in strengthening our sales processes and organization.  In light of the CMS-mandated, shortened selling season and the elimination of the open enrollment period, we also invested to ensure an effective on-boarding experience for our new members.  We added approximately 8,000 members from December 31, 2010 through June 30, 2011. In our PDP segment, our plans are below the benchmark in 20 of the 34 CMS regions, which is an increase of one region from 2010. Additionally, we are within the de minimis range in eight additional regions. As a result, we added approximately 182,000 members as of June 30, 2011 compared to December 31, 2010. These membership increases during the first half of 2011 were partially offset by a decrease in Medicaid membership. We continue to believe Medicaid membership growth opportunities exist in the states in which we currently operate, as well as states that we may decide to enter as a new market.

Summary of Consolidated Financial Results

Net income

        For the three and six months ended June 30, 2011, our net income was $69.6 million and $90.9 million, respectively compared to net losses of $128.9 million and $122.5 million for the same three and six month periods in 2010. Excluding investigation-related and litigation costs of $7.1 million and $167.5 million, net of tax, for the three months ended June 30, 2011 and 2010, respectively, net income increased by $38.1 million, or 98.7%, compared to the same period in the prior year. Excluding investigation-related and litigation costs of $13.9 million and $168.4 million, net of tax, for the six months ended June 30, 2011 and 2010, respectively, net income increased by $58.9 million, or 128.2%, compared to the same period in the prior year. The increase for the three and six months ended June 30, 2011 resulted mainly from the impact of net favorable development of prior period medical benefits payable, which was partially offset by an increase in selling, general and administrative (“SG&A”) expense and increases in our MA and PDP MBRs.

Premium revenue

Premium revenue for the three months ended June 30, 2011 increased by approximately $147.4 million, or 11.0%, to $1,485.3 million from $1,337.9 million for the same period in the prior year. Premium revenue for the six months ended June 30, 2011 increased by approximately $266.4 million, or 9.9%, to $2,957.8 million from $2,691.4 million for the same period in the prior year. The increase in premium revenue for both the three and six months ended June 30, 2011 is primarily attributable to membership growth during 2011 in our PDP and MA segments and the impact of rate increases in our Medicaid markets, which were effective during the third quarter of 2010. Premium revenue includes $18.1 million and $37.0 million of Medicaid premium taxes for the three and six months ended June 30, 2011, respectively, and $9.4 million and $19.1 million for the same three and six month periods in 2010, respectively.

Medical benefits expense

        Total medical benefits expense for the three months ended June 30, 2011 increased $61.5 million, or 5.5%, to $1,184.3 million from $1,122.8 million for the same period in 2010. Total medical benefits expense for the six months ended June 30, 2011 increased $140.5 million, or 6.1%, to $2,429.3 million from $2,288.8 million for the same period in 2010.  The increase in medical benefits expense for both the three and six months ended June 30, 2011 is due mainly from the increase in PDP membership, as well as the increase in MBR in the PDP segment that was consistent with our bids, and increased membership and higher MBR in the MA segment, offset by lower expense in the Medicaid segment resulting principally from the impact of net favorable prior period development in medical benefits payable. Net favorable development of prior period medical benefits payable amounted to $67.1 million and $118.0 million for the three and six months ended June 30, 2011, respectively, compared to $14.5 million and $32.2 million for the same periods in 2010. The increased net favorable development of prior years’ medical benefits payable experienced in 2011 compared to 2010 was the result of unusually low utilization in our Medicaid segment in 2010.

        Our consolidated MBR was 80.7% and 83.2% for the three and six months ended June 30, 2011, respectively, and 84.5% and 85.6% for the same three and six month periods in 2010. The change in MBR was primarily due to the higher net prior period reserve development in 2011, partially offset by the higher MBR in our PDP segment that was consistent with our bid results.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and related litigation, such as: legal fees, fair value accretion of settlement accruals, accrued interest and other related costs.  Refer to Part I – Item 1 – Note 6 – Commitments and Contingencies for further discussion of investigation-related and litigation costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related and litigation costs because we do not consider them to be indicative of our long-term business operations. A reconciliation of SG&A expense, including and excluding total investigation-related and litigation costs, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)
SG&A expense	$164.7	$395.3	$334.0	$559.0
Adjustments:
Investigation-related and litigation costs	(4.2)	(248.7)	(6.2)	(249.1)
Investigation-related administrative costs	(7.9)	(7.8)	(16.7)	(8.6)
Total investigation-related and litigation costs	(12.1)	(256.5)	(22.9)	(257.7)
SG&A expense, excluding investigation-related and litigation costs	$152.6	$138.8	$311.1	$301.3

SG&A ratio	11.2%	29.7%	11.4%	20.9%
SG&A ratio, excluding investigation-related and litigation costs	10.4%	10.4%	10.6%	11.3%

        Excluding total investigation-related and litigation costs, our SG&A expense for the three months ended June 30, 2011, increased approximately $13.8 million, or 9.7%, to $152.6 million from $138.8 million for the same period in 2010. Similarly, our SG&A expense for the six months ended June 30, 2011, increased approximately $9.8 million, or 3.3%, to $311.1 million from $301.3 million for the same period in 2010. The increase in SG&A expense was driven by technology investments, including those required by regulatory changes, as well as investments in health care quality and medical cost initiatives, offset in part by improvements in operating efficiency. An additional factor was the impact of relatively low equity-based compensation expense in 2010, resulting from an update to reflect forfeiture activity. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 11.2% for the three months ended June 30, 2011 compared to 29.7% for the same period in 2010. After excluding the investigation-related and litigation costs, our SG&A ratio for both the three months ended June 30, 2011 and 2010 was 10.4%. Our SG&A ratio for the six months ended June 30, 2011 was 11.4% compared to 20.9% for the same period in 2010. After excluding total investigation-related and litigation costs, our SG&A ratio for the six months ended June 30, 2011 was 10.6% compared to 11.3% for the same period in 2010. The improvement in our SG&A ratio, excluding investigation-related and litigation costs, represents solid progress toward our long-term goal of an adjusted SG&A ratio in the low 10% range, based on our current business mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design continued to drive improvement in our administrative cost structure, offset by costs incurred for Medicaid growth.

Medicaid premium taxes

Medicaid premium taxes incurred for the three and six months ended June 30, 2011 were $18.1 million and $37.0 million, respectively, compared to $9.4 million and $19.1 million, respectively, for the same three and six month periods in 2010. The increase in both the three and six months ended June 30, 2011 was mainly due to the reinstatement of premium taxes by Georgia in July 2010. In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and Medicaid premium taxes. However, effective July 1, 2010, Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the first half of 2010, we were not assessed, nor did we remit, any taxes on premiums in Georgia. We were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio for both the 2011 and 2010 periods.

Income tax expense

Income tax expense for the three and six months ended June 30, 2011 was $43.9 million and $57.6 million, respectively, compared to an income tax benefit of $63.9 million and $59.5 million for the same three and six month periods in 2010. Our effective income tax rate on pre-tax income was 38.7% and 38.8% for the three and six months ended June 30, 2011, respectively, compared to 33.2% and 32.7% on pre-tax loss for the same three and six month periods in 2010. The increase in the effective tax rate for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to the impact of certain non-deductible expenses associated with the resolution of certain governmental and Company investigations and related litigation in 2010 that did not recur in 2011.

Reconciling Segment Results

        The following table reconciles our reportable segment results to income before income taxes, as reported under GAAP.

Reconciling Segment Results Data:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross Margin:	(In millions)
Medicaid	$195.7	$112.4	$347.8	$219.7
MA	67.7	71.1	145.3	146.0
PDP	37.7	31.6	35.3	36.9
Total gross margin	301.1	215.1	528.4	402.6
Investment and other income	2.3	2.7	4.6	5.2
Other expenses	(189.9)	(410.6)	(384.5)	(589.8)
Income (loss) before income taxes	$113.5	$(192.8)	$148.5	$(182.0)

Medicaid Segment Results

Medicaid Segment Results Data:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Premium revenue	$825.3	$791.3	$1,662.2	$1,590.7
Medicaid premium taxes	18.1	9.4	37.0	19.1
Total premiums	843.4	800.7	1,699.2	1,609.8
Medical benefits expense	647.7	688.3	1,351.4	1,390.1
Gross margin	$195.7	$112.4	$347.8	$219.7

Medicaid Membership:
Georgia	559,000	537,000
Florida	404,000	420,000
Other states	354,000	371,000
	1,317,000	1,328,000

Medicaid MBR (excluding premium taxes)	78.5%	87.0%	81.3%	87.4%

        Excluding Medicaid premium taxes, Medicaid premium revenue for the three and six months ended June 30, 2011 increased $34.0 million and $71.5 million, respectively, when compared to the same periods 2010. The increase in premium revenue was mainly due to rate increases that were effective in most markets during the third quarter of 2010.

        Medicaid medical benefits expense for the three and six months ended June 30, 2011 decreased $40.6 million and $38.7 million, respectively, when compared to the same periods in 2010. The decrease was due mainly to the impact of net favorable development of prior period medical benefits payable and the impact of medical cost initiatives that we have implemented, partially offset by a change in member mix. Our Medicaid MBR for the three and six months ended June 30, 2011 was 78.5% and 81.3%, respectively, compared to 87.0% and 87.4% for the same periods in 2010. The decrease in MBR was primarily due to the net favorable development of prior period medical benefits payable. We expect the full year MBR for our Medicaid segment to decrease in 2011 when compared to 2010, due to the higher amount of favorable development of medical benefits payable that we recognized during the first half of 2011, offset in part by our expectation that the state rate environment will be challenging.

MA Segment Results

MA Segment Results Data:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Premium revenue	$365.8	$329.9	$720.4	$681.0
Medical benefits expense	298.1	258.8	575.1	535.0
Gross margin	$67.7	$71.1	$145.3	$146.0

MA Membership	124,000	115,000

MA MBR	81.5%	78.4%	79.8%	78.6%

        MA premium revenue for the three and six months ended June 30, 2011 increased $35.9 million and $39.4 million, respectively, when compared to the same periods in 2010. Membership increased by approximately 9,000 members to 124,000 as of June 30, 2011, from 115,000 as of June 30, 2010. The increase in MA premium revenue and membership was attributable to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2010. MA gross margin decreased by $3.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Correspondingly, MA segment MBR increased by 3.1 percentage points and 1.2 percentage points for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the benefit we experienced in 2010 from the wind-down of our PFFS plans that did not recur in 2011.

PDP Segment Results

PDP Segment Results Data:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Premium revenue	$276.2	$207.3	$538.1	$400.6
Medical benefits expense	238.5	175.7	502.8	363.7
Gross margin	$37.7	$31.6	$35.3	$36.9

PDP Membership	950,000	741,000

PDP MBR	86.4%	84.8%	93.4%	90.8%

        PDP premium revenue for the three and six months ended June 30, 2011 increased $68.9 million and $137.5 million, respectively, when compared to the same periods in 2010. The increase in premium revenue during these periods are primarily the result of increased membership largely due to an increase in auto-assigned members resulting from our 2011 bids and the addition of one CMS region. Membership increased approximately 209,000 members from June 30, 2010 to June 30, 2011.  PDP MBR for the three and six months ended June 30, 2011 increased 1.6 percentage points and 2.6 percentage points, respectively, over the same periods in 2010 due to our bid results, member mix and higher utilization.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us.  For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in our 2010 Form 10-K and Part II – Item 1A – Risk Factors included in this 2011 Form 10-Q.

Cash & Investment Positions

We currently believe that we will be able to meet our known monetary obligations, including the terms of the settlement agreements reached to resolve the government and Company investigations and related litigation, and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations. The table below presents our cash and investment positions, excluding restricted investments, as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Cash and cash equivalents:	(In millions)
Regulated	$1,070.0	$1,168.9
Unregulated	186.0	190.6
	$1,256.0	$1,359.5

Investments:
Regulated
Auction rate securities	$36.4	$40.2
Other	254.6	129.1
	$291.0	$169.3

Unregulated
Auction rate securities	$2.3	$2.3
Other	-	0.1
	2.3	2.4
	$293.3	$171.7

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unregulated cash and cash equivalents decreased during the six months ended June 30, 2011 primarily as a result of the $52.5 million paid in March 2011 in connection with the preliminary resolution of certain class action complaints, the payment of certain investigation-related and litigation costs during the first half of 2011 as well as allocating funds to higher yielding investment alternatives, partially offset by $62.0 million of dividends received from certain of our regulated subsidiaries.

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation, which represents the amount of capital required to support the regulated entity’s business. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital requirements or other financial metrics. At June 30, 2011, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. We intend to operate the Kentucky Medicaid program from one of the insurance subsidiaries that previously offered PFFS plans. Consequently, we will not be obtaining an extraordinary dividend from this entity and we likely will need to contribute additional capital to this subsidiary in late 2011 or early 2012 in connection with the launch of this program.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. As discussed above, we received approximately $62.0 million in dividends from certain of our regulated subsidiaries during the quarter ended June 30, 2011, which increased our unregulated cash.

New Credit Agreement

In August 2011, we entered into a $300.0 million credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the amount of up to $150.0 million, (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to $150.0 million (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to $75.0 million is available for letters of credit and up to $15.0 million is available for short-term borrowings on a swingline basis.  The $150.0 million in Terms Loans were drawn down at the time we entered into the Credit Agreement and currently bear interest at 2.25%.  Proceeds from the Term Loans and the Revolving Credit Facility may be used for general corporate purposes.  The final maturity of the Term Loans and the expiration of the Revolving Credit Facility is August 2016.  Subject to adjustment for prepayments, the Term Loans will amortize in quarterly installments of $1.9 million for the first four quarters, $3.8 million for the next eight quarters, $5.6 million for the next four quarters and $7.5 million for the final three quarters, with the remaining balance due upon maturity.

The Credit Agreement includes negative and financial covenants that limit certain of our activities, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) a minimum ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement); (b) a minimum interest expense and principal repayment coverage ratio; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding.

The Credit Agreement also contains customary representations and warranties and events of default. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default of payment or other performance obligations or our failure to comply with financial or other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.

Upon closing this new credit agreement, we incurred approximately $3.0 million of debt issuance costs that will be deferred and amortized over the life of the agreement. This Credit Agreement replaces our previous $65.0 million credit agreement, which was never drawn upon, and also provides that we, at our option, can increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $125.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available.

We intend to use these funds to take advantage of any significant growth opportunities available to us.

Issuance and Payment of Note Payable related to Investigation Resolution

        In connection with the settlement agreement that we reached with the lead plaintiffs to resolve certain putative class action complaints, which was approved by the United States District Court for the Middle District of Florida in May 2011, we delivered to the escrow agent on behalf of the class, a $35.0 million non-negotiable, non-interest bearing, promissory note that was due and payable in full on July 31, 2011. This liability was previously accrued as a part of amounts accrued related to the investigation resolution and this amount was paid in full on July 28, 2011.

Auction Rate Securities

As of June 30, 2011, $38.7 million of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Although we had auction rate securities that were redeemed by the issuer during May 2011 at par in the amount of $4.5 million, auctions continued to fail during the six months ended June 30, 2011.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 14, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Overview of Cash Flow Activities

For the six months ended June 30, 2011 and 2010 our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2011	2010
	(In millions)
Net cash used in operations	$ (31.3)	$ (244.6)
Net cash (used in) provided by investing activities	(99.0)	20.6
Net cash provided by financing activities	26.8	46.1

Cash used in Operations

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to resolving government investigations and related litigation. For the six months ended June 30, 2011, cash used in operations primarily consisted of an increase in premiums receivable of $82.0 million, a $52.5 million payment related to the investigation resolution and $42.0 million of payments on accounts payable and other accrued expenses, partially offset by an increase in income taxes payable of $29.5 million and $25.3 million in deferred taxes.

Net cash used in operations has substantially improved when compared to the prior year because 2010 activity reflects the pay down of remaining outstanding claims associated with our exit from PFFS.

Cash (used in) provided by Investing Activities

During the six months ended June 30, 2011, cash used in investing activities primarily reflects our investment into higher yielding investment alternatives which had a net impact totaling approximately $120.6 million and purchases of software and equipment totaling approximately $17.2 million, partially offset by $38.7 million of proceeds from the maturities of restricted investments net of purchases.

Cash provided by Financing Activities

        Included in financing activities are funds held for the benefit of members, which increased approximately $23.1 million as of June 30, 2011.  These funds represent reinsurance and low-income cost subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Contractual Obligations

        In our 2010 Form 10-K, we reported our contractual obligations as of December 31, 2010. Except for our revised estimate of the timing of our resolution for matters investigated by the Civil Division of the United States Department of Justice, there have been no material changes to our contractual obligations from the information we provided in our 2010 Form 10-K. For further information on this proposed settlement agreement, please refer to Item 1 - Legal Proceedings - Government Investigations - Civil Division of the United States Department of Justice as discussed Part II - Other Information.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our Annual Report on Form 10-K (“2010 Form 10-K”). Our critical accounting estimates relating to premium revenue recognition, medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in underlying assumptions used in such estimation, as well as assumptions relating to our impairment assessment of goodwill and intangible assets as of June 30, 2011, is discussed below.

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

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, or belong to a different health plan than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $15.5 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively. The amounts due to government agencies for reconciling items were $30.5 million and $63.3 million at June 30, 2011 and December 31, 2010, respectively.  In June 2011, the State of Georgia made retroactive premium adjustments for overpayments related to a reconciliation of duplicate member records. In accordance with the policy stated above, we had previously identified and accrued an estimated liability for overpayments that we believe will be returned to Georgia. Considering expected premium rate adequacy adjustments as part of actuarial soundness standards, the net impact of the reduction to premium revenue that we experienced as a result of the adjustments was immaterial to the results of operations for the three and six months ended June 30, 2011.

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

Minimum loss ratio requirement

Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical expense (“minimum loss ratio requirement”), and to the extent that we expend less than the minimum loss ratio requirement, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency, and such amounts are included in our results of operations as adjustments to premium revenues. Our liability to states under their respective minimum medical expense provisions was $5.3 million as of June 30, 2011 and $10.7 million as of December 31, 2010.

Risk corridor

        The amount of premium relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs estimated in our bids to CMS to our actual prescription drug costs. We estimate the amounts due to or from CMS for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period, and such amounts are included in our results of operations as adjustments to premium revenues. Our liability to CMS under the risk corridor provision was $47.9 million as of June 30, 2011 and $36.0 million as of December 31, 2010.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member.  This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the "Initial CMS Settlement") represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the "Final CMS Settlement"). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Our risk adjusted premiums receivable was $85.0 million as of June 30, 2011 and $56.4 million as of December 31, 2010.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us.  While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

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

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, a payment adjustment may occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2011 and beyond.

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR. The following table provides a reconciliation of the total medical benefits payable balances as of June 30, 2011 and December 31, 2010:

	June 30,	% of	December 31,	% of
	2011	Total	2010	Total
	(In millions)		(In millions)
Claims adjudicated, but not yet paid	$71.4	10%	$50.9	7%
IBNR	652.3	90%	692.1	93%
Total medical benefits payable	$723.7		$743.0

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

        Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of June 30, 2011 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the three months ended June 30, 2011 were decreased by 1%, our net income would decrease by approximately $35.8 million. If the completion factors were increased by 1%, our net income would increase by approximately $34.8 million.

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

        Medical benefits expense for the three and six months ended June 30, 2011, was impacted by approximately $67.1 million and $118.0 million, respectively, of net favorable development related to prior years. For the three and six months ended June 30, 2010, medical benefits expense was impacted by approximately $14.5 million and $32.2 million of net favorable development related to prior years. The net favorable prior year development in 2011 results primarily from unusually low utilization in our Medicaid segment. The net amount of prior period developments in 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We perform our annual impairment test during the third quarter of each year based on information available to us as of the second quarter, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. As of our last impairment test as of June 30, 2010, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of June 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2011, we had cash and cash equivalents of $1,256.0 million, investments classified as current assets of $201.6 million, long-term investments of $91.7 million and restricted investments on deposit for licensure of $68.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2011, the fair value of our fixed income investments would decrease by approximately $1.3 million. Similarly, a 1% decrease in market interest rates at June 30, 2011 would increase the fair value of our investments by approximately $2.0 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”).  Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Government Investigations

Civil Division of the United States Department of Justice

        On April 26, 2011, we entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division of the United States Department of Justice (the “Civil Division”), the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”).  These settlement agreements are related to four federal qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733 as well as one state qui tam action filed in Leon County, Florida (the “Leon County Action”), which is similar to one of the federal qui tam complaints.  In connection with the execution of these settlement agreements, one of the federal qui tam actions, which had been filed in the District of Connecticut, was unsealed on April 29, 2011.  The other three federal qui tam actions, which are pending in the United States District Court for the Middle District of Florida (the “Federal Court”), had been unsealed in June 2010.  Additionally, the Leon County Action was unsealed on April 28, 2011.

        The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”) and the Civil Divisions of the USAO and the USAO Connecticut (the “Federal Settlement Agreement”) and (b) the following states (collectively, the “Settling States”): Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the “State Settlement Agreements”).  The material terms of the Federal Settlement Agreement and the State Settlement Agreements are, collectively, substantively the same as the terms of the previously disclosed preliminary settlement with the Civil Division, the USAO and the USAO Connecticut.  We have agreed, among other things, to pay the Civil Division a total of $137.5 million (the “Settlement Amount”), which is to be paid in installments over a period of up to 36 months after the effective date of the Federal Settlement Agreement (the “Payment Period”) plus interest accrued from December 2010 at the rate of 3.125% per year. The settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we are acquired or otherwise experience a change in control during the Payment Period. In addition, the settlement provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Federal Settlement Agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Federal Settlement Agreement.

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

        At a status conference held on June 28, 2011, the Federal Court ruled that, before scheduling a Fairness Hearing, limited discovery between the United States and the objecting relator would be allowed and the parties would be required to file briefs regarding the reasonableness of the settlement.  Given the schedule provided for discovery and briefing, we now anticipate that the Fairness Hearing will be held in 2012.

        We can make no assurances that the objecting relator will execute the Federal Settlement Agreement or that the Federal Court will approve the settlement at a Fairness Hearing and the actual outcome of these matters may differ materially from the terms of the settlement.

United States Department of Health and Human Services

        On April 26, 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS.  The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to us under review by OIG-HHS.

        The Corporate Integrity Agreement requires various ethics and compliance programs, many of which have already been established by us, designed to help ensure our ongoing compliance with Federal health care program requirements.  The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

Class Action Complaints

        On May 4, 2011, the Federal Court entered an order approving the Stipulation and Agreement of Settlement (the “Stipulation Agreement”) entered into on December 17, 2010 between us and a group of five public pension funds appointed by the Federal Court to act as lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ.  The Federal Court had preliminarily approved the Stipulation Agreement on February 9, 2011.  Subsequently, notice was sent to all class members, and other legally required procedural steps were taken, in advance of the final approval hearing, which was held May 4, 2011.

        In March 2011, we paid $52.5 million into an escrow account for the benefit of the class pursuant to the Stipulation Agreement.  As previously disclosed, the Stipulation Agreement also provides, among other things, that we will make an additional cash payment to the class of $35.0 million, and accordingly, in May 2011, we delivered to the escrow agent on behalf of the class, a $35.0 million non-negotiable, non-interest bearing promissory note that was payable and due in full on July 31, 2011. This amount was paid in full on July 28, 2011.

        The Stipulation Agreement also requires, among other things, us to issue to the class tradable unsecured subordinated notes having an aggregate face value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  Additionally, we will be required to pay to the class an additional $25.0 million if we experience a change in control at a share price of $30.00 or more within three years of the date of the Stipulation Agreement.

        On June 3, 2011, an individual stockholder, who may not qualify as a member of the class, filed a notice of appeal.  In response, the Lead Plaintiffs moved to require this stockholder to post an appeal bond.  Recently, the Federal Court issued an order requiring the individual stockholder to post an appeal bond to cover the costs of the appeal, however the stockholder did not post a bond by the required deadline. This appeal has delayed the time when we must issue the $112.5 million in notes, which will not occur until forty-five days after the settlement is deemed final. We are unable to determine at this time when the settlement will be finalized.

Derivative Lawsuits

As previously disclosed, putative derivative actions were filed in connection with our government investigations naming the Company as a nominal defendant.  As previously disclosed, the Federal Court approved a Stipulation of Partial Settlement and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action. The case is now styled WellCare v. Farha, et al.  In August 2010, Messrs. Farha, Behrens and Bereday filed a notice of appeal in this matter.  As previously disclosed, the Circuit Court for Hillsborough County, Florida (the “State Court”) approved a second Stipulation of Partial Settlement and granted our motion to dismiss the director defendants and realigned us as the plaintiff in this action.  In July 2010, Mr. Farha filed a notice of appeal in this matter.  In October 2010, we filed a motion for leave to file an amended complaint against Mr. Farha in the State Court action and a new lawsuit in Federal Court against Messrs. Behrens and Bereday, stating claims for breach of contract and breach of their fiduciary duties. In April 2011, both the Federal Court and the State Court stayed these actions pending the conclusion of parallel federal criminal proceedings against Messrs. Farha, Behrens and Bereday.  In June 2011, Messrs. Farha, Behrens and Bereday dismissed their appeal in the Federal Court and Mr. Farha dismissed his appeal in the State Court.

Item 1A. Risk Factors.

        Set forth below are material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2010 Form 10-K as well as new risk factors added since our 2010 Form 10-K.

Failure to comply with the terms of our government contracts could negatively impact our profitability and subject us to fines, penalties and liquidated damages or the termination of our contract.

We contract with various governmental agencies to provide managed health care services. These contracts contain certain provisions regarding data submission, provider network maintenance, quality measures, continuity of care, call center performance and other requirements specific to program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. If we fail to comply repeatedly over an extended time period, the applicable contract may be subject to termination. We anticipate that we may not meet some of the performance requirements of our contracts to provide services under the New York Medicaid Managed Care / Family Health Plus programs for the third consecutive year. If the state determines that we have failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, at the discretion of the state. We are unable to predict what actions that state may take, if any, when assessing our contractual performance.

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

We have recently incurred substantial debt obligations that could restrict our operations.

        In August 2011, we entered into a $300.0 million credit agreement that provides for a senior secured term loan facility in the amount of up to $150.0 million and a senior secured revolving loan facility of up to $150.0 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

        Our debt service obligations will require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in the credit agreement or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt which could harm our long-term business prospects.

Restrictions and covenants in our credit facilities may limit our growth capabilities and our ability to declare dividends. Failure to comply with covenants could result in our indebtedness being immediately due and payable.

        The documents governing our credit agreement contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

If we do not timely implement our newly-awarded contract, our business could be adversely affected.

In July 2011 we were awarded a contract to serve Kentucky’s Medicaid program, for which we expect to begin providing services in October 2011. This expedited timeframe for implementation increases the risk that we may not be able to satisfactorily meet all contractual requirements in a timely manner.  For example, our ability to successfully implement this contract may depend on, among other things, our ability to attract, train and retain a significant number of skilled associates, and our ability to implement our operational systems on a timely basis.  We are required to pass a readiness review within ninety days of the execution of the contract.  Failure to pass such a review may be deemed a default which, if it remains uncured, may subject us to certain sanctions including contract termination or liquidated damages equal to ten percent of our monthly capitation payment under the Kentucky contract.  Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan.  Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.  When a state implements a new managed care program, such as in Kentucky, there is a greater potential for unanticipated impacts on the health plan than with established programs.  If we are unable to manage the contract implementation process effectively, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended June 30, 2011 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program.  However, during the quarter ended June 30, 2011, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	244	$42.93 (2)	N/A	N/A
May 1, 2011 through May 31, 2011	274	$49.90 (3)	N/A	N/A
June 1, 2011 through June 30, 2011	429	$48.85 (4)	N/A	N/A
Total during quarter ended June 30, 2011	947	$47.69 (5)	N/A	N/A
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

(2)	The weighted average price paid per share during the period was $42.96.
(3)	The weighted average price paid per share during the period was $49.75.
(4)	The weighted average price paid per share during the period was $48.84.
(5)	The weighted average price paid per share during the period was $48.08.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 3, 2011.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant †
10.2	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Clark J. Bolton, Eugene Gonzalez, and SF United Partners †
10.3	Settlement Agreement dated as of April 26, 2011 between the State of Connecticut and the Registrant and certain of its subsidiaries †
10.4	Settlement Agreement dated as of April 26, 2011 between the State of Florida and the Registrant and certain of its subsidiaries †
10.5	Settlement Agreement dated as of April 26, 2011 between the State of Georgia and the Registrant and certain of its subsidiaries †
10.6	Settlement Agreement dated as of April 26, 2011 between the State of Hawaii and the Registrant and certain of its subsidiaries †
10.7	Settlement Agreement dated as of April 26, 2011 between the State of Illinois and the Registrant and certain of its subsidiaries †
10.8	Settlement Agreement dated as of April 26, 2011 between the State of Indiana and the Registrant and certain of its subsidiaries †
10.9	Settlement Agreement dated as of April 26, 2011 between the State of Missouri and the Registrant and certain of its subsidiaries †
10.10	Settlement Agreement dated as of April 26, 2011 between the State of New York and the Registrant and certain of its subsidiaries †
10.11	Settlement Agreement dated as of April 26, 2011 between the State of Ohio and the Registrant and certain of its subsidiaries †
10.12
$35 million Non-Negotiable Promissory Note dated May 5, 2011, issued by the Registrant for the benefit of the class in the case of Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ) †

10.13	Amendment #11 to Contract No. 0654 between the Georgia Department of Community Health and WellCare of Georgia, Inc.**	8-K	May 10, 2011	10.3

10.14	Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the State of Florida, Agency for Health Care Administration	8-K	June 22, 2011	10.1
10.15
Amendment No. 6 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012) †

10.16	Amendment No. 6 to Contract No. FA905 by and between the State of Florida, Agency for Healthcare Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012) †
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment
† Filed herewith
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.