Form 10-Q
period 2011-09-30
WELLCARE HEALTH PLANS, INC.
filed 2011-11-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 27, 2011 there were 42,794,820 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premium (see Note 1)	$1,541,926	$1,385,874	$4,499,686	$4,077,269
Investment and other income	2,433	2,299	7,050	7,506
Total revenues	1,544,359	1,388,173	4,506,736	4,084,775
Expenses:
Medical benefits	1,197,008	1,147,107	3,626,342	3,435,870
Selling, general and administrative	178,405	142,712	512,415	701,691
Medicaid premium taxes (see Note 1)	18,869	18,950	55,838	38,078
Depreciation and amortization	6,453	6,123	19,824	17,770
Interest	3,648	117	3,823	160
Total expenses	1,404,383	1,315,009	4,218,242	4,193,569
Income (loss) before income taxes	139,976	73,164	288,494	(108,794)
Income tax expense (benefit)	51,721	30,248	109,309	(29,257)
Net income (loss)	$88,255	$42,916	$179,185	$(79,537)

Net income (loss) per common share (see Note 1):
Basic	$2.06	$1.01	$4.19	$(1.88)
Diluted	$2.03	$1.00	$4.14	$(1.88)

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,787,733	$1,359,548
Investments	217,033	108,788
Premium receivables, net	223,826	127,796
Funds receivable for the benefit of members	—	33,182
Income taxes receivable	—	9,973
Prepaid expenses and other current assets, net	139,724	114,492
Deferred income tax asset	41,770	61,392
Total current assets	2,410,086	1,815,171
Property, equipment and capitalized software, net	87,005	76,825
Goodwill	111,131	111,131
Other intangible assets, net	10,279	11,428
Long-term investments	79,850	62,931
Restricted investments	64,772	107,569
Non-current deferred income tax asset	50,931	58,340
Other assets	5,271	3,898
Total Assets	$2,819,325	$2,247,293
Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$757,102	$742,990
Unearned premiums	275,757	67,383
Accounts payable	6,839	8,284
Other accrued expenses and liabilities	193,586	199,033
Current portion of amounts accrued related to investigation resolution	43,932	121,406
Current portion of long-term debt (see Note 4)	9,375	—
Other payables to government partners	76,672	46,605
Income taxes payable	28,222	—
Funds held for the benefit of members	40,875	—
Total current liabilities	1,432,360	1,185,701
Amounts accrued related to investigation resolution	100,915	216,136
Long-term debt (see Note 4)	138,750	—
Subordinated notes (see Note 4)	111,946	—
Other liabilities	10,597	13,410
Total liabilities	1,794,568	1,415,247
Commitments and contingencies (see Note 7)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,793,466 and 42,541,725 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	428	425
Paid-in capital	441,860	428,818
Retained earnings	584,296	405,112
Accumulated other comprehensive loss	(1,827)	(2,309)
Total stockholders' equity	1,024,757	832,046
Total Liabilities and Stockholders' Equity	$2,819,325	$2,247,293

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash from (used in) operating activities:
Net income (loss)	$179,185	$(79,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	19,824	17,770
Equity-based compensation expense	13,160	8,655
Incremental tax benefit from equity-based compensation	(2,518)	—
Deferred taxes, net	27,032	(67,386)
Changes in operating accounts:
Premium receivables, net	(96,030)	(24,190)
Prepaid expenses and other current assets, net	(25,232)	(17,027)
Medical benefits payable	14,112	(98,851)
Unearned premiums	208,374	(24,504)
Accounts payable and other accrued expenses	(2,967)	(43,635)
Other payables to government partners	30,067	4,300
Amounts accrued related to investigation resolution	(80,749)	249,915
Income taxes, net	36,995	7,594
Other, net	(2,240)	(5,088)
Net cash provided by (used in) operating activities	319,013	(71,984)
Cash from (used in) investing activities:
Purchases of investments	(332,934)	(117,903)
Proceeds from sale and maturities of investments	208,758	114,726
Purchases of restricted investments	(26,118)	(18,386)
Proceeds from maturities of restricted investments	68,712	24,298
Additions to property, equipment and capitalized software, net	(30,773)	(16,192)
Net cash used in investing activities	(112,355)	(13,457)
Cash from (used in) financing activities:
Proceeds from debt, net of issuance costs	147,747	—
Payments on debt	(1,875)	—
Proceeds from option exercises and other	4,624	1,091
Incremental tax benefit from equity-based compensation	2,518	—
Purchase of treasury stock	(3,538)	(4,420)
Payments on capital leases	(2,006)	(935)
Funds held for the benefit of members	74,057	22,589
Net cash provided by financing activities	221,527	18,325
Cash and cash equivalents:
Increase (decrease) during period	428,185	(67,116)
Balance at beginning of year	1,359,548	1,158,131
Balance at end of period	$1,787,733	$1,091,015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$46,109	$35,686
Cash paid for interest	$697	$183
Equipment acquired through capital leases	$—	$8,868
Issuance of subordinated notes	$112,500	$—

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,410,000 members as of September 30, 2011. Through our licensed subsidiaries, as of September 30, 2011, we operate our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also operate a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia. We exited the Medicare private fee-for-service ("PFFS") program on December 31, 2009.

The Kentucky Cabinet for Health and Family Services has awarded us a contract to serve the commonwealth’s Medicaid program in seven of the commonwealth’s eight regions. We began serving approximately 117,000 beneficiaries across these seven regions on November 1, 2011. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the Temporary Assistance for Needy Families (“TANF”), Children’s Health Insurance Programs (“CHIP”) and aged, blind and disabled (“ABD”) programs.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$88,255	$42,916	$179,185	$(79,537)
Denominator:
Weighted-average common shares outstanding — basic	42,887,381	42,411,455	42,757,476	42,313,973
Dilutive effect of:
Unvested restricted stock, restricted stock units and
performance stock units	334,613	244,024	338,947	-
Stock options	202,420	84,890	189,546	-
Weighted-average common shares outstanding — diluted	43,424,414	42,740,369	43,285,969	42,313,973

Net income (loss) per common share:
Basic	$2.06	$1.01	$4.19	$(1.88)
Diluted	$2.03	$1.00	$4.14	$(1.88)

For the three and nine months ended September 30, 2011, respectively, 13,586 and 19,334 restricted equity awards and 73,546 and 81,234 options with exercise prices ranging from $41.24 to $90.52 and $36.39 to $90.52 were excluded from diluted weighted-average common shares outstanding. For the three months ended September 30, 2010, 102,000 restricted equity awards and 971,121 options with exercise prices ranging from $19.38 to $91.64 were excluded from diluted weighted-average common shares outstanding. Due to the net loss for the nine months ended September 30, 2010, 2,444,257 equity awards were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract by the Centers for Medicare & Medicaid Services (“CMS”) and the states, although such adjustments are typically made at the commencement of each new contract renewal period. Annual rate changes are recorded when they become effective.

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

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, or belong to a different health plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $37,003 and $270 at September 30, 2011 and December 31, 2010, respectively, and are included in Premium receivables, net, on our Condensed Consolidated Balance Sheets. The amounts due to government agencies for reconciling items were $7,718 and $63,289 at September 30, 2011 and December 31, 2010, respectively, and are included in Other accrued expenses and liabilities on our Condensed Consolidated Balance Sheets. The Georgia Department of Community Health (“DCH”) has made premium adjustments in the current and preceding quarters retroactive to the beginning of the program in 2006 for overpayments related to a reconciliation of duplicate member records. In accordance with the policy stated above, we routinely identify and accrue an estimated liability for overpayments that we believe will be returned to Georgia DCH. Considering the adjustments to historical capitation premium rates that the Georgia DCH is making for the periods affected by duplicative enrollment, the net impact to premium revenue resulting from the adjustments was immaterial to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that varies based on member demographics such as age, gender or medical history.

In certain states, including Georgia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. During the three months ended September 30, 2011, we recognized approximately $14,071 in premium revenue related to certain retrospective maternity claims from 2010 and earlier 2011 periods, following a recent change that the Georgia DCH made in its methodology for accepting qualifying maternity claims.

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

       We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Our risk adjusted premiums receivable was $30,942 as of September 30, 2011 and $56,353 as of December 31, 2010.

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

Medical Benefits Payable and Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR claims. The following table provides a reconciliation of the total medical benefits payable balances as of September 30, 2011 and December 31, 2010:

	September 30,	% of	December 31,	% of
	2011	Total	2010	Total

Claims adjudicated, but not yet paid	$56,958	8%	$50,879	7%
IBNR	700,144	92%	692,111	93%
Total medical benefits payable	$757,102		$742,990

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

For the nine months ended September 30, 2011, medical benefits expense was impacted by approximately $154,757 of net favorable development related to prior years, of which $36,731 was recorded in the third quarter of 2011. For the nine months ended September 30, 2010, medical benefits expense was impacted by approximately $39,129 of net favorable development related to prior years, of which $6,882 was recorded in the third quarter of 2010. The net favorable prior year development during the 2011 periods results primarily from unusually low utilization in our Medicaid segment.  The net amount of prior period developments in 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency.

In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to Premium revenues and Medicaid premium taxes. Subsequently, in July 2010, Georgia resumed assessing premium taxes on Medicaid premiums. Therefore, from July 1, 2010 through September 30, 2011, we were assessed and remitted taxes on premiums in Georgia in addition to premium taxes in Hawaii, Missouri, New York and Ohio. Medicaid premium taxes incurred for the three and nine months ended September 30, 2011 were $18,869 and $55,838, respectively, compared to $18,950 and $38,078 for the three and nine months ended September 30, 2010, respectively.

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

We sometimes face challenges from state and federal taxing authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. In addition, we are periodically audited by state and federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law in all material aspects and, as such, will vigorously defend our positions on audit. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to our financial position, results of operations or cash flows.

We are a member of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2011 tax year. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets.  Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks.  We perform our annual impairment test during the third quarter of each year based on information available as of the end of the second quarter, which generally coincides with the notification of contract renewals and/or finalization of federal and state contract negotiations and our initial budgeting process. As of our most recent testing date, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of September 30, 2011.

Recently Issued Accounting Standards

       In September 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that allows a qualitative assessment of whether the fair value of a reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity must then perform phase-one of the goodwill impairment test.  The entity however retains the option to forgo the qualitative assessment altogether and proceed directly to phase-one. Entities are permitted to make the election to perform the qualitative assessment on a period-by-period basis. This amended guidance will be effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In July 2011, the FASB released new accounting guidance relating to mandated fees to be paid to the federal government by health insurers resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The guidance prescribes how to recognize and classify these fees in the statement of income. The guidance requires fees to be estimated and recorded in full as a liability once health insurers provide qualifying health insurance in the applicable year in which the fee is payable, with a corresponding charge to deferred cost. The deferred costs would then be amortized to expense using a straight line method of amortization, unless another method better allocates the fees. The new guidance is effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our financial position or results of operations at this time.

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

Recently Adopted Accounting Standards

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

Medicare Advantage

        Our MA segment consists of MA plans, which, following our exit from the PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”),  which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services, and select a primary care physician, from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

As part of our MA segment, we continue to administer our expired PFFS plans including processing claims payments and providing member and provider services with respect to health care services provided prior to our exit from the PFFS program on December 31, 2009. As of September 30, 2011, the remaining medical benefits payable related to the PFFS program is not material relative to the total Medical benefits payable.

Prescription Drug Plans

        We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries in our PDP segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

Segment Results

        We allocate goodwill, but no other assets, liabilities, investment and other income or expenses, other than medical benefits, to our reportable operating segments. A summary of financial information for our reportable operating segments as well as a reconciliation to Income (loss) before income taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Premium revenue:
Medicaid	$899,709	$854,893	$2,598,937	$2,464,624
Medicare Advantage	376,597	331,338	1,097,015	1,012,366
PDP	265,620	199,643	803,734	600,279
Total premium revenue	1,541,926	1,385,874	4,499,686	4,077,269

Medical benefits expense:
Medicaid	696,047	743,169	2,047,447	2,133,225
Medicare Advantage	304,649	260,890	879,744	795,906
PDP	196,312	143,048	699,151	506,739
Total medical benefits expense	1,197,008	1,147,107	3,626,342	3,435,870
Gross margin:
Medicaid	203,662	111,724	551,490	331,399
Medicare Advantage	71,948	70,448	217,271	216,460
PDP	69,308	56,595	104,583	93,540
Total gross margin	344,918	238,767	873,344	641,399

Investment and other income	2,433	2,299	7,050	7,506
Other expenses	(207,375)	(167,902)	(591,900)	(757,699)
Income (loss) before income taxes	$139,976	$73,164	$288,494	$(108,794)

3. EQUITY-BASED COMPENSATION

       Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

       The compensation expense recorded related to our equity-based compensation awards, which correspondingly increased Paid-in capital, amounted to $3,285 and $13,160 for the three and nine months ended September 30, 2011, respectively, and $6,176 and $8,655 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was $21,543 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years.

        A summary of our restricted stock, restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2011 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2011	718,009	$28.69	1,008,757	$30.02
Granted	149,651 (1)	41.26	-	-
Exercised	-	-	(168,793)	27.40
Vested	(300,975)	29.38
Forfeited and expired	(75,223)	28.71	(54,491)	54.36
Outstanding at September 30, 2011	491,462	32.10	785,473	28.89

Exercisable at September 30, 2011			680,557	28.88
Vested and expected to vest as of September 30, 2011			733,002	28.92
____________
(1)	We granted 5,039 restricted share awards during the three months ended September 30, 2011.

Performance Stock Units

The Compensation Committee of our Board of Directors awards performance stock units (“PSUs”) under our long-term incentive program (“LTI Program”). PSUs generally cliff-vest approximately three years from the grant date and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; and accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest will be recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs and PSUs granted in the table below assume that targets will be met.

A summary of our PSU activity for the nine months ended September 30, 2011 is presented in the table below.
	PSUs		Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2011	144,801		$29.58
Granted	209,825	(1)	39.91
Vested	-		-
Forfeited and expired	(24,329)		32.75
Outstanding at September 30, 2011	330,297		35.91

____________
(1)	We granted 3,345 PSUs during the three months ended September 30, 2011.

4. DEBT

Credit Agreement

On August 1, 2011, we entered into a $300,000 senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. Upon closing, we borrowed $150,000 pursuant to the term loan facility and incurred approximately $2,500 of debt issuance costs that have been deferred and will be amortized over the life of the agreement.

Both the term loan and revolving credit facility are set to expire in August 2016. Subject to adjustment for prepayments, the term loan will amortize in quarterly installments of $1,875 for the first four quarters, $3,750 for the next eight quarters, $5,625 for the next four quarters and $7,500 for the next three quarters, with the remaining balance due upon maturity. As of September 30, 2011, our remaining term loan balance was $148,125, which is included in the Current portion of long-term debt and Long-term debt line items in our Condensed Consolidated Balance Sheet.

        Our term loan currently bears interest at 2.25%. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 1/2 of 1%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit agreement bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a minimum ratio of total debt to consolidated EBITDA (as defined in the Credit Agreement); (b) a minimum interest expense and principal repayment coverage ratio; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding.

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

As of the date of this filing, the revolving credit facility has not been drawn upon and we remain in compliance with all covenants.

Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016. These notes were issued in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class action complaints previously filed against us in 2007. Interest of $2,815 was accrued as of September 30, 2011 and was retroactive to May 2011. The first interest payment is due in December 2011 and the next ten interest payments are due semi-annually, thereafter. The fair value of our subordinated notes is $111,946 and is included in the Subordinated notes line item in our Condensed Consolidated Balance Sheet as of September 30, 2011.

The subordinated notes contain certain events of default that will be triggered if (a) we default in payment of the principal or any interest on any note when such becomes due and payable; (b) we consolidate, merge or otherwise transfer our assets without the consent of the holders of the notes, other than as expressly permitted by the terms of the Indenture; (c) we fail to comply with any of our other covenants in the notes or the indenture and fail to cure such default within 60 days after we receive a notice of such default; (d) we (i) commence a voluntary bankruptcy proceeding; (ii) consent to the entry of an order for relief against us in an involuntary bankruptcy proceeding or the commencement of any case against us; or (iii) participate in certain other actions related to the relief of debtors; or (e) a court of competent jurisdiction enters a bankruptcy order that (i) is for relief against us in an involuntary proceeding, or adjudicates us insolvent or bankrupt; (ii) appoints any receiver, trustee or similar official for us or for any substantial part of our property; or (iii) orders the winding up or liquidation of us, and the order remains unstayed for 60 days. In addition, we agreed to not incur more than $425,000 of debt that is senior to the subordinated notes, while the subordinated notes remain outstanding. As of the date of this filing, we are not in default.

5. FAIR VALUE MEASUREMENTS

        Fair value measurements apply to all financial assets and financial liabilities that are being measured and reported on a fair value basis and are classified in one of the following three categories:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

       Our Condensed Consolidated Balance Sheets include the following financial instruments: cash and cash equivalents, receivables, investments, accounts payable, amounts accrued related to the investigation resolution, long-term debt and subordinated notes.  The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our Long-term investments include $41,650 and $46,150 of municipal note investments with an auction reset feature (“auction rate securities”), at par value, as of September 30, 2011 and December 31, 2010, respectively. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Although we had auction rate securities that were redeemed during May 2011 by the issuer at par in the amount of $4,500, auctions continue to fail. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored.  Additionally, there are government guarantees or municipal bond insurance in place on the auction rate securities that we own. Therefore, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses on these securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at September 30, 2011:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Municipal variable rate bonds	$84,017	$84,017	$-	$-
Variable rate bond fund	50,000	50,000	-	-
Money market funds	41,720	41,720	-	-
Corporate debt and other securities	41,566	41,566	-	-
Auction rate securities	38,912	-	-	38,912
Certificates of deposit	24,404	24,404	-	-
U.S. Government securities	16,264	16,264	-	-
Total investments	$296,883	$257,971	$-	$38,912
Restricted investments:
Available-for-sale securities
Cash and cash equivalents	$24,253	$24,253	$-	$-
U.S. Government securities	20,831	20,831	-	-
Money market funds	18,635	18,635	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$64,772	$64,772	$-	$-

Amounts accrued related to investigation resolution(1)	$144,847	$-	$144,847	$-

Debt(2)	$148,125	$-	$148,125	$-

Subordinated notes(3)	$111,946	$-	$111,946	$-

		Fair Value Measurements at December 31, 2010:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Available-for-sale securities
Certificates of deposit	$52,309	$52,309	$-	$-
Auction rate securities	42,245	-	-	42,245
Municipal variable rate bonds	29,120	29,120	-	-
Corporate debt and other securities	23,100	23,100	-	-
Variable rate bond fund	24,945	24,945	-	-
Total investments	$171,719	$129,474	$-	$42,245
Restricted investments:
Available-for-sale securities
Money market funds	$54,908	$54,908	$-	$-
Cash and cash equivalents	27,581	27,581	-	-
U.S. Government securities	24,027	24,027	-	-
Certificates of deposit	1,053	1,053	-	-
Total restricted investments	$107,569	$107,569	$-	$-

Amounts accrued related to investigation resolution(1)	$337,542	$-	$337,542	$-
____________
(1)
These amounts are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, respectively.

(2)	This amount is included in the short- and long-term portions of Long-term debt line items in our Condensed Consolidated Balance Sheet as of September 30, 2011.
(3)	This amount is included in the Subordinated notes line item in our Condensed Consolidated Balance Sheet as of September 30, 2011.

The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data) as of September 30, 2011 and 2010, respectively.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$38,745	$42,477	$42,245	$51,710
Realized gains (losses) in earnings (or changes in net assets)	-	-	-	-
Unrealized gains (losses) in other comprehensive income(1)	167	265	1,167	1,882
Purchases, sales and redemptions(2)	-	-	(4,500)	(10,850)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$38,912	$42,742	$38,912	$42,742

____________
(1)
As a result of the increase in the fair value of our investments in auction rate securities, we recorded an unrealized gain to Accumulated other comprehensive loss which amounted to $167 and $265 during the three months ended September 30, 2011 and 2010, respectively, and $1,167 and $1,882 during the nine months ended September 30, 2011 and 2010, respectively.  The unrealized gain in both 2011 and 2010 was driven primarily by improvements in the municipal bond market during the year.

(2)
Auction rate securities were redeemed by the issuer at par in the amount of $4,500 during May 2011, $4,550 during May 2010 and $6,300 during March 2010. Accordingly, we recorded an adjustment to the fair market valuation of the issuers’ auction rate securities during each of the respective periods.

6. INCOME TAXES

Our effective income tax rate was 37.0% for the three months ended September 30, 2011 compared to 41.3% for the same period in the prior year. The effective tax rate was lower for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to changes related to estimated non-deductible amounts associated with investigation resolution payments. Our effective income tax rate on pre-tax income was 37.9% for the nine months ended September 30, 2011 compared to 26.9% on pre-tax loss for the same period in the prior year. The comparability of the effective tax rates between the nine month periods ended 2011 and 2010 was impacted by the incurrence of a pre-tax loss in 2010. Additionally, the effective tax rate for the 2010 period was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters.

We made payments of $87,500 in 2011 that were required in connection with an agreement to resolve certain class action complaints. Settlement payments are generally deductible when paid; therefore, the payment had the effect of decreasing the current portion of Deferred income tax assets as of September 30, 2011. There was no impact to the effective income tax rate since the settlement was included in the determination of taxable income in prior periods.

7. COMMITMENTS AND CONTINGENCIES

Government Investigations

Deferred Prosecution Agreement

We are currently operating under a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Middle District of Florida (the “USAO”) and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices.

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

In June 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters (the “Florida Federal qui tam Actions”), and (ii) we announced that we reached a preliminary agreement with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut to settle their pending inquiries. In April 2011, we entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division, the USAO and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”). These settlement agreements are related to the Florida Federal qui tam Actions as well as another federal qui tam action that had been filed in the District of Connecticut (the “Connecticut Federal qui tam Action”) and the Leon County qui tam Action.

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

In exchange for the payment of the Settlement Amount, the United States and the Settling States agreed to release us from any civil or administrative monetary claim under the False Claims Act and certain other legal theories for certain conduct that was at issue in their inquiries and the qui tam complaints. Likewise, in consideration of the obligations in the Federal Settlement Agreement and the Corporate Integrity Agreement (as described below under United States Department of Health and Human Services), OIG-HHS agreed to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude us from Medicare, Medicaid and other federal health care programs.

The Federal Settlement Agreement has not been executed by one of the relators.  This relator has objected to the Federal Settlement Agreement.  Because of the objection, the Federal Court is required to conduct a hearing (a “Fairness Hearing”) to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. The Federal Settlement Agreement and the State Settlement Agreements will not be effective until the earlier of (a) the execution of the Federal Settlement Agreement by the objecting relator or (b) entry by the Federal Court of a final order determining that the settlement is fair, adequate and reasonable under all the circumstances.

At a status conference held in June 2011, the Federal Court ruled that, before scheduling a Fairness Hearing, limited discovery between the United States and the objecting relator would be allowed and the parties would be required to file briefs regarding the reasonableness of the settlement. Given the schedule provided for discovery and briefing, we anticipate that the Fairness Hearing will be held in 2012.

We can make no assurances that the objecting relator will execute the Federal Settlement Agreement or that the Federal Court will approve the settlement at a Fairness Hearing and the actual outcome of these matters may differ materially from the terms of the settlement.

Our estimate of the resolution amount for these matters is $137,500. We have discounted the remaining liability for the resolution of these matters and accrued this amount, plus interest, at its estimated fair value, which amounted to approximately $139,817 at September 30, 2011.  In addition to the Settlement Amount, another $5,030 for estimated qui tam relators attorneys’ fees to be paid was accrued in the fourth quarter of 2010.  Approximately $38,902 and $100,915 has been included in the current and long-term portions, respectively, of Amounts accrued related to the investigation resolution in our Condensed Consolidated Balance Sheet as of September 30, 2011.

United States Department of Health and Human Services

In April 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS. The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS. The Corporate Integrity Agreement requires various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this Note 7.  In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending.

Our obligations include the requirement to indemnify and advance legal fees and related expenses to three former officers and two additional associates who were criminally indicted in 2011 in connection with the government investigations of the Company that commenced in 2007.  We have exhausted our insurance policies related to this matter. The cost of our obligations to these five individuals in connection with their defense of criminal charges is expected to be significant and may continue for a number of years.  The total amount of these costs is not estimable and, accordingly, these costs are being expensed as incurred.  Our indemnification obligations may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Other Lawsuits and Claims

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims.  Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance.  We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable.  The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“2011 Form 10-Q”) may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, estimates, projections, guidance or outlook. Generally the words “believe,” “expect,” “anticipate,” “may,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. These statements may contain information about financial prospects, economic conditions and trends that involve risks and uncertainties. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and in Part II, Item 1A of this 2011 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, and results of operations. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, our business, financial condition, results of operations and prospects could be materially adversely affected. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution you not to place undue reliance on these statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us.

Overview

Executive Summary

        We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.5 million members nationwide in our Medicaid and Medicare business lines as of November 1, 2011, including membership in the recently-launched Kentucky Medicaid program. We believe that our broad range of experience and exclusive government focus allows us to efficiently and effectively serve our members and providers, while managing our ongoing operations.  Our strategic priorities for 2011 include improving health care quality and access for our members, ensuring a competitive cost position and delivering prudent and profitable growth. We work closely with providers and government clients to further enhance health care delivery and improve the quality of, and enhance access to, health care services for our members. We are focused on programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

Health Care Quality & Access Initiatives

        Our Florida, Georgia and Missouri health plans have received accreditation from nationally-recognized, independent organizations that measure health plans’ commitment to high-quality care, effective management, and accountability. We remain dedicated to our long-term target of attaining accreditation for all of our health plans. Another important aspect of our work on quality was the finalization of our Healthcare Effectiveness Data and Information Set measures for 2010, which showed broad-based improvement across our lines of business.

During the 2011 third quarter, we successfully completed an upgrade of our core operating systems. This new technology will enable further progress in our work to improve service and productivity, and positions us to comply with future regulatory changes such as the implementation of ICD-10. The upgrade will also support our health care quality and access initiatives.

Cost Reduction Initiatives

Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives; focusing on ensuring a competitive cost position in terms of both administrative and medical expenses. We continually assess opportunities to improve the efficiency and effectiveness of our administrative processes in order to achieve our long-term target of an administrative expense ratio in the low 10% range based on our current business mix. In addition, as part of our medical cost initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives. These medical cost initiatives contributed to the year-over-year reduction we achieved for our Medicaid segment medical benefit ratios (“MBR”) and, in the case of MA, have moderated the year-over-year increase in MBR.

Growth Initiatives

The Kentucky Cabinet for Health and Family Services has awarded us a contract to serve the commonwealth’s Medicaid program in seven of the commonwealth’s eight regions. We began serving approximately 117,000 beneficiaries across these seven regions on November 1, 2011. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the Temporary Assistance for Needy Families (“TANF”), Children’s Health Insurance Programs (“CHIP”) and aged, blind and disabled (“ABD”) programs.

We have expanded into three new Florida counties and are providing Medicaid services to an additional 5,000 Medicaid members. As a result, we now serve 35 counties in the State of Florida, more than any other Florida Medicaid plan. In addition, we are targeting expansion into additional Florida counties through the remainder of 2011.

As we look toward 2012, we are expanding the geographic footprint of our Medicare Advantage (“MA”) plans by 19 counties to a total of 138 counties. These expansions will occur within our existing states. In addition, we will offer special needs plans for dually-eligible beneficiaries in all of the markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid and Medicare-related coverage of these members.

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

Hawaii, a state in which we have offered health plans for several years, has announced plans to expand Medicaid managed care programs that would be very complementary to our existing operations and infrastructure. Missouri and Ohio are also considering expansion of their Medicaid managed care programs.

Effective October 1, 2011, Ohio and New York implemented changes to their administration of prescription drug coverage for their Medicaid managed care enrollees. Pharmacy benefits that had been previously administered by the states will now be offered through health plans. This change is expected to result in approximately $80.0 million to $100.0 million in additional revenue on an annual basis.

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue.  Our rates increased approximately 2.5-3.0% in Georgia effective July 1, 2011. In Florida, changes that were effective September 1, 2011 had essentially no net impact on our overall rate. The ultimate premium rate is based on program type, demographic mix and geographic location.

As part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, MA payment benchmarks for 2011 were frozen at 2010 levels. This places increased importance on administrative cost improvements and effective medical cost management.

Provider reimbursement levels are subject to change by the states and CMS. In addition, some hospital contracts are directly tied to state Medicaid fee schedules, resulting in reimbursement levels that may be adjusted up or down, generally on a prospective basis, based on adjustments made by the state to the fee schedule. We have experienced, and may continue to experience, such adjustments. Unless such adjustments are mitigated by corresponding changes in premiums, our profitability will be negatively impacted.

Beginning with the 2011 enrollment period, new laws have accelerated the time in which we can sell our MA coverage to potential beneficiaries from November 15 in prior year to October 15 in 2011. There can be no assurance that this change will not restrict our membership growth, impede our ability to enter new service markets, limit the viability of our sales efforts, or otherwise adversely affect our ability to market to or enroll new members in our existing markets.

Based on the outcome of our 2012 stand-alone prescription drug plan (“PDP”) bids, our plans will be below the benchmarks in five of the 34 Centers for Medicare & Medicaid Services (“CMS”) regions and within the de minimis range of the benchmark in 17 other CMS regions.  Comparatively, in 2011, our plans are below the benchmark in 20 regions and within the de minimis range in eight other regions.  We will retain our auto-assigned members in those 17 regions in which we bid within the de minimis range, however, we will not be auto-assigned new members in those regions during 2012.  Consequently, we expect membership to decline in 2012 from the reassignment of members to other plans that had been previously  auto-assigned to us, but we are uncertain as to whether the change will be material.

New Credit Agreement

On August 1, 2011, we entered into a $300.0 million senior secured credit agreement that can be used for general corporate purposes. The credit agreement includes a $150.0 million term loan as well as a $150.0 million revolving credit facility. Both the term loan and revolving credit facility expire in August 2016. The credit agreement contains customary covenants and restrictions, which, among other things, limit our ability to incur additional indebtedness. This new credit agreement replaces our previous $65.0 million credit agreement, which was never drawn upon. Our new credit agreement provides liquidity in support of the significant growth opportunities available to us. In particular, additions to statutory capital may be needed for new markets, such as the new Kentucky Medicaid program, or markets experiencing significant growth. For further information regarding the new credit agreement, refer to New Credit Agreement under Liquidity and Capital Resources below and Part I – Item 1 – Note 4 – Debt.
.
Financial Impact of Government Investigations and Litigation

For further discussion of government investigations and litigation including the associated financial impact, please refer to our Selling, general and administrative expense discussion under Results of Operations below and Part I – Item 1 – Note 7 – Commitments and Contingencies.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the chief operating decision-maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. We have three reportable operating segments within our two main business lines: Medicaid, MA and PDP. The residual financial impact from the MA private fee-for-service (“PFFS”) product that we exited effective December 31, 2009, for which claims have substantially been paid out as of September 30, 2011, is reported within the MA segment.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their primary care provider (“PCP”) in order to receive medical services from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

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

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. In most of our markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid and we will contract with state Medicaid agencies to coordinate care provided to these beneficiaries. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information, please refer below to Estimating Medical Benefits Payable and Medical Benefits Expense under Critical Accounting Estimates.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

Summary of Financial Information

The following table sets forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion.  These historical results are not necessarily indicative of results to be expected for any future period.

Consolidated Statement of Operations Data	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:	(Dollars in millions, except per share data)
Premium	$1,542.0	$1,385.9	$4,499.6	$4,077.3
Investment and other income	2.4	2.3	7.0	7.5
Total revenues	1,544.4	1,388.2	4,506.6	4,084.8
Expenses:
Medical benefits	1,197.0	1,147.1	3,626.3	3,435.9
Selling, general and administrative	178.4	142.7	512.4	701.6
Medicaid premium taxes	18.9	19.0	55.8	38.1
Depreciation and amortization	6.5	6.1	19.8	17.8
Interest	3.6	0.1	3.8	0.2
Total expenses	1,404.4	1,315.0	4,218.1	4,193.6
Income (loss) before income taxes	140.0	73.2	288.5	(108.8)
Income tax expense (benefit)	51.7	30.3	109.3	(29.3)
Net income (loss)	$88.3	$42.9	$179.2	(79.5)

Consolidated MBR	78.6%	83.9%	81.6%	85.1%

Membership

	September 30,	December 31,	September 30,
Membership:	2011	2010	2010
Medicaid	1,313,000	1,340,000	1,328,000
MA	130,000	116,000	116,000
PDP	967,000	768,000	756,000
Total Membership	2,410,000	2,224,000	2,200,000

        As of September 30, 2011, we served approximately 2,410,000 members; an increase of approximately 186,000 members from December 31, 2010 and 210,000 members from September 30, 2010. We experienced membership growth in both our MA and PDP segments. For our MA segment, we focused on our membership growth activities during the annual election period in 2010. Our products have benefit designs that are attractive to both current and prospective members. We invested in strengthening our sales processes and organization and ensuring an effective on-boarding experience for our new members.  We added approximately 14,000 MA members from December 31, 2010 through September 30, 2011. In our PDP segment, our plans are below the benchmark in 20 of the 34 CMS regions, which is an increase of one region from 2010. Additionally, we are within the de minimis range in eight additional regions. As a result, we added approximately 199,000 members as of September 30, 2011 compared to December 31, 2010. These membership increases during the first three quarters of 2011 were partially offset by a decrease in Medicaid membership. We continue to believe Medicaid membership growth opportunities exist in the states in which we currently operate, as well as states that we may decide to enter as a new market. However, as a result of our 2012 PDP bids, we expect our PDP membership to decline in 2012, but we are uncertain as to whether the change will be material.

Summary of Consolidated Financial Results

Net income (loss)

       For the three and nine months ended September 30, 2011, our net income was $88.3 million and $179.2 million, respectively, compared to net income of $42.9 million and a net loss of $79.5 million for the same three and nine month periods in 2010. Excluding investigation-related and litigation costs that amounted to an expense of $4.9 million and a benefit of $5.1 million, net of tax, for the three months ended September 30, 2011 and 2010, respectively, net income increased by $55.3 million, or 146.1%, in 2011 compared to the same three month period in 2010. Excluding investigation-related and litigation costs of $18.8 million and $163.3 million, net of tax, for the nine months ended September 30, 2011 and 2010, respectively, net income increased by $114.2 million, or 136.3%, in 2011 compared to the same nine month period in 2010. The increase for the three and nine months ended September 30, 2011 resulted mainly from improved results in our Medicaid segment, largely driven by increased premium revenue and the impact of net favorable development of prior period medical benefits payable, rate increases in certain markets, and to a lesser extent, improved results in our PDP segment, mainly driven by an increase in membership. Such increases were partially offset by an increase in selling, general and administrative (“SG&A”) expense and interest on newly incurred debt.

Premium revenue

Premium revenue for the three months ended September 30, 2011 increased by approximately $156.1 million, or 11.3%, compared to the same period in the prior year and for the nine months ended September 30, 2011 premium revenue increased by approximately $422.4 million, or 10.4%, compared to the same period in the prior year. The increase in premium revenue for both the three and nine months ended September 30, 2011 is primarily attributable to membership growth during 2011 in our PDP and MA segments, rate increases in certain of our Medicaid markets and additional premiums recognized in connection with retrospective maternity claims in Georgia. Premium revenue includes $18.9 million and $55.8 million of Medicaid premium taxes for the three and nine months ended September 30, 2011, respectively, and $19.0 million and $38.0 million for the same three and nine month periods in 2010, respectively.

Medical benefits expense

Total medical benefits expense for the three months ended September 30, 2011 increased $49.9 million, or 4.4%, compared to the same period in 2010, and for the nine months ended September 30, 2011, increased $190.4 million, or 5.5%, compared to the same period in 2010.  The increase in medical benefits expense for both the three and nine months ended September 30, 2011 is due mainly to the increase in PDP membership, the increase in MBR in the PDP segment that was consistent with our bids, and increased membership and higher MBR in the MA segment, partially offset by lower expense in the Medicaid segment resulting principally from the impact of net favorable prior period development in medical benefits payable. For the nine months ended September 30, 2011, medical benefits expense was impacted by approximately $154.8 million of net favorable development related to prior years, of which $36.7 million was recorded in the third quarter of 2011. For the nine months ended September 30, 2010, medical benefits expense was impacted by approximately $39.1 million of net favorable development related to prior years, of which $6.9 million was recorded in the third quarter of 2010. The increased net favorable development of prior years’ medical benefits payable experienced in 2011 compared to 2010 was primarily related to unusually low utilization in our Medicaid segment in 2010 that became clearer over time as claim payments were processed and more complete claims information was obtained.

Our consolidated MBR was 78.6% and 81.6% for the three and nine months ended September 30, 2011, respectively, and 83.9% and 85.1% for the same three and nine month periods in 2010. The change in MBR was primarily due to the higher net favorable prior period reserve development in 2011, rate increases in certain of our Medicaid markets, additional premiums recognized in connection with retrospective maternity claims in Georgia and the impact of our medical cost initiatives, partially offset by the higher MBR in our PDP segment that was consistent with our bid results.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and related litigation, such as: legal fees, fair value accretion of settlement accruals, accrued interest and other related costs.  Refer to Part I – Item 1 – Note 7 – Commitments and Contingencies for further discussion of investigation related and litigation costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related and litigation costs because we do not consider them to be indicative of our long-term business operations. A reconciliation of SG&A expense, including and excluding total investigation-related and litigation costs, is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
SG&A expense, as reported	$178.4	$142.7	$512.4	$701.6
Adjustments:
Investigation-related and litigation costs	(0.5)	(3.1)	(6.8)	(251.5)
Investigation-related administrative costs, net of directors and
officers insurance policy recovery(1)	(7.3)	10.5	(23.9)	1.1
Total investigation-related and litigation costs	(7.8)	7.4	(30.7)	(250.4)
SG&A expense, excluding investigation-related and
litigation costs	$170.6	$150.1	$481.7	$451.2

SG&A ratio	11.7%	10.4%	11.5%	17.3%
SG&A ratio, excluding investigation-related and litigation costs	11.2%	11.0%	10.8%	11.2%

____________
(1)
For the three and nine months ended September 30, 2010, investigation-related administrative costs include the recovery of $25.1 million and $25.8 million, respectively, from directors and officers liability insurance coverage.

        Excluding total investigation-related and litigation costs, our SG&A expense for the three months ended September 30, 2011, increased approximately $20.5 million, or 13.7%, to $170.6 million from $150.1 million for the same period in 2010. Similarly, our SG&A expense for the nine months ended September 30, 2011, increased approximately $30.5 million, or 6.7%, to $481.7 million from $451.2 million for the same period in 2010. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 11.7% for the three months ended September 30, 2011 compared to 10.4% for the same period in 2010. After excluding the investigation-related and litigation costs, our SG&A ratio for the three months ended September 30, 2011 was 11.2% compared to 11.0% for the same period in 2010. The increase in our SG&A ratio, excluding investigation-related and litigation costs, for the three month period was driven by increased spending related to the launch of our Kentucky Medicaid program, which accounted for approximately 30 percentage points of the increase, technology investments, including those required by regulatory changes, as well as investments in health care quality and medical cost initiatives, and the acceleration of marketing and related costs for the earlier MA CCP annual enrollment period. These increases were partially offset by improvements in operating efficiency. Our SG&A ratio for the nine months ended September 30, 2011 was 11.5% compared to 17.3% for the same period in 2010. After excluding total investigation-related and litigation costs, our SG&A ratio for the nine months ended September 30, 2011 was 10.8% compared to 11.2% for the same period in 2010. The improvement in our SG&A ratio, excluding investigation-related and litigation costs, represents solid progress toward our long-term goal of an adjusted SG&A ratio in the low 10% range, based on our current business mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design continued to drive improvement in our administrative cost structure, partially offset by costs incurred for growth and regulatory and quality initiatives. An additional factor impacting the comparability of the nine month periods was the impact of relatively low equity-based compensation expense resulting from a larger impact from forfeiture activity in 2010 compared to 2011.

Medicaid premium taxes

Medicaid premium taxes incurred for the three and nine months ended September 30, 2011 were $18.9 million and $55.8 million, respectively, compared to $19.0 million and $38.1 million, respectively, for the same three and nine month periods in 2010. The increase in Medicaid premium taxes for the nine months ended September 30, 2011 was mainly due to the reinstatement of premium taxes by Georgia in July 2010. In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and Medicaid premium taxes. However, effective July 1, 2010, Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the first half of 2010, we were not assessed, nor did we remit, any taxes on premiums in Georgia. We were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio for both the 2011 and 2010 periods.

Interest expense

       Interest expense for the three and nine months ended September 30, 2011 was $3.6 million and $3.8 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the same three and nine month periods in 2010. The increase in interest expense is mainly driven by $2.8 million of interest related to the $112.5 million subordinated notes issued in September 2011, that was retroactive to May 2011, and to a lesser extent, interest on the $150.0 million term loan, which also closed in the third quarter of 2011.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2011 was $51.7 million and $109.3 million, respectively, compared to an income tax expense of $30.3 million and an income tax benefit of $29.3 million for the same three and nine month periods in 2010. Our effective income tax rate on pre-tax income was 37.0% and 37.9% for the three and nine months ended September 30, 2011, respectively, compared to 41.3% on pre-tax income and 26.9% on pre-tax loss for the same three and nine month periods in 2010.  The effective tax rate was lower for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to changes related to estimated non-deductible amounts associated with investigation resolution payments. The comparability of the effective tax rates between the nine month periods ended 2011 and 2010 was impacted by the incurrence of a pre-tax loss in 2010. Additionally, the effective tax rate for the 2010 period was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters.

Reconciling Segment Results

The following table reconciles our reportable segment results to income (loss) before income taxes, as reported under GAAP.

Reconciling Segment Results Data:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross Margin:	(In millions)
Medicaid	$203.7	$111.7	$551.5	$331.4
MA	71.9	70.4	217.3	216.5
PDP	69.3	56.6	104.6	93.5
Total gross margin	344.9	238.7	873.4	641.4
Investment and other income	2.4	2.3	7.0	7.5
Other expenses	(207.3)	(167.8)	(591.9)	(757.7)
Income (loss) before income taxes	$140.0	$73.2	$288.5	$(108.8)

Medicaid Segment Results

Medicaid Segment Results Data:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Premium, excluding Medicaid premium taxes(1)	$880.8	$835.9	$2,543.1	$2,426.5
Medicaid premium taxes(1)	18.9	19.0	55.8	38.1
Total premium revenue	899.7	854.9	2,598.9	2,464.6
Medical benefits expense	696.0	743.2	2,047.4	2,133.2
Gross margin	$203.7	$111.7	$551.5	$331.4

Medicaid Membership:
Georgia	561,000	548,000
Florida	395,000	418,000
Other states	357,000	362,000
	1,313,000	1,328,000

Medicaid MBR (excluding premium taxes)(1)	79.0%	88.9%	80.5%	87.9%

(1)
MBR measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Because Medicaid premium taxes are included in the premium rates established in certain of our Medicaid contracts, we exclude these taxes from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance.

       Excluding Medicaid premium taxes, Medicaid premium revenue for the three and nine months ended September 30, 2011 increased 5.5% and 4.8%, respectively, when compared to the same periods in 2010. The increase in premium revenue was mainly due to rate increases in certain markets and additional premiums related to certain retrospective maternity claims that are due to a recent change that the Georgia Department of Community Health (“DCH”) made to its methodology for determining and accepting qualifying maternity claims. These increases were partially offset by the impact of lower membership.

       Medicaid medical benefits expense for the three and nine months ended September 30, 2011 decreased $47.2 million and $85.8 million, respectively, when compared to the same periods in 2010. The decrease was due mainly to the impact of net favorable development of prior period medical benefits payable and the impact of medical cost initiatives that we have implemented, partially offset by a change in member mix.  The net favorable development resulted primarily from unusually low utilization.  Our Medicaid MBR for the three and nine months ended September 30, 2011 was 79.0% and 80.5%, respectively, compared to 88.9% and 87.9% for the same periods in 2010. The decrease in MBR was also driven by the net favorable development of prior period medical benefits payable and the impact of medical cost initiatives, as well as rate increases in certain of our Medicaid markets and additional premiums recognized in connection with retrospective maternity claims in Georgia. We expect the full year MBR for our Medicaid segment to be lower in 2011 when compared to 2010, due to the higher amount of favorable development of medical benefits payable that we recognized during the first three quarters of 2011.

MA Segment Results
MA Segment Results Data:	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Premium revenue	$376.6	$331.3	$1,097.0	$1,012.4
Medical benefits expense	304.7	260.9	879.7	795.9
Gross margin	$71.9	$70.4	$217.3	$216.5

MA Membership	130,000	116,000

MA MBR	80.9%	78.7%	80.2%	78.6%

MA premium revenue for the three and nine months ended September 30, 2011 increased 13.7% and 8.4%, respectively, when compared to the same periods in 2010 and were mainly attributable to an increase in membership. Membership increased by approximately 14,000 members to 130,000 as of September 30, 2011, from 116,000 as of September 30, 2010. The increase in MA premium revenue and membership was attributable to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2010. MA gross margin did not materially change for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 due to an increase in the segment MBR. MA segment MBR increased by 2.2 percentage points and 1.6 percentage points for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in the 2011 MA MBRs was primarily due to the favorable reserve development we experienced in 2010 from the wind-down of our PFFS plans.

PDP Segment Results

PDP Segment Results Data:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Premium revenue	$265.6	$199.6	$803.7	$600.3
Medical benefits expense	196.3	143.0	699.1	506.8
Gross margin	$69.3	$56.6	$104.6	$93.5

PDP Membership	967,000	756,000

PDP MBR	73.9%	71.7%	87.0%	84.4%

        PDP premium revenue for the three and nine months ended September 30, 2011 increased 33.1% and 33.9%, respectively, when compared to the same periods in 2010. The increase in premium revenue during these periods were primarily the result of increased membership largely due to an increase in auto-assigned members resulting from our 2011 bids and the addition of one CMS region. Membership increased approximately 211,000 members from September 30, 2010 to September 30, 2011. PDP MBR for the three and nine months ended September 30, 2011 increased 2.2 percentage points and 2.6 percentage points, respectively, over the same periods in 2010 due to our bid results, member mix and higher utilization. We expect PDP membership and premium revenues to decline in 2012 as a result of our 2012 bid results, but are uncertain as to whether the change will be material.

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

Cash & Investment Positions

We currently believe that we will be able to meet our known monetary obligations, including the terms of the settlement agreements reached to resolve the government and Company investigations and related litigation, and maintain sufficient liquidity to operate our business. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. Further, there may be other potential adverse developments that could impede our ability to meet our obligations. The table below presents our cash and investment positions, excluding restricted investments, as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Cash and cash equivalents:	(In millions)
Regulated	$1,466.3	$1,168.9
Unregulated	321.4	190.6
	$1,787.7	$1,359.5

Investments:
Regulated:
Auction rate securities	$36.6	$40.2
Other	257.9	129.1
	$294.5	$169.3

Unregulated:
Auction rate securities	$2.3	2.3
Other	-	0.1
	2.3	$2.4
	$296.8	$171.7

        Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners, which occurred at September 30, 2011. Our unregulated cash and cash equivalents increased during the nine months ended September 30, 2011 primarily as a result of $147.7 million of net term loan proceeds and dividends received from certain of our regulated subsidiaries, offset in part by payments of certain investigation-related and litigation costs in connection with the resolution of certain class action complaints.

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation, which represents the amount of capital required to support the regulated entity’s business. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital requirements or other financial metrics. At September 30, 2011, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. We are operating the Kentucky Medicaid program from one of the insurance subsidiaries that previously offered PFFS plans. Consequently, we will not be obtaining an extraordinary dividend from this entity and we likely will need to contribute additional capital to this subsidiary in late 2011 or early 2012.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We have received approximately $62.0 million in dividends from certain of our regulated subsidiaries during the nine months ended September 30, 2011, which contributed to the increase in our unregulated cash position.

New Credit Agreement

On August 1, 2011, we entered into a $300.0 million senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Upon closing, we borrowed $150.0 million pursuant to the term loan facility and incurred approximately $2.5 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement.

Both the term loan and revolving credit facility are set to expire in August 2016. Subject to adjustment for prepayments, the term loan will amortize in quarterly installments of $1.9 million for the first four quarters, $3.8 million for the next eight quarters, $5.6 million for the next four quarters and $7.5 million for the next three quarters, with the remaining balance due upon maturity.

        Our term loan currently bears interest at 2.25%. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 1/2 of 1%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit agreement bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a minimum ratio of total debt to consolidated EBITDA (as defined in the Credit Agreement); (b) a minimum interest expense and principal repayment coverage ratio; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding.

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

We intend to use these funds to take advantage of any significant growth opportunities available to us. As of the date of this filing, the revolving credit facility has not been drawn upon and we remain in compliance with all covenants.

Issuance of Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016. These notes were issued in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class action complaints previously filed against us in 2007. Interest of $2,815 was accrued as of September 30, 2011 and was retroactive to May 2011. The first interest payment is due in December 2011 and the next ten interest payments are due semi-annually, thereafter. For further information regarding the subordinated notes, refer to Part I – Item 1 – Note 4 – Debt.

Auction Rate Securities

        As of September 30, 2011, $38.9 million of our long-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Although we had auction rate securities that were redeemed by the issuer during May 2011 at par in the amount of $4.5 million, auctions continued to fail during the nine months ended September 30, 2011.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Overview of Cash Flow Activities

For the nine months ended September 30, 2011 and 2010 our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2011	2010
	(In millions)
Net cash provided by (used in) operations	$319.0	$(72.0)
Net cash used in investing activities	(112.4)	(13.5)
Net cash provided by financing activities	221.5	18.3

Cash provided by (used in) Operations

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to resolving government investigations and related litigation. For the nine months ended September 30, 2011, cash provided by operations included $275.8 million in premium prepayments received from CMS and the Florida Agency for Health Care Administration for October premiums, a timing benefit to our cash flows related to $72.7 million of premiums estimated to be returned under the risk corridor provisions for our Part D products, partially offset by investigation-related and litigation resolution payments of $87.5 million.

Net cash used in operations in 2010 primarily reflects the pay down of outstanding claims associated with our exit from PFFS.

Cash used in Investing Activities

During the nine months ended September 30, 2011, cash used in investing activities primarily reflects our investment of proceeds provided by our term loan into higher yielding investment alternatives, which had a net impact totaling approximately $124.1 million, and purchases of software and equipment totaling approximately $30.8 million, partially offset by $42.6 million of proceeds from the maturities of restricted investments net of purchases.

Cash provided by Financing Activities

Included in financing activities are $147.7 million of proceeds from the issuance of the term loan, net of issuance costs, as well as funds held for the benefit of members, which increased approximately $74.1 million as of September 30, 2011. These funds represent reinsurance and low-income cost subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Contractual Obligations

In our 2010 Form 10-K, we reported our contractual obligations as of December 31, 2010. Since then, our estimate of the timing of our resolution for matters investigated by the Civil Division of the United States Department of Justice has been revised. For further information regarding the proposed settlement agreement related to this matter, please refer to Part I – Item 1 – Note 7 – Commitments and Contingencies. Upon closing of the Credit Agreement on August 1, 2011, we borrowed $150.0 million pursuant to the term loan facility. The term loan will expire in August 2016. In September 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112.5 million and a maturity date of December 31, 2016. These notes were issued in connection with the stipulation and settlement agreement to resolve the putative class action complaints previously filed against us in 2007. For further information regarding the Credit Agreement and the subordinated notes, refer above to New Credit Agreement and Issuance of Subordinated Notes. There have been no other material changes to our contractual obligations from the information we provided in our 2010 Form 10-K.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our 2010 Form 10-K. Our critical accounting estimates relating to premium revenue recognition, medical benefits payable and medical benefits expense, and the quantification of the sensitivity of financial results to reasonably possible changes in underlying assumptions used in such estimation, as well as assumptions relating to our impairment assessment of goodwill and intangible assets as of September 30, 2011, is discussed below.

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract by CMS and the states, although such adjustments are typically made at the commencement of each new contract renewal period. Annual rate changes are recorded when they become effective.

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

Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS require us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover, through our audits or otherwise, contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, or belong to a different health plan than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. The mounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $37.0 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively. The amounts due to government agencies for reconciling items were $7.7 million and $63.3 million at September 30, 2011 and December 31, 2010, respectively. The Georgia DCH has made premium adjustments in the current and preceding quarters retroactive to the beginning of the program in 2006 for overpayments related to a reconciliation of duplicate member records. In accordance with the policy stated above, we had previously identified and accrued an estimated liability for overpayments that we believe will be returned to Georgia DCH. Considering the adjustments to historical capitation premium rates that the Georgia DCH is making for the periods affected by duplicative enrollment, the net impact to premium revenue resulting from the adjustments was immaterial to our results of operations for the three and nine months ended September 30, 2011.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented. Our government contracts establish monthly rates per member that varies based on member demographics such as age, working status or medical history.

In certain states, including Georgia, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. During the three months ended September 30, 2011, we recognized approximately $14.1 million in premium revenue related to certain retrospective maternity claims from 2010 and earlier 2011 periods, following a recent change that the Georgia DCH made in its methodology for accepting qualifying maternity claims.

Minimum loss ratio requirement

        Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical expense (“minimum loss ratio requirement”), and to the extent that we expend less than the minimum loss ratio requirement, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency, and such amounts are included in our results of operations as adjustments to premium revenues. Our liability to states under their respective minimum medical expense provisions was $5.7 million as of September 30, 2011 and $10.7 million as of December 31, 2010.

Risk corridor

        The amount of premium relating to PDP coverage is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs estimated in our bids to CMS to our actual prescription drug costs. We estimate the amounts due to or from CMS for risk protection under the risk corridor provisions of our contract with CMS each period based on pharmacy claims experience to date as if the annual contract were to terminate at the end of the reporting period, and such amounts are included in our results of operations as adjustments to premium revenues. Our liability to CMS under the risk corridor provision was $72.7 million as of September 30, 2011 and $36.0 million as of December 31, 2010.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Our risk adjusted premiums receivable was $30.9 million as of September 30, 2011 and $56.4 million as of December 31, 2010.

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

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable has two main components: direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in Selling, general, and administrative expense. Medical benefits payable on our Consolidated Balance Sheets represents amounts for claims fully adjudicated awaiting payment disbursement and estimates for IBNR. The following table provides a reconciliation of the total medical benefits payable balances as of September 30, 2011 and December 31, 2010:
	September 30,	% of	December 31,	% of
	2011	Total	2010	Total
	(In millions)		(In millions)
Claims adjudicated, but not yet paid	$57.0	8%	$50.9	7%
IBNR	700.1	92%	692.1	93%
Total medical benefits payable	$757.1		$743.0

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of September 30, 2011 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the three months ended September 30, 2011 were decreased by 1%, our net income would decrease by approximately $45.8 million. If the completion factors were increased by 1%, our net income would increase by approximately $44.7 million.

       We record reserves for estimated claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.

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

For the nine months ended September 30, 2011, medical benefits expense was impacted by approximately $154.8 million of net favorable development related to prior years, of which $36.7 million was recorded in the third quarter of 2011. For the nine months ended September 30, 2010, medical benefits expense was impacted by approximately $39.1 million of net favorable development related to prior years, of which $6.9 million was recorded in the third quarter of 2010. The net favorable prior year development during the 2011 periods results primarily from unusually low utilization in our Medicaid segment. The net amount of prior period developments in 2010 was primarily attributable to the reduction of the provision for moderately adverse conditions resulting from the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernable in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. We review goodwill and intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as the discount factor and peer benchmarking, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We perform our annual impairment test during the third quarter of each year based on information available to us as of the second quarter, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. As of our most recent testing date, we assessed the book value of goodwill and other intangible assets and determined that the fair value of these assets exceeds its carrying value and noted no indications that would require additional impairment testing as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2011, we had cash and cash equivalents of $1,787.7 million, investments classified as current assets of $217.0 million, long-term investments of $79.9 million and restricted investments on deposit for licensure of $64.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2011, the fair value of our fixed income investments would decrease by approximately $1.5 million. Similarly, a 1% decrease in market interest rates at September 30, 2011 would increase the fair value of our investments by approximately $2.2 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

       The following information updates the disclosures set forth under Part I – Item 3 – Legal Proceedings in our 2010 Form 10-K. See also Part I – Item 1 – Note 7 – Commitments and Contingencies, of this Form 10-Q for additional information regarding legal proceedings.

Class Action Complaints

        In May 2011, the United States District Court for the Middle District of Florida (the “Federal Court”) entered an order approving the Stipulation and Agreement of Settlement (the “Stipulation Agreement”) entered into in December 2010 between us and a group of five public pension funds appointed by the Federal Court to act as lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No.8:07-cv-1940-VMC-EAJ.  As required by the Stipulation Agreement, in May 2011 we delivered to the escrow agent on behalf of the class, a $35.0 million non-negotiable, non-interest bearing promissory note that was payable and due in full on July 31, 2011. This amount was paid in full on July 28, 2011.

        The Stipulation Agreement also required, among other things, that we issue to the class tradable unsecured subordinated notes having an aggregate par value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016.  In June 2011, an individual stockholder filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) which was dismissed by the Appeals Court on August 17, 2011.  This appeal delayed the time for issuance of the $112.5 million in notes, which we issued on September 30, 2011.

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

We have substantial debt obligations that could restrict our operations.

       On August 1, 2011, we entered into a $300.0 million credit agreement that provides for a senior secured term loan facility in the amount of up to $150.0 million and a senior secured revolving loan facility of up to $150.0 million. In September 2011, we issued tradable unsecured subordinated notes that have an aggregate par value of $112.5 million. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

Restrictions and covenants on our debt obligations may limit our growth capabilities and our ability to declare dividends. Failure to comply with covenants could result in our indebtedness being immediately due and payable.

        Our credit agreement and subordinated notes contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

If we encounter unforeseen operational challenges relating to our new business, or the program itself is not successful or we do not timely implement our newly-awarded contract, our business could be adversely affected.

The Medicaid managed care program in Kentucky is new for both the Company and the commonwealth and such new programs present both opportunities and risks for us.  When a state implements a new managed care program, there is a greater potential for unanticipated impacts on the health plan than with established programs.  In November 2011, we began providing services under our newly-awarded contract to Kentucky Medicaid beneficiaries. This expedited timeframe for implementation increases the risk that we may not be able to satisfactorily meet all contractual requirements in a timely manner.  For example, our ability to successfully implement this contract may depend on, among other things, our ability to attract, train and retain a significant number of skilled associates, and our ability to implement our operational systems on a timely basis.  Failure to pass such a review may be deemed a default which, if it remains uncured, may subject us to certain sanctions including contract termination or liquidated damages equal to ten percent of our monthly capitation payment under the Kentucky contract.  Medicaid managed care operations vary from state to state as a result of variations in program design, covered benefits, health plan requirements and other factors.  These variations add to the complexity of our business and increase the risk of unforeseen operational challenges associated with the new business, noncompliance with contractual requirements with which we do not yet have experience and similar risks.  The expedited timeframe in which the Kentucky program has been implemented increases these risks.  Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan.  Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.  When a state implements a new managed care program, such as in Kentucky, there is a greater potential for unanticipated impacts on the health plan than with established programs.  If we are unable to manage the contract implementation process effectively, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended September 30, 2011 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program.  However, during the quarter ended September 30, 2011, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock.  The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	4,733	$49.60(2)	N/A	N/A
August 1, 2011 through August 31, 2011	1,272	$42.27(3)	N/A	N/A
September 1, 2011 through September 30, 2011	491	$43.99(4)	N/A	N/A
Total during quarter ended September 30, 2011	6,496	$44.77(5)	N/A	N/A
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

(2)	The weighted average price paid per share during the period was $54.27.
(3)	The weighted average price paid per share during the period was $41.78.
(4)	The weighted average price paid per share during the period was $44.09.
(5)	The weighted average price paid per share during the period was $50.52.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 44 hereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 2, 2011.

WELLCARE HEALTH PLANS, INC.

By:	/s/Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Indenture dated September 30, 2011 between WellCare Health Plans, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee †
4.3	Tradable unsecured subordinated note issued by the Registrant on September 30, 2011 pursuant to the Indenture †
10.1	Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, collectively, as the joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as syndication agent	8-K	August 3, 2011	10.1
10.2	Pledge and Security Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement)	8-K	August 3, 2011	10.2
10.3	Amendment No. 1 to Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the State of Florida, Agency for Health Care Administration †
10.4	Amendment # 1 to Contract to Provide Comprehensive Medical Services among HealthEase of Florida, Inc., WellCare of Florida, Inc., and the Florida Healthy Kids Corporation	8-K	September 7, 2011	10.2
10.5	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 13, 2011	10.1

10.6
Form of Contract between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491) and (k) WellCare of New York, Inc. (H3361)
		8-K	October 13, 2011	10.2
10.7	2012 Benefit Attestation to Contract H0117 between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	October 13, 2011	10.3
10.8	2012 Benefit Attestation to Contract H0712 between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	October 13, 2011	10.4
10.9	2012 Benefit Attestation to Contract H0913 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance Plans of New Jersey, Inc.	8-K	October 13, 2011	10.5
10.10	2012 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 13, 2011	10.6
10.11	2012 Benefit Attestation to Contract H1112 between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	October 13, 2011	10.7
10.12	2012 Benefit Attestation to Contract H1216 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri	8-K	October 13, 2011	10.8
10.13	2012 Benefit Attestation to Contract H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	October 13, 2011	10.9
10.14	2012 Benefit Attestation to Contract H1416 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	October 13, 2011	10.10
10.15	2012 Benefit Attestation to Contract H1903 between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	October 13, 2011	10.11
10.16	2012 Benefit Attestation to Contract H2491 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	October 13, 2011	10.12
10.17	2012 Benefit Attestation to Contract H3361 between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	October 13, 2011	10.13

10.18
Form of Medicare Mark License Agreement between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491), (k) WellCare of New York, Inc. (H3361) and (l) WellCare Prescription Insurance, Inc. (S5967)
		8-K	October 13, 2011	10.14
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.