Form 10-K
period 2011-12-31
WELLCARE HEALTH PLANS, INC.
filed 2012-02-15
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2011 was approximately $2,181,394,000 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

As of February 10, 2012, there were outstanding 42,849,583 shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the “Company,” “WellCare,” “we,” “our,” and “us” in this Annual Report on Form 10-K for the fiscal year ended  December 31, 2011 (the “2011 Form 10-K”) refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this 2011 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2011 Form 10-K entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

From time to time, at the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

PART I

Item 1. Business.

Overview

We provide managed care services exclusively to government-sponsored health care programs, serving approximately 2.6 million members as of December 31, 2011. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Through our licensed subsidiaries, as of December 31, 2011, we operated our Medicaid health plans in eight states, which are Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”) in 119 counties across 12 states, which are Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. Effective January 1, 2012, we have expanded our MA plans to a total of 138 counties, but no longer offer MA plans in Indiana. We also operate a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia.

All of our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, which we offer under the name ‘Ohana. Conversely, we offer our Medicaid plans under a number of brand names depending on the state, consisting of the Staywell and HealthEase brands in Florida, the ‘Ohana brand in Hawaii, the Harmony brand name in Illinois and Missouri and the WellCare brand name in Georgia, Kentucky, New York and Ohio.

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

Membership Concentration

The following table sets forth, as of December 31, 2011, a summary of our membership for our lines of business in each state in which we have more than 5% of our total membership as well as all other states in the aggregate.

		Medicare Membership		Total	Percent of Total
State	Medicaid	MA	PDP	Membership	Membership

Georgia	562,000	11,000	34,000	607,000	23.7%
Florida	404,000	64,000	41,000	509,000	19.9%
California	—	—	282,000	282,000	11.0%
Illinois	133,000	10,000	22,000	165,000	6.4%
Kentucky	129,000	—	15,000	144,000	5.6%
New York	79,000	22,000	37,000	138,000	5.4%
All other states(1)	144,000	28,000	545,000	717,000	28.0%
Total	1,451,000	135,000	976,000	2,562,000	100.0%

(1)	Represents the aggregate of all states constituting individually less than 5% of total membership.

Business Strategy

We are a leading provider of managed care services to government-sponsored health care programs, serving approximately 2.6 million members nationwide. We operate exclusively within the Medicare, Medicaid and Medicaid-related programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access to these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

We have defined three long-term strategic priorities: improving health care quality and access, achieving a competitive cost structure for administrative and medical expenses, and delivering prudent, profitable growth. We will continue our focus on these priorities in 2012.

Improving health care quality and access

We work closely with providers and government clients to further enhance health care delivery and improve the quality of, and access to, health care services for our members. We are focused on preventive health, wellness and care management programs that help governments provide quality care within their fiscal constraints and present us with long-term opportunities for prudent and profitable growth.

Achieving a competitive cost structure for administrative and medical expenses

Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives, focusing on ensuring a competitive cost structure in terms of both administrative and medical expenses. We continually assess opportunities to improve the efficiency and effectiveness of our administrative processes in order to achieve our long-term target of an administrative expense ratio in the low 10% range based on our current business and geographic mix. In addition, as part of our medical expense initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives.

Delivering prudent and profitable growth

Our strategy for growth primarily entails entering new markets to pursue attractive opportunities for our product lines and may include an assessment of potential acquisitions that would complement our strategy, existing geographic markets, and product mix. After establishing a presence, we leverage that infrastructure to further establish our presence in the marketplace to pursue geographic expansion, product expansion or both.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have occurred during 2011 and through the date of the filing of this 2011 Form 10-K.

Health care quality and access initiatives

•
Our Florida, Georgia and Missouri health plans have received accreditation from nationally-recognized, independent organizations that measure health plans’ commitment to high-quality care, effective management, and accountability. We remain dedicated to our long-term target of attaining accreditation for all of our health plans.

•
Another indicator of our ongoing work on quality was the finalization in 2011 of our Healthcare Effectiveness Data and Information Set (“HEDIS”) measures for 2010, which showed broad-based improvement across our lines of business.

•
During the 2011 third quarter, we successfully completed an upgrade of our core operating systems. This new technology will enable further progress in our work to improve service and productivity, and positions us to comply with future regulatory changes, such as the implementation of Centers for Medicare and Medicaid Services' ("CMS") ICD-10. The upgrade will also support our health care quality and access initiatives.

•
During the fourth quarter of 2011, we implemented in several of our markets a provider incentive initiative for closing care gaps inherent to the health care system. This initiative resulted in well over fifteen thousand member experiences to drive improvement in the quality of care. This work follows on the successful launch in June 2011 of new customer service tools to support more intensive management of care gaps, which has resulted in over forty-five thousand member education sessions, many involving real time appointment setting with our providers.

Achieving a competitive cost structure

•
In 2011, through continued organizational and process refinements, we achieved a 60 basis point reduction in our selling, general and administrative (“SG&A”) expense ratio excluding investigation-related and litigation costs (as defined in Part II, Item 7, Results of Operations/Summary of Consolidated Financial Results/Selling, general and administrative expenses).

•
Additionally, as part of our medical expense initiatives, we have implemented provider contracting and case and disease management initiatives that have contributed meaningfully to a year-over-year reduction in the Medicaid medical benefits ratio (“MBR”), which measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. In the case of MA, these initiatives have moderated the year-over-year increase in MBR.

Delivering prudent and profitable growth

•
In January 2012, Hawaii’s Department of Human Services selected us to serve the state’s QUEST Medicaid program, which covers beneficiaries of Hawaii’s Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Programs (“CHIP”), as well as other eligible beneficiaries across Hawaii. This is an expansion of Hawaii’s Medicaid program into managed care, where we currently serve approximately 24,000 aged, blind and disabled (“ABD”) beneficiaries. We are one of five health plans selected to serve approximately 230,000 QUEST beneficiaries across the state. Beneficiaries of the QUEST program include low-income individuals, families and children who are not aged, blind or disabled. Services are expected to begin on or about July 1, 2012, and we will coordinate medical, behavioral and pharmacy services with a focus on improving health care access and the quality of care. With this new award, we become Hawaii’s only health plan to provide QUEST, QUEST Expanded Access and Medicare Advantage services across all six islands. We are unable to estimate our expected additional membership at this time.

•
Effective January 1, 2012, we have expanded the geographic footprint of our MA plans by 19 counties to a total of 138 counties. These expansions occurred within our existing states. In addition, we now offer special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid in all of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members. MA membership as of January 1, 2012 was approximately 146,000, an increase from 135,000 as of December 31, 2011. We expect MA segment membership to continue to grow during the remaining months of 2012.

•
Effective October 1, 2011, Ohio and New York implemented changes to their administration of prescription drug coverage for their Medicaid managed care enrollees. Pharmacy benefits that had been previously administered by these states are now being offered through health plans. This change resulted in additional revenue of approximately $28 million in 2011 and is expected to result in approximately $110.0 million to $120.0 million in additional revenue on an annual basis.

•
During the 2011 third quarter, the Kentucky Cabinet for Health and Family Services awarded us a contract to serve the Commonwealth of Kentucky's (Kentucky's) Medicaid program in seven of Kentucky's eight regions. We began serving Kentucky Medicaid beneficiaries across these seven regions on November 1, 2011. As of February 1, 2012, we provide health care services to 146,000 members in Kentucky. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible beneficiaries in Kentucky’s TANF, CHIP and ABD programs. We are currently projecting the program will generate between $575 million and $600 million in premium revenue for 2012.

•
During the fourth quarter of 2011, we expanded into four new Florida counties and are currently providing Medicaid services to an additional 16,000 Medicaid members. As a result, we now serve 36 counties in the State of Florida, and are one of the largest Medicaid plans in that state.

New credit agreement

In August 2011, we entered into a $300.0 million senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Both the term loan and revolving credit facility expire in August 2016. Effective upon closing, we borrowed $150.0 million pursuant to the term loan facility. This new credit agreement replaces our previous $65.0 million credit agreement, which was never drawn upon. Our new credit agreement provides liquidity in support of the significant growth opportunities available to us. In particular, additions to statutory capital may be needed for new markets, such as the new Hawaii and Kentucky Medicaid programs, or markets experiencing significant growth. For further information regarding the new credit agreement, refer to New Credit Agreement under Liquidity and Capital Resources in Part II-Item 7 and in Part IV—Item 15(c) Financial Statements—Note 10—Debt.

General Economic and Political Environment

The U.S. health care economy currently comprises approximately 18% of U.S. gross domestic product according to the President’s Council of Economic Advisers. We expect overall spending on health care in the U.S. to continue to rise due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

According to CMS, of the total population, approximately 118 million people were covered by publicly funded health care programs as of July 31, 2010, the date of the most recent information published by CMS. Included in this population were approximately 63 million people covered by the joint state and federally funded Medicaid program; approximately 47 million people covered by the federally funded Medicare program; and approximately 8 million people covered by the joint state and federally funded CHIP program. In 2011, projected Medicare spending was $551 billion and estimated Medicaid and CHIP spending was $427 billion. Two-thirds of Medicaid funding in 2011 came from the federal government, with the remainder coming from state governments.

Due to the Medicaid expansion provisions under the federal health care reform legislation passed in March 2010 (as discussed below), it is projected that Medicaid expenditures will increase an additional $455 billion through 2019. Approximately 95% of these additional costs will be paid for by the federal government. Medicaid continues to be one of the fastest-growing and largest components of states' budgets. According to a report by the National Association of State Budget Officers in December 2011, Medicaid spending currently represents nearly 25%, on average, of a state's budget and grew 10% in 2011. Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating more need and competing for funding with other state needs. As Medicaid consumes more and more of the states' limited dollars, states must either increase their tax revenues or reduce their total costs. Since states are limited in their ability to increase their tax revenues, states often look to reduce costs by reducing funds allotted for Medicaid or finding ways to control rising Medicaid costs, which may include reducing premium rates or imposing further restrictions on beneficiary eligibility. We believe that the most effective way to control rising Medicaid costs is through managed care.

States have traditionally provided Medicaid benefits using a fee-for-service system. However, states are now more frequently implementing a managed care delivery system for Medicaid benefits. In a managed care delivery system, people get most or all of their Medicaid services from an organization under contract with the state. According to CMS as of July 31, 2010, almost 50 million people receive benefits through some form of managed care, either on a voluntary or mandatory basis. States can allow people to voluntarily enroll in a managed care program, but more frequently, states require people to enroll in a managed care program. With the passage of health care reform legislation (as discussed below), states will expand coverage under the Medicaid program to an estimated 18 to 20 million additional people. Expansion of Medicaid is likely to increase the number of people enrolled in, and the amount of spending for, managed care. Accordingly, the opportunity for growth in managed care may be significant.

The political environment is uncertain. The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system, including pending efforts in the U.S. Congress to repeal, amend or restrict funding for various aspects of the federal health care reform legislation and pending litigation challenging the constitutionality of certain aspects of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”).

Going forward, we expect the U.S. Congress to continue its close scrutiny of each component of the Medicare program (including Medicare Part D drug benefits) and possibly seek to limit the private insurers’ role. For example, the federal government may seek to negotiate drug prices for PDPs and MA-Prescription Drug Plans, a function currently performed by plan sponsors.

We also expect state legislatures to continue to focus on the impact of health care reform and state budget deficits in 2012. Many states are proposing or implementing strategies that will significantly change their current Medicaid programs. These changes include moving programs, such as ABD, into managed care; expanding existing Medicaid programs to provide coverage to those who are currently uninsured; re-procurement of existing managed care programs; and mandating minimum medical benefit ratios. We cannot predict the outcome of any Congressional oversight or any state legislative activity, or predict what provisions legislation or regulation will contain in any state or what effect the legislation or regulation will have on our business operations or financial results, any of which could adversely affect us.

Health Care Reform

In March 2010, the 2010 Acts became law and enacted significant reforms to various aspects of the U.S. health insurance industry. Financing for these reforms will come, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. While regulations and interpretive guidance on some provisions of the 2010 Acts have been issued to date by the Department of Health and Human Services (“HHS”), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners (“NAIC”), there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impacts of the legislation on our overall business, which we expect to occur over the next several years.

The 2010 Acts include a number of changes to the way MA plans will operate, such as:

•
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a MA plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits until the following annual enrollment period. Beginning with the 2012 plan year, the 2010 Acts changed the annual enrollment period, which for 2012 began on October 15, 2011 and ended on December 7, 2011. Previously, open enrollment was from November 15 to December 31. Also, beginning on January 1, 2011, the 2010 Acts began mandating that persons enrolled in MA may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service rather than another MA plan. Prior law allowed a member to disenroll during the first 90 days of the year and enroll in another MA plan.

•
Reduced Medicare Premium Rates. MA payment benchmarks for 2011 were frozen at 2010 levels and, beginning in 2012, cuts to MA plan payments will begin to take effect (plans will receive a range of 95% of Medicare fee-for-service costs in high-cost areas to 115% of Medicare fee-for-service costs in low-cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for PDPs began to incrementally close.

•
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of certain quality performance measures (“Star Ratings”). Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three star plans for a three-year period through 2014. Notwithstanding successful efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

•
Minimum MLRs. Beginning in 2014, the 2010 Acts require the establishment of a minimum medical loss ratio (“minimum MLR”) of 85% for the amount of premiums to be expended on medical benefits for MA plans. In November 2010 and December 2011, HHS issued rules clarifying the definitions and minimum MLR requirements for certain commercial health plans, but has not issued rules or guidance specific to MA plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan's total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). However, there can be no assurance that CMS will interpret the minimum MLR requirement in the same manner for MA plans.

With respect to PDPs, in 2010, a rebate of $250 was provided by CMS for beneficiaries reaching the "coverage gap" (i.e., the dollar threshold at which an individual has to pay full price for his or her medications). In addition, beneficiaries reaching the coverage gap receive a 50% discount on brand-name drugs. Thereafter, on a gradual basis, the coverage gap will be closed by 2020, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our PDPs.

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. The reforms expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

Additionally, the 2010 Acts will impose insurance industry assessments, including an annual premium-based assessment ($8 billion levied on the insurance industry in 2014 with increasing annual amounts thereafter), which will not be deductible for income tax purposes.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the 2010 Acts. States have independently proposed health insurance reforms and are challenging certain aspects of the 2010 Acts in federal court. The United States Supreme Court is scheduled to hear oral arguments on certain aspects of these cases in mid-2012, including the constitutionality of the individual mandate. Proceedings could last for an extended period of time and we cannot predict the outcome. Congress may also withhold the funding necessary to fully implement the 2010 Acts or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the 2010 Acts and adjustments to their offerings, if any, could have a meaningful impact on the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that regulations related to the 2010 Acts, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, it may have a material adverse effect on our results of operations, financial position, and cash flows.

Segments

We have three reportable operating segments: Medicaid, MA and PDP, which are within our two main business lines: Medicaid and Medicare. Membership by segment, and as a percentage of consolidated totals, is as follows:

	For the Years Ended December 31,
	2011		2010		2009
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total

Medicaid	1,451,000	56.6%	1,340,000	60.3%	1,349,000	58.1%
MA	135,000	5.3%	116,000	5.2%	225,000	9.7%
PDP	976,000	38.1%	768,000	34.5%	747,000	32.2%
Total	2,562,000	100.0%	2,224,000	100.0%	2,321,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows:

	For the Years Ended December 31,
	2011		2010		2009
Segment	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total

Medicaid	$3,581.5	58.7%	$3,308.8	60.9%	$3,256.8	47.4%
MA	1,479.8	24.3%	1,336.1	24.6%	2,775.4	40.4%
PDP	1,036.8	17.0%	785.3	14.5%	835.1	12.2%
Total	$6,098.1	100.0%	$5,430.2	100.0%	$6,867.3	100.0%

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of TANF programs, Supplemental Security Income (“SSI”) programs, ABD programs and state-based programs that are not part of the Medicaid program, such as CHIP and Family Health Plus (“FHP”) programs for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

The Medicaid programs and services we offer to our members vary by state and county and are designed to serve effectively our constituencies in the communities in which we operate. Although our Medicaid contracts determine, to a large extent, the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and long term care.

In general, members are required to use our network to receive care, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs. In addition, members generally must receive a referral from their primary care providers (“PCPs”) in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicaid Membership

The following table summarizes our Medicaid segment membership by line of business.

	As of December 31,
	2011	2010	2009
Medicaid
TANF	1,159,000	1,085,000	1,094,000
CHIP	162,000	168,000	163,000
SSI and ABD	115,000	77,000	79,000
FHP	15,000	10,000	13,000
Total	1,451,000	1,340,000	1,349,000

For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we are operating in five of the ten largest membership states. We received over 10% of our consolidated premium revenue in 2011, 2010 and 2009, individually, from the States of Georgia and Florida.

The following table summarizes our Medicaid segment membership for the State of Georgia, the State of Florida and all other states.

	As of December 31,
	2011	2010	2009
Medicaid
Georgia	562,000	566,000	546,000
Florida	404,000	415,000	425,000
All other states*	485,000	359,000	378,000
Total	1,451,000	1,340,000	1,349,000

*	“All other states” consists of Hawaii, Illinois, Missouri, New York, Ohio and, in 2011 only, Kentucky.

Medicaid Segment Revenues

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium per member per month (“PMPM”) pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally recognize premium revenue during the period in which we are obligated to provide such services to our members and receive premium payments during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states. For example, the Georgia Department of Community Health (“Georgia DCH”) has recently informed us that it is delaying the payment of certain premiums for as much as $300 million during the first quarter of 2012, and plans to restore these payments during the second quarter of 2012.  Payments have already been delayed in January 2012 and February 2012 to date and if the delays continue through March 2012 as planned, our consolidated operating cash flow for the first quarter of 2012 will be materially impacted. However, at this time, the delays are considered to be a timing issue and we have adequate liquidity to manage the delays. We expect our programs in Georgia and elsewhere will continue to operate as they have historically. In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. Some contracts allow for additional premium related to certain supplemental services provided, such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data. Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

The following table sets forth information relating to the premium revenues received from the State of Florida and the State of Georgia, as well as all other states on an aggregate basis.

	For the Years Ended December 31,
	2011		2010		2009
State	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue

Georgia	$1,483.0	41.4%	$1,374.7	41.6%	$1,330.1	40.8%
Florida	881.1	24.6%	889.7	26.9%	916.7	28.2%
All other states*	1,217.4	34.0%	1,044.4	31.5%	1,010.0	31.0%
Total	$3,581.5	100.0%	$3,308.8	100.0%	$3,256.8	100.0%

*	“All other states” consists of Hawaii, Illinois, Missouri, New York, Ohio and, in 2011 only, Kentucky.

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical services, and to the extent that we expend less than the minimum percentage of the premiums on eligible medical service, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Our Medicaid contracts with government agencies have terms of between one and four years with varying expiration dates. We currently provide Medicaid plans under 14 separate contracts: five contracts in New York, three contracts in Florida and one contract each in Georgia, Hawaii, Illinois, Kentucky, Missouri and Ohio.

The following table sets forth the terms and expiration dates of our Medicaid contracts with the State of Florida and the State of Georgia, the two states that each accounted for greater than 10% of our consolidated premium revenue during 2011, 2010 and 2009.

State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	• Staywell Medicaid	3-year term	August 31, 2012
Florida	• HealthEase Medicaid	3-year term	August 31, 2012
Florida	• Healthy Kids*	1-year term with 1 one-year renewal (1)	September 30, 2012
Georgia	• Medicaid and PeachCare for Kids*	1-year term with 8 one-year renewals (2)	June 30, 2012
____________

*	Florida Healthy Kids and Georgia PeachCare for Kids are CHIP programs
(1)	Our Florida Healthy Kids contract commenced in October 2010. In September 2011, the contract was amended to renew the term for an additional year.
(2)
Our Georgia contract commenced in July 2005 and was amended in December 2011 to provide two additional one-year option terms, exercisable by the Georgia DCH, which potentially extends the total term until June 30, 2014.

Medicare

Medicare is a federal health insurance program that provides eligible persons age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A-D.

•
Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

•
Part B—Benefits for medically necessary services and supplies including outpatient care, doctor’s services, physical or occupational therapists and home health care are provided under Part B. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to an annual deductible.

The Part A and B programs are referred to as Original Medicare. As an alternative to Original Medicare, in geographic areas where a managed care organization has contracted with CMS pursuant to the MA program, Medicare beneficiaries my choose to receive benefits from a MA organization under Medicare Part C.

•
Part C—Under the MA program, private plans provide benefits to enrollees that are at least comparable to those offered under Original Medicare and can include prescription drug coverage. Part C benefits are provided through private health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and private fee-for-service (“PFFS”) plans.  MA plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

•
Part D—Under Part D, prescription drug benefits are offered by MA plans and stand-alone PDP plans to individuals eligible for benefits under Part A and/or enrolled in Part B.  Plans can include varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance.

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons. These benefits are provided through our MA and PDP plans in exchange for contractual risk-adjusted payments received from CMS. These programs are administered by CMS.

Medicare Advantage (MA)

Our MA segment consists of MA plans, which, following our exit from the PFFS product on December 31, 2009, is comprised of coordinated care plans (“CCPs”). MA is Medicare’s managed care alternative to Original Medicare, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans. See “Prescription Drug Plans” below for a complete description of this coverage.

We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

Some of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers, except in specific cases such as emergencies, transition of care or when specialty providers are unavailable in our network to meet their medical needs. MA CCP members may see an out-of-network specialist if they receive a referral from their PCP and may pay incremental cost-sharing. We also offer D-SNPs for those who are dually-eligible for Medicare and Medicaid in all of our MA markets. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

PFFS Plan Exit

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) revised requirements for MA PFFS plans. In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis. As we did not have provider networks in the majority of markets where our PFFS plans were offered and given the costs associated with building the required networks, we did not renew our contracts to participate in the PFFS program for the 2010 plan year, resulting in a loss of approximately 95,000 members. The PFFS line of business shared resources with other lines of business including physical facilities, employees, marketing, and market distribution systems.

MA Membership

As of December 31, 2011, 2010 and 2009, we had approximately 135,000, 116,000 and 225,000 MA members, respectively. In our MA segment, we have just one customer, CMS, from which we receive substantially all of our MA segment premium revenue. Membership as of January 1, 2012 was approximately 146,000, an increase from the 135,000 as of December 31, 2011. At this time, we expect MA segment membership to continue to grow during the remaining months of 2012.

MA Segment Revenues

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented.

MA premium revenue for the year ended December 31, 2011, 2010 and 2009 was approximately $1,480.0 million, $1,336.0 million and $2,776.0 million, respectively. We currently offer MA plans under separate contracts with CMS for each of the states in which we offer such plans. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable by the parties; our current MA contracts expire on December 31, 2012.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each member. This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for Medicare members with predictably higher costs. Diagnosis data from various sources are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the “Final CMS Settlement”). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to MA premium revenue.

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

The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us. While our experience to date has not resulted in a material refund, future refunds could be significant, which would reduce our premium revenue in the year that CMS determines repayment is required.

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

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2012 and beyond.

Prescription Drug Plans (PDPs)

Effective January 1, 2006, private insurers under contract with CMS were permitted to sponsor insured stand-alone PDPs pursuant to Part D, which was established in 2003 by the Medicare Modernization Act (“MMA”). We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D prescription drug coverage to Medicare-eligible beneficiaries through our PDP segment. The Medicare Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

The Medicare Part D prescription drug benefit is available to MA enrollees as well as Original Medicare enrollees. Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage, select a stand-alone PDP or forego Part D coverage. Dually-eligible beneficiaries, and certain beneficiaries who qualify for the low-income subsidy (“LIS”) but do not enroll themselves in a PDP, are automatically assigned to a plan by CMS. These assignments are made amongst those PDPs which submitted bids below the applicable regional benchmarks for standard plans.

As discussed above, we also offer Part D coverage as a component of our MA plans. Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies the plan sponsor of its decision not to renew by May 1 of the current contract year, or the plan sponsor notifies CMS of its decision not to renew by the first Monday in June of the contract year.

PDP Membership

As of December 31, 2011, 2010 and 2009, we had approximately 976,000, 768,000 and 747,000 PDP members, respectively. Membership as of January 1, 2012 was approximately 900,000, a decrease of approximately 7% from 976,000 as of December 31, 2011 due to our 2012 bids being below the benchmark in five of the 34 CMS regions and within the de minimus range of the benchmark in 17 other regions. During 2011, our PDPs were below the benchmark in 20 regions and within the de minimus range in eight other regions. The Company anticipates PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.

PDP Segment Revenues

Prescription drug benefits under Part D are provided on both a stand-alone basis and also in connection with our MA plans. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries. The recognition of the premium and subsidy components under Part D is described below:

Member Premium—We receive a monthly premium from members based on the plan year bid we submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish a reserve for member premium that is past due that reflects our estimate of the collectability of the member premium.

CMS Direct Premium Subsidy—Represents monthly premiums from CMS based on the plan year bid submitted by plan sponsors to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS. Refer to the "Risk Adjusted Premiums" section under the "Medicare Advantage (MA)” segment discussion above for a more detailed description of risk-adjusted premiums.

Low-Income Premium Subsidy—For qualifying LIS members, CMS pays for some or all of the LIS member’s monthly premium. The CMS payment is dependent upon the member's income level, which is determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy (LICS)—For qualifying LIS members, CMS reimburses plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid submitted by plan sponsors to CMS. Following the plan year, CMS performs an annual reconciliation of the LICS received by the plan sponsor to the actual amount paid by the plan sponsor.

Catastrophic Reinsurance Subsidy—CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid submitted by plan sponsors to CMS. Following the plan year, CMS performs an annual reconciliation of the catastrophic reinsurance subsidy received by the plan sponsor to the actual amount paid by the plan sponsor.

Coverage Gap Discount Subsidy—Beginning in 2011, CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. Following the plan year, CMS performs an annual reconciliation of the prospective discount payments received by the plan sponsor to the cost of actual manufacturer discounts made available to each plan sponsor’s enrollees under the program.

Low-income cost sharing, catastrophic reinsurance subsidies and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activity in our consolidated statements of cash flows. After the close of the annual plan year, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in the plan year bid, to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to plan sponsors, and variances of more than 5% below the target amount will require plan sponsors to refund to CMS a portion of the premiums received. Historically, we have not experienced material adjustments related to the CMS settlement of the prior plan year risk corridor estimate.

PDP premium revenue for the year ended December 31, 2011, 2010 and 2009 was approximately $1,037.0 million, $785.0 million and $835.0 million, respectively. We offer our PDPs under a single contract with CMS, which has a term of one year expiring on December 31, 2012 and is renewable by the parties.

Provider Networks

We contract with a wide variety of health care providers to provide our members with access to medically-necessary services. Our contracted providers deliver a variety of services to our members, including: primary and specialty physician care; laboratory and imaging; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

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

PCPs play an important role in coordinating and managing the care of our Medicaid and MA CCP members. This coordination includes delivering preventive services as well as referring members to other providers for medically-necessary services. PCPs are typically trained in internal medicine, pediatrics, family practice, general practice or, in some markets, obstetrics and gynecology. In rare instances, a physician trained in sub-specialty care will perform primary care services for a member with a chronic condition.

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

Our typical professional hospital and ancillary agreements provide for coverage of medically-necessary care and, in general, have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be cancelled by either party, without cause, usually upon 90 days written notice. In some cases a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

Facility, pharmacy, dental, vision and behavioral health contracts cover medically-necessary services and, under some of our plans, enhanced benefits. These contracts typically have terms of one to four years. These agreements may also automatically renew at the end of the contract period unless otherwise specified in writing by either party. During the contract period, these agreements typically can be terminated without cause upon written notice by either party, but the notification period may range from 90 to 180 days and early termination may subject the terminating party to financial penalties.

The contract terms require providers to participate in our quality improvement and utilization review programs, which we may modify from time to time. Providers must also adhere to applicable state and federal regulations.

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

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and level of medical treatment provided to our members to help improve the quality of care being provided and comply with regulatory reporting requirements. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to, in most instances, set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance.

PCPs in our MA CCP products and, in limited instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align the interests of the PCPs with ours. PCPs participating in specialized risk arrangements cover 80% and 24% of our MA and Medicaid membership, respectively, as of December 31, 2011. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the applicable fee-for-service program. For the year ended December 31, 2011 and 2010, approximately 12% and 13%, respectively, of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 88% and 87%, respectively, were on a fee-for-service basis. During the years ended December 31, 2011 and 2010, approximately 15% and 17%, respectively, of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 85% and 83%, respectively, were on a fee-for-service basis.

Facilities

Inpatient services are sometimes reimbursed as a fixed global payment for an admission based on the associated diagnosis related group, or DRG, as defined by CMS. In many instances, certain services, such as implantable devices or particularly expensive admissions, are reimbursed as a percentage of hospital charges either in addition to, or in lieu of, the DRG payment. Certain facilities in our networks are reimbursed on a negotiated rate paid for each day of the member’s admission, known as a per diem. This payment varies based upon the intensity of services provided to the member during admission, such as intensive care, which is reimbursed at a higher rate than general medical services.

Facility Outpatient Services

Facility outpatient services are reimbursed either as a percentage of charges or based on a fixed-fee schedule for the services rendered, in accordance with ambulatory payment groups or ambulatory payment categories, both as defined by CMS. Outpatient services for diagnostic imaging are reimbursed on a fixed-fee schedule as a percentage of the applicable Medicare or Medicaid fee-for-service schedule or a capitation payment.

Ancillary Providers

       Ancillary providers, who provide services such as laboratory services, home health, physical, speech and occupational therapy, and ambulance and transportation services, are reimbursed on a capitation or fee-for-service basis.

Pharmacy Services

        Pharmacy services are reimbursed based on a fixed fee for dispensing medication and a separate payment for the ingredients. Ingredients produced by multiple manufacturers are reimbursed based on a maximum allowable cost for the ingredient. Ingredients produced by a single manufacturer are reimbursed as a percentage of the average wholesale price. In certain instances, we contract directly with the sole-source manufacturer of an ingredient to receive a rebate, which may vary based upon volumes dispensed during the year.

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

Member Recruitment

       Our member recruitment and marketing efforts for both Medicaid and Medicare members are heavily regulated by state agencies and CMS. For many products, we rely on the auto-assignment of members into our plans, including our PDP plan. The auto-assignment of a beneficiary into a health or prescription drug plan generally occurs when that beneficiary does not choose a plan. The agency with responsibility for the program determines the approach by which a beneficiary becomes a member of a plan serving the program. Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently include a plan’s rates, the outcome of a bidding process, quality scores or similar factors. For example, CMS auto-assigns PDP members based on whether a plan’s bids during the annual renewal process are above or below the CMS benchmark. In most states, our Medicaid health plans benefit from auto-assignment of individuals who do not choose a plan but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary’s previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan’s quality or performance status, a plan’s network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region.

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

        Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by MA plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans and providing information about eligibility requirements. The activities of our independently-licensed insurance agents are also regulated by CMS.

       We also employ our own sales force and contract with independent, licensed insurance agents to market our MA and PDP products. We have continued to expand our use of independent agents whose cost is largely variable in nature and whose engagement is more conducive to the shortened Medicare selling season and the elimination of the open enrollment period. We also use direct mail, mass media and the internet to market our products.

        Enrollment in our PDPs is impacted by the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. For example, based on the outcome of our 2012 PDP bids, our plans are below the benchmarks in five of the 34 CMS regions and within the de minimus range of the benchmark in 17 other CMS regions. Comparatively, in 2011, our prescription drug plans were below the benchmarks in 20 regions and within the de minimus ranges in eight other regions. We have retained our previously auto-assigned members in the 17 regions where we bid within the de minimus range. However, as of January 1, 2012 we are no longer auto-assigned new members in those regions. In addition, in the 12 regions in which we bid above the de minimus range, members that were previously auto-assigned to us were reassigned to other plans as of January 1, 2012. Consequently, our PDP membership has declined to approximately 900,000 as of January 1, 2012.  We anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.

        Enrollment into our plans is also subject to suspension or termination due to sanctions. For example, during 2009, CMS imposed a marketing sanction against us that prohibited us from the marketing of, and enrolling members into, all lines of our Medicare business from March until the sanction was released in November of 2009. As a result of the sanction, we were also not eligible to receive auto-assignment of low-income subsidy, dually-eligible beneficiaries into our PDPs for January 2010 enrollment.

Quality Improvement

        Our health care quality activities will continue to focus on preventative health and wellness and care management initiatives. We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our Quality Improvement Program provides the basis for our quality and utilization management functions and outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. Each of our health plans has a Quality Improvement Committee comprised of senior members of management, medical directors and other key associates of ours. Each of these committees report directly to the applicable health plan board of directors which has ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and recredentialing. Several of these subcommittees include physicians as committee members.

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

        Several of our health plans are also accredited by nationally-recognized, independent organizations that have been established to measure health plans’ commitment to effective management and accountability. Our Florida HMOs are currently accredited by URAC and our Georgia and Missouri HMOs are accredited by NCQA. We remain dedicated to our long-term target of attaining accreditation for all of our health plans. As another indicator of our focus on quality, in 2011 we finalized our HEDIS measures for 2010, which showed broad-based improvement in these scores.

        As part of our Quality Improvement Program, at times we have implemented changes to our reimbursement methods to reward those providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopt evidence-based guidelines for members with chronic conditions. In addition, we have specialized systems to support our quality improvement activities. We gather information from our systems to identify opportunities to improve care and to track the outcomes of the services provided to achieve those improvements. Some examples of our intervention programs include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations. During the fourth quarter of 2011, we implemented in several of our markets a provider incentive initiative for closing care gaps inherent to the health care system. This initiative resulted in well over fifteen thousand member experiences to drive improvement in the quality of care. This work follows on the successful launch in June 2011 of new customer service tools to support more intensive management of care gaps, which has resulted in over forty-five thousand member education sessions, many involving real time appointment setting with our providers.

        Our board of directors recognizes the importance of delivering quality care and providing access to that care for our members and has established the Health Care Quality and Access Committee of the board. The primary purpose of this committee is to assist the board by reviewing, and providing general oversight of, our health care quality and access strategy, including our policies and procedures governing health care quality and access for our members. This input helps provide overall direction and guidance to our Quality Improvement Committees.

Competition

Competitive environment

We operate in a highly competitive environment to manage the cost and quality of services that are delivered to government health care program beneficiaries. We currently compete in this environment by offering Medicare and Medicaid health plans in which we accept all or nearly all of the financial risk for management of beneficiary care under these programs.

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

As a result, the number of companies with which we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program does not specifically restrict the number of participating plans. In contrast, the Georgia Department of Community Health, which operates the Georgia Families and PeachCare program, awarded contracts to only three plans. We compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other Medicare plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.

Competitive factors – program participation

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

Competitive factors – network providers

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

Auto-assignment

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

Medicaid competitors

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

•
Medicare Advantage and Prescription Drug Plans. MA and stand-alone Part D plans are offered by national, regional and local MCOs that serve Medicare beneficiaries. In addition, prescription drug plans are being offered by or co-branded with retail drug store chains or other retail store chains, which may be able to offer lower priced plans and achieve benefits from integration with their pharmacy benefit management operations.

•
Employer-Sponsored Coverage. Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from MA plans and may select an HMO, PPO and/or PDP.

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

Regulation

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and rules occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate. For further information, see the Provider Reimbursement Methods discussion above. In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

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

Once awarded, our Medicaid program contracts generally have terms of one to four years. Most of these contracts provide for renewal upon mutual agreement of the parties, or at the option of the government agency, and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

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

Medicare Programs

Medicare is a federal health insurance program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in various types of MA plans, such as MA CCP plans, PPO benefit plans or MA PFFS plans, in areas where such plans are offered. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member’s health condition. Currently, we only offer CCP plans under the MA program.

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

Each of our MA health plans and our PDP plan contract with CMS are on a calendar-year basis. CMS requires that each plan meet certain regulatory requirements including, as applicable: provisions related to enrollment and disenrollment; restrictions on marketing activities; benefits or formulary requirements; quality assessment; fraud, waste and abuse monitoring; maintaining relationships with health care providers; and responding to appeals and grievances.

Our MA and PDP plans perform ongoing monitoring of our compliance with the CMS requirements, including functions performed by vendors. From time to time, CMS conducts examinations of our compliance with the provisions of our contracts with them.

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance department in the state in which they operate, except our New York HMO subsidiary, which is licensed as a Prepaid Health Services Plan by the New York State Department of Health. The subsidiaries are subject to the rules, regulation and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital (“RBC”) requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of  December 31, 2011, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2011, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $858.0 million and $695.0 million at December 31, 2011 and 2010, respectively, compared to the required surplus of approximately $310.0 million and $300.0 million at December 31, 2011 and 2010, respectively.

The statutory framework for our regulated subsidiaries’ minimum capital requirements changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators’ overall oversight powers. For example, the state of New York adopted regulations that increase the reserve requirement annually until 2018. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Moreover, if we expand our plan offerings in a state or pursue new business opportunities, we may be required to make additional statutory capital contributions.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2011, 2010 and 2009, we received $92.0 million, $45.7 million and $44.4 million, respectively, in cash dividends from our regulated subsidiaries.

Also, we may only invest in the types of investments allowed by the state in order to qualify as admitted assets and we are required by certain states to deposit or pledge assets that are considered restricted assets. At December 31, 2011 and 2010, our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. government securities.

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

Fraud and Abuse Laws

Federal and state enforcement authorities have prioritized the investigation and prosecution of health care fraud, waste and abuse. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing and violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, our policies and procedures are continuously under review and subject to updates and our training and education programs are always evolving. We have invested significant resources to enhance our compliance efforts, and we expect to continue to do so.

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

Technology

The accurate and timely capture, processing and analysis of critical data are cornerstones for providing managed care services. Focusing on data is essential to operating our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We use our information system for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes which could result in our incurring substantial costs to improve our operations and services. We recently completed an upgrade of our core operating systems. This new technology will enable further progress on our work to improve service and productivity, and positions us to comply with future regulatory requirements such as the implementation of ICD-10 by October 2013. This upgrade will also support our health care quality and access initiatives.

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have a cold site and business recovery site agreement with a nationally-recognized, third-party vendor to provide for the restoration of our general support systems at a remote processing center. We perform disaster recovery testing at least annually for those business applications that we consider critical.

Reinsurance

We bear underwriting and reserving risks associated with our HMO and insurance subsidiaries. We retain certain of these risks through our wholly-owned, captive insurance subsidiary. We reduce exposure to these risks by insuring levels of coverage for losses in excess of our retained limits with highly-rated, third-party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses.

Outsourcing Arrangements

We have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management and behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them. In addition, where a vendor provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. We evaluate the competency and solvency of such third-party vendors prior to execution of contracts and include service level guarantees in our contracts where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to these vendors.

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

Employees

We refer to our employees as associates. As of December 31, 2011, we had approximately 3,990 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

Principal Executive Offices

Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200.

Availability of Reports and Other Information

Our corporate website is http://www.wellcare.com. We make available on this website or in print, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Also available on our website, or in print to any stockholder upon request, are WellCare’s Corporate Governance Guidelines and Code of Conduct and Business Ethics, as well as charters for our Board of Directors, the Audit Committee, Compensation Committee, Health Care Quality and Access Committee, Nominating and Corporate Governance Committee and Regulatory Compliance Committee. In addition, we intend to disclose any amendments to, or waivers of, our Code of Conduct and Business Ethics on our website. To obtain printed materials contact Investor Relations at WellCare Health Plans, Inc., 8725 Henderson Road, Tampa, Florida 33634. In addition, the SEC’s website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following factors, together with all of the other information included in this report, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

Changes in state law, regulations and rules also may materially adversely affect our profitability. Requirements relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” payment timing (claims for which no additional information is needed), physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. New health care reform legislation may require us to change the way we operate our business, which may be costly. Further, although we strive to exercise care in structuring our operations to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we, or transactions in which we are involved, are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under our government-sponsored programs and to continue to serve our members and attract new members, which could have a material adverse effect on our results of operations.

We believe the 2010 Acts will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain level of payments to us and other health plans under Medicare.

Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government are responsible for issuing regulations and guidance on implementing the 2010 Acts. However, states have independently proposed health insurance reforms and are challenging certain aspects of the 2010 Acts in federal court. These challenges seek to limit the scope of the 2010 Acts or have all or portions of the 2010 Acts declared unconstitutional. Judicial proceedings are subject to appeal and could last for an extended period of time, and we cannot predict the results of any of these proceedings. Congress may also withhold the funding necessary to fully implement the 2010 Acts or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In addition, the response of other companies to the 2010 Acts and adjustments to their offerings, if any, could have a meaningful impact in the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that regulations related to the 2010 Acts, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, it may have a material adverse effect on our results of operations, financial position, and cash flows.

The 2010 Acts include a number of changes to the way MA plans will operate, such as:

•
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a MA plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits until the following annual enrollment period. Beginning with the 2012 plan year, the 2010 Acts changed the annual enrollment period, which for 2012 began on October 15, 2011 and ended on December 7, 2011. Previously, open enrollment was from November 15 to December 31. Also, beginning on January 1, 2011, the 2010 Acts mandate that persons enrolled in MA may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service rather than another MA plan. Prior law allowed a member to disenroll during the first 90 days of the year and enroll in another MA plan.

•
Reduced Medicare Premium Rates. MA payment benchmarks for 2011 were frozen at 2010 levels and, beginning in 2012, cuts to MA plan payments will begin to take effect (plans will receive a range of 95% of Medicare fee-for-service costs in high-cost areas to 115% of Medicare fee-for-service costs in low-cost areas), with changes being phased-in over two to six years, depending on the level of payment reduction in a county. In addition, beginning in 2011, the gap in coverage for Medicare Part D PDP began to incrementally close.

•
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of certain quality performance measures (“Star Ratings”). Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three star plans for a three year period through 2014. Notwithstanding successful efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

•
Minimum MLRs. Beginning in 2014, the 2010 Acts require the establishment of a minimum MLR of 85% for the amount of premiums to be expended on medical benefits for MA plans. In November 2010 and December 2011, HHS issued rules clarifying the definitions and minimum MLR requirements for certain commercial health plans, but has not issued rules or guidance specific to MA plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan's total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). However, there can be no assurance that CMS will interpret the minimum MLR requirement in the same manner for MA plans. Although HHS has not issued specific guidance regarding the minimum loss ratio provision that is specific to MA plans, we are currently assessing the guidance issued for commercial plans in order to estimate which of our administrative costs might be considered to be quality improvement costs and be included as expense in the calculation.

With respect to Part D plans, in 2010, a rebate of $250 was provided by CMS for beneficiaries reaching the coverage gap. In addition, beneficiaries reaching the coverage gap receive a 50% discount on brand-name drugs. Thereafter, on a gradual basis, the coverage gap will be closed by 2020, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our Part D programs.

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. The reforms expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

The 2010 Acts also include an annual assessment on the insurance industry beginning in 2014. The legislation anticipates that the $8 billion insurance industry assessment will increase in subsequent years.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, are not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

As a result of the variability of certain factors that determine such estimates, including plan risk scores, the actual amount of CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of MA premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score are subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us. While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

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

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In late December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in early February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2012 and beyond.

Two of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue during 2011, and our failure to retain our contracts in those states, or a change in conditions in those states, could have a material adverse effect on our results of operations.

Our concentration of operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of significant premium rate reductions or payment delays, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or pandemic, or an unexpected increase in utilization, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.

For the year ended December 31, 2011, two of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue, which on a combined basis represented approximately 66% of our Medicaid segment revenue and 39% of our consolidated premium revenues. These customers (Florida and Georgia) accounted for four separate contracts that have terms of between one and three years with varying expiration dates. Our two Florida Medicaid contracts expire in August 2012 and our Florida CHIP contract expires in September 2012. We currently anticipate that the Medicaid contracts will be replaced by one-year contracts while the state evaluates its Medicaid programs; we also anticipate bidding for a new Florida CHIP contract in 2012. Our Georgia contract was recently amended to provide two additional one-year renewal terms (for a total of eight renewals under this contract), allowing the state to renew through June 2014. If we lost this, or any of these other contracts, through the rebidding process and/or termination, or if an increased number of competitors were awarded contracts in these states, our results of operations could be materially and adversely affected.

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

Our actual medical services costs may exceed our estimates, which would cause our MBR, or our expenses related to medical services as a percentage of premium revenue, excluding premium taxes, to increase and our profits to decline. Relatively small changes in our MBR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims may have a material adverse effect on our financial condition, results of operations and cash flows.

Historically, our medical benefits expense as a percentage of premium revenue has fluctuated within a relatively narrow band. For example, our medical benefits expense was 81.0%, 84.4% and 86.5% for the years ended December 31, 2011, 2010 and 2009, respectively. However, at any point, certain factors may cause these percentages to increase. Factors that may cause medical expenses to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including prescription drugs, whether as a result of inflation or otherwise;
•	higher-than-expected utilization of health care services, particularly in-patient hospital services, or unexpected utilization patterns;
•	periodic renegotiation of hospital, physician, and other provider contracts;
•	changes in the demographics of our members and medical trends affecting them;
•	new mandated benefits or other changes in health care laws, regulations, and practices;
•	new treatments and technologies; and
•	contractual disputes with providers, hospitals, or other service providers.

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

Over 58% of our consolidated revenues for 2011 consisted of Medicaid premiums. We use a large portion of our revenues to pay the costs of health care services delivered to our members. We generally receive payment of Medicaid premiums during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states and our ability to require timely payment is generally very limited. Economic conditions affecting state governments and agencies could result in additional and more extensive delays than we have experienced in the past. For example, the Georgia DCH has recently informed us that it is delaying the payment of certain premiums for as much as $300 million during the first quarter of 2012, and then will restore these payments during the second quarter of 2012. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

We derive a significant portion of our Medicare revenue from our PDP operations, which we bid for annually. The results of our bid could materially reduce our revenue and profits.

Medicare Part D premiums are a significant portion of our premium revenue. The amount of premium we receive is based on an annual competitive bidding process that may cause us to decrease premiums we will charge and/or enhance the benefits we offer.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which would materially reduce our revenue and profits. For example, in 2012, our PDP bids were below the relevant benchmarks in five of the 34 CMS regions and within the de minimus range of the benchmark in 17 other CMS regions. Comparatively, in 2011, our PDP plans were below the benchmark in 20 regions and within the de minimus range in eight other regions. This change resulted in the loss of approximately 7% of our PDP membership from December 31, 2011 to January 1, 2012.

Failure to comply with the terms of our government contracts or maintain satisfactory quality scores, as measured by the government agencies, could negatively impact our premium rates, subject us to penalties, limit or reduce our members, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts.

Our contracts with CMS and state government agencies contain provisions regarding quality measures, provider network maintenance, continuity of care, data submission, call center performance and other requirements. CMS and several states have provisions or plans in place that measure the quality of care provided to our members, such as how we provide preventive care services, manage chronic illnesses, encourage proper emergency room utilization and minimize member complaints. These quality measures are, in some cases, based on results of surveys of members enrolled in our plans. However, we believe that members generally do not distinguish between issues caused by us, their providers or the coverage allowed under the government program.

Quality scores are used by certain agencies to establish premium rates or, in the case of CMS, beginning in 2012, to pay bonuses to better-performing MA plans that enable those plans to offer improved member health benefits to attract more members. In certain states, plans that do not meet the quality measures can be required to refund premiums previously received, or pay penalties, or the plan may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. We anticipate that we may not meet some of the performance requirements of our contracts to provide services under the New York Medicaid and FHP programs for the third consecutive year. If the state determines that we have failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, at the discretion of the state. We are unable to predict what actions the state may take, if any, when assessing our contractual performance.

Under the terms of our contracts, we are subject to reviews, audits and examinations to verify and assess our compliance with those contracts and applicable laws and regulations. If any of these reviews, audits or examinations conclude that we have failed to comply with contract provisions or maintain satisfactory quality measures, any of the following could result: the refund of premiums we have been paid pursuant to our contracts; imposition of financial penalties or other sanctions; reduction or limitation of our membership, loss of our right to participate in the program; or loss of one or more of our licenses. Our failure to comply could also impede our ability to compete for new business in existing or new markets. Any such actions could negatively impact our revenues and operating results.

Our failure to maintain accreditations could disqualify us from participation in certain state Medicaid programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

Several of our Medicaid contracts require that our plans or subcontracted providers be accredited by independent accrediting organizations that are focused on improving the quality of health care services. Our Florida, Georgia, Missouri and Hawaii health plans are required by our Medicaid contracts to be accredited, with our Missouri contract specifying NCQA accreditation. Further, Florida Medicaid plans can only subcontract behavioral health services to accredited organizations.

Our Florida, Georgia and Missouri health plans have received accreditation from the requisite accrediting organizations. We have until July 1, 2012 to obtain accreditation for our Hawaii health plan.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive, or medical benefits ratio, can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;
•	higher-than-expected utilization of health care services;
•	periodic renegotiation of hospital, physician and other provider contracts;
•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;
•	changes in the demographics of our members and medical trends affecting them; and
•	new mandated benefits or other changes in health care laws, regulations and/or practices.

We manage our medical costs through a variety of techniques, including various methods of paying PCPs and other providers, advance approval for certain hospital services and referral requirements, medical and quality management programs, information systems, and reinsurance arrangements. However, if our medical benefits expense increases and we are unable to continue managing these medical costs effectively in the future, our profits could be reduced or we may not remain profitable.

We maintain reinsurance to protect us against certain severe or catastrophic medical claims, but we cannot assure that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

We may be unable to expand into some geographic areas without incurring significant additional costs and if we are able to expand, ineffective management of our growth may adversely affect our results of operations, financial condition and business.

Our rate of expansion into other geographic areas may be inhibited by:

•	the time and costs associated with obtaining the necessary license to operate in the new area or the expansion of our licensed service area, if necessary;
•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;
•	CMS or state contract provisions regarding quality measures, such as CMS star ratings;
•	competition, which increases the cost of recruiting members;
•	the cost of providing health care services in those areas;
•	demographics and population density; and
•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

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

Our business strategy has been defined by three primary initiatives, one of which includes our ability to enter new markets by pursuing attractive growth opportunities for our existing product lines. We may need to access the credit or equity markets to partially fund these growth activities. Our ability to enter new markets may be hindered in situations where we need to access these markets and financing may not be available on terms that are favorable to us. Our ability to obtain favorable financing may be unfavorable in terms such as high rates of interest, restrictive covenants and other restrictions and could impede our ability to profitably operate our business and increase the expected rate of return we require to enter new markets, making such efforts unfeasible. Depending on the outcome of these factors, we could experience delay or difficulty, or be unable to implement our growth strategy as planned, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We rely on a number of vendors, and failure of any one of the key vendors to perform in accordance with our contracts could have a material adverse effect on our business and results of operations.

We have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management and behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately under our contracts with them. In addition, where a vendor provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a vendor to perform in accordance with the terms of our contracts could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations.

We encounter significant competition for program participation, members and network providers, and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our growth prospects and results of operations.

We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share and greater financial resources than we have in some markets. We compete with numerous types of competitors, including other Medicaid or Medicare health plans. We operate in, or may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could have a material adverse effect on our results of operations. In addition, regulatory reform or other initiatives may bring additional competitors into our markets.

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

In addition, we compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints and other factors. We cannot be sure that we will be able to successfully attract or retain providers to maintain a competitive network in the geographic areas we serve.

To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, maintain or increase our revenue growth, and control medical cost trends, and/or our pricing flexibility, may be adversely affected. Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations. For a discussion of the competitive environment in which we operate, see Part I, Item 1 – Business — Competition.

If we are unable to build and maintain satisfactory relationships with our providers, we may be precluded from operating in some markets, which could have a material adverse effect on our results of operations and profitability.

Our profitability depends, in large part, on our ability to enter into cost-effective contracts with hospitals, physicians and other health care providers in appropriate numbers and at locations convenient for our members in each of the markets in which we operate. In any particular market, however, providers could refuse to contract, demand higher payments or take other actions that could result in higher medical benefits expense. In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, have significant market positions. If such a provider or any of our other providers refused to contract with us or used its market position to negotiate contracts that might not be cost-effective or otherwise place us at a competitive disadvantage, those actions could have a material adverse effect on our operating results in that market. Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. If we are unsuccessful in negotiating satisfactory contracts with our network providers, it could preclude us from renewing our Medicaid or Medicare contracts in those markets, from being able to enroll new members or from entering into new markets. Also, in situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses.

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

Our revenues, costs and margins vary based on changes to our membership demographics and products. Our revenues are generally comprised of fixed payments that are determined by the types of members in our plans. The payments are generally set based on an estimation of the medical costs required to serve members with various demographic and health risk profiles. As such, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for an SSI member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow and results of operations.

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

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program or are eligible for a different premium category or a different program. Our review of all remittance files to identify potential duplicate members, members that should be terminated or members for which we have been paid an incorrect rate may not identify all such members and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded. As an example, during 2011 the Georgia DCH made premium adjustments in 2011 retroactive to the beginning of the program in 2006 for overpayments related to a reconciliation of duplicate member records. We had previously identified and accrued an estimated liability for overpayments that we believed would be returned to Georgia DCH and considering the adjustments to historical capitation premium rates that the Georgia DCH is making for the periods affected by duplicative enrollment, the net impact to premium revenue resulting from the adjustments was immaterial to our results of operations.

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

        As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

●	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;
●	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;
●	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;
●	damage to our reputation in various markets;
●	increased difficulty in marketing our products and services;
●	inability to obtain approval for future service or geographic expansion; and
●	suspension or loss of one or more of our licenses to act as an insurer, HMO or third party administrator or to otherwise provide a service.

        We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with a current CMS audit of one of our plans, see Risk adjustment payment systems’ make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations above.

We are subject to laws, government regulations and agreements that may delay, deter or prevent a change in control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to stockholders.

Our operating subsidiaries are subject to state laws that require prior regulatory approval for any change of control of an HMO or insurance company. For purposes of these laws, in most states “control” is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity, subject to certain exceptions. These laws may discourage acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter into transactions that some or all of our stockholders find favorable.

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

Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial position, results of operations and cash flows. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other state or federal health care programs as a result of an investigation arising out of such action. Many states, including states where we currently operate, have enacted parallel legislation.

For example, in October 2008, the Civil Division informed us that as part of its pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. We also learned from a docket search that a former employee filed a qui tam action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. With respect to these actions, in June 2010 we announced that we reached a preliminary settlement with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney’s Office for the District of Connecticut. Please see Part I, Item 3 – Legal Proceedings for additional information on these matters. However, other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future.

If we encounter unforeseen operational challenges relating to new business, or the programs are not successful, our business could be adversely affected.

When a state implements a new managed care program, such as Kentucky’s Medicaid managed care program or Hawaii’s QUEST program, there is a greater potential for unanticipated impacts on the health plan than with established programs. For example, the Medicaid managed care program in Kentucky, for which we began providing services to beneficiaries on November 1, 2011, is new for both the Company and the commonwealth and such new programs present both opportunities and risks for us. The expedited timeframe in which the Kentucky program has been implemented increases these risks. Medicaid managed care operations vary from state to state as a result of variations in program design, covered benefits, health plan requirements and other factors. These variations add to the complexity of our business and increase the risk of unforeseen operational challenges associated with the new business, noncompliance with contractual requirements with which we do not yet have experience and similar risks. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment. If we are unable to manage the contract implementation process effectively, our financial condition and results of operations could be materially and adversely affected.

We have substantial debt obligations that could restrict our operations.

In August 2011, we entered into a $300.0 million credit agreement that provides for a senior secured term loan facility in the amount of up to $150.0 million and a senior secured revolving loan facility of up to $150.0 million. Upon closing, we borrowed $150.0 million under the term loan facility. At December 31, 2011, the outstanding balance of the term loan was $146.3 million. No amounts have been drawn from the revolving loan facility to date. We may also incur additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

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

Restrictions and covenants in our debt obligations may limit our growth capabilities and our ability to declare dividends. Failure to comply with covenants could result in our indebtedness being immediately due and payable.

Our credit agreement contains various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing that indebtedness.

If we are unable to maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs we could experience operational disruptions and other materially adverse consequences to our business and results of operations.

Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems assists us in, among other things, marketing and sales and membership tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our customer service functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and financial reporting.

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

Additionally, events outside our control, including terrorism or acts of nature such as hurricanes, earthquakes, or fires, could significantly impair our information systems and applications. To help ensure continued operations in the event that our primary data center operations are rendered inoperable, we have a disaster recovery plan to recover business functionality within stated timelines. Our disaster plan may not operate effectively during an actual disaster and our operations could be disrupted, which would have a material adverse effect on our results of operations.

We are required to comply with laws governing the transmission, security and privacy of health information, and such costs could be significant, which could have a material adverse effect on our results of operations.

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

Under the American Recovery and Reinvestment Act of 2009 (“ARRA”), civil penalties for HIPAA violations by covered entities are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. In addition, imposition of these penalties is now more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties became mandatory in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

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

We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more guidance becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA and may require us to incur significant costs in order to seek to comply with its requirements.

Federal regulations required entities subject to HIPAA to update their transaction formats for electronic data exchange to the new HIPAA 5010 standards; however, some entities are currently in transition to the new standards which could adversely impact administrative expense and compliance.

A federal mandate known as HIPAA 5010 required health plans to use new standards for conducting certain operational and administrative transactions electronically beginning in January 2012. These administrative transactions include: claims, remittance, eligibility and claims status requests and responses. The HIPAA 5010 upgrade was prompted by government and industry's shared goal of providing higher-quality, lower-cost health care and the need for a comprehensive electronic data exchange environment for the ICD-10 mandate to be implemented by October 2013. Upgrading to the new HIPAA 5010 standards should increase transaction uniformity, support pay for performance and streamline reimbursement transactions. We, along with other health plans, faced significant pressure to make sure that we installed our software and tested it for compatibility with our business partners. Because HIPAA 5010 affects electronic transactions such as patient eligibility, claims filing, claims status and remittance advice, we proceeded proactively to achieve full functionality of HIPAA 5010 transactions, and did so, before the January 1, 2012 deadline. However, in November 2011, CMS announced it would delay enforcement actions related to implementation of HIPAA 5010 until March 31, 2012.  To avoid disruption with providers, we are currently accepting administrative transactions that are not compliant with HIPAA 5010.  This creates additional expense as we have to convert the non-compliant data in our systems, but we believe this is required to avoid transaction rejections and subsequent payment delays, which could have a material adverse effect on our business, cash flows and results of operations. As the delayed implementation deadline approaches for full implementation of HIPAA 5010, we will continue to test our claims management systems to prevent any operational disruptions.

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

Our operations are conducted primarily through licensed HMO and insurance subsidiaries. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity. The phased-in increase in reserve requirements to which our New York plan is subject has, over time, materially increased our reserve requirements in that plan. Other states may elect to adopt risk-based capital requirements based on guidelines adopted by the NAIC. As of December 31, 2011, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were all subject to such guidelines.

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

To the extent that our encounter data is inaccurate or incomplete, we have expended and may continue to expend additional effort and incur significant additional costs to collect or correct this data and have been and could be exposed to operating sanctions and financial fines and penalties for noncompliance. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

As states increase their reliance on encounter data, challenges in obtaining complete and accurate encounter data could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

From time to time, we are party to various other litigation matters (including the matters discussed in Part I, Item 3 – Legal Proceedings), some of which seek monetary damages. We cannot predict with certainty the outcome of any pending litigation or potential future litigation, and we may incur substantial expense in defending these lawsuits or indemnifying third parties with respect to the results of such litigation, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We maintain errors and omissions policies as well as other insurance coverage. However, potential liabilities may not be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations, or the amount of our insurance coverage may be inadequate. We cannot provide assurance that we will be able to obtain insurance coverage in the future or that insurance will continue to be available to us on a cost-effective basis. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our inability to obtain or maintain adequate intellectual property rights in our brand names for our health plans or enforce such rights may have a material adverse effect on our business, results of operations and cash flows.

Our success depends, in part, upon our ability to market our health plans under our brand names, including “WellCare,” “HealthEase,” “Staywell,” “Harmony” and “Ohana”. We hold federal trademark registrations for the “WellCare,” "HealthEase" and "Harmony" trademarks, and we are pursuing an application with the U.S. Patent and Trademark Office to register “Ohana Health Plan, Inc. & Design.” We use the “Staywell” trademark only in the State of Florida, and, pursuant to an agreement with The Staywell Company, a health education company based in St. Paul, Minnesota, we will co-exist with their use of that term for very different kinds of services and will not pursue a federal registration of that trademark. It is possible that other businesses may have actual or purported rights in the same names or similar names to those under which we market our health plans, which could limit or prevent our ability to use these names, or our ability to prevent others from using these names. If we are unable to prevent others from using our brand names, if others prohibit us from using such names or if we incur significant costs to protect our intellectual property rights in such brand names, our business, results of operations and cash flows may be materially adversely affected.

Difficulties in successfully executing acquisitions and other significant transactions may have a material adverse effect on our results of operations, financial position and cash flows.

As part of our business strategy, we may engage in discussions with third parties regarding potential acquisitions of program contract rights and related assets of other health plans, both in existing service areas and in new markets. We believe acquisitions may contribute to our growth strategy. However, many other potential acquirers have greater financial resources than we have. For this reason, among others, we cannot provide assurance that we will be able to complete favorable acquisitions or that we will be able to obtain appropriate financing for these acquisitions, especially in light of the volatility in the capital markets over the past several years.

In addition, we generally are required to obtain regulatory approval from federal and state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. Furthermore, even if we currently operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in operating in an area of the state in which we did not operate previously, and we would be required to renegotiate contracts with the network providers of the acquired business. We cannot provide assurance that we would be able to comply with these regulatory requirements for an acquisition, or renegotiate the necessary provider contracts, in a timely manner, or at all.

In addition to the difficulties discussed above, we would also be required to integrate and consolidate the acquired businesses within our existing operations, which may result in certain inherent difficulties:

•	additional personnel who are not familiar with our operations and corporate culture;
•	acquired provider networks may operate on different terms than our existing networks;
•	existing members may decide to switch to another health care plan; and
•	disparate administrative and information systems.

        We may be unable to successfully identify, consummate and integrate future acquisitions, including integrating the acquired businesses on our information technology platform, or to implement our operations strategy in order to operate acquired businesses profitably. Furthermore, we may incur significant transaction expenses in connection with a potential acquisition which may or may not be consummated. These expenses could impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

Reductions in Medicaid or Medicare funding by states or the federal government could significantly reduce our profitability.

Our revenues are derived primarily from Medicaid premiums provided by the states in which we conduct business, and Medicare Advantage premiums provided by CMS, an agency of the federal government. Essentially, the federal government and states account for substantially all of our revenue. From time to time the federal government and many states change the level of funding for these health care programs with the consequence of adversely impacting our profitability.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. Macroeconomic conditions in recent years have and are expected to continue to put pressure on state budgets as the Medicaid eligible population increases. We anticipate this will require government agencies with which we contract to find funding alternatives, which may result in reductions in funding. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and results of operations.

As noted above, our Medicare Advantage premium revenues come from CMS and are dependent on federal government funding levels. The 2010 Acts included significant cuts in payments to Medicare Advantage plans and restructured payments to these same plans. The 2010 Acts froze 2011 benchmark rates at 2010 levels so that in 2011, Medicate Advantage Plans did not receive rate increases to account for recent health care cost increases. Additionally, continued government efforts to contain health care related expenditures, such as prescription drug costs, and other federal budgetary constraints that result in decreased funding of the Medicare program, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, the mandating of additional benefits with no corresponding increase in premium, and/or reductions in the number of persons enrolled in or eligible for Medicare. Such actions could have a material adverse effect on our revenues and operating results.

Risks Related to Pending Governmental Investigations and Litigation

If we commit a material breach of our deferred prosecution agreement, we will likely be subject to prosecution of one or more criminal offenses, including health care fraud, which would cause us to be excluded from certain programs and would result in the revocation or termination of contracts and/or licenses potentially having a material adverse effect on our results of operations.

In 2009 we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney's Office for the Mdiddle District of Florida (the "USAO") and the Florida Attorney General’s Office, resolving previously disclosed investigations by those offices. As previously disclosed, we paid the USAO a total of $80.0 million pursuant to the terms of the DPA.

Pursuant to the DPA, the USAO filed a one-count criminal information (the “Information”) in the U.S. District Court for the Middle District of Florida (the “Federal Court”), charging us with conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids program, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Federal Court that the prosecution of us be deferred during the duration of the DPA, which expires May 2012. In the event of a knowing and willful material breach of a provision of the DPA, the USAO has broad discretion to prosecute us through the filed Information or otherwise. We could also be prosecuted by the Florida Attorney General’s office under such circumstances. In light of the provisions of the DPA, any such proceeding would likely result in one or more criminal convictions, including for health care fraud, which, in turn, would cause us to be excluded from certain programs and could result in the revocation or termination of contracts and/or licenses potentially having a material adverse effect on our results of operations.

For more information regarding the DPA, please see Part I, Item 3- Legal Proceedings.

The settlement we have reached with certain federal and state agencies relating to their investigations remains pending and the final resolution, or further delay in the final resolution, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On April 26, 2011, we entered into certain settlement agreements which will resolve the inquiries of the Civil Division of the United States Department of Justice (the "Civil Division"), the USAO and the United States Attorney’s Office for the District of Connecticut (the “USAO Connecticut”). These settlement agreements are related to four federal qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733 as well as one state qui tam action filed in Leon County, Florida, which is similar to one of the federal qui tam complaints.

The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”) and the Civil Divisions of the USAO and the USAO Connecticut (the “Federal Settlement Agreement”) and (b) the following states: Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the “State Settlement Agreements”). Pursuant to these settlement agreements we have agreed, among other things, to pay a total of $137.5 million, plus interest, over a period of 36 months, and a possible contingent payment of $35.0 million upon the occurrence of certain change in control events.

One of the relators has objected to the Federal Settlement Agreement. In the case of an objection, the Federal Court is required to conduct a hearing (a “Fairness Hearing”) to determine whether the proposed settlement is fair, adequate and reasonable under all the circumstances. The Federal Settlement Agreement and the State Settlement Agreements will not be effective until the earlier of (a) the execution of the Federal Settlement Agreement by the objecting relator or (b) entry by the Federal Court of a final order determining that the settlement is fair, adequate and reasonable under all the circumstances.

If the objecting relator does not execute the Federal Settlement Agreement and the Federal Court does not approve the settlement at a Fairness Hearing then the actual outcome of these matters may differ materially from the terms of the settlement described above. If the Federal Court determines that the settlement is not fair, adequate and reasonable under all the circumstances, we may be required to pay an amount in excess of the amount contemplated by the settlement agreements. The final resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For more information regarding the settlement, please see Part I, Item 3 – Legal Proceedings.

In addition, the pendency of these matters could impair our ability to expand our business and/or to raise additional capital, which may be needed to pay any resulting interest, civil or criminal fines, penalties or other assessments.

If we commit a material breach of our corporate integrity agreement, we may be excluded from certain programs, resulting in the revocation or termination of contracts and/or licenses potentially having a material adverse effect on our results of operations.

On April 26, 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with OIG-HHS. The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to us under review by OIG-HHS. The Corporate Integrity Agreement requires us to maintain various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, requirements for reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

If we fail to comply with the terms of the Corporate Integrity Agreement we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS may exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our results of operations.

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

In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32.5 million, including $6.7 million received by us in prior years, in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies. The agreement and release did not include a $10.0 million face amount policy that we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. We currently maintain insurance in the amount of $125.0 million which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims.

Continuing negative publicity regarding the investigations, or the managed care industry in general, may have a material adverse effect on our business, financial condition, cash flows and results of operations.

As a result of the federal and state investigations, stockholder and derivative litigation, restatement during 2009 of our previously issued financial statements and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, associates, members, vendors and providers. Negative publicity may adversely affect our reputation, which could harm our ability to obtain new membership, build or maintain our network of providers, or business in the future. For example, when making award determinations, states frequently consider the plan’s historical regulatory compliance, litigation and reputation. In most cases where we are bidding for new business we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result, continuing negative publicity and other negative perceptions regarding the investigations may have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. We also lease office space for the administration of our health plans in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3. Legal Proceedings.

Government Investigations

Deferred Prosecution Agreement. As previously disclosed, in May 2009, we entered into a Deferred Prosecution Agreement (the "DPA") with the United States Attorney's Office for the Middle District of Florida (the "USAO") and the Florida Attorney General’s Office, resolving investigations by those offices.

Under the one count criminal information (the "Information") filed with the United States District Court for the Middle District of Florida (the "Federal Court") by the USAO pursuant to the DPA, we were charged with one count of conspiracy to commit health care fraud against the Florida Medicaid Program in connection with reporting of expenditures under certain community behavioral health contracts, and against the Florida Healthy Kids programs, under certain contracts, in violation of 18 U.S.C. Section 1349. The USAO recommended to the Federal Court that the prosecution be deferred for the duration of the DPA, which has a term of thirty-six months.

The DPA expires by its terms on May 5, 2012. Within five days of the expiration of the DPA the USAO will seek dismissal with prejudice of the Information, provided we have complied with the DPA.

The DPA does not, nor should it be construed to, operate as a settlement or release of any civil or administrative claims for monetary, injunctive or other relief against us, whether under federal, state or local statutes, regulations or common law. Furthermore, the DPA does not operate, nor should it be construed, as a concession that we are entitled to any limitation of our potential federal, state or local civil or administrative liability. Pursuant to the terms of the DPA, we have paid the USAO a total of $80.0 million over the course of 2008 and 2009.

Civil Division of the United States Department of Justice.  In October 2008, the Civil Division of the United States Department of Justice (the "Civil Division") informed us that as part of its pending civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. As previously disclosed, we also learned from a docket search that a former employee filed a qui tam action on October 25, 2007 in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries (the "Leon County qui tam Action").

In June 2010, (i) the United States government filed its Notice of Election to Intervene in three of the qui tam matters (the “Florida Federal qui tam Actions”), and (ii) we announced that we reached a preliminary agreement with the Civil Division, the Civil Division of the USAO, and the Civil Division of the United States Attorney's Office for the District of Connecticut (the "USAO Connecticut") to settle their pending inquiries. In April 2011, we entered into certain settlement agreements, described below, which will resolve the pending inquiries of the Civil Division, the USAO and the USAO Connecticut. These settlement agreements are related to the Florida Federal qui tam Actions as well as another federal qui tam action that had been filed in the District of Connecticut (the “Connecticut Federal qui tam Action”) and the Leon County qui tam Action.

The settlement agreements are with (a) the United States, with signatories from the Civil Division, the Office of Inspector General of the Department of Health and Human Services ("OIG-HHS") and the Civil Divisions of the USAO and the USAO Connecticut (the "Federal Settlement Agreement") and (b) the following states (collectively, the "Settling States"): Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Missouri, New York and Ohio (collectively, the "State Settlement Agreements"). The material terms of the Federal Settlement Agreement and the State Settlement Agreements are, collectively, substantively the same as the terms of the previously disclosed preliminary settlement with the Civil Division, the USAO and the USAO Connecticut. We have agreed, among other things, to pay the Civil Division $137.5 million (the “Settlement Amount”), which is to be paid in installments over a period of up to 36 months after the effective date of the Federal Settlement Agreement (the “Payment Period”) plus interest accrued from December 2010 at the rate of 3.125% per year. The settlement includes an acceleration clause that would require immediate payment of the remaining balance of the Settlement Amount in the event that we are acquired or otherwise experience a change in control during the Payment Period. In addition, the settlement provides for a contingent payment of an additional $35 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Federal Settlement Agreement and provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Federal Settlement Agreement.

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

United States Department of Health and Human Services. In April 2011, we entered into a Corporate Integrity Agreement (the"Corporate Integrity Agreement") with OIG-HHS. The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS. The Corporate Integrity Agreement requires various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

If we fail to comply with the terms of the Corporate Integrity Agreement we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS may exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our results of operations.

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

Item 4. Mine Safety Disclosures.

   Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “WCG.” The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2011
First Quarter ended March 31, 2011	$41.99	$41.40
Second Quarter ended June 30, 2011	$52.78	$51.41
Third Quarter ended September 30, 2011	$39.62	$37.90
Fourth Quarter ended December 31, 2011	$53.27	$52.38
2010
First Quarter ended March 31, 2010	$37.82	$25.68
Second Quarter ended June 30, 2010	$32.16	$22.55
Third Quarter ended September 30, 2010	$29.99	$22.25
Fourth Quarter ended December 31, 2010	$30.46	$27.33

The last reported sale price of our common stock on the New York Stock Exchange on February 10, 2012 was $60.83. As of February 10, 2012, we had approximately 26 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2006, to December 31, 2011 with the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Amerigroup Corporation, Centene Corporation, Cigna Corp., Coventry Health Care Inc., Health Net Inc., HealthSpring, Inc., Humana, Inc., Molina Healthcare, Inc., Unitedhealth Group, Inc., Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the custom composite index on December 31, 2006. The graph also assumes the reinvestment of dividends and is weighted according to the respective company’s stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among WellCare Health Plans, Inc., the S&P 500 Index, and Custom Composite Index (12 Stocks)

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
WellCare Health Plans, Inc.
S&P 500
Custom Composite Index (12 Stocks)

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
WellCare Health Plans, Inc.	$100	$62	$19	$53	$44	$76
S&P 500 Index	$100	$105	$66	$84	$97	$99
Custom Composite Index (12 stocks)	$100	$115	$52	$66	$73	$102

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

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

Unregistered Issuances of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended December 31, 2011, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	1,082	$42.39	(2)	N/A	N/A
November 1, 2011 through November 30, 2011	682	$52.66	(3)	N/A	N/A
December 1, 2011 through December 31, 2011	—	$53.19	(4)	N/A	N/A
Total during quarter ended December 31, 2011	1,764	$45.85	(5)	N/A	N/A

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

(2)	The weighted average price paid per share during the period was $41.49.
(3)	The weighted average price paid per share during the period was $51.64.
(4)	The weighted average price paid per share during the period was $53.19.
(5)	The weighted average price paid per share during the period was $45.16.

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this 2011 Form 10-K. The data for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, is derived from consolidated financial statements and related notes included elsewhere in this 2011 Form 10-K. The data for the years ended December 31, 2008 and 2007, and as of December 31, 2009, 2008 and 2007, is derived from audited financial statements not included in this 2011 Form 10-K.

	For the Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except share data)
Consolidated Statements of Operations:
Revenues:
Premium:
Medicaid	$2,612,601	$2,902,120	$3,165,705	$3,252,377	$3,505,448
Medicaid premium taxes	79,180	88,929	91,026	56,374	76,163
Total Medicaid	2,691,781	2,991,049	3,256,731	3,308,751	3,581,611
Medicare Advantage	1,586,266	2,436,226	2,775,442	1,336,089	1,479,750
PDP	1,026,842	1,055,795	835,079	785,350	1,036,769
Total premium	5,304,889	6,483,070	6,867,252	5,430,190	6,098,130
Investment and other income	85,903	38,837	10,912	10,035	8,738
Total revenues	5,390,792	6,521,907	6,878,164	5,440,225	6,106,868
Expenses:
Medical benefits:
Medicaid	2,136,710	2,537,422	2,810,611	2,847,315	2,837,639
Medicare Advantage	1,251,753	2,058,430	2,299,378	1,054,071	1,180,500
PDP	824,921	934,364	752,468	635,245	853,932
Total medical benefits	4,213,384	5,530,216	5,862,457	4,536,631	4,872,071
Selling, general and administrative (1)	687,669	844,929	805,238	895,894	718,003
Medicaid premium taxes	79,180	88,929	91,026	56,374	76,163
Depreciation and amortization	18,757	21,324	23,336	23,946	26,454
Interest (2)	13,834	11,340	3,087	229	6,510
Goodwill impairment (3)	—	78,339	—	—	—
Total expenses	5,012,824	6,575,077	6,785,144	5,513,074	5,699,201
Income (loss) from operations	377,968	(53,170	93,020	(72,849)	407,667
Gain on repurchase of subordinated notes (4)	—	—	—	—	10,807
Income (loss) before income taxes	377,968	(53,170)	93,020	(72,849)	418,474
Income tax expense (benefit)	161,732	(16,337)	53,149	(19,449)	154,228
Net income (loss)	$216,236	$(36,833)	$39,871	$(53,400)	$264,246
Net income (loss) per share:
Basic	$5.31	$(0.89)	$0.95	$(1.26)	$6.17
Diluted	$5.16	$(0.89)	$0.95	$(1.26)	$6.10

	For the Years Ended December 31,
	2007	2008	2009	2010	2011
Operating Statistics:
Medical benefits ratio — Consolidated (5)(6)(7)	80.6%	86.5%	86.5%	84.4%	80.9%
Medical benefits ratio — Medicaid (5)	81.8%	87.4%	88.8%	87.5%	80.9%
Medical benefits ratio — Medicare Advantage (5)	78.9%	84.5%	82.8%	78.9%	79.8%
Medical benefits ratio — PDP (5)	80.3%	88.5%	90.1%	80.9%	82.4%
Selling, general and administrative expense ratio (8)	12.9%	13.1%	11.9%	16.6%	11.9%
Members — Consolidated	2,373,000	2,532,000	2,321,000	2,224,000	2,562,000
Members — Medicaid	1,232,000	1,300,000	1,349,000	1,340,000	1,451,000
Members — Medicare Advantage	158,000	246,000	225,000	116,000	135,000
Members — PDP	983,000	986,000	747,000	768,000	976,000

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,008,409	$1,181,922	$1,158,131	$1,359,548	$1,325,098
Total assets	2,082,731	2,203,461	2,118,447	2,247,293	2,488,111
Long-term debt (including current maturities)	154,581	152,741	—	—	146,250
Total liabilities	1,274,840	1,397,632	1,237,547	1,415,247	1,371,265
Total stockholders’ equity	807,891	805,829	880,900	832,046	1,116,846

(1)
SG&A expense includes $47.0 million, $266.0 million, $105.0 million, $103.0 million and $71.1 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, of aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as: settlement accruals and related fair value accretion, legal fees and other similar costs. These amounts are net of $25.8 million, $6.4 million and $0.3 million of D&O insurance recoveries related to the consolidated securities class action during the years ended December 31, 2010, 2009 and 2008, respectively.

(2)
Interest expense includes $6.1 million of interest related to the $112.5 million subordinated notes issued in September 2011, and to a lesser extent, interest on the $150.0 million term loan, which closed on August 1, 2011. We issued $112.5 million (aggregate par value) of tradable unsecured subordinated notes on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011 to resolve the putative class action complaints previously filed against us in 2007. The subordinated notes had a fixed coupon of 6% and interest was retroactive to May 2011.

(3)
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

(4)
Gain relates to the December 15, 2011 repurchase of all of the $112,500 tradable unsecured subordinated notes we issued on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class-action complaints previously filed against us in 2007. Thus, we recorded a gain on the repurchase of subordinated notes in the amount of $10.8 million.

(5)	Medical benefits ratio measures medical benefits expense as a percentage of premium revenue, excluding premium taxes.
(6)
As a result of the restatement and investigation, we were delayed in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). Due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K, we were able to review substantially complete claims information that had become available due to the substantial lapse in time between December 31, 2007 and the date of filing of our 2007 Form 10-K. We determined that the claims information that had become available provided additional evidence about conditions that existed with respect to medical benefits payable at the December 31, 2007 balance sheet date and had been considered in accordance with GAAP. Consequently, the amounts we recorded for medical benefits payable and medical benefits expense for the year ended December 31, 2007 were based on actual claims paid. The difference between our actual claims paid for the 2007 period and the amount that would have resulted from using our original actuarially determined estimate is approximately $92.9 million, or a decrease of 1.8% in the MBR. Thus, medical benefits expense, medical benefits payable and the MBR for the year ended December 31, 2007 include the effect of using actual claims paid.

(7)
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

(8)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2011 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2011 Form 10-K.

Overview

Executive Summary

We are a leading provider of managed care services to government-sponsored health care programs, serving approximately 2.6 million members nationwide. We operate exclusively within the Medicaid and Medicare programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access for these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

Business Strategy

Our strategic priorities for 2012 include improving health care quality and access for our members, ensuring a competitive cost position and delivering prudent and profitable growth. See Part I, Item 1 – Business for a complete definition of our strategic priorities.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred during 2011 and impacted our financial condition and results of operations.

•
Effective during the fourth quarter of 2011, we expanded into four new Florida counties and are currently providing Medicaid services to an additional 16,000 Medicaid members. As a result, we now serve 36 counties in the State of Florida and we are one of the largest Medicaid plans in that state.

•
During the 2011 third quarter, the Kentucky Cabinet for Health and Family Services awarded us a contract to serve Kentucky’s Medicaid program in seven of Kentucky’s eight regions. In November 2011, we initially began serving approximately 116,000 beneficiaries across these seven regions. Subsequently, during the remainder of 2011 and in early 2012, membership has increased to approximately 146,000 due to members’ opportunity to change plans. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the TANF, CHIP and ABD programs. We currently are projecting the program will generate between $575 million and $600 million in premium revenue in 2012.

•
In 2011, our Florida, Georgia and Missouri health plans received accreditation from nationally-recognized, independent organizations that measure health plans’ commitment to high-quality care, effective management, and accountability. We remain dedicated to our long-term target of attaining accreditation for all of our health plans.

•	Another important aspect of our work on quality in 2011 was the finalization of our HEDIS measures for 2010, which showed broad-based improvement across our lines of business.

•
During the 2011 third quarter, we successfully completed an upgrade of our core operating systems. This new technology will enable further progress in our work to improve service and productivity, and positions us to comply with future regulatory changes such as the implementation of ICD-10. The upgrade will also support our health care quality and access initiatives.

•
In 2011, through continued organizational and process refinements, we achieved a 60 basis point reduction in our SG&A expense ratio, excluding investigation-related litigation and other costs (as defined in Results of Operations, Summary of Consolidated Financial Results, Selling general and administrative expense) . Administrative and medical cost initiatives remain an important discipline for us in light of the fiscal challenges of our state and federal customers. For 2012, we are anticipating a reduction in this ratio in the range of approximately 50 to 70 basis points.

•
Additionally, as part of our medical expense initiatives, we have implemented provider contracting case and disease management initiatives which have contributed meaningfully to year-over-year reduction in the Medicaid MBR and, in the case of MA, have moderated the year-over-year increase in MBR.

•
In August 2011, we entered into a $300.0 million senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Both the term loan and revolving credit facility expire in August 2016. Upon closing, we borrowed $150.0 million pursuant to the term loan facility and $146.3 million remained outstanding at December 31, 2011. This new credit agreement replaces our previous $65.0 million credit agreement, which was never drawn upon. Our new credit agreement provides liquidity in support of the significant growth opportunities available to us. In particular, additions to statutory capital may be needed for new markets, such as the new Kentucky Medicaid program, or markets experiencing significant growth. For further information regarding the new credit agreement, refer to New Credit Agreement under Liquidity and Capital Resources and in Part IV, Item 15(c)—Note 10—Debt.

General Economic and Political Environment

We expect the U.S. Congress to continue its close scrutiny of each component of the Medicare program (including Medicare Part D drug benefits) and possibly seek to limit the private insurers’ role. For example, the federal government may seek to negotiate drug prices for PDPs and MA-Prescription Drug Plans, a function currently performed by plan sponsors.

We also expect state legislatures to continue to focus on the impact of health care reform and state budget deficits in 2012. Many states are proposing or implementing strategies that will significantly change their current Medicaid programs. These changes include moving programs such as ABD populations into managed care; expanding existing Medicaid programs to provide coverage to those who are currently uninsured; re-procurement of existing managed care programs and mandating minimum medical benefit ratios. We cannot predict the outcome of any Congressional oversight or any legislative activity, or predict what provisions legislation or regulation will contain in any state or what effect the legislation or regulation will have on our business operations or financial results, any of which could adversely affect us.

See Part I, Item 1 – Business for a discussion of the current and political environment that is affecting our business.

Health Care Reform

We believe that the 2010 Acts will bring about significant changes to the American health care system. For further discussion of health care reform and its potential impact on our business, see Part I, Item 1 – Business – Health Care Reform. In addition, refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Business and Financial Outlook

Premium Rates and Payments

The states in which we operate continue to experience fiscal challenges which have led to budget cuts and reductions in Medicaid premiums in certain states or rate increases that are below medical costs trends. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. Our rates increased approximately 2.5% - 3.0% in Georgia effective July 1, 2011. In Florida, changes that were effective September 1, 2011 had essentially no net impact on our overall rate. The ultimate premium rate is based on program type, demographic mix and geographic location.

Although premiums are generally contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states. In particular, the State of Georgia passed legislation in 2010 mandating that payment for Medicaid premiums in that state be made in the middle and at the end of the month in which services are provided. Previously, such payments were made at the beginning of each month. Additionally, the Georgia DCH has recently informed us that it is delaying the payment of certain premiums for as much as $300 million during the first quarter of 2012, and plans to restore these payments during the second quarter of 2012.  Payments have already been delayed in January 2012 and February 2012 to date and if the delays continue through March 2012 as planned, our consolidated operating cash flow for the first quarter of 2012 will be materially impacted. However, at this time, the delays are considered to be a timing issue and we have adequate liquidity to manage the delays. We expect our programs in Georgia and elsewhere will continue to operate as they have historically. Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future.

As part of the 2010 Acts, MA payment benchmarks for 2011 were frozen at 2010 levels. Separately, CMS implemented a reduction in Medicare Advantage reimbursements of 1.6% for 2011. Beginning in 2012, additional cuts to Medicare Advantage plans will take effect (with the quartile system) with changes being phased-in over two to six years, depending on the level of payment reduction in a county. These changes could result in reduced reimbursement or payment levels. This places increased importance on administrative cost improvements and effective medical expense initiatives.

Market Developments

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

In December 2011, the Georgia DCH amended its contracts for its Medicaid programs, to provide for two additional one year option terms, exercisable by Georgia DCH, which potentially extends the total contract term until June 30, 2014. Separately, Georgia DCH recently published a consultant’s report evaluating alternatives for its Medicaid program that includes a suggestion that the state should maintain the current program model, and also consider expanding it to include new populations, including the ABD population, that may number as many as 350,000 individuals.

In January 2012, Hawaii’s Department of Human Services selected us to serve the state’s QUEST Medicaid program, which covers beneficiaries of Hawaii’s TANF and CHIP, as well as other eligible beneficiaries across Hawaii. This is an expansion of Hawaii’s Medicaid program into managed care, where we currently serve approximately 24,000 ABD beneficiaries. We are one of five health plans selected to serve approximately QUEST 230,000 beneficiaries across the state. Beneficiaries of the QUEST program include low-income individuals, families and children who are not aged, blind or disabled. Services are expected to begin on or about July 1, 2012, and we will coordinate medical, behavioral and pharmacy services with a focus on improving health care access and the quality of care. With this new award, we become Hawaii’s only health plan to provide QUEST, QUEST Expanded Access and Medicare Advantage services across all six islands. We are unable to estimate our expected additional membership at this time.

Other states in which we have offered health plans for several years are expanding or reprocuring their Medicaid managed care programs, which may be very complementary to our existing operations and infrastructure, including Kansas, Missouri and Ohio. In addition, we anticipate the managed long-term care procurement by the Florida Medicaid program will occur in mid-2012.

Effective October 1, 2011, New York and Ohio implemented changes to their administration of prescription drug coverage for their Medicaid managed care enrollees. Pharmacy benefits that had been previously administered by the states will now be offered through health plans. This change resulted in additional revenue of approximately $28 million in 2011 and is expected to result in approximately $110.0 million to $120.0 million in additional revenue on an annual basis. New York is also working toward the potential expansion of its managed long-term care program. We participate in this program today, which includes the opportunity to coordinate Medicare and Medicaid benefits for dual members. In addition, New York is evaluating a number of alternatives for strengthening quality and cost management for its Medicaid program.

Effective January 1, 2012, we have expanded the geographic footprint of our MA plans by 19 counties to a total of 138 counties. These expansions occurred within our existing states. MA membership as of January 1, 2012 was approximately 146,000, an increase from 135,000 as of December 31, 2011. In addition, we now offer special needs plans for dually-eligible beneficiaries in all of the markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid and Medicare-related coverage of these members.

Based on the outcome of our 2012 stand-alone PDP bids, our 2012 plans are below the benchmarks in five of the 34 CMS regions and within the de minimis range of the benchmark in 17 other CMS regions. Comparatively, in 2011, our plans were below the benchmarks in 20 regions and within the de minimis range in eight other regions. We have retained our auto-assigned members in those 17 regions in which we bid within the de minimis range; however, we will not be auto-assigned new members in those regions during 2012. Consequently, membership has declined to approximately 900,000 as of January 1, 2012, a decrease from 976,000 as of December 31, 2011. The Company anticipates PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in 2012 in only the five regions where we are below the benchmark. We believe our plans are well positioned relative to member utilization patterns, cost-sharing, and a focus on generic medications. Consequently, we believe our PDPs remain attractive to choosers, who comprise more than fifty percent of our current membership.

Our revenues and medical benefits expenses for fiscal years 2011 and 2010 were lower than in prior periods due to our exit on December 31, 2009 from our MA PFFS product and our exit from Medicaid programs in certain Florida counties during 2009. Premium revenue from our PFFS product represented approximately 41% of our MA reportable operating segment revenue and 17% of our consolidated premium revenue for the 2009 fiscal year.

Regulation

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

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the Company’s decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Previously, we reported two operating segments, Medicaid and Medicare, which coincide with our two main business lines. During the first quarter of 2010, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of our PDP operations separately from other Medicare products. Accordingly, we now have three reportable segments: Medicaid, MA and PDP. The PFFS product that we exited December 31, 2009 is reported within the MA segment. The prior periods have been revised to reflect this segment presentation.

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

Medicare Advantage

Medicare is a federal health insurance program that provides eligible persons age 65 and over, and some disabled persons, a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans which, following the exit of our PFFS product on December 31, 2009, is comprised of CCPs. MA is Medicare’s managed care alternative to original Medicare, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

We cover a wide spectrum of medical services through our MA plans including, in some cases, additional benefits not covered by original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. In most of our markets, we also offer special needs plans to individuals who are dually-eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

Prescription Drug Plans

We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries through our PDP segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk-factor payments. Additional subsidies are provided for dually-eligible beneficiaries and specified low-income beneficiaries. The Medicare Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

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

Medical Benefits Expense

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed fee per member and fee-for-service as well as risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Capitation payments represented 11.0%, 12.0% and 11.0% of our total medical benefits expense for the years ended December 31, 2011, 2010 and 2009, respectively. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Consolidated Statements of Operations Data:	For the Years Ended December 31,
	2011	2010	2009
Revenues:	(In millions, except per share data)
Premium	$6,098.1	$5,430.2	$6,867.2
Investment and other income	8.7	10.0	10.9
Total revenues	6,106.8	5,440.2	6,878.1
Expenses:
Medical benefits	4,872.1	4,536.6	5,862.5
Selling, general and administrative	718.0	895.9	805.2
Medicaid premium taxes	76.2	56.4	91.0
Depreciation and amortization	26.4	23.9	23.3
Interest	6.5	0.2	3.1
Total expenses	5,699.2	5,513.0	6,785.1
Income (loss) from operations	407.6	(72.8)	93.0
Gain on repurchase of subordinated notes	10.8	—	—
Income (loss) before income taxes	418.4	(72.8)	93.0
Income tax (benefit) expense	154.2	(19.4)	53.1
Net income (loss)	$264.2	$(53.4)	$39.9

Net income (loss) per common share:
Basic	$6.17	$(1.26)	$0.95
Diluted	$6.10	$(1.26)	$0.95

Consolidated MBR	80.9%	84.4%	86.5%

Summary of Consolidated Financial Results

Membership

	For the Years Ended December 31,
	2011		2010		2009
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total

Medicaid	1,451,000	56.6%	1,340,000	60.3%	1,349,000	58.1%
MA	135,000	5.3%	116,000	5.2%	225,000	9.7%
PDP	976,000	38.1%	768,000	34.5%	747,000	32.2%
Total	2,562,000	100.0%	2,224,000	100.0%	2,321,000	100.0%

2011 vs. 2010:

As of December 31, 2011, we served approximately 2,562,000 members; an increase of approximately 338,000 members from December 31, 2010. We experienced membership growth in all of our segments. Our Medicaid segment grew with the launch of the Kentucky Medicaid program on November 1, 2011. As of December 31, 2011, we served 129,000 Medicaid members in Kentucky. For our MA segment, we focused on our membership growth activities during the annual election period in the fourth quarter of 2010. Our products have benefit designs that are attractive to both current and prospective members. We invested in strengthening our sales processes and organization and ensuring an effective on-boarding experience for our new members. We added approximately 19,000 MA members from December 31, 2010. In our PDP segment, our plans were below the benchmark in 20 of the 34 CMS regions in 2011, an increase of one region from 2010. Additionally, we were within the de minimis range in eight additional regions. As a result, we added approximately 208,000 PDP members compared to December 31, 2010.

In 2012, we expect membership growth in our Medicaid and MA segments, offset in part by reduced PDP segment membership. The growth expectation in Medicaid is driven by membership increases in Kentucky subsequent to our initial launch, the contract award for Hawaii’s QUEST Medicaid program in January that is effective July 1, 2012, as well as membership growth opportunities existing in states in which we currently operate. The growth expectation in MA is based on results of the annual election period, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries. However, as a result of our 2012 PDP bids, our PDP membership declined to approximately 900,000 as of January 1, 2012. We anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in fewer regions.

        2010 vs. 2009:

As of December 31, 2010, we served approximately 2,224,000 members; a decrease of 97,000 members from the 2,321,000 members we served as of December 31, 2009. As previously discussed, our MA segment includes results from the PFFS product that we exited on December 31, 2009. The overall membership decrease was due primarily to our December 31, 2009 exit from our PFFS product, which accounted for 95,000 MA members as of December 31, 2009 as well as a decline in MA CCP membership. The decrease in MA CCP resulted from the 2009 CMS Medicare marketing sanction, which was lifted in November 2009. However, we were not eligible to receive auto-assignments of low-income subsidy, dually-eligible beneficiaries into our PDP plans for January 2010 enrollment. We received auto assignments of PDP members in subsequent months, although such assignments were below the level we typically experience in the month of January.

Net income (loss)

2011 vs. 2010:

For the year ended December 31, 2011, our net income was $264.2 million compared to a net loss of $53.4 million for the same period in 2010. Excluding the impact of investigation-related settlements, litigation costs and gain on repurchase of subordinated notes, all of which amounted to a net expense of $27.2 million and $167.6 million, net of tax, for the years ended December 31, 2011 and 2010, respectively, net income increased by $177.2 million, or 155%, in 2011 compared to 2010. The increase in 2011 resulted mainly from improved results in our Medicaid segment, largely driven by increased premium revenue and the impact of net favorable reserve development of prior period medical benefits payable, rate increases in certain markets, and to a lesser extent, improved results in our PDP segment, mainly driven by an increase in membership. Such increases were partially offset by an increase in SG&A expense and interest incurred on debt.

2010 vs. 2009:

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

Premium revenue

2011 vs. 2010:

Premium revenue for the year ended December 31, 2011 increased by approximately $667.9 million, or 12%, compared to the same period in the prior year primarily due to membership growth during 2011 in our PDP and MA segments, rate increases in certain of our Medicaid markets, the launch of our Kentucky Medicaid program in November 2011 and additional premiums recognized in connection with retrospective maternity claims in Georgia. Premium revenue includes $76.2 million and $56.4 million of Medicaid premium taxes for the years ended December 31, 2011 and 2010, respectively.

        2010 vs. 2009:

Our MA segment includes results from the PFFS product that we exited on December 31, 2009. Our PFFS product contributed approximately $1,133.5 million of premium revenue for the year ended December 31, 2009. We recognized $3.5 million for retrospective risk-adjusted premium settlements related to our PFFS product for the year ended December 31, 2010. Excluding the impact of premium taxes as well as premium revenue from our PFFS product, premium revenue for the year ended December 31, 2010 decreased $272.4 million, or 4.8%, to $5,370.3 million from $5,642.7 million for the same period in the prior year. The decrease in premium revenue is primarily attributable to the decline in membership in our MA segment and lower membership in our PDP segment in the first half of 2010 resulting from our loss of membership due to the 2009 CMS marketing sanction and higher returned premium under the risk corridor provisions of our PDP product, partially offset by an increase in Medicaid segment premium revenue, due primarily to reductions by certain states that occurred earlier in the year and membership growth. Premium revenue includes $56.4 million and $91.0 million of Medicaid premium taxes for the years ended December 31, 2010 and 2009, respectively.

Investment and other income

2011 vs. 2010:

Investment and other income amounted to $8.7 million in 2011 compared to $10.0 million in 2010. The decrease was due to lower volumes of specialty prescription drugs sold to non-members, partially offset by an increase in investment income resulting from higher average investment balances.

2010 vs. 2009:

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

Medical benefits expense

2011 vs. 2010:

Total medical benefits expense for the year ended December 31, 2011 increased $335.4 million, or 7%, compared to the same period in 2010. The increase in medical benefits expense is due mainly to the increase in PDP membership, the increase in MBR in the PDP segment that was consistent with our bids, and increased membership and higher MBR in the MA segment. The increases were partially offset by lower expense in the Medicaid segment resulting principally from the impact of net favorable prior period development in medical benefits payable and our medical expense initiatives. For the year ended December 31, 2011, medical benefits expense was impacted by approximately $191.2 million of net favorable development related to prior years. For the year ended December 31, 2010, medical benefits expense was impacted by approximately $56.2 million of net favorable reserve development related to prior years. The increased net favorable development of prior years’ medical benefits payable experienced in 2011 compared to 2010 was primarily related to unusually low utilization in our Medicaid segment in 2010 that became clearer over time as claim payments were processed and more complete claims information was obtained.

Our consolidated MBR was 80.9% and 84.4% for the years ended December 31, 2011 and 2010, respectively. The lower MBR in 2011 was due mainly to the higher net favorable prior period reserve development in 2011, rate increases in certain of our Medicaid markets, additional premiums recognized in connection with retrospective maternity claims in Georgia and the impact of our medical cost initiatives, partially offset by the higher MBR in our PDP segment that was consistent with our bid results.

We anticipate that the consolidated MBR, as well as the MBRs for all three of our segments, will increase in 2012 compared to 2011 as a result of the magnitude of net favorable development of medical benefits payable that occurred in 2011.

2010 vs. 2009:

As previously discussed, our MA segment includes results from the PFFS product that we exited on December 31, 2009. Medical benefits expense for our PFFS product was $984.1 million for the year ended December 31, 2009. The wind-down of PFFS lowered medical benefits expense by approximately $33.4 million in 2010 as a result of the favorable development of 2009 and prior years’ medical benefits payable. Excluding the medical benefits expense from our PFFS product, total medical benefits expense for the year ended December 31, 2010, decreased $308.4 million, or 6.3%, to $4,570.0 million from $4,878.4 million for the same period in the prior year. The decrease in medical benefits expense was primarily due to the decline in membership in our other products, as well as a decrease in MBR for Medicaid and PDP. The consolidated MBR, excluding the impact from our PFFS product, was 85.1% and 86.5% for the year ended December 31, 2010 and 2009, respectively. Net favorable prior period reserve development, excluding PFFS, reduced MBR by 0.4% and 0.8% in 2010 and 2009, respectively. The decline in MBR is primarily due to improved performance of our MA and PDP segments. In 2010, we benefited from utilization that was below historical levels.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs; net of $25.8 million and $6.4 million of directors and officers liability insurance recoveries during December 31, 2010 and 2009, respectively, related to the putative class action complaints. Please refer to Part I, Item 3 – Legal Proceedings for a complete discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations. A reconciliation of SG&A expense, including and excluding such costs, is presented below.
	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
SG&A expense	$718.0	$895.9	$805.2
Adjustments:
Investigation-related litigation and other resolution costs	(7.7)	(258.7)	(60.7)
Investigation-related administrative costs, net of D&O insurance
policy recovery	(39.3)	(7.2)	(44.3)
Total investigation-related litigation and other resolution costs	(47.0)	(265.9)	(105.0)
SG&A expense, excluding investigation-related litigation and
other resolution costs	$671.0	$630.0	$700.2

SG&A ratio	11.9%	16.6%	11.9%
SG&A ratio, excluding investigation-related litigation and other resolution costs	11.1%	11.7%	10.3%

2011 vs. 2010:

Excluding investigation-related litigation and other resolution costs, our SG&A expense increased approximately $41.0 million, or 7%, in 2011 compared to the same period in 2010. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 11.9% in the 2011 period compared to 16.6% for the same period in the prior year. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for 2011 was 11.1% compared to 11.7% for the same period in 2010. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, represents solid progress toward our long-term goal of an adjusted SG&A ratio in the low 10% range, based on our current business and geographic mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design continued to drive improvement in our administrative cost structure, partially offset by spending related to the launch of our Kentucky Medicaid program, increased costs associated with our Medicare annual election period strong sales performance, and costs incurred for other growth, regulatory and quality initiatives. An additional factor impacting the comparability of the periods was the impact of relatively low equity-based compensation expense resulting from a larger impact from forfeiture activity in 2010 compared to 2011.

2010 vs. 2009:

Excluding the investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2010, decreased approximately $70.2 million, or 10.0% to $630.0 million from $700.2 million for the same period in the prior year. The reduction in SG&A expense was mainly due to the exit from our PFFS product and increased operating efficiencies, offset in part by increased costs for MA CCP marketing and infrastructure investments and severance costs associated with our organizational realignment implemented during 2010. The SG&A ratio was 16.6% for the year ended December 31, 2010 compared to 11.9% for the same period in the prior year. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the year ended December 31, 2010 was 11.7% compared to 10.3% for the same period in the prior year. The increase in 2010 SG&A ratio was mainly due to a lower revenue base in 2010 resulting from the exit from our PFFS product and lower MA CCP marketing costs in 2009 due to the CMS marketing sanction.

Medicaid premium taxes

Medicaid premium taxes incurred in the years ended December 31, 2011 and 2010 amounted to $76.2 million and $56.4 million, respectively. The increase in Medicaid premium taxes in 2011 was mainly due to the reinstatement of premium taxes by Georgia in July 2010. In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to premium revenues and Medicaid premium taxes. However, effective July 1, 2010, Georgia began assessing premium taxes again on Medicaid premiums. Therefore, during the first half of 2010, we were not assessed, nor did we remit, any taxes on premiums in Georgia. We were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio for both the 2011 and 2010 periods.

Interest expense

Interest expense for the year ended December 31, 2011 was $6.5 million compared to $0.2 million and $3.1 million for the same periods in 2010 and 2009. The increase in interest expense in 2011 is mainly driven by $6.1 million of interest related to the $112.5 million subordinated notes issued in September 2011, and to a lesser extent, interest on the $150.0 million term loan, which closed on August 1, 2011. We issued $112.5 million (aggregate par value) of tradable unsecured subordinated notes on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011 to resolve the putative class action complaints previously filed against us in 2007. The subordinated notes had a fixed coupon of 6% and interest was retroactive to May 2011.

Gain on repurchase of subordinated notes

On December 15, 2011, we repurchased at 90% of face value all of the $112.5 million of subordinated notes issued in September 2011. The notes had an original a maturity date of December 31, 2016. We recorded a gain on the repurchase of subordinated notes in the amount of $10.8 million. For further information regarding the subordinated notes, refer to Part IV, Item 15(c)–Note 10–Debt.

Income tax expense (benefit)

2011 vs. 2010:

Income tax expense for the year ended December 31, 2011 was $154.2 million compared to an income tax benefit of $19.4 million for the same period in 2010. Our effective income tax rate on pre-tax income was 36.9% for the year ended December 31, 2011 compared to 26.7% on a pre-tax loss for the same period in 2010. The comparability of the effective tax rates between 2011 and 2010 was impacted by changes related to estimated non-deductible amounts associated with investigation resolution payments, the favorable resolution of prior years’ state tax matters in 2011 and the incurrence of a pre-tax loss in 2010. Additionally, the effective tax rate for the 2010 period was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters.

2010 vs. 2009:

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

Reconciling Segment Results

The following table reconciles our reportable segment results with our income (loss) before income taxes, as reported under GAAP.

Reconciling Segment Results Data:	For the Years Ended December 31,
	2011	2010	2009
Gross Margin:	(In millions)
Medicaid	$744.0	$461.5	$446.1
MA	299.2	282.0	476.1
PDP	182.8	150.1	82.6
Total gross margin	1,226.0	893.6	1,004.8
Investment and other income	8.7	10.0	10.9
Other expenses	(827.1)	(976.4)	(922.7)
Income (loss) from operations	$407.6	$(72.8)	$93.0

Medicaid Segment Results

Medicaid Segment Results Data:	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
Premium revenue	$3,505.4	$3,252.4	$3,165.7
Medicaid premium taxes	76.2	56.4	91.0
Total premiums	3,581.6	3,308.8	3,256.7
Medical benefits expense	2,837.6	2,847.3	2,810.6
Gross margin	$744.0	$461.5	$446.1

Medicaid Membership:
Georgia	562,000	566,000	546,000
Florida	404,000	415,000	425,000
Other states	485,000	359,000	378,000
	1,451,000	1,340,000	1,349,000

Medicaid MBR (excluding premium taxes) (1)	80.9%	87.5%	88.8%

____________
(1)
MBR measures the ratio of our medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Because Medicaid premium taxes are included in the premium rates established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these taxes from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes are included in premium revenue.

        2011 vs. 2010:

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2011 increased 8% when compared to the same period in 2010. The increase in premium revenue was mainly due to rate increases in certain markets, the launch of the Kentucky Medicaid program on November 1, 2011 and additional premiums related to certain retrospective maternity claims that were impacted by a change that the DCH made to its methodology for determining and accepting qualifying maternity claims.

Medicaid medical benefits expense for the year ended December 31, 2011 decreased slightly when compared to the same period in 2010 due mainly to the impact of net favorable reserve development of prior period medical benefits payable and the impact of medical cost initiatives that we have implemented, partially offset by a change in member mix and the launch of the Kentucky Medicaid program in November 2011. The net favorable reserve development resulted primarily from unusually low utilization in 2010. Our Medicaid MBR improved by approximately 660 basis points in 2011 compared to 2010, and the decrease was also driven by the net favorable reserve development of prior period medical benefits payable, the impact of medical cost initiatives, rate increases in certain of our Medicaid markets and additional premiums recognized in connection with retrospective maternity claims in Georgia.

        2010 vs. 2009:

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2010 increased $86.7 million to $3,252.4 million from $3,165.7 million for the same period in the prior year. The increase in premium revenue was mainly due to rate increases implemented in most markets during the year and membership growth in Georgia, partially offset by the overall decrease in membership, primarily in Florida. Membership decreased overall by approximately 9,000 members to 1,340,000 as of December 31, 2010, from 1,349,000 as of December 31, 2009.

Medicaid medical benefits expense for the year ended December 31, 2010 increased $36.7 million to $2,847.3 million from $2,810.6 million from the same period in the prior year due mainly to the impact of prior period favorable reserve development experienced in 2009, increase in membership and a change in the demographic mix of our members. The decrease in Medicaid MBR for the year ended December 31, 2010 is mainly from premium increases during 2010 and the impact of medical cost initiatives that we have implemented, partially offset by the impact of the net favorable prior year reserve development recognized in 2009 that exceeds the impact of the net favorable prior year reserve development recognized in 2010.

Outlook:

For the Kentucky Medicaid program, membership for February 2012 is estimated to be 146,000, an increase from 116,000 as of the program launch on November 1, 2011, due to members’ opportunity to change plans. Based on the increase in estimated membership as well as changes in membership demographics, we currently anticipate that annual premium revenue from the Kentucky program in 2012 will be approximately $575 million to $600 million. Additionally, we were recently awarded a contract for Hawaii’s QUEST Medicaid program to serve TANF and CHIP members with an approximate effective date of July 1, 2012. We were one of five plans selected to serve approximately 230,000 beneficiaries across the state; however, we are unable to estimate our additional membership at this time.

Medicare Advantage Segment Results

MA Segment Results Data:	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
Premium revenue	$1,479.7	$1,336.1	$2,775.5
Medical benefits expense	1,180.5	1,054.1	2,299.4
Gross margin	$299.2	$282.0	$476.1

MA Membership	135,000	116,000	225,000

MA MBR	79.8%	78.9%	82.8%

        2011 vs. 2010:

MA premium revenue for the year ended December 31, 2011 increased 11% when compared to the same period in 2010 mainly from an increase in membership. Membership increased by approximately 19,000 members between December 31, 2010 and 2011. The increase in MA premium revenue and membership was attributable to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election periods in 2010 and 2011. MA medical expense increased by 12% in 2011, due to the increase in membership, as well as an increase in the segment MBR. MA segment MBR increased by approximately 90 basis points for the year ended December 31, 2011 compared to the same period in 2010, primarily due to the favorable reserve development we experienced in 2010 from the wind-down of our PFFS plans. As a result, the segment gross margin increase in 2011 amounted to 6%.

        2010 vs. 2009:

         As previously discussed, our MA segment includes results from the PFFS product that we exited on December 31, 2009. Our PFFS product contributed revenues of approximately $1,133.5 million for the year ended December 31, 2009 and medical benefits expense for our PFFS product was $984.1 million for the same period. During 2010 we continue to administer the PFFS program, which included processing claims payments as well as providing member and provider services related to health care services provided prior to our exit on December 31, 2009. As a result, we recognized $3.5 million for retrospective risk-adjusted premium settlements related to our PFFS product for the year ended December 31, 2010. The wind-down of PFFS also lowered medical benefits expense by approximately $33.4 million as a result of the favorable development of 2009 and prior years’ medical benefits payable.

Membership decreased by approximately 109,000 members to 116,000 as of December 31, 2010, from 225,000 as of December 31, 2009 primarily due to our exit from the PFFS plans in December 2009. Excluding premium revenue from our PFFS product, MA premium revenue for the year ended December 31, 2010 decreased $309.3 million to $1,332.6 million from $1,641.9 million for the same period in the prior year. The decrease in MA premium revenue and membership was primarily attributable due to our inability to enroll new MA CCP members during the 2009 CMS marketing sanction period. Correspondingly, MA gross margin, excluding the impact from our PFFS product in 2009, decreased by $81.5 million for the year ended December 31, 2010, to $245.1 million from $326.6 million compared to the same period in the prior year due to the decrease in premiums, partially offset by $33.1 million of prior period favorable reserve development in 2010 related to the PFFS product. The decrease in the 2010 MA MBR was primarily related to the withdrawal of PFFS plans, which operated at an MBR above the segment average, and the prior period favorable reserve development related to the PFFS product. Excluding the impact from our PFFS product in 2009, the MA segment MBR increased from 80.1% for the year ended December 31, 2009 to 81.6% for the year ended December 31, 2010. The overall increase in MBR was attributed to a change in the demographic mix of our members and increased utilization patterns.

        Outlook:

For the MA segment, membership for January 2012 is estimated to be 145,000, an increase from 135,000 as of December 31, 2011. Currently, we expect MA segment membership to continue to grow during the remaining months of 2012, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population.

Prescription Drug Plans Segment Results

	For the Years Ended December 31,
	2011	2010	2009
PDP Segment Results Data:	(In millions)
Premium revenue	$1,036.8	$785.4	$835.1
Medical benefits expense	854.0	635.3	752.5
Gross margin	$182.8	$150.1	$82.6

PDP Membership	976,000	768,000	747,000

PDP MBR	82.4%	80.9%	90.1%

        2011 vs. 2010:

PDP premium revenue increased 32% for the year ended December 31, 2011 when compared to the same period in 2010, resulting primarily from increased membership, partially offset by the impact of lower pricing consistent with our bid results. Membership increased by 27% in 2011, largely due to an increase in auto-assigned members resulting from our 2011 bids and the addition of one CMS region. The PDP MBR increased by 150 basis points in 2011 compared to 2010 due to our bid results, member mix and higher utilization. The segment gross margin increased by approximately 22%.

        2010 vs. 2009:

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

Membership increased by approximately 21,000 members to 768,000 as of December 31, 2010 from 747,000 as of December 31, 2009, despite lower membership throughout the first half of the year. PDP membership at the beginning of 2010 was lower than the end of 2009 as we were unable to receive auto-assigned membership in January 2010 following the release of the 2009 CMS marketing sanction. Membership gradually increased throughout the year as we became eligible to receive auto assignments and engage in additional marketing activities.

PDP MBR improved for the year ended December 31, 2010 due to improved performance of the product as a result of our revised product benefit design and increased generic drug dispensing through the bid process. PDP gross margin for the year ended December 31, 2010 increased $67.5 million to $150.1 million from $82.6 million for the same period in the prior year. The improvement in gross margin was due mainly to better overall performance of the Part D product and improved MBR despite the decrease in premiums.

Outlook:

Given our 2012 bid results discussed in “Business and Financial Outlook – Market Developments,” PDP segment membership for January 2012 is approximately 900,000. The decrease from 976,000 as of December 31, 2011 is from the reassignment to other plans of members who were auto-assigned to us in 2011 or prior years. Currently, we anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part 1, Item 1A – Risk Factors.

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

The primary sources of cash for our non-regulated subsidiaries are management fees and dividends received from our regulated subsidiaries and investment income. Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including administrative services related to claims payment, member and provider services, information technology and debt service. Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries. We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively.

Cash and Investment Positions

The table below presents our cash and investment positions, excluding restricted investments.

	As of December 31,
	2011	2010
Cash and cash equivalents:	(In millions)
Regulated	$1,018.9	$1,168.9
Unregulated	306.2	190.6
	$1,325.1	$1,359.5

Investments:
Regulated
Auction rate securities	$30.1	$40.2
Other	249.2	129.1
	$279.3	$169.3

Unregulated
Auction rate securities	$2.3	$2.3
Other	—	0.1
	2.3	2.4
	$281.6	$171.7

Metrics:
Percentage of short term investments in certificates of deposit	6.2%	44.4%
Weighted-average maturity of certificates of deposit	118 Days	68 Days
Annual tax equivalent portfolio yield	0.4%	0.5%

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unregulated cash and cash equivalents increased by $115.6 million in 2011 primarily as a result of $147.4 million of net term loan proceeds and $92 million in dividends received from certain of our regulated subsidiaries, offset in part by $87.5 million of payments in connection with the resolution of government investigations and related litigation and the net cash impact of the repurchase of the subordinated notes and associated reduction in our fourth quarter estimated tax payment.

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

Credit Facility

In August 2011, we entered into a $300.0 million senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Upon closing, we borrowed $150.0 million pursuant to the term loan facility and incurred approximately $2.5 million of debt issuance costs that have been deferred and will be amortized over the life of the agreement. The Credit Agreement replaces the previous credit facility, which had never been drawn upon and which has now been terminated. We had at all times remained in compliance with all covenants associated with the former agreement.

Both the term loan and revolving credit facility are set to expire in August 2016. Subject to adjustment for prepayments, the term loan will amortize in quarterly installments of $1,875 for the first four quarters, $3,750 for the next eight quarters, $5,625 for the next four quarters and $7,500 for the next three quarters, with the remaining balance due upon maturity. As of December 31, 2011, our remaining term loan balance was $146.3 million, which is included in the current portion of long-term debt and long-term debt line items in our consolidated balance sheet.

    Our term loan as of December 31, 2011 bears interest at 2.56%. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 1/2 of 1%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit agreement bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to consolidated EBITDA. Interest on the term loan is payable based on the LIBOR election period, which ranges from one to six months based upon our election, with interest on the unutilized commitment payable quarterly. Interest on the unutilized revolving credit facility and borrowings under the term loan were $0.3 million and $1.5 million, respectively, for a total interest expense amount of $1.8 million for the year ended December 31, 2011. As of December 31, 2011 interest payable for the term loan was $0.3 million.

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

Issuance and Repurchase of Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112.5 million, with a fixed coupon of 6% and a maturity date of December 31, 2016. These notes were issued in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class action complaints previously filed against us in 2007. On December 15, 2011 we repurchased all of the $112.5 million subordinated notes at 90% of face value. We recorded a gain on the repurchase of subordinated notes in the amount of $10.8 million. Interest of approximately $4.1 million was incurred on these notes in 2011, including amounts retroactive to May 2011, and was paid at the time of repurchase. For further information regarding the subordinated notes, refer to Note 10 – Debt.

Auction Rate Securities

As of December 31, 2011, we held municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities, which carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this Form 10-K, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 28 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 23 years. During 2011, auction rate securities of $11.2 million, in the aggregate, were called at par, at the option of the issuer.

Financial Impact of Government Investigation and Litigation

We have expended significant financial resources in connection with the investigations and related litigation. Since the inception of these investigations through December 31, 2011, we have incurred a total of approximately $241.4 million for administrative expenses associated with, or consequential to, these governmental and Company investigations specifically for legal fees, accounting fees, consulting fees, employee recruitment and retention costs and other similar expenses, prior to any insurance recoveries.

In connection with the settlement agreement that we reached with the lead plaintiffs to resolve certain putative class action complaints, which was approved by the United States District Court for the Middle District of Florida in May 2011, we delivered to the escrow agent on behalf of the class, a $35.0 million non-negotiable, non-interest bearing, promissory note that was due and payable in full on July 31, 2011. This liability was previously accrued as part of amounts accrued related to the investigation resolution and this amount was paid in full on July 28, 2011. In March 2011, we paid $52.5 million and in September 2011, we issued $112.5 million of tradable unsecured subordinated notes in connection with the resolution of these class action complaints. Subsequently, in December 2011, we repurchased the subordinated notes as discussed in Issuance and Repurchase of Subordinated Notes above.

In August 2010, we entered into an agreement and release with the carriers of our D&O liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32.5 million, including $6.7 million received by us in prior years, in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10.0 million face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded the $25.8 million of insurance proceeds as a reduction to SG&A expenses at the time the agreement was executed in 2010. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies. We currently maintain directors’ and officers’ liability insurance in the amount of $125.0 million for other matters not addressed above.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum RBC requirement or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2011, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the ACL, which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2011, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $858.0 million and $695.0 million at December 31, 2011 and 2010, respectively, compared to the required surplus of approximately $310.0 million and $300.0 million at December 31, 2011 and 2010, respectively.

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

Also, we may only invest in the types of investments allowed by the state in order to qualify as admitted assets and we are required by certain states to deposit or pledge assets that are considered as restricted assets. At December 31, 2011 and 2010, all of our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. government securities.

Overview of Cash Flow Activities

Our cash flows from operations are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by operations	$162.0	$223.1	$57.9
Net cash (used in) provided by investing activities	(111.6)	(60.5)	63.6
Net cash (used in) provided by financing activities	(84.9)	38.9	(145.4)

Net cash provided by operations

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to resolving government investigations and related litigation.

The net cash inflow from operations for the years ended December 31, 2011, 2010 and 2009 was primarily due to changes in the receivables and liabilities due to timing of cash receipts and payments. In 2011, we paid approximately $87.5 million in connection with resolving shareholder class action complaints. Cash flows in 2009 were negatively impacted by payments related to settlements reached with the USAO and SEC. Pursuant to the terms of the DPA, we paid the USAO a total of $44.8 million and paid the SEC $7.5 million during the year ended December 31, 2009.

As discussed in Business and Financial Outlook/ Premium Rates and Payments, the Georgia DCH has recently informed us that it is delaying the payment of certain premiums for as much as $300 million during the first quarter of 2012, and plans to restore these payments during the second quarter of 2012.  Payments have already been delayed in January 2012 and February 2012 to date and if the delays continue through March 2012 as planned, our consolidated operating cash flow for the first quarter of 2012 will be materially impacted. However, at this time, the delays are considered to be a timing issue and we have adequate liquidity to manage the delays. We expect our programs in Georgia and elsewhere will continue to operate as they have historically.

Net cash (used in) provided by investing activities

In 2011, cash used in investing activities primarily reflects our investment of proceeds provided by our term loan into higher yielding investment alternatives, which had a net impact totaling approximately $108.7 million, and purchases of software and equipment totaling approximately $49.6 million, partially offset by $46.7 million of proceeds from the maturities of restricted investments net of purchases.

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

Net cash (used in) provided by financing activities

Included in 2011 financing activities are the repurchase of the subordinated notes in full which approximated $101.7 million, as well as funds held for the benefit of members, which increased approximately $129.6 million in 2011. These funds represent certain subsidies funded by CMS in connection with the Medicare Part D program for which we assume no risk. This activity is partially offset with the $147.4 million of proceeds from the issuance of the term loan, net of issuance costs.

In 2010, financing activities consisted primarily of funds held for the benefit of members, which increased approximately $44.7 million over 2009. In 2009, financing activities consisted primarily of the repayment in full of the outstanding amount of $152.8 million under the credit facility on its due date.

Off Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table below.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2011.

	Payments due to period
		Less Than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$62.1	$17.2	$27.3	$13.8	$3.8
Capital leases	5.5	2.3	3.0	0.2	—
Purchase obligations (1)	115.9	54.9	57.6	3.4	—
Unrecognized tax benefit	3.5	3.5	—	—	—
Amounts accrued related to investigation resolution (2) (3)	159.3	49.8	74.1	35.4	—
Long-term debt	146.3	11.3	33.8	101.2	—
Total	$492.6	$139.0	$195.8	$154.0	$3.8

____________

(1)	Our purchase obligations include commitments under contracts for equipment leases, software maintenance and the purchase of pharmaceuticals from our pharmacy benefit manager.
(2)
Based on the terms of the Preliminary Settlement reached with the Civil Division in June 2010 to settle pending civil inquiries related to qui tam complaints filed by relators against us, which includes interest. The Preliminary Settlement is subject to completion and approval of an executed written settlement agreement and other government approvals, as discussed in Part I, Item 3 – Legal Proceedings.

(3)	Amount includes a $10.5 million estimate related to the qui tam relators’ attorneys’ fees to be paid in addition to the Preliminary Settlement amount.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract by CMS and the states throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. Premiums are billed monthly for coverage in the following month and we are paid generally in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premium receivables. Any amounts received by us in advance of the period of service are recorded as a liability, unearned premiums, in our consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible and a liability is established for premium expected to be returned. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS requires us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $28.3 million and $0.3 million at December 31, 2011 and 2010, respectively. The amounts due to government agencies for reconciling items were $7.3 million and $63.3 million at December 31, 2011 and 2010, respectively. These amounts are recorded net and are included in premium receivables in the consolidated balance sheets.

Medicaid

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium PMPM pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. We generally receive premium payments during the month in which we provide services and recognize premium revenue during the period in which we are obligated to provide such services to our members. In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. For the years ended December 31, 2011 and 2010, we recognized approximately $236 million and $220 million of such premium revenue, respectively.  The revenue recognized during the year ending December 31, 2011 includes $4.5 million related to certain retrospective  maternity claims from 2010, as a result of a change in the Georgia DCH’s methodology for accepting qualifying maternity claims made in 2011. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data. Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

During the year ended December 31, 2011, Georgia DCH made retroactive premium adjustments for overpayments related to a reconciliation of duplicate member records and members belonging to a plan other than ours for periods dating back to the beginning of the program in 2006. In accordance with the policy stated above, we had previously identified and accrued an estimated liability for overpayments that we believed would be returned to Georgia DCH. In addition, Georgia DCH has notified us of expected retroactive premium adjustments for the understatement of historical capitation premium rates for the periods affected by duplicative enrollment. The net impact to premium revenue resulting from the adjustments was immaterial to our consolidated results of operations.

Minimum Medical Expense Provisions

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the states as a return of premium each period based on the terms of our contracts with the applicable state agency, and such amounts are included in our consolidated results of operations as adjustments to premium revenues. Our liability to states under their respective minimum medical expense provisions was $12.3 million as of December 31, 2011 and $10.7 million as of December 31, 2010.

Medicare Advantage

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. We also offer Part D coverage as a component of our MA plans. See Prescription Drug Plans (PDPs) below for a complete discussion of our revenue accounting policies associated with this benefit. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member. This model apportions premiums paid to all MA plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for MA members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the monthly premium payments to plans based on normalized risk scores of each member from the prior year, generally at the beginning of the calendar year. Annually, CMS provides the updated risk scores to the plans and revises premium rates prospectively, beginning with the July remittance for current plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current plan year members and for the prior year for prior plan year members. We reassess our estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to premium revenue.

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our MA members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

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

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums. However, it is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2012 and beyond.

Prescription Drug Plans (PDPs)

Prescription drug benefits under Part D are provided on both a stand-alone basis and also in connection with our MA plans. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries. The recognition of the premium and subsidy components under Part D is described below:

Member Premium—We receive a monthly premium from members based on the plan year bid we submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish a reserve for member premium that is past due that reflects our estimate of the collectability of the member premium.

CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member’s health status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue.

Risk Adjusted Premiums—The monthly CMS Direct Premium Subsidy is based upon the members’ health status, which is determined by CMS, as more fully described above under "Risk Adjusted Premiums." We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members’ risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

Low-Income Premium Subsidy—For qualifying LIS members, CMS pays us for some or all of the LIS member’s monthly premium. The CMS payment is dependent upon a member’s income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS will reimburse us for all or a portion of the LIS member’s deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid we submitted to CMS. Following the plan year, CMS performs an annual reconciliation of the LICS received by the plan sponsor to the actual amount paid by the plan sponsor.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month and are determined based upon the plan year bid we submitted to CMS. After the close of the annual plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to our plans and any differences are settled between CMS and our plans.

Coverage Gap Discount Subsidy—Beginning in 2011, CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. Following the plan year, CMS performs an annual reconciliation of the prospective discount payments received by the plan sponsor to the cost of actual manufacturer discounts made available to each plan sponsor’s enrollees under the program.

Low-income cost sharing, catastrophic reinsurance subsidies and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activity in our consolidated statements of cash flows. After the close of the annual plan year, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual plan bid to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year as if the annual contract were to terminate at the end of the reporting period, and are recognized as adjustments to premium revenues and other payables to government partners. This estimate provides no consideration of future pharmacy claims experience, but does require us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates.  Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of the prior plan year risk corridor estimate.

Estimating Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of IBNR medical benefits. Medical benefits payable included in our consolidated balance sheets represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR, and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Such expense may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in selling, general, and administrative expense. The following table provides a detail of the components of medical benefits payable:

	December 31,	% of	December 31,	% of
	2011	Total	2010	Total
	(In millions)

Claims adjudicated but not yet paid	$62.3	8%	$50.9	7%
IBNR	682.5	92%	692.1	93%
Total medical benefits payable	$744.8		$743.0

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease state (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of December 31, 2011 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2011 were decreased by 1%, our net income would decrease by approximately $59.6 million. If the completion factors were increased by 1%, our net income would increase by approximately $58.2 million.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members’ needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. Differences between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known, and have the effect of increasing or decreasing the reported medical benefits expense and resulting MBR in such periods. Such differences can have a material impact on results of operations in the periods in which they are recognized.

After determining an estimate of the base reserve, actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve, for which the model is not intended to account. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR reserve and the provision for moderately adverse conditions is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, when a portion of the development related to the prior year incurred claims is offset by an increase determined to address moderately adverse conditions for the current year incurred claims, we do not consider that development amount as having any impact on net income during the period. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2011	2010	2009
	(In millions)

Balances as of beginning of period	$743.0	$802.5	$766.2
Medical benefits incurred related to:
Current period	5,124.2	4,652.9	5,983.5
Prior periods	(252.1)	(116.3)	(121.0)
Total	4,872.1	4,536.6	5,862.5
Medical benefits paid related to:
Current period	(4,457.9)	(4,026.3)	(5,250.9)
Prior periods	(412.3)	(569.8)	(575.3
Total	(4,870.2)	(4,596.1)	(5,826.2)
Balances as of end of period	$744.9	$743.0	$802.5

Medical benefits payable recorded at December 31, 2010, 2009 and 2008 developed favorably by approximately $252.1 million, $116.3 million and $121.0 million in 2011, 2010 and 2009, respectively. A portion of the prior period development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

In addition to the release of the provision for moderately adverse conditions, medical benefits expense for the years ended December 31, 2011 and 2010 was impacted by approximately $191.2 million and $56.2 million, respectively, of net favorable development related to prior years. The net favorable prior year reserve development during 2011 resulted primarily from 2010 medical cost trend emerging favorably in our Medicaid segment due to lower than projected utilization. The net favorable prior year reserve development in 2010 was primarily associated with the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernible in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Other Intangible Assets

We obtained goodwill and other intangible assets as a result of the acquisitions of our subsidiaries. These assets are allocated to reporting segments for impairment testing purposes. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill attributable to our Medicare reporting segment was determined to be fully impaired in 2008 and was completely written off. Accordingly, all of the remaining goodwill is attributable to our Medicaid reporting segment. Other intangible assets include provider networks, trademarks, state contracts, licenses and permits. Our other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.

We review goodwill and other intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or other intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date, we have determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value and as a result, there were no indications that would require additional impairment testing as of December 31, 2011.

We evaluated the intangible assets associated with our PFFS business, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets were not impaired.

Recently Adopted Accounting Standards

Refer to Note 2, Summary of Significant Accounting Policies, included in the Notes to the Consolidated Financial Statements at Part IV, Item 15 of this 2011 Form 10k for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

As of December 31, 2011 and 2010, we had short-term investments of $198.6 million and $108.8 million, respectively. The short-term investments consist of highly liquid securities with maturities between three and 12 months as well as longer term bonds with floating interest rates that are considered available for sale. We held restricted investments of $60.7 million and $107.6 million, at December 31, 2011 and 2010, respectively, which consist principally of cash, cash equivalents and other short-term investments required by various state statutes or regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. Because of the short-term nature of short-term and restricted investments, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. At December 31, 2011 and 2010, we held investments classified as long-term in the amount of $83.0 million and $62.9 million, respectively. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2011, the fair value of our long-term fixed income investments would decrease by approximately $0.8 million. Similarly, a 1% decrease in market interest rates at December 31, 2011 would result in an increase of the fair value of our investments by less than $0.8 million.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes required by this item are set forth in the WellCare Health Plans, Inc. financial statements included in Part IV, Item 15 of this filing.

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

In connection with the preparation of this 2011 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, that is included herein.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 15, 2012

Item 9B. Other Information.

None.
PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2011, we will file and distribute our definitive proxy statement for our 2011 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

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

(b) Exhibits

For a list of exhibits to this 2011 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

In order to provide our investors with an understanding as to which of our operational contracts, if any, are material to our business, we file contracts and amendments if such contracts are with a customer from which we derive 10% or greater of our total annual revenues. We believe this provides clarity to our investors regarding the operational contracts that management believes are material to our business.

As discussed elsewhere, we have three reportable business segments: Medicaid, MA and PDP within our two main business lines: Medicaid and Medicare. In our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. We enter into contracts with the states or state agencies in the ordinary course of our business pursuant to which we provide Medicaid programs and services to beneficiaries in each of the states in which our Medicaid plans operate. In certain states in which we offer numerous programs or operate in multiple regions, we may operate under several contracts, all or substantially all of which are with a single governmental agency that has common control over the contracts under which we operate in that particular state. In our MA and PDP segments, we have just one customer, CMS, from which we receive substantially all of our premium revenue in those segments. We offer our Medicare plans under multiple contracts with CMS and believe that CMS has common control over all of our Medicare contracts.

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

Date: February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Alec Cunningham
Alec Cunningham	Chief Executive Officer (Principal Executive Officer and Director	February 15, 2012

/s/Thomas L. Tran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2012
Thomas L. Tran

/s/Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2012
Maurice S. Hebert

/s/Charles G. Berg	Director	February 15, 2012
Charles G. Berg

/s/Carol J. Burt	Director	February 15, 2012
Carol J. Burt

/s/David J. Gallitano	Director	February 15, 2012
David J. Gallitano

/s/D. Robert Graham	Director	February 15, 2012
D. Robert Graham

/s/Kevin F. Hickey	Director	February 15, 2012
Kevin F. Hickey

/s/Christian P. Michalik	Director	February 15, 2012
Christian P. Michalik

/s/Glenn D. Steele, Jr.	Director	February 15, 2012
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 15, 2012
William L. Trubeck

/s/ Paul E. Weaver	Director	February 15, 2012
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

 Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F-39
Schedule II — Valuation and Qualifying Accounts	F-42

Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 15, 2012

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Premium	$6,098,130	$5,430,190	$6,867,252
Investment and other income	8,738	10,035	10,912
Total revenues	6,106,868	5,440,225	6,878,164
Expenses:
Medical benefits	4,872,071	4,536,631	5,862,457
Selling, general and administrative	718,003	895,894	805,238
Medicaid premium taxes	76,163	56,374	91,026
Depreciation and amortization	26,454	23,946	23,336
Interest	6,510	229	3,087
Total expenses	5,699,201	5,513,074	6,785,144
Income (loss) from operations	407,667	(72,849)	93,020
Gain on repurchase of subordinated notes (see Note 10)	10,807	—	—
Income (loss) before income taxes	418,474	(72,849)	93,020
Income tax expense (benefit)	154,228	(19,449)	53,149
Net income (loss)	$264,246	$(53,400)	$39,871

Net income (loss) per share (see Note 3):
Basic	$6.17	$(1.26)	$0.95
Diluted	$6.10	$(1.26)	$0.95

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,325,098	$1,359,548
Investments	198,569	108,788
Premium receivables, net	217,509	127,796
Funds receivable for the benefit of members	162,745	33,182
Income taxes receivable	20,655	9,973
Prepaid expenses and other current assets, net	172,986	114,492
Deferred income tax asset	22,332	61,392
Total current assets	2,119,894	1,815,171

Property, equipment and capitalized software, net	98,238	76,825
Goodwill	111,131	111,131
Other intangible assets, net	9,896	11,428
Long-term investments	83,019	62,931
Restricted investments	60,663	107,569
Deferred income tax asset	—	58,340
Other assets	5,270	3,898
Total Assets	$2,488,111	$2,247,293

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$744,821	$742,990
Unearned premiums	164	67,383
Accounts payable	3,294	8,284
Other accrued expenses and liabilities	215,817	199,033
Current portion of amounts accrued related to investigation resolution	49,557	121,406
Current portion of long-term debt	11,250	—
Other payables to government partners	98,237	46,605
Total current liabilities	1,123,140	1,185,701
Deferred income tax liability	1,026	—
Amounts accrued related to investigation resolution	101,705	216,136
Long-term debt	135,000	—
Other liabilities	10,394	13,410
Total liabilities	1,371,265	1,415,247

Commitments and contingencies (see Note 11)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares
issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,848,798 and 42,541,725 shares issued and outstanding at December 31, 2011
and December 31, 2010, respectively)	429	425
Paid-in capital	448,820	428,818
Retained earnings	669,358	405,112
Accumulated other comprehensive loss	(1,761)	(2,309)
Total stockholders' equity	1,116,846	832,046
Total Liabilities and Stockholders' Equity	$2,488,111	$2,247,293

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at January 1, 2009	42,261,345	$423	$390,526	$418,641	$(3,761)	$805,829

Common stock issued for stock options	80,054	1	1,167	—	—	1,168
Purchase of treasury stock	(154,807)	(2)	(2,413)	—	—	(2,415)
Restricted stock grants and RSU vesting, net of forfeitures	174,615	2	25,674	—	—	25,676
Other equity-based compensation expense	—	—	18,475	—	—	18,475
Incremental tax decrement from option exercises	—	—	(8,346)	—	—	(8,346)
Comprehensive income:
Net income	—	—	—	39,871	—	39,871
Change in unrealized gain (loss) on investments,
net of deferred taxes of $1,953	—	—	—	—	642	642
Comprehensive income						40,513
Balance at December 31, 2009	42,361,207	$424	$425,083	$458,512	$(3,119)	$880,900

Common stock issued for stock options	90,853	1	1,443	—	—	1,444
Purchase of treasury stock	(36,032)	(1)	(6,237)	—	—	(6,238)
Restricted stock grants and RSU vesting, net of forfeitures	125,697	1	11,752	—	—	11,753
Other equity-based compensation expense	—	—	3,049	—	—	3,049
Incremental tax decrement from option exercises	—	—	(6,272)	—	—	(6,272)
Comprehensive loss:
Net loss	—	—	—	(53,400)	—	(53,400)
Change in unrealized gain (loss) on investments,
net of deferred taxes of $1,953	—	—	—	—	810	810
Comprehensive loss						(52,590)
Balance at December 31, 2010	42,541,725	$425	$428,818	$405,112	$(2,309)	$832,046

Common stock issued for stock options	226,036	3	6,285	—	—	6,288
Purchase of treasury stock	(69,652)	(1)	(3,683)	—	—	(3,684)
Restricted stock grants and RSU vesting, net of forfeitures	150,689	2	16,975	—	—	16,977
Other equity-based compensation expense	—	—	2,552	—	—	2,552
Incremental tax decrement from option exercises	—	—	(2,127)	—	—	(2,127)
Comprehensive income:
Net income	—	—	—	264,246	—	264,246
Change in unrealized gain (loss) on investments,
net of deferred taxes of $411	—	—	—	—	548	548
Comprehensive income						264,794
Balance at December 31, 2011	42,848,798	$429	$448,820	$669,358	$(1,761)	$1,116,846

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash from operating activities:
Net income (loss)	$264,246	$(53,400)	$39,871
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	26,454	23,946	23,336
Equity-based compensation expense	19,530	14,801	44,149
Incremental tax benefit from equity-based compensation	(2,778)	—	—
Gain on repurchase of subordinated notes	(10,807)	—	—
Deferred taxes, net	98,170	(61,204)	10,443
Provision for doubtful receivables	11,080	(6,889)	1,945
Changes in operating accounts:
Premium receivables, net	(96,770)	158,124	(74,014)
Prepaid expenses and other current assets, net	(62,016)	(3,634)	28,022
Medical benefits payable	1,831	(59,525)	36,336
Unearned premiums	(67,219)	(23,113)	9,299
Accounts payables and other accrued expenses	14,018	752	(69,440)
Other payables to government partners	51,632	8,458	30,047
Amounts accrued related to investigation resolution	(73,780)	256,207	8,397
Income taxes receivable/payable, net	(12,809)	(21,134)	(15,645)
Other, net	1,217	(10,332)	(14,821)
Net cash provided by operations	161,999	223,057	57,925
Cash (used in) from investing activities:
Purchases of investments	(386,186)	(219,961)	(16,115)
Proceeds from sale and maturities of investments	277,486	163,993	27,466
Purchases of restricted investments	(34,828)	(21,820)	(65,299)
Proceeds from maturities of restricted investments	81,524	44,800	133,665
Additions to property, equipment and capitalized software, net	(49,576)	(27,516)	(16,078)
Net cash (used in) provided by investing activities	(111,580)	(60,504)	63,639
Cash (used in) from financing activities:
Proceeds from option exercises and other	6,287	1,443	1,167
Incremental tax benefit from equity-based compensation	2,778	—	—
Purchase of treasury stock	(3,684)	(6,237)	(2,413)
Proceeds from debt, net of issuance costs	147,473	—	—
Repurchase of subordinated notes	(101,693)	—	—
Payments on debt	(3,750)	—	(152,800)
Payments on capital leases	(2,717)	(1,011)	—
Funds received for the benefit of members	(129,563)	44,669	8,691
Net cash (used in) provided by financing activities	(84,869)	38,864	(145,355)
Cash and cash equivalents:
(Decrease) increase during year	(34,450)	201,417	(23,791)
Balance at beginning of year	1,359,548	1,158,131	1,181,922
Balance at end of year	$1,325,098	$1,359,548	$1,158,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$69,846	$75,962	$80,621
Cash paid for interest	$5,920	$228	$2,642

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS:
Non-cash issuance of subordinated notes	$112,500	$—	$—
Non-cash additions to property, equipment, and capitalized software	$2,449	$2,354	$923
Equipment acquired through capital leases	$—	$8,868	$805

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010, and 2009
(In thousands, except member, per share and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,562,000 members as of December 31, 2011. In 2011, we operated our Medicaid health plans, through our licensed subsidiaries, in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio, and our Medicare Advantage (“MA”) coordinated care plans (“CCPs”), administered through our health maintenance organization (“HMO”) subsidiaries, in Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. Effective January 1, 2012, we no longer offer an MA plan in Indiana. We also operated a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia. We exited the Medicare private fee-for-service (“PFFS”) program on December 31, 2009.

The Kentucky Cabinet for Health and Family Services awarded us a contract to serve the Commonwealth of Kentucky’s (Kentucky’s) Medicaid program in seven of Kentucky’s eight regions, beginning November 1, 2011. We served approximately 129,000 beneficiaries across these seven regions as of December 31, 2011. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the Temporary Assistance for Needy Families (“TANF”), Children’s Health Insurance Programs (“CHIP”) and aged, blind and disabled (“ABD”) programs.

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

Basis of Presentation and Use of Estimates

The consolidated statements of operations, balance sheets, changes in stockholders’ equity and comprehensive income and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain items in our consolidated financial statements have been reclassified from their prior year classifications to conform to our current year presentation. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates. The Company evaluates and updates its assumptions and estimates on an ongoing basis. We have evaluated all material events subsequent to the date of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

Investments

Our fixed maturity securities, including short-term, long-term, and restricted investments, are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes. We record investment income when earned. We amortize premiums and discounts from the purchase of securities into investment income over the estimated remaining term of the securities. Investment gains and losses on sales of securities are determined on a specific identification basis. During the years ended December 31, 2011, 2010, and 2009 total fixed maturity bond investments totaling $200,516, $51,015, $4,500, respectively, were sold. There were no realized gains or losses recorded for the years ended December 31, 2011, 2010 and 2009.

Index to Consolidated Financial Statements and Schedules

The fair value of fixed maturity securities is largely determined by third-party pricing service market prices, using typical inputs that include reported trades, benchmark yields, issuer spreads, bids, offers and estimated cash flows and prepayment spreads. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, the pricing services may use matrix or model processes to develop a security price using future cash flow expectations based upon collateral performance and discount this at an estimated market rate. Our long-term investments include municipal note investments with an auction reset feature (“auction-rate securities”). The fair value of these auction-rate securities is estimated using a discounted cash flow analysis.

We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and it is considered on an individual security, not portfolio, basis.

The evaluation of impairment is a quantitative and qualitative process which is subject to risk and uncertainties. Our fixed maturity investments are exposed to four primary sources of investment risk: credit, interest rate, liquidity and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment (OTTI) in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. If we do not intend to sell the debt security and it is more likely than not that we will not be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive loss. After the recognition of an OTTI, we account for the debt security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. No OTTI was recognized for the years ended December 31, 2011, 2010 or 2009.

Restricted Investments

Restricted investment assets consist of cash, cash equivalents, and other short-term investments required by various state statutes or regulations to be deposited or pledged to state agencies, including collateral deposits of cash, cash equivalents or securities for the purpose of issuance of surety bonds required by certain state contracts. Restricted investment assets are classified as long-term, regardless of the contractual maturity date due to the nature of the states’ requirements, and are stated at fair value, which approximates cost.

Index to Consolidated Financial Statements and Schedules

Funds Receivable/Held for the Benefit of Members

Funds receivable or held for the benefit of members represent catastrophic reinsurance, low-income cost sharing and coverage gap discount subsidies from the Center for Medicare and Medicaid Services (“CMS”) in connection with the Medicare Part D program.

Low-Income Cost Sharing Subsidy—For qualifying low income status (“LIS”) members, CMS reimburses plans for all or a portion of the LIS member’s deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid we submitted to CMS. After the close of the annual plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to our plans and any differences are settled between CMS and our plans.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid we submitted to CMS. After the close of the annual plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to our plans and any differences are settled between CMS and our plans.

Coverage Gap Discount Subsidy—Beginning in 2011, CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. Following the plan year, CMS performs an annual reconciliation of the prospective discount payments received by the plan sponsor to the cost of actual manufacturer discounts made available to each plan sponsor’s enrollees under the program.

Low-income cost sharing, catastrophic reinsurance subsidies and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activity in our consolidated statements of cash flows. After the close of the annual plan year, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

Funds receivable/held for the benefit of members consisted of the following:

	As of December 31,
	2011	2010

Low-income cost sharing subsidy	$54,659	$3,034
Catastrophic reinsurance subsidy	128,701	30,578
Coverage gap discount subsidy	(20,586)	—
Other, net	(29)	(430)
Funds receivable for the benefit of members	$162,745	$33,182

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of pharmaceutical rebates receivable, pharmaceutical coverage gap discounts receivable, prepaid expenses, advances to providers, recoveries for non-member claims paid and other miscellaneous amounts. Pharmaceutical rebates receivable are recorded based upon actual rebate receivables and an estimate of receivables based upon historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmaceutical rebates are recorded as contra-expense within Medical benefits expense. Pharmaceutical coverage gap discounts receivable are recorded upon actual CMS notification of billings to pharmaceutical providers based on our qualified members’ utilization. Pharmaceutical coverage gap discounts are reported using the deposit method of accounting (see “Funds Receivable/Held for the Benefit of Members”). Advances to providers are amounts advanced to health care providers that are under contract with us to provide medical services to members. We perform an analysis of our ability to collect outstanding advances and record a provision for these accounts which are judged to be a collection risk based upon a review of the financial condition and solvency of the provider. We record receivables for the recovery of claims paid for non-members resulting from subsequent retroactive disenrollment (prescription drug event, or PDE, rejections). We perform an analysis of our ability to recover these payments from providers or other plans and record a provision for these accounts which are judged to be a collection risk. Allowances are established for the estimated amounts that may not be collectible.

Index to Consolidated Financial Statements and Schedules

Prepaid expenses and other current assets, net, are comprised of the following:

	As of December 31,
	2011	2010

Pharmaceutical rebates receivable	$109,933	$85,186
Pharmaceutical coverage gap discounts receivable	15,130	—
Prepaid expenses	32,556	15,842
Advances to providers	6,491	7,823
Receivables for non-member claims paid	5,181	1,061
Other	9,068	6,991
	178,359	116,903
Allowance for uncollectible advances to providers	(1,350)	(1,350)
Allowance for receivables for non-member claims paid	(4,023)	(1,061)
Total allowance	(5,373)	(2,411)
Prepaid expenses and other current assets, net	$172,986	$114,492

Property, Equipment and Capitalized Software, net

Property, equipment and capitalized software are stated at cost, less accumulated depreciation. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the related assets, which is five years for leasehold improvements as well as furniture and equipment, and three to five years for computer equipment and software. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the useful lives of the assets are capitalized. On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable, and the useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful lives. There were no impairment losses recognized during the years ended December 31, 2011, 2010 or 2009.

Goodwill and Other Intangible Assets

We obtained goodwill and other intangible assets as a result of the acquisitions of our subsidiaries. These assets are allocated to reporting segments for impairment testing purposes. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill attributable to our Medicare reporting segment was determined to be fully impaired in 2008 and was completely written off. Accordingly, all of the remaining goodwill is attributable to our Medicaid reporting segment. Other intangible assets include provider networks, trademarks, state contracts, licenses and permits. Our other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years.

We review goodwill and other intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or other intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, medical contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date, we have determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value and, as a result, there were no indications that would require additional impairment testing as of December 31, 2011.

Index to Consolidated Financial Statements and Schedules

We evaluated the intangible assets associated with our PFFS business, which primarily consisted of state licenses for the insurance companies that underwrote that line of business. As we continue to use these company licenses for other lines of business and the licenses have a market value, we determined that these assets were not impaired.

Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR, and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Such expense may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as case and disease management, utilization review services, quality assurance and on-call nurses, which are recorded in selling, general, and administrative expense.

The medical benefits payable estimate has been, and continues to be, our most significant estimate included in the consolidated financial statements. We historically have used, and continue to use, a consistent methodology for estimating our medical benefits expense and medical benefits payable. Our policy is to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

After determining an estimate of the base reserve, actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve, for which the model is not intended to account. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR reserve and the provision for moderately adverse conditions is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, when a portion of the development related to the prior year incurred claims is offset by an increase determined to address moderately adverse conditions for the current year incurred claims, we do not consider that development amount as having any impact on net income during the period. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

Index to Consolidated Financial Statements and Schedules

Other Payables to Government Partners

Other payables to government partners represent amounts due to government agencies under various contractual and plan arrangements.

Liability to CMS under risk corridor provision

Part D prescription drug plan premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual plan bid to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year as if the annual contract were to terminate at the end of the reporting period, and are recognized as adjustments to premium revenues and other payables to government partners. This estimate provides no consideration of future pharmacy claims experience, but does requires us to consider factors that may not be certain, including membership, risk scores, prescription drug events, or PDEs, and rebates. Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of the prior plan year risk corridor estimate.

Liability to states under minimum medical expense provisions

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the states as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in our consolidated results of operations as reductions of premium revenues.

A summary of other payables to government partners is as follows:

	As of December 31,
	2011	2010

Liability to CMS under risk corridor provision	$85,986	$35,955
Liability to states under minimum medical expense provisions	12,251	10,650
Other payables to government partners	$98,237	$46,605

Premium Revenue Recognition

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicaid and Medicare contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and the states throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. Premiums are billed monthly for coverage in the following month and we are generally paid in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premium receivables. Any amounts received by us in advance of the period of service are recorded as a liability, unearned premiums, in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premium receivables, including member billings, Medicaid newborn/obstetric deliveries receivables (see “Medicaid” below), and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations. Our allowance for uncollectible premium receivables was approximately $10,367 and $16,104 at December 31, 2011 and 2010, respectively.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments that we receive are based upon eligibility lists produced by the government. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, the states or CMS requires us to reimburse them for premiums that we received based on an eligibility list that a state, CMS or we later discover contains individuals who were not eligible for any government-sponsored program or belong to a plan other than ours. The verification and subsequent membership changes may result in additional amounts due to us or we may owe premiums back to the government. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly; if appropriate, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of agency eligibility lists relate to current and prior periods. The amounts receivable from government agencies for reconciling items were $28,267 and $270 at December 31, 2011 and 2010, respectively. The amounts due to government agencies for reconciling items were $7,292 and $63,289 at December 31, 2011 and 2010, respectively. These receivables and payables are recorded net and are included in premium receivables, net in the accompanying consolidated balance sheets.

Index to Consolidated Financial Statements and Schedules

Medicaid

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium PMPM pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our base premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each state contract is specific as to what is required before payments are generated. Upon delivery of a newborn, each state is notified according to the contract. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. For the years ended December 31, 2011 and 2010, respectively, we recognized approximately $236,096 and $220,172 of such premium revenue.  The revenue recognized during the year ending December 31, 2011 includes $4,450 related to certain retrospective  maternity claims from 2010, as a result of a recent change in the Georgia Department of Community Health’s (“Georgia DCH”) methodology for accepting qualifying maternity claims. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data. Historically, these eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

During the year ended December 31, 2011, Georgia DCH has made retroactive premium adjustments for overpayments related to a reconciliation of duplicate member records and members belonging to a plan other than ours for periods dating back to the beginning of the program in 2006. In accordance with the policy stated above, we had previously identified and accrued an estimated liability for overpayments due to Georgia DCH. In addition, the Georgia DCH has notified us of expected retroactive premium adjustments for the understatement of historical capitation premium rates for the periods affected by duplicative enrollment. The net amount is included in premium receivables, net in the accompanying consolidated balance sheets. The net impact to premium revenue resulting from these adjustments was immaterial to our consolidated results of operations.

Medicare Advantage (MA)

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon the members’ health status as described under “Risk-Adjusted Premiums” below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer Part D coverage as a component of our MA plans. See further discussion of Part D in “PDPs” below.

Index to Consolidated Financial Statements and Schedules

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled. As a result, our CMS monthly premium payments per member may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for MA members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the severity of claims incurred in the prior fiscal year. CMS then issues a final retroactive risk-adjusted premium settlement for that fiscal year in the following year (the “Final CMS Settlement”). We reassess the estimates of the Initial CMS Settlement and the Final CMS Settlement each reporting period and any resulting adjustments are made to premium revenue.

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Our MA risk adjusted premiums receivable was $41,166 and $56,353 as of December 31, 2011 and 2010, respectively, and is included in premium receivables, net, in the accompanying consolidated balance sheets.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of Medicare premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us. While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year that CMS determines repayment is required.

PDPs

We offer Part D coverage on a stand-alone basis through our PDP plans. The monthly payments received from CMS for PDP are also based upon contracts with CMS that generally have terms of one year and expire at the end of each calendar year. The monthly premium subsidy received from CMS is based upon the members’ health status, which is determined by CMS, as more fully described above under "Risk Adjusted Premiums." We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members’ risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.  Other premium and cost reimbursement components under our PDP plans are more fully described under “Funds Receivable/Held for the Benefit of Members” and “Liability to CMS under risk corridor provision.”

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

Reinsurance premiums and medical expense recoveries are accounted for consistently with the accounting for the underlying contract and other terms of the reinsurance contracts. Reinsurance receivables of $2,242 and $2,013 as of December 31, 2011 and 2010, respectively, are included in prepaid and other current assets, net in the accompanying consolidated financial statements. We made premium payments of $2,117, $1,241, and $1,580 for the years ended December 31, 2011, 2010 and 2009, respectively. Reinsurance premiums are recorded as a reduction to premium in the accompanying consolidated statements of operations. We had recoveries of $2,015, $1,223, and $821 for the years ended December 31, 2011, 2010 and 2009, respectively, which are recorded as a reduction of medical benefits expense in the accompanying consolidated statements of operations.

Index to Consolidated Financial Statements and Schedules

Member Acquisition Costs

Member acquisition costs consist of both internal and external agent commissions, policy issuance and other administrative costs that we incur to acquire new members. Member acquisition costs are expensed in the period in which they are incurred.

Advertising and Related Marketing Activities

We expense the production costs of advertising and related marketing activities as incurred. Costs of communicating an advertising campaign are expensed in the period the advertising takes place. Advertising and related marketing expense was $8,068, $7,010, and $8,028 for the years ended December 31, 2011, 2010 and 2009, respectively.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency, and is also recognized as an expense in the period in which the applicable premiums are earned. For the years ended December 31, 2011, 2010 and 2009, we were assessed and remitted taxes on premiums in Hawaii, Missouri, New York and Ohio.

In October 2009, Georgia stopped assessing taxes on Medicaid premiums remitted to us, which resulted in an equal reduction to Premium revenues and Medicaid premium taxes. In July 2010, Georgia reinstated premium taxes on Medicaid premiums at a lower rate. For the periods from January 1, 2009 through September 30, 2009 and from July 1, 2010 through December 31, 2011, we were assessed and remitted taxes on premiums in Georgia.

Medicaid premium taxes incurred for the years ended December 31, 2011, 2010 and 2009 were $76,163, $56,374 and $91,026, respectively.

Income Taxes

Our tax liability estimate is based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance would be recognized if, based on available evidence, it is more likely than not that the deferred tax assets may not be realized. We have not recorded a valuation allowance at December 31, 2011 and 2010 as we expect that we will fully realize our deferred tax assets. After tax returns for the applicable year are filed, the estimated tax liability is adjusted to the actual liability per the filed state and federal tax returns. Historically, we have not experienced significant differences between our estimates of tax liability and our actual tax liability.

We sometimes face challenges from state and federal taxing authorities regarding the amount of taxes due. Positions taken on the tax returns are evaluated and tax benefits are recognized only if it is more likely than not that the position will be sustained on audit. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. In addition, we are periodically audited by state and federal taxing authorities and these audits can result in proposed assessments. We believe that our tax positions comply with applicable tax law in all material aspects and, as such, will vigorously defend our positions on audit. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. Although the ultimate resolution of these audits may require additional tax payments, it is not anticipated that any additional tax payments would have a material impact to our financial position, results of operations or cash flows.

We are a member of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2011 tax year. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Index to Consolidated Financial Statements and Schedules

Equity-Based Employee Compensation

Compensation cost for stock options and restricted stock awards is calculated based on the fair value at the time of grant and is recognized as expense over the vesting period of the award. Certain performance share awards do not have an accounting grant date. The performance share awards ultimately expected to vest will be recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock, since the awards do not have an accounting grant date. See Note 16.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized gains and losses, net of income taxes, as described in “Investments”.

Recently Adopted Accounting Standards

In December 2010, the FASB issued new guidance on business combinations to clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance was adopted prospectively for business combinations on or after January 1, 2011, and did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued accounting guidance clarifying the requirement to test for goodwill impairment when the carrying amount of a reporting unit exceeds its fair value. Under this guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether any adverse qualitative factors exist that would indicate that goodwill impairment, more likely than not, exists. If it is determined that goodwill impairment would, more likely than not, be triggered, additional testing to determine whether goodwill has actually been impaired would be required and the amount of such impairment, if any, would accordingly be determined. The adoption of this guidance, effective January 1, 2011, did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” and in December 2011 also issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which amended guidance on the presentation of comprehensive income. This amended guidance eliminates one of the presentation options previously provided, which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It now requires utilization of one of two optional methods. It gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for reporting periods beginning after December 15, 2011 and is applied retrospectively with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-06, “Other Expenses – Fees Paid to the Federal Government by Health Insurers.” This update to the Accounting Standards Codification addresses accounting for the annual fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

Index to Consolidated Financial Statements and Schedules

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other.” This guidance allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carry amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

3. NET INCOME (LOSS) PER COMMON SHARE

We compute basic net income (loss) per common share on the basis of the weighted average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units and performance stock units, using the treasury stock method.

The following table presents the calculation of net income (loss) per common share — basic and diluted:

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$264,246	$(53,400)	$39,871
Denominator:
Weighted average common shares outstanding — basic	42,817,466	42,365,061	41,823,497
Dilutive effect of:
Unvested restricted stock, restricted stock units and
performance stock units	305,622	—	248,275
Stock options	205,668	—	78,405
Weighted average common shares outstanding — diluted	43,328,756	42,365,061	42,150,777

Net income (loss) per common share:
Basic	$6.17	$(1.26)	$0.95
Diluted	$6.10	$(1.26)	$0.95

For the years ended December 31, 2011 and 2009, certain options to purchase common stock were not included in the calculation of diluted net income per common share because their exercise prices were greater than the average market price of our common stock for the period and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2011, approximately 18,205 restricted equity awards, as well as 45,629 options with exercise prices ranging from $41.24 to $43.45 per share were excluded from diluted weighted-average common shares outstanding. For the year ended December 31, 2009, approximately 648,893 restricted equity awards, as well as 1,702,657 options with exercise prices ranging from $19.38 to $91.64 per share were excluded from diluted weighted-average common shares outstanding. Due to the net loss in the year ended December 31, 2010, the assumed exercise of 1,871,567 equity awards had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share.

Index to Consolidated Financial Statements and Schedules

4. MEDICAL BENEFITS PAYABLE

The following table provides a detail of the two main components of medical benefits payable:

	December 31,	% of	December 31,	% of
	2011	Total	2010	Total

Claims adjudicated, but not yet paid	$62,340	8%	$50,879	7%
IBNR	682,481	92%	692,111	93%
Total medical benefits payable	$744,821		$742,990

        The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	For the Years Ended December 31,
	2011	2010	2009

Balances as of beginning of period	$742,990	$802,515	$766,179
Medical benefits incurred related to:
Current period	5,124,210	4,652,885	5,983,537
Prior periods	(252,139)	(116,254)	(121,080)
Total	4,872,071	4,536,631	5,862,457
Medical benefits paid related to:
Current period	(4,457,972)	(4,026,336)	(5,250,859)
Prior periods	(412,268)	(569,820)	(575,262)
Total	(4,870,240)	(4,596,156)	(5,826,121)
Balances as of end of period	$744,821	$742,990	$802,515

Medical benefits payable recorded at December 31, 2010, 2009 and 2008 developed favorably by approximately $252,139, $116,254, and $121,080 in 2011, 2010 and 2009, respectively. A portion of the prior period development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

Excluding the prior period development related to the release of the provision for moderately adverse conditions, medical benefits expense for the years ended December 31, 2011, 2010 and 2009, was impacted by approximately $191,205, $56,185 and $58,694 of net favorable development, respectively, related to prior years. The net favorable prior year development recognized in 2011 resulted primarily from 2010 medical cost trend emerging favorably in our Medicaid segment due to lower than projected utilization. The net favorable prior year development recognized in 2010 is primarily associated with the exit of our PFFS product on December 31, 2009. The net amount of prior period developments recognized in 2009 was primarily attributable to pricing assumptions, early durational effect favorability, the volatility associated with our new and small blocks of MA business, which were converted from the loss ratio methodology to the development factor methodology in 2009 (both methodologies are recognized methods for estimating claim reserves in accordance with actuarial standards of practice), the recovery by us of claim overpayments on our PFFS product that exceeded our estimates and better than expected demographic mix of membership. The factors impacting the changes in the determination of Medical benefits payable discussed above were not discernible in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

At December 31, 2011 and 2010, we determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value and, as a result, there were no indications that would require additional impairment testing as of those dates.

Index to Consolidated Financial Statements and Schedules
Other Intangible Assets

We acquired intangible assets as a result of the acquisitions of our subsidiaries. Intangible assets include provider networks, trademarks, state contracts, licenses and permits. The following is a summary of intangible assets, as well as the weighted-average amortization periods of those same intangible assets:

	Weighted	As of December 31,
	Average	2011			2010
	Amortization	Gross		Other	Gross		Other
	Period	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	(In Years)	Amount	Amortization	Net	Amount	Amortization	Net
Provider network	18.5	$4,878	$(4,434)	$444	$4,878	$(4,172)	$706
Trademark	15.1	10,443	(6,111)	4,332	10,443	(5,415)	5,028
Licenses and permits	15.0	5,270	(2,157)	3,113	5,270	(1,806)	3,464
State contracts	15.0	3,336	(1,329)	2,007	3,336	(1,106)	2,230
Total other intangibles assets	15.7	$23,927	$(14,031)	$9,896	$23,927	$(12,499)	$11,428

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,532, $1,533, and $1,532, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2011 is as follows:

Expected Amortization Expense
2012	$1,413
2013	1,413
2014	1,413
2015	1,284
2016	1,270
2017 and thereafter	3,103
Total	$9,896

Index to Consolidated Financial Statements and Schedules

6. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
Certificates of deposit	$12,401	$2	$(2)	$12,401
Corporate debt and other securities	27,364	13	(5)	27,372
Money market fund	41,720	—	—	41,720
Municipal securities	66,736	15	(27)	66,724
Variable rate bond fund	50,000	—	(55)	49,945
U.S. government securities	399	8	—	407
Total	$198,620	$38	$(89)	$198,569
December 31, 2010
Certificates of deposit	$48,323	$3	$(4)	$48,322
Corporate debt and other securities	36,517	2	(63)	36,456
Municipal securities	24,010	3	(3)	24,010
Total	$108,850	$8	$(70)	$108,788

We are not exposed to any significant concentration of credit risk in our short-term fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, long-term investments are set forth in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
Auction rate securities	$34,950	$—	$(2,551)	$32,399
Certificates of deposit	5,000	3	—	5,003
Corporate debt and other securities	13,340	7	(356)	12,991
U.S. government securities	32,481	153	(8)	32,626
Total	$85,771	$163	$(2,915)	$83,019
December 31, 2010
Auction rate securities	$46,150	$—	$(3,905)	$42,245
Corporate debt and other securities	11,583	12	(6)	11,589
Municipal securities	5,108	2	(1)	5,109
Certificates of deposit	4,000	—	(12)	3,988
Total	$66,841	$14	$(3,924)	$62,931

Index to Consolidated Financial Statements and Schedules

Contractual maturities of available-for-sale long-term investments at December 31, 2011 are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter

Auction rate securities	$32,399	$—	$—	$—	$32,399
Certificates of deposit	5,003	—	5,003	—	—
Corporate debt and other securities	12,991	—	8,846	—	4,145
U.S. government securities	32,626	—	32,626	—	—
Total	$83,019	$—	$46,475	$—	$36,544

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities. These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These notes carry investment grade credit ratings but are believed to be in an inactive market as discussed in Note 8. During the years ended December 31, 2011, 2010, and 2009, respectively, we redeemed $11,200, $10,850 and $4,400 of auction rate securities at par. We have not realized any losses associated with selling or redeeming our auction rate securities for the years ended December 31, 2011, 2010 and 2009.

7. RESTRICTED INVESTMENT ASSETS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies and certain of our state contracts require the issuance of surety bonds, which in turn require collateral deposits of cash, cash equivalents or securities. Due to the nature of the states’ requirements, these assets are classified as long term regardless of their contractual maturity dates. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of these restricted investment securities are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
Money market funds	$18,897	$—	$—	$18,897
Cash	25,864	—	—	25,864
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,843	9	(1)	14,851
Total	60,655	9	(1)	60,663
December 31, 2010
Money market funds	$54,908	$—	$—	$54,908
Cash	27,581	—	—	27,581
Certificates of deposit	1,053	—	—	1,053
U.S. government securities	23,809	220	(2)	24,027
Total	$107,351	$220	$(2)	$107,569

No realized gains or losses were recorded on restricted investments for the years ended December 31, 2011, 2010, or 2009.

Index to Consolidated Financial Statements and Schedules
8. FAIR VALUE MEASUREMENTS

        Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment.

        For other financial instruments, including short- and long-term investments, restricted investments, amounts accrued related to investigation resolution, and long-term debt, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

Level 1 — Quoted (unadjusted) prices for identical assets or liabilities in active markets: Investments included in Level 1 consist of money market funds, cash, U.S. government securities and the variable rate bond fund, as well as certain certificates of deposit and corporate debt, asset-backed and other municipal securities. The carrying amounts of money market funds and cash approximate fair value because of the short-term nature of these instruments. Fair values of the other investments included in Level 1 are based on unadjusted quoted market prices for identical securities in active markets.

Level 2 — Inputs other than quoted prices in active markets:  Investments in Level 2 consist of certain certificates of deposit, corporate debt, commercial paper, asset-backed and other municipal securities for which fair market valuations are based on quoted prices for identical securities in markets that are not active, quoted prices for similar securities in active markets, broker or dealer quotations, or alternative pricing sources or for which all significant inputs are observable, either directly or indirectly, including interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.

In addition to using market data, we make assumptions when valuing our assets and liabilities, including assumptions about risks inherent in the inputs to the valuation technique. When there is not an observable market price for an identical or similar asset or liability, management uses an income approach reflecting our best assumptions regarding expected cash flows, discounted using a commensurate risk-adjusted discount rate. The fair value of the future payments related to investigation resolution was estimated using a discounted cash flow analysis. These amounts are carried at fair value and are included in the short- and long-term portions of amounts accrued related to investigation resolution line items in our consolidated balance sheets. The carrying value of long-term debt was $146,250 at December 31, 2011. Based on a discounted cash flow analysis, the fair value of long-term debt was $141,810 at December 31, 2011.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data:  We hold investments in auction rate securities, designated as available for sale and reported at fair value. At December 31, 2011 and 2010, respectively, the auction rate securities had par values of $34,950 and $46,150. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2011. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. These fair values are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

Index to Consolidated Financial Statements and Schedules

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of fair value accounting guidance were as follows:

		Fair Value Measurements at December 31, 2011:
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investments:
Auction rate securities	$32,399	$—	$—	$32,399
Certificates of deposit	17,404	—	17,404	—
Corporate debt securities	28,716	—	28,716	—
Commercial paper	1,999	—	1,999	—
Asset backed securities	9,648	—	9,648	—
Money market fund	41,720	41,720	—	—
Municipal securities	66,724	—	66,724	—
Variable rate bond fund	49,945	49,945	—	—
U.S. government securities	33,033	33,033	—	—
Total investments	$281,588	$124,698	$124,491	$32,399

Restricted investments:
Money market funds	$18,897	$18,897	$—	$—
Cash	25,864	25,864	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,851	14,851	—	—
Total restricted investments	$60,663	$59,612	$1,051	$—

Amounts accrued related to investigation resolution	$151,262	$—	$151,262	$—

Index to Consolidated Financial Statements and Schedules

		Fair Value Measurements at December 31, 2010:
	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investments:
Auction rate securities	$42,245	$—	$—	$42,245
Certificates of deposit	52,310	52,310	—	—
Corporate debt securities	17,597	17,597	—	—
Asset backed securities	5,503	5,503	—	—
Municipal securities	29,119	29,119	—	—
Variable rate bond fund	24,945	24,945	—	—
Total investments	$171,719	$129,474	$—	$42,245

Restricted investments:
Money market funds	$54,908	$54,908	$—	$—
Cash	27,581	27,581	—	—
Certificates of deposit	1,053	1,053	—	—
U.S. government securities	24,027	24,027	—	—
Total restricted investments	$107,569	$107,569	$—	$—

Amounts accrued related to investigation resolution	$337,542	$—	$337,542	$—

The following tables present our auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (i.e., Level 3 data):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Years Ended December 31,
	2011	2010	2009

Beginning balance at January 1	$42,245	$51,710	$54,972
Realized gains (losses) in earnings (or changes in net assets)	—	—	—
Unrealized gains (losses) in other comprehensive income	1,354	1,385	1,138
Purchases, issuances and settlements	—	—	—
Net transfers in or (out) of Level 3	(11,200)	(10,850)	(4,400)
Ending balance at December 31	$32,399	$42,245	$51,710

As a result of the increase in the fair value of our investments in auction rate securities, we recorded a net unrealized gain of $1,354 and $1,385 to accumulated other comprehensive loss during the years ended December 31, 2011 and 2010, respectively. The decrease in net unrealized losses was driven by stabilization and improvement within the municipal bond market. Auction rate securities were redeemed by the issuer at par in the amount of $6,700 in December 2011, $4,500 in May 2011, $4,550 in May 2010, $6,300 in March 2010, and $4,400 in February 2009.

Index to Consolidated Financial Statements and Schedules
9. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2011	2010
Leasehold improvements	$16,492	$16,481
Computer equipment	47,273	48,882
Software	105,851	72,675
Furniture and equipment	17,621	21,111
Property and equipment clearing	2,449	4,320
	189,686	163,469
Less accumulated depreciation	(91,448)	(86,644)
Total property and equipment, net	$98,238	$76,825

        We recognized depreciation expense on property and equipment of $24,922, $22,413 and $21,804 for the years ended December 31, 2011, 2010, and 2009, respectively.  Amortization expense on software was $11,482, $10,512 and $9,706 for the years ended December 31, 2011, 2010 and 2009, respectively.Amortization of equipment and software under capital leases is included in depreciation expense.

10. DEBT

Credit Agreement

        In August 2011, we entered into a $300,000 senior secured credit agreement (the “Credit Agreement”) that provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. Both the term loan and revolving credit facility are set to expire in August 2016. Upon closing, we borrowed $150,000 pursuant to the term loan facility and incurred approximately $2,527 of debt issuance costs that have been deferred and are amortized over the life of the agreement using the straight-line method. A balance of $146,250 remains outstanding under the Credit Agreement at December 31, 2011, including a current portion of $11,250. Amortization expense for the year ended December 31, 2011 for debt issuance costs was $227. The short-term amount of debt issuance costs, net, is included in prepaid expenses and other current assets and the long-term portion is included in other assets in the accompanying balance sheet as of December 31, 2011.

        Payments of principal on the term loan are due quarterly beginning on September 30, 2011 through July 31, 2016.

        Our term loan currently bears interest at 2.56%. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 1/2 of 1%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit agreement bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

  Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to consolidated EBITDA. Interest on the unutilized revolving credit facility and borrowings under the term loan was $305 and $1,533, respectively, for a total interest expense amount of $1,838 for the year ended December 31, 2011.  Interest on the term loan is payable based on the LIBOR election period, which ranges from a period of one to six months based upon our election, with interest on the unutilized commitment payable quarterly. As of December 31, 2011 interest payable for the term loan was $271.

Index to Consolidated Financial Statements and Schedules
Payments of principal on the term loan for the years succeeding December 31, 2011 are as follows:

2012	$11,250
2013	15,000
2014	18,750
2015	26,250
2016	75,000
Total	$146,250

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

Subordinated Notes

        On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112,500, with a fixed coupon of 6% and a maturity date of December 31, 2016. These notes were issued in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class-action complaints previously filed against us in 2007.

        On December 15, 2011 we repurchased all of the $112,500 subordinated notes at a 10% discount. As a result, we recorded a gain on the repurchase of the subordinated notes in the amount of $10,807.

11. COMMITMENTS AND CONTINGENCIES

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

Index to Consolidated Financial Statements and Schedules
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

        Our estimate of the resolution amount for these matters is $137,500. We have discounted the remaining liability for the resolution of these matters and accrued this amount, plus interest, at its estimated fair value, which amounted to approximately $140,732 at December 31, 2011. In addition to the Settlement Amount, another $10,530 for estimated qui tam relators attorneys’ fees to be paid was accrued as of December 31, 2011. Approximately $49,557 and $101,705 has been included in the current and long-term portions, respectively, of amounts accrued related to investigation resolution in our consolidated balance sheet as of December 31, 2011.

Index to Consolidated Financial Statements and Schedules

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

Indemnification Obligations

        Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this Note 11. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending.

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

Class Action Complaints

In December 2010, WellCare entered into a Stipulation and Agreement of Settlement (the “Stipulation Agreement”) with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. First, it provides that if, within three years following the date of the settlement agreement, WellCare is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000. Second, the Stipulation Agreement provides that we will pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thad Bereday as a result of claims arising from the same facts and circumstances that gave rise to the consolidated securities class action.

Other Lawsuits and Claims

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities, including related attorney’s fees, related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Risk Adjustment Data Validation Audit

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

Index to Consolidated Financial Statements and Schedules

CMS has indicated that payment adjustments resulting from its RADV audits will not be limited to risk scores for the specific beneficiaries for which errors are found, but will be extrapolated to the relevant plan population. In December 2010, CMS issued a draft audit sampling and payment error calculation methodology that it proposes to use in conducting these audits. CMS invited public comment on the proposed audit methodology and announced in February 2011 that it will revise its proposed approach based on the comments received. CMS has not given a specific timetable for issuing a final version of the audit sampling and payment error calculation methodology. Given that the RADV audit methodology is new and is subject to modification, there is substantial uncertainty as to how it will be applied to MA organizations like our Florida MA plan. At this time, we do not know whether CMS will require retroactive or subsequent payment adjustments to be made using an audit methodology that may not compare the coding of our providers to the coding of Original Medicare and other MA plan providers, or whether any of our other plans will be randomly selected or targeted for a similar audit by CMS. We are also unable to determine whether any conclusions that CMS may make, based on the audit of our plan and others, will cause us to change our revenue estimation process. Because of this lack of clarity from CMS, we are unable to estimate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to our Florida MA plan 2007 premiums and as a result, have not accrued a liability for the potential outcome. However, a payment adjustment may occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows, possibly in 2012 and beyond.

Directors and Officers Insurance Recovery

In August 2010, we entered into an agreement and release with the carriers of our directors and officers (“D&O”) liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept immediate payment of $32,500, of which $6,700 was previously received by us under the policy and recorded in prior years, in satisfaction of the $45,000 face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. The agreement and release did not include a $10,000 face amount policy we maintain for non-indemnifiable securities claims by directors and officers during the same time period and such policy is not affected by the agreement and release. Accordingly, we recorded $25,800 during the year ended December 31, 2010, of insurance proceeds as a reduction to Selling, general and administrative expenses. No additional recoveries with respect to such matters are expected under our insurance policies and all expenses incurred by us in the future for these matters will not be further reimbursed by our insurance policies.

Operating Leases

We have operating leases for office space. Rental expense totaled $18,002, $17,312, and $18,159 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2011 are set forth in the following table.

Minimum Lease Payments

2012	$17,242
2013	14,663
2014	12,624
2015	9,416
2016	4,411
2017 and thereafter	3,771
Total	$62,127

Index to Consolidated Financial Statements and Schedules

12. INCOME TAXES

We and our subsidiaries file a consolidated federal income tax return. In addition, we and our subsidiaries file separate state franchise, income and premium tax returns as applicable.

The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2011	2010	2009
Current:
Federal	$59,541	$44,389	$45,567
State	(1,166)	4,116	8,611
	58,375	48,505	54,178
Deferred:
Federal	87,039	(61,742)	(885)
State	8,814	(6,212)	(144)
	95,853	(67,954)	(1,029)
Total income tax expense (benefit)	$154,228	$(19,449)	$53,149

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at statutory federal rate	$146,466	$(25,497)	$32,557
Adjustments resulting from:
State income tax, net of federal benefit	8,058	(3,785)	6,286
Provision-to-return differences	(2,257)	893	(4,663)
Non-deductible executive compensation	1,640	2,079	802
Non-deductible amounts related to investigation resolution	236	5,703	19,584
Interest on unrecognized tax benefits	(318)	(91)	(1,081)
Other, net	403	1,249	(336)
Total income tax expense (benefit)	$154,228	$(19,449)	$53,149

Our effective income tax rate on pre-tax income was 36.9% for the year ended December 31, 2011, compared to 26.7% on a pre-tax loss for the year ended December 31, 2010 and 57.1% on pre-tax income for the year ended December 31, 2009. The comparability of the effective tax rates between 2011 and 2010 was impacted by changes related to estimated non-deductible amounts associated with investigation resolution payments, the favorable resolution of prior year state tax matters in 2011 and the incurrence of a pre-tax loss in 2010. Additionally, our effective income tax rate in all years was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters.

Index to Consolidated Financial Statements and Schedules

The significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Medical and other benefits discounting	$12,085	$14,237
Unearned premium discounting	12	5,188
Tax basis assets	7,154	6,679
Allowance for doubtful accounts	3,893	2,940
Amounts accrued related to investigation resolution	22,280	95,340
Accrued expenses and other	22,192	24,499
	67,616	148,883
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	10,222	5,146
Software development costs	30,193	21,528
Prepaid assets	5,895	2,477
	46,310	29,151
Net deferred tax asset	$21,306	$119,732

Amounts recognized in the consolidated balance sheets are as follows:

	As of December 31,
	2011	2010
Current assets	$22,332	$61,392
Non-current assets	—	58,340
Non-current liabilities	(1,026)	—
Net deferred tax asset	$21,306	$119,732

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010
Gross unrecognized tax benefits, beginning of period	$3,370	$12,002
Gross increases:
Prior year tax positions	155	331
Current year tax positions	—	—
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	—	(8,963)
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$3,525	$3,370

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our Consolidated Financial Statements. During the years ended December 31, 2011 and 2010, we recognized interest benefit of $318 and $91, respectively. No amount was accrued for penalties for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,093.

Index to Consolidated Financial Statements and Schedules

We file our income tax returns in the U.S. federal jurisdiction and various states. The U.S. Internal Revenue Service recently completed its “limited scope” examination of our federal income tax return for the 2009 tax year with no material adjustments to our tax return. We are still undergoing state examinations for the 2004-2007 tax years in which disputes with state taxing authorities have yet to be resolved. We currently believe that none of these disputes, when finally concluded, will have a material adverse effect on our financial position, results of operations or cash flows.

13. RELATED-PARTY TRANSACTIONS

The Graham Companies

        We lease office space from The Graham Companies, in which a member of the board of directors and his immediate family has a 23% ownership interest. During the years ended 2011, 2010 and 2009, respectively, we paid $134, $139, and $361 in rental expense to The Graham Companies.

All-Med

        We conduct business with All-Med Services of Florida, Inc. (“All-Med”) pursuant to which All-Med provides medical supplies and medical services to a portion of our membership base. A former member of our board of directors was the Chief Executive Officer of All-Med in 2009. This board member relinquished his position with us in 2009 and therefore any business services we have purchased from All-Med during 2011 or 2010 are not identified as a related party transaction. In 2009 we purchased $6,912 of services in the aggregate from All-Med.

DaVita

        We conduct business with DaVita, Inc. (“DaVita”) pursuant to which DaVita provides medical services to a portion of our member base. The Chairman of our board of directors is also a member of DaVita’s board of directors. During the years ended December 31, 2011, 2010 and 2009, we purchased $3,418, $3,139, and $3,511, respectively, of services in the aggregate from DaVita.

The WellCare Community Foundation

        We provide charitable support to The WellCare Community Foundation (“the Foundation”) which was established by the Company to promote the health and quality of life for medically under-served populations including the elderly, young and indigent. During the years ended December 31, 2011 and 2010, we made cash contributions of $500 to the Foundation and, in 2011, committed an additional $500 that was paid in February 2012. The total contribution expense of $1,000 and $500 is recognized in selling, general and administrative expense for the years ended December 31, 2011 and 2010, respectively, and the $500 payable to the Foundation at December 31, 2011 is included in other accrued expenses and liabilities as of that date. There were no such contributions committed or paid during 2009.

14. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

        State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum risk-based capital (“RBC”) requirement or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”), and have been adopted by most states. As of December 31, 2011, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2011, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $858,000 and $695,000 at December 31, 2011 and 2010, respectively, compared to the required statutory surplus of approximately $310,000 and $300,000 at December 31, 2011 and 2010, respectively.

        In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2011, 2010 and 2009, we received $92,000, $45,700 and $44,400 respectively, in cash dividends from our regulated subsidiaries, which increased our unregulated cash.

15. EMPLOYEE BENEFIT PLANS

401(k) Plan

        We offer a defined contribution 401(k) plan. Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation subject to maximum Federal and plan limits. During the second quarter of 2009, as a part of a cost reduction initiative, we discontinued providing matching contributions. We resumed our matching contribution to the defined contribution 401(k) plan in January 2010. The amount of matching contribution expense incurred during the years ended December 31, 2011, 2010 and 2009 was $3,392, $3,247 and $877, respectively.

Long-term Incentive Program

        Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards (“LTI Program”), consisting of a mix of performance-based stock unit awards (“PSUs”), performance-based cash bonus awards, time-based restricted stock units (“RSUs”) and time-based stock option awards, depending on job level. The equity award components of the LTI Program are granted pursuant to the 2004 Equity Incentive Plan, which is discussed further in Note 16 below, along with the accounting treatment for such awards. The LTI Program is designed to motivate and promote the achievement of our long-term financial and operating goals and improve retention, and is based on a multi-year performance period with awards granted in one year not being realized until subsequent years. Award amounts are based on each participant’s pre-established long-term incentive target and are allocated to each of the four types of awards, with between 50% or 75% being collectively allocated to PSU and performance-based cash, depending on job level. The LTI Program was newly adopted in 2010. The target performance-based award amounts are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and the employee’s continued service through the vest date. However, the ultimate funding and payout is at the discretion of the Compensation Committee. The total amount accrued for the performance-based cash bonus was $6,880 and $4,426 as of December 31, 2011 and 2010, respectively.

16. EQUITY-BASED COMPENSATION

        Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

        The compensation expense recorded related to our equity-based compensation awards, which correspondingly increased Paid-in capital, amounted to $19,527, $14,801 and $44,149 for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $18,263 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.4 years.

        A summary of our restricted stock and RSU activity for the year ended December 31, 2011 is presented in the table below.

	Restricted Stock and RSU	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2011	718,009	$28.69
Granted	154,669	41.66
Vested	(312,931)	29.68
Forfeited and expired	(162,823)	28.15
Outstanding at December 31, 2011	396,924	33.19

        A summary of our stock option activity for the year ended December 31, 2011, and the aggregate intrinsic value and weighted average remaining contractual term for our stock options as of December 31, 2011, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Outstanding as of January 1, 2011	1,008,757	$30.02
Granted	—	—
Exercised	(226,036)	27.82
Forfeited and expired	(89,433)	52.75
Outstanding at December 31, 2011	693,288	26.94	$17,718	3.5

Exercisable at December 31, 2011	605,751	26.60	15,690	3.4
Vested and expected to vest at December 31, 2011	660,998	28.14	16,344	3.5

        There were no options granted for the year ended December 31, 2011. For options granted during the years ended December 31, 2010 and 2009, the fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table.

	Years Ended December 31,
	2010	2009
Weighted average risk-free interest rate	2.01%	1.99%
Range of risk-free rates	1.14%-2.30%	1.60%-2.55%
Expected term (in years)	4.29	4.75
Expected dividend yield	0%	0%
Expected volatility	65.15%	56.85%

        Expected volatilities are based on historical volatility of our stock. The expected term of options granted is determined using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures. Our forfeiture rate assumptions vary by equity award type. We have not historically declared dividends, nor do we intend to in the foreseeable future. The risk-free rate for options granted is based on the rate for zero-coupon U.S. treasury bonds with terms commensurate with the expected term of the granted option.

Index to Consolidated Financial Statements and Schedules

        The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2009 were $15.40, and $8.14, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $4,390, $1,130, and $826, respectively.

        The fair value of share awards is based on the closing trading price of our shares on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2011, 2010, and 2009 were $41.66, $29.23, and $21.40, respectively. The total fair value of shares vested during the year ended December 31, 2011 was $9,264. We generally repurchase vested shares to satisfy tax withholding requirements. Those shares repurchased are then retired.

        Cash received from option exercises under all share-based payment arrangements for the years ended  December 31, 2011, 2010 and 2009 was $6,289, $1,443, and $1,167, respectively. We currently expect to satisfy equity-based compensation awards with registered shares available to be issued.

Performance Stock Unit Award

        The Compensation Committee of our board of directors awards PSUs under our LTI Program. PSUs generally cliff-vest approximately three years from the grant date and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, we have determined that, for accounting purposes, a mutual understanding of the key terms and conditions does not exist; and accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest will be recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock since the awards do not have an accounting grant date. The compensation expense related to our PSUs and the number of PSUs granted in the table below assume that targets will be met.

        A summary of our PSU activity for the year ended December 31, 2011 is presented in the table below.

	Performance Stock Units	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2011	144,801	$29.58
Granted	212,603	39.48
Vested	—	—
Forfeited and expired	(70,510)	34.79
Outstanding at December 31, 2011	286,894	35.65

Employee Stock Purchase Plan

  In November 2004, the board approved the Company’s 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by our shareholders in June 2005. A maximum of 387,714 shares of common stock was reserved for issuance under the plan. This plan had been dormant since 2005, and on August 18, 2011, the plan was terminated and the 387,714 shares were deregistered.

17. SEGMENT REPORTING

  Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the Company’s decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid, MA and PDP. The PFFS product that we exited on December 31, 2009 is reported within the MA segment.

  The accounting policies of each reportable operating segment are the same and are described in Note 2. The primary measures used in evaluating the performance of our reportable operating segments include premium revenue, medical benefits ratio (“MBR”) and gross margin. We allocate goodwill, but no other assets or liabilities, or investment and other income, or any other expenses to our reportable operating segments.

Index to Consolidated Financial Statements and Schedules

Medicaid

        Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments.

       The Medicaid segment includes operations to provide health care services to recipients that are eligible for state supported programs including Medicaid and children’s health programs. In the Medicaid segment, there were two states from which we received 10% or more of our consolidated premium revenue for 2011, 2010 and 2009. Florida Medicaid revenues were 25.1%, 26.9%, and 28.2% of total Medicaid revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Georgia Medicaid revenues were 41.3%, 41.6%, and 40.8% of total Medicaid revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        In Florida, we have two Medicaid contracts with three-year terms that expire on August 31, 2012 and one CHIP contract which commenced in October 2010 and was amended in September 2011 to renew the term for an additional year. Our Georgia contract, which includes a CHIP program, commenced in July 2005 and was recently amended in December 2011 to provide two additional one-year option terms, exercisable by the Georgia DCH, which potentially extends the total term until June 30, 2014.

Medicare Advantage

       Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance and prescription drug benefits. Our MA segment consists of MA plans which, following our exit from the PFFS product on  December 31, 2009, are comprised of CCPs. MA is Medicare’s managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through our HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

Prescription Drug Plans

       We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries in our PDP segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

        A summary of financial information for our reportable operating segments, as well as a reconciliation to income (loss) from operations is presented in the table below.

	For the Years Ended December 31,
Premium revenue:	2011	2010	2009
Medicaid	$3,581,611	$3,308,751	$3,256,731
Medicare Advantage	1,479,750	1,336,089	2,775,442
PDP	1,036,769	785,350	835,079
Total premium revenue	6,098,130	5,430,190	6,867,252

Medical benefits expense:
Medicaid	2,837,639	2,847,315	2,810,611
Medicare Advantage	1,180,500	1,054,071	2,299,378
PDP	853,932	635,245	752,468
Total medical benefits expense	4,872,071	4,536,631	5,862,457

Gross margin:
Medicaid	743,972	461,436	446,120
Medicare Advantage	299,250	282,018	476,064
PDP	182,837	150,105	82,611
Total gross margin	1,226,059	893,559	1,004,795

Investment and other income	8,738	10,035	10,912
Other expenses	(827,130)	(976,443)	(922,687)
Income (loss) from operations	$407,667	$(72,849)	$93,020

PFFS Plan Exit

        In July 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) became law and, in September 2008, CMS promulgated implementing regulations. MIPPA revised requirements for MA PFFS plans. In particular, MIPPA requires all PFFS plans that operate in markets with two or more network-based plans be offered on a networked basis. As we did not have provider networks in the majority of markets where our PFFS plans were offered and given the costs associated with building the required networks, as of December 31, 2009 we did not renew our contracts to participate in the PFFS program, resulting in a loss of approximately 95,000 members.

        In total, the wind-down of PFFS contributed approximately $10,883 and $36,945, respectively, in gross margin for the years ended December 31, 2011 and 2010, principally as a result of the favorable development of PFFS medical benefits payable for service dates on or before December 31, 2009. The PFFS line of business contributed approximately $1,133,545 to Premium revenues for the year ended December 31, 2009. Excluding PFFS, for the year ended December 31, 2009, total Premium revenues and MA Premium revenues were $5,733,707 and $1,641,897, respectively. Medical benefits expense for the PFFS line of business was approximately $984,068 for the year ended December 31, 2009. Excluding PFFS, total medical benefits expense for the year ended December 31, 2009 was $4,878,389. Similarly, excluding PFFS, MA Medical benefits expense for the year ended December 31, 2009 was $1,315,310.

Index to Consolidated Financial Statements and Schedules

18. QUARTERLY FINANCIAL INFORMATION

        Selected unaudited quarterly financial data is as follows (in thousands, except membership and per share data):

	For the Three-Month Period Ended
	March 31,	June 30,		September 30,	December 31,
	2011	2011		2011	2011
Total revenues	$1,474,743	$1,487,635		$1,544,360	$1,600,132
Gross margin	227,376	301,050		344,919	352,714
Income from operations	35,043	113,475		139,976	119,173
Income before income taxes	35,043	113,475		139,976	129,980	(a)
Net income	21,330	69,600		88,255	85,061

Income from operations per share — basic	$0.82	$2.65		$3.26	$2.77
Income from operations per share — diluted	0.81	2.62		3.22	2.74

Net income per share — basic	$0.50	$1.63		$2.06	$1.98
Net income per share — diluted	0.50	1.61		2.03	1.96

Period end membership	2,383,000	2,391,000		2,410,000	2,562,000

	For the Three-Month Period Ended
	March 31,	June 30,		September 30,	December 31,
	2010	2010		2010	2010
Total revenues	$1,355,953	$1,340,649		$1,388,173	$1,355,450
Gross margin	187,486	215,146		238,767	252,160
Income (loss) from operations	10,878	(192,836)		73,164	35,945
Income (loss) before income taxes	10,878	(192,836)	(b)	73,164	35,945
Net income (loss)	6,418	(128,871)		42,916	26,137

Income (loss) from operations per share — basic	$0.26	$(4.56)		$1.73	$0.85
Income (loss) from operations per share — diluted	0.25	(4.51)		1.71	0.84

Net income (loss) per share — basic	$0.15	$(3.05)		$1.01	$0.62
Net income (loss) per share — diluted	0.15	(3.05)		1.00	0.61

Period end membership	2,186,000	2,184,000		2,200,000	2,224,000

(a)
Income before income taxes for the three month period ended December 31, 2011 includes a gain in the amount of $10,807 resulting from the December 15, 2011 repurchase of all of the $112,500 tradable unsecured subordinated notes we issued on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class-action complaints previously filed against us in 2007.

(b)
The loss before income taxes for the three month period ended June 30, 2010 includes expenses of approximately $193,928 recorded in connection with our reaching a settlement to resolve the putative class-action complaints previously filed against us in 2007, as well as approximately $54,682 related to the Preliminary Settlement to resolve investigations by the Civil Division.

        The sum of the quarterly earnings per share amounts may not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Investment and other income	$156	$23	$—
Total revenues	156	23	—
Expenses:
Selling, general and administrative	23,408	17,432	46,587
Interest expense	2,065	—	—
Total expenses	25,473	17,432	46,587
Loss before income taxes	(25,317)	(17,409)	(46,587)
Income tax benefit	7,542	5,858	14,809
Loss before equity in subsidiaries	(17,775)	(11,551)	(31,778)
Equity in earnings from subsidiaries	282,021	(41,849)	71,649
Net income (loss)	$264,246	$(53,400)	$39,871

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$72,358	$10,125
Investments	2,279	2,232
Taxes receivable	7,503	15,947
Deferred income taxes	149	—
Affiliate receivables and other current assets	212,852	111,643
Total current assets	295,141	139,947
Deferred tax asset	13,211	15,795
Investment in subsidiaries	1,047,802	765,255
Deposits and other assets	1,799	—
Total Assets	$1,357,953	$920,997

Liabilities and Stockholders’ Equity
Current Liabilities:
Deferred income taxes	$—	$60
Current portion of long-term debt	11,250	—
Other current liabilities	94,857	88,891
Total current liabilities	106,107	88,951
Long-term debt	135,000	—
Total liabilities	241,107	88,951

Commitments and contingencies (see Note 11)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 42,848,798 and 42,541,725 shares
issued and outstanding at December 31, 2011 and 2010, respectively	429	425
Paid-in capital	448,820	428,818
Retained earnings	669,358	405,112
Accumulated other comprehensive loss	(1,761)	(2,309)
Total stockholders’ equity	1,116,846	832,046
Total Liabilities and Stockholders’ Equity	$1,357,953	$920,997

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2011	2010	2009

Net cash provided by (used in) operating activities	$8,518	$24,281	$(48,053)

Cash used in investing activities:
Purchases (proceeds from sale and maturities) of investments, net	(25)	1,470	2,432
Payments to subsidiaries, net	(95,865)	(12,394)	(31,854)
Net cash used in investing activities	(95,890)	(10,924)	(29,422)

Cash provided by (used in) financing activities:
Proceeds from debt, net of issuance costs	147,974	—	—
Payments on debt	(3,750)	—	—
Proceeds from options exercised and other, net	6,287	1,443	1,167
Purchase of treasury stock	(3,684)	(6,237)	(2,413)
Incremental tax benefit from option exercises	2,778	—	(8,346)
Net cash provided by (used in) financing activities	149,605	(4,794)	(9,592)

Cash and cash equivalents:
Increase (decrease) during year	62,233	8,563	(87,067)
Balance at beginning of year	10,125	1,562	88,629
Balance at end of year	$72,358	$10,125	$1,562

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning	Charged to		Balance at
	of	Costs and		End of
	Period	Expenses	Deduction	Period
Year Ended December 31, 2011
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$16,104	$7,057	$12,794	$10,367
Receivables for non-member claims paid	1,061	4,023	1,061	4,023
Medical advances	1,350	—	—	1,350
Total	$18,515	$11,080	$13,855	$15,740
Year Ended December 31, 2010
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$16,216	$16,086	$16,198	$16,104
Receivables for non-member claims paid	7,789	1,053	7,781	1,061
Medical advances	1,350	—	—	1,350
Sales commissions	50	—	50	—
Total	$25,405	$17,139	$24,029	$18,515
Year Ended December 31, 2009
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$12,485	$18,392	$14,661	$16,216
Receivables for non-member claims paid	6,400	1,389	—	7,789
Medical advances	3,205	—	1,855	1,350
Sales commissions	1,370	16	1,336	50
Total	$23,460	$19,797	$17,852	$25,405

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
2.2	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Indenture dated September 30, 2011 between WellCare Health Plans, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	November 2, 2011	4.2
4.3	Tradable unsecured subordinated note issued by the Registrant on September 30, 2011 pursuant to the Indenture	10-Q	November 2, 2011	4.3
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION
10.2	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.3	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.4	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.5	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.6	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.7	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.8	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.9	Forms of Stock Option Agreement under Registrant's 2004 Equity Incentive Plan
10.9.1	Form of Non-Qualified Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.5
10.9.2	Form of Incentive Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.6
10.9.3	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted May 28, 2009)*	8-K	June 3, 2009	10.4
10.9.4	Form of Stock Option Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.6
10.10	Forms of Restricted Stock Agreement under Registrant's 2004 Equity Incentive Plan
10.10.1	Form of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan (adopted March 11, 2005)*	8-K	March 17, 2005	10.1
10.10.2	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.1
10.10.3	Form of Restricted Stock Agreement under the Registrant’s 2004 Equity Incentive Plan (director version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.2

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.11	Forms of Restricted Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
10.11.1	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (associate version) (adopted May 28, 2009)*	8-K	June 3, 2009	10.3
10.11.2	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 31, 2010)*	8-K	April 5, 2010	10.4
10.11.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted August 4, 2010)*	10-Q	August 9, 2010	10.5
10.11.4	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.2
10.11.5	Form of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted December 17, 2010)*	8-K	December 20, 2010	10.3
10.12	Forms of Performance Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
10.12.1	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 31, 2010)*	8-K	April 5, 2010	10.3
10.12.2	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.4
10.12.3	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted December 17, 2010)*	8-K	December 20, 2010	10.5
10.12.4	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted March 24, 2011)*	8-K	March 28, 2011	10.1
10.12.5	Form of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan (with deferral feature) (adopted March 24, 2011)*	8-K	March 28, 2011	10.2
10.12.6	Form of Amendment (adopted March 24, 2011) to Performance Stock Unit Agreements (adopted March 31, 2010 and December 17, 2010) under the Registrant’s 2004 Equity Incentive Plan*	8-K	March 28, 2011	10.4
10.13	Forms of Deferred Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
10.13.1	Form of Deferred Stock Unit Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted August 4, 2010)*	10-Q	August 9, 2010	10.6
10.14	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8/A	November 24, 2004	4.1
10.14.1	Amendment Number 1 to 2005 Employee Stock Purchase Plan*	8-K	September 29, 2006	10.1
10.15	2009 Long Term Cash Bonus Plan *	8-K	March 10, 2009	10.1
10.16	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
10.16.1	Form of Award Agreement under Long Term Incentive Cash Bonus Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.7
10.16.2	Form of Award Agreement under Long Term Incentive Cash Bonus Plan (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.16.3	Form of Amendment (adopted March 24, 2011) to Award Agreements (adopted March 31, 2010 and December 17, 2010) under the Registrant’s Long Term Incentive Cash Bonus Award Agreement*	8-K	March 28, 2011	10.5
10.17	Annual Cash Bonus Plan (adopted March 31, 2010)*	10-Q	May 6, 2010	10.4
10.17.1	Amended and Restated Annual Cash Bonus Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.8

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.18	Summary of WellCare Health Plans, Inc. Relocation Program for Executive Officers *	10-Q	August 9, 2010	10.13
10.19	WellCare Health Plans, Inc. Executive Severance Plan*	8-K	November 21, 2011	10.1
10.20	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing April 1, 2009*	10-Q	July 29, 2009	10.8
10.20.1	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing October 1, 2010 *	10-Q	August 9, 2010	10.7
10.20.2	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing January 1, 2011*	8-K	December 20, 2010	10.1
10.21	Form of Severance Agreement*	10-Q	November 4, 2009	10.13
10.22	Forms of Indemnification Agreement
10.22.1	Form of Indemnification Agreement (adopted May 16, 2003)*	S-1/A	June 8, 2004	10.24
10.22.2	Form of Indemnification Agreement (adopted May 8, 2009)*	8-K	May 14, 2009	10.1
10.22.3	Form of Indemnification Agreement (adopted August 5, 2010)*	10-Q	August 9, 2010	10.8
AGREEMENTS WITH INDIVIDUAL OFFICERS
10.23	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.24	Amended and Restated Letter Agreement, dated as of August 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Charles Berg*	10-Q	November 4, 2009	10.2
10.25	Restricted Stock Agreement, made effective as of January 25, 2008, by and between the Registrant and Charles Berg*	8-K	January 31, 2008	10.7
10.26	Restricted Stock Agreement, made effective as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.4
10.27	Amended and Restated Non-Qualified Stock Option Agreement, dated as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.3
10.28	Indemnification Agreement, dated as of May 14, 2009, by and between the Registrant and Charles Berg*	8-K	May 14, 2009	10.3
10.29	Employment Agreement, dated as of July 17, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	8-K	July 17, 2008	10.1
10.29.1	Amendment No. 1 to Employment Agreement, made effective as of March 10, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	10-K	March 16, 2009	10.42
10.29.2	Amendment No. 2 to Employment Agreement, made effective as of December 18, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Thomas L. Tran*	10-K	February 18, 2010	10.40.2
10.30	Form of Restricted Stock Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.3
10.31	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4
10.32	Employment Agreement, dated as of September 2, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	8-K	September 2, 2008	10.1
10.32.1	Amendment No. 1 to Employment Agreement, dated as of September 30, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Rex M. Adams*	10-Q	November 4, 2009	10.6
10.33	Restricted Stock Agreement, made effective as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.3
10.34	Non-Qualified Stock Option Agreement, dated as of September 2, 2008, between the Registrant and Rex M. Adams*	8-K	September 2, 2008	10.4

			INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.35	Employment Agreement, dated as of October 28, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Scott D. Law*	10-Q	May 6, 2010	10.3
MATERIAL AGREEMENTS RELATING TO LITIGATION AND INVESTIGATIONS
10.36	Deferred Prosecution Agreement, made effective as of May 5, 2009, by and among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney’s Office for the Middle District of Florida and the Florida Attorney General’s Office	8-K	May 5, 2009	10.1
10.37	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1
10.38	Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-K	February 16, 2011	10.44
10.39	$35 million Non-Negotiable Promissory Note dated May 5, 2011, issued by the Registrant for the benefit of the class in the case of Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-Q	August 3, 2011	10.12
10.40	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Clark J. Bolton, Eugene Gonzalez, and SF United Partners	10-Q	August 3, 2011	10.2
10.41	Settlement Agreement dated as of April 26, 2011 between the State of Connecticut and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.3
10.42	Settlement Agreement dated as of April 26, 2011 between the State of Florida and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.4
10.43	Settlement Agreement dated as of April 26, 2011 between the State of Georgia and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.5
10.44	Settlement Agreement dated as of April 26, 2011 between the State of Hawaii and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.6
10.45	Settlement Agreement dated as of April 26, 2011 between the State of Illinois and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.7
10.46	Settlement Agreement dated as of April 26, 2011 between the State of Indiana and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.8
10.47	Settlement Agreement dated as of April 26, 2011 between the State of Missouri and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.9
10.48	Settlement Agreement dated as of April 26, 2011 between the State of New York and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.10
10.49	Settlement Agreement dated as of April 26, 2011 between the State of Ohio and the Registrant and certain of its subsidiaries	10-Q	August 3, 2011	10.11
10.50	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1
MATERIAL OPERATIONAL AGREEMENTS
10.51	$65,000,000 Credit Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (the “Credit Agreement”)	8-K	May 13, 2010	10.1

			INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.51.1	Amendment No. 1 to the Credit Agreement dated as of May 25, 2010	10-Q	August 9, 2010	10.10
10.51.2	Amendment No. 2 to the Credit Agreement dated as of May 25, 2010	8-K	March 9, 2011	10.1
10.52	Pledge and Security Agreement, dated May 12, 2010, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement)	8-K	May 13, 2010	10.2
10.53	Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, collectively, as the joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as syndication agent (the “2011 Credit Agreement”)	8-K	August 3, 2011	10.1
10.54	Pledge and Security Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the 2011 Credit Agreement)	8-K	August 3, 2011	10.2
10.55	Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.3
10.55.1	Amendment No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.55.1
10.55.2	Amendment No. 2 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.55.2
10.55.3	Minor Modification No. 1 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2010	10.2
10.55.4	Amendment No. 3 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	August 9, 2010	10.12
10.55.5	Amendment No. 4 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	November 15, 2010	10.12
10.55.6	Amendment No. 5 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2011	10.10
10.55.7	Amendment No. 6 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	10-Q	August 3, 2011	10.16
10.55.8	Amendment No. 7 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012) †

			INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.55.9	Amendment No. 8 to Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	January 17, 2012	10.18
10.56	Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.2
10.56.1	Amendment No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.57.1
10.56.2	Amendment No. 2 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-K	February 18, 2010	10.57.2
10.56.3	Minor Modification No. 1 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2010	10.1
10.56.4	Amendment No. 3 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	August 9, 2010	10.11
10.56.5	Amendment No. 4 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	November 15, 2010	10.6
10.56.6	Amendment No. 5 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	May 6, 2011	10.9
10.56.7	Amendment No. 6 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	10-Q	August 3, 2011	10.15
10.56.8	Amendment No. 7 to Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	January 17, 2012	10.9
10.57	Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc.	8-K	January 3, 2011	10.1
10.57.1	Amendment #1 to Contract to Provide Comprehensive Medical Services by and among the Florida Healthy Kids Corporation, HealthEase of Florida, Inc. and WellCare of Florida, Inc.	8-K	August 3, 2011	10.2
10.58	Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the State of Florida, Agency for Health Care Administration	8-K	June 22, 2011	10.1
10.58.1	Amendment No. 1 to Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the State of Florida, Agency for Health Care Administration	10-Q	November 2, 2011	10.3
10.59	Amendment #8 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia	10-K	February 16, 2011	10.49

			INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.59.1	Amendment #9 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	December 1, 2010	10.1
10.59.2	Amendment #11 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	May 10, 2011	10.3
10.59.3	Amendment #12 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	January 5, 2012	10.1
10.59.4	Amendment #13 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	January 5, 2012	10.2
10.60	Medicare Advantage Health Plan Agreement between WellCare of Georgia, Inc., and the Georgia Department of Community Health	8-K	March 2, 2011	10.1
2011 PLAN YEAR AGREEMENTS WITH THE CENTERS FOR MEDICARE & MEDICAID SERVICES
10.61	Contract S5967 dated October 4, 2010 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 8, 2010	10.1
10.62
Form of Contract dated October 4, 2010 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana (H1657), (j) WellCare of Louisiana, Inc. (H1903), (k) WellCare Health Insurance of Arizona, Inc. (H2491) and (l) WellCare of New York, Inc. (H3361)
		8-K	October 8, 2010	10.2
10.63	2011 Benefit Attestation to Contract H0117 between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	October 8, 2010	10.3
10.64	2011 Benefit Attestation to Contract H0712 between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	October 8, 2010	10.4
10.65	2011 Benefit Attestation to Contract H0913 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance Plans of New Jersey, Inc.	8-K	October 8, 2010	10.5
10.66	2011 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 8, 2010	10.6
10.67	2011 Benefit Attestation to Contract H1112 between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	October 8, 2010	10.7
10.68	2011 Benefit Attestation to Contract H1216 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri	8-K	October 8, 2010	10.8
10.69	2011 Benefit Attestation to Contract H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	October 8, 2010	10.9
10.70	2011 Benefit Attestation to Contract H1416 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	October 8, 2010	10.10
10.71	2011 Benefit Attestation to Contract H1657 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana	8-K	October 8, 2010	10.11

			INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.72	2011 Benefit Attestation to Contract H1903 between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	October 8, 2010	10.12
10.73	2011 Benefit Attestation to Contract H2491 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona	8-K	October 8, 2010	10.13
10.74	2011 Benefit Attestation to Contract H3361 between the Centers for Medicare & Medicaid Services and WellCare of New York	8-K	October 8, 2010	10.14
10.75
Form of Medicare Mark License Agreement dated October 4, 2010 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Indiana (H1657), (j) WellCare of Louisiana, Inc. (H1903), (k) WellCare Health Insurance of Arizona, Inc. (H2491), (l) WellCare of New York, Inc. (H3361) and (m) WellCare Prescription Insurance, Inc. (S5967)
		8-K	October 8, 2010	10.15
2012 PLAN YEAR AGREEMENTS WITH THE CENTERS FOR MEDICARE & MEDICAID SERVICES
10.76	Contract S5967 dated September 16, 2011 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 13, 2011	10.1
10.77
Form of Contract dated September 16, 2011 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491) and (k) WellCare of New York, Inc. (H3361)
		8-K	October 13, 2011	10.2
10.78	2012 Benefit Attestation to Contract H0117 between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	October 13, 2011	10.3
10.79	2012 Benefit Attestation to Contract H0712 between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	October 13, 2011	10.4
10.80	2012 Benefit Attestation to Contract H0913 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance Plans of New Jersey, Inc.	8-K	October 13, 2011	10.5
10.81	2012 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 13, 2011	10.6
10.82	2012 Benefit Attestation to Contract H1112 between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	October 13, 2011	10.7
10.83	2012 Benefit Attestation to Contract H1216 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri	8-K	October 13, 2011	10.8

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.84	2012 Benefit Attestation to Contract H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	October 13, 2011	10.9
10.85	2012 Benefit Attestation to Contract H1416 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	October 13, 2011	10.10
10.86	2012 Benefit Attestation to Contract H1903 between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	October 13, 2011	10.11
10.87	2012 Benefit Attestation to Contract H2491 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	October 13, 2011	10.12
10.88	2012 Benefit Attestation to Contract H3361 between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	October 13, 2011	10.13
10.89
Form of Medicare Mark License Agreement dated September 16, 2011 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. d/b/a Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491), (k) WellCare of New York, Inc. (H3361) and (l) WellCare Prescription Insurance, Inc. (S5967)
		8-K	October 13, 2011	10.14
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche, LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

*	Denotes a management contract or compensatory plan, contract or arrangement
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934