Form 10-Q
period 2012-03-31
WELLCARE HEALTH PLANS, INC.
filed 2012-05-02
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 30, 2012 there were  43,087,691 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

 Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Premium	$1,788,547	$1,472,416
Investment and other income	2,786	2,326
Total revenues	1,791,333	1,474,742
Expenses:
Medical benefits	1,521,791	1,263,317
Selling, general and administrative	161,688	150,966
Medicaid premium taxes	20,376	18,864
Depreciation and amortization	6,970	6,475
Interest	1,150	77
Total expenses	1,711,975	1,439,699
Income before income taxes	79,358	35,043
Income tax expense	28,126	13,713
Net income	51,232	21,330

Other comprehensive income, before tax:
Change in net unrealized gains and losses
on available-for-sale securities	378	458
Income tax expense related to other comprehensive income	140	173
Other comprehensive income, net of tax	238	285
Comprehensive income	$51,470	$21,615

Net income per common share:
Basic net income per share	$1.19	$0.50
Diluted net income per share	$1.18	$0.50

Weighted average common shares outstanding:
Weighted average number of common shares outstanding — basic	42,938,284	42,621,908
Weighted average number of common shares outstanding — diluted	43,461,607	43,040,529

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,444,875	$1,325,098
Investments	231,638	198,569
Premium receivables, net	422,095	217,509
Funds receivable for the benefit of members	2,535	162,745
Income taxes receivable	—	20,655
Prepaid expenses and other current assets, net	164,476	172,986
Deferred income tax asset	46,465	22,332
Total current assets	2,312,084	2,119,894

Property, equipment and capitalized software, net	105,129	98,238
Goodwill	111,131	111,131
Other intangible assets, net	9,542	9,896
Long-term investments	88,137	83,019
Restricted investments	60,733	60,663
Other assets	2,354	5,270
Total Assets	$2,689,110	$2,488,111

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$722,991	$744,821
Unearned premiums	207,132	164
Accounts payable	9,074	3,294
Other accrued expenses and liabilities	171,031	215,817
Current portion of amount payable related to investigation resolution	46,234	49,557
Current portion of long-term debt	13,125	11,250
Income taxes payable	29,911	—
Other payables to government partners	88,776	98,237
Total current liabilities	1,288,274	1,123,140
Deferred income tax liability	14,086	1,026
Amount payable related to investigation resolution	66,593	101,705
Long-term debt	131,250	135,000
Other liabilities	7,591	10,394
Total liabilities	1,507,794	1,371,265

Commitments and contingencies (see Note 10)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,085,753 and 42,848,798 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	431	429
Paid-in capital	461,818	448,820
Retained earnings	720,590	669,358
Accumulated other comprehensive loss	(1,523)	(1,761)
Total stockholders' equity	1,181,316	1,116,846
Total Liabilities and Stockholders' Equity	$2,689,110	$2,488,111

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2012	42,848,798	$429	$448,820	$669,358	$(1,761)	$1,116,846
Common stock issued for stock options	213,043	2	8,478	—	—	8,480
Purchase of treasury stock	(3,395)	—	(3,958)	—	—	(3,958)
Vesting of restricted stock grants and restricted
share units, net of forfeitures	27,307	—	2,649	—	—	2,649
Other equity-based compensation expense	—	—	3,732	—	—	3,732
Incremental tax benefit from option exercises	—	—	2,097	—	—	2,097
Comprehensive income	—	—	—	51,232	238	51,470
Balance at March 31, 2012	43,085,753	$431	$461,818	$720,590	$(1,523)	$1,181,316

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash provided by (used in) operating activities:
Net income	$51,232	$21,330
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,970	6,475
Equity-based compensation expense	6,381	4,849
Incremental tax benefit from equity-based compensation	(2,531)	—
Deferred taxes, net	(13,645)	21,581
Provision for doubtful receivables	3,614	2,770
Changes in operating accounts:
Premium receivables, net	(208,800)	(65,156)
Prepaid expenses and other current assets, net	9,110	(3,323)
Medical benefits payable	(21,830)	47,634
Unearned premiums	206,968	17,149
Accounts payables and other accrued expenses	(36,523)	(43,475)
Other payables to government partners	(9,461)	5,574
Amount payable related to investigation resolution	(38,435)	(50,469)
Income taxes receivable/payable, net	52,663	(8,012)
Other, net	2,578	(869)
Net cash provided by (used in) operating activities	8,291	(43,942)

Cash used in investing activities:
Purchases of investments	(111,888)	(198,305)
Proceeds from sale and maturities of investments	74,087	85,043
Purchases of restricted investments	(3,522)	(4,012)
Proceeds from maturities of restricted investments	3,444	5,601
Additions to property, equipment and capitalized software, net	(15,431)	(8,715)
Net cash used in investing activities	(53,310)	(120,388)

Cash provided by financing activities:
Proceeds from option exercises and other	8,480	1,034
Incremental tax benefit from equity-based compensation	2,531	—
Purchase of treasury stock	(3,958)	(744)
Payments on debt	(1,875)	—
Payments on capital leases	(592)	(396)
Funds received for the benefit of members	160,210	37,806
Net cash provided by financing activities	164,796	37,700

Increase (decrease) in cash and cash equivalents	119,777	(126,630)
Balance at beginning of period	1,325,098	1,359,548
Balance at end of period	$1,444,875	$1,232,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$162	$446
Cash paid for interest	$1,076	$74

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$644	$812

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        WellCare Health Plans, Inc., (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,533,000 members as of March 31, 2012. As of March 31, 2012, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio through our licensed subsidiaries. We also operated our Medicare Advantage (“MA”) coordinated care plans (“CCPs”), administered through our health maintenance organization (“HMO”) subsidiaries, in Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia.

        We were recently informed that our Medicaid contracts in Missouri and Ohio, which expire on June 30, 2012, will not be renewed. Our current expectation is that the Ohio Medicaid contract will be extended through December 31, 2012. The Missouri and Ohio Medicaid contracts accounted for approximately 17,000, or 1%, and 100,000, or 4%, respectively, of our consolidated membership as of March 31, 2012, and approximately $10,733, or 1%, and $65,183, or 4%, respectively, of our consolidated premium revenue, net of premium taxes, for the three months ended March 31, 2012.

        The Company was formed as a Delaware limited liability company in May 2002 to acquire our Florida, New York and Connecticut health plans. The acquisition of the health plans was completed through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, the limited liability company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc.

Basis of Presentation and Use of Estimates

        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) in February 2012. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

        Certain items in the accompanying consolidated financial statements have been reclassified from their prior year classifications to conform to our current year presentation. These reclassifications had no effect on stockholders’ equity or net income as previously reported. Effective January 1, 2012, we reclassified to medical benefits expense certain costs related to quality improvement activities that were formerly reported in selling, general and administrative expenses. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services (“HHS”) for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”) and include:

·	preventive health and wellness and care management;
·	case and disease management;
·	health plan accreditation costs;
·	provider education and incentives for closing care gaps;
·	health risk assessments and member outreach; and
·	information technology costs related to the above activities.

        The reclassification of these quality improvement costs impacted previously-reported medical benefits expense, by reportable segment, and selling, general and administrative expenses for the three months ended March 31, 2011 as follows:

	For the Three Months Ended March 31, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
Medical benefits expense:
Medicaid	$703,710	$12,415	$716,125
MA	277,029	4,808	281,837
PDP	264,301	1,054	265,355
Total medical benefits expense	$1,245,040	$18,277	$1,263,317

Selling, general and administrative expenses	$169,243	$(18,277)	$150,966

Significant Accounting Policies

Premium Revenue Recognition

We receive premiums from the Centers for Medicare & Medicaid Services (“CMS”) and other federal and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicaid and Medicare contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and the federal and state agencies throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. We are generally paid by CMS and the federal and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premium receivables. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premium receivables, including Medicaid newborn/obstetric deliveries receivables (see “Medicaid” below), and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations. The allowance for uncollectible premium receivables was approximately $17,958 and $10,367 at March 31, 2012 and December 31, 2011, respectively.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments that we receive are based upon eligibility lists produced by CMS and federal and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and federal and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, CMS or the federal and state agencies to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and federal and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for that member. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premium receivables, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Our Medicaid segment generates revenues primarily from per member per month (“PMPM”) premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state government agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency’s analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the government payor is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

Minimum Medical Expense Provisions

Certain Florida Medicaid contracts and our Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in net income as reductions of premium revenue.

Medicare Advantage (MA)

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon the members’ health status as described under “Risk-Adjusted Premiums” below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in “PDP” below.

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

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year.  Our models are populated with available risk score data on our members.  Risk premium adjustments are based on member risk score data from the previous year.  Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore we make assumptions regarding the risk scores of this subset of our member population.  All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.  MA risk adjusted premiums receivable of $73,389 and $41,166 as of March 31, 2012 and December 31, 2011, respectively, are included in premium receivables, net, in the accompanying consolidated balance sheets.

As a result of the variability of factors that determine such estimates, including plan risk scores, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of Medicare premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and the revenues that we ultimately receive. The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us. While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year in which CMS determines repayment is required.

PDP

We offer Medicare Part D coverage on a stand-alone basis through our PDP plans. The monthly payments received from CMS for PDP are also based upon contracts with CMS that have terms of one year and expire at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by the federal government, and the balance is due from the enrolled members. Payments received under the Medicare Part D program are described below:

Member Premium—We receive a monthly premium from members based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums as previously disclosed.

CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under “Medicare Advantage (MA) – Risk Adjusted Premiums”. We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members’ risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

Low-Income Premium Subsidy—For qualifying low-income subsidy (“LIS”) members, CMS pays for some or all of the LIS member’s monthly premium. The CMS payment is dependent upon the member's income level, which is determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed PMPM amount, and are determined based upon the plan year bid submitted to CMS.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed PMPM amount, and are determined based upon the plan year bid submitted to CMS.

Coverage Gap Discount Subsidy—Beginning in 2011, CMS requires plans and pharmaceutical manufacturers to share the cost of providing discounts on prescription drug costs to qualifying members who are in the coverage gap phase of the Medicare Part D cycle. CMS reimburses plans for the plan’s share of discounts provided to qualifying members through monthly prospective payments. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment.

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans.  As such, these subsidies represent funding from CMS for which we assume no risk.  The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets.  These receipts and payments are reported as financing activities in our consolidated statements of cash flows.  Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

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

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Such expense may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as preventive health and wellness, care management, case and disease management, and other quality improvement costs which are included in medical benefits expense, and other costs, such as utilization review services, network and provider credentialing and claims handling costs, which are recorded in selling, general, and administrative expenses.

The medical benefits payable estimate has been, and continues to be, our most significant estimate included in the consolidated financial statements. We use a consistent methodology to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

For the three months ended March 31, 2012 and 2011, respectively, medical benefits expense was impacted by approximately $52,411 and $51,038 of net favorable development related to prior fiscal years. The net favorable prior year development in the first quarters of 2012 and 2011 was attributable to the respective preceding year’s medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency, and is also recognized as an expense in the period in which the applicable premiums are earned. For the three months ended March 31, 2012 and 2011, we were assessed and remitted taxes on premiums in Georgia, Hawaii, Missouri, New York and Ohio.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired and is fully attributable to our Medicaid reporting segment. We obtained other intangible assets as a result of the acquisitions of our subsidiaries. Other intangible assets include provider networks, trademarks, state contracts, licenses and permits. Our other intangible assets are amortized over their estimated useful lives ranging from approximately one to 26 years. These assets are allocated to reporting segments for impairment testing purposes.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date, we determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value. Based on our review at March 31, 2012, including consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Note 1, we determined that there was no impairment of recorded goodwill and intangible assets as of March 31, 2012.

Equity-Based Employee Compensation

The Compensation Committee of our Board of Directors (the “Compensation Committee”) provides for the award of certain equity-based compensation under the 2004 Equity Incentive Plan, including stock options, restricted stock and restricted stock units (RSUs), performance stock units (PSUs) and market stock units (MSUs). Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

Compensation cost for stock options and RSUs is calculated based on the fair value at the time of grant and is recognized as expense over the vesting period of the award.

        PSUs generally cliff-vest approximately three years from the grant date and are subject to adjustment in the target range of 0% to 150%, based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of PSUs that vest will be determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, a mutual understanding of the key terms and conditions does not exist for accounting purposes and, accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest are recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock.

Fair values of MSUs at grant date are measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally at the end of a three-year period. The number of common stock shares earned upon vesting is determined based on the ratio of the Company’s common stock price during the last thirty market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is also measured using the Monte Carlo simulation approach and is capped at 150%. If our common stock price declines by more than 50%, no shares are earned by the recipient.

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

We are a member of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2012 tax year. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Recently Adopted Accounting Standards

In May 2011 the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” and in December 2011 also issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which amended guidance on the presentation of comprehensive income. This amended guidance eliminates one of the presentation options previously provided, which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires utilization of one of two optional methods. An entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and have applied it retrospectively for all periods presented. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other.” This guidance allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carry amount, then the two-step impairment test for that reporting unit would be performed. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2011, the FASB issued ASU 2011-06, “Other Expenses – Fees Paid to the Federal Government by Health Insurers.” This update to the Accounting Standards Codification addresses accounting for the annual fees mandated by the 2010 Acts. The 2010 Acts impose an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

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

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”), Supplemental Security Income (“SSI”), Aged Blind and Disabled (“ABD”) and other state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIPs”) and Family Health Plus for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

        In the Medicaid segment, there were two states from which we received 10% or more of our consolidated premium revenue for the three months ended March 31, 2012 and 2011. Florida Medicaid premium revenue was 21.3% and 25.9%, respectively, of total Medicaid premium revenue for the three months ended March 31, 2012 and 2011. Georgia Medicaid premium revenue was 34.5% and 42.2%, respectively, of total Medicaid premium revenue for the three months ended March 31, 2012 and 2011.

        In Florida, we have two Medicaid contracts with three-year terms that expire on August 31, 2012 and one CHIP contract that expires on September 30, 2012. Our Georgia Medicaid contract, the current term of which expires on June 30, 2012, provides for two additional one-year option terms, exercisable by the Georgia DCH, which potentially extend the contract until June 30, 2014.

MA

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare’s managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA segment includes our MA CCPs, which are administered through our HMOs and generally require members to seek health care services and select a primary care physician, from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

PDP

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

Summary of Financial Information

We allocate goodwill, but no other assets, liabilities, investments and other income or expenses to our reportable operating segments, as these are not reviewed separately by the Company’s decision-makers. The primary measures used by the Company’s decision-makers in evaluating the performance of our reportable operating segments include premium revenue, medical benefits expense and gross margin. A summary of financial information for our reportable operating segments through the gross margin level, including the reclassification of prior year medical benefits expense by reportable segment as discussed within Note 1, and a reconciliation to income before income taxes is presented in the table below.

	For the Three Months Ended March 31,

	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$1,074,652	$855,843	$—	$855,843
MA	438,230	354,645	—	354,645
PDP	275,665	261,928	—	261,928
Total premium revenue	1,788,547	1,472,416	—	1,472,416

Medical benefits expense:
Medicaid	903,724	703,710	12,415	716,125
MA	345,311	277,029	4,808	281,837
PDP	272,756	264,301	1,054	265,355
Total medical benefits expense	1,521,791	1,245,040	18,277	1,263,317

Gross margin:
Medicaid	170,928	152,133	(12,415)	139,718
MA	92,919	77,616	(4,808)	72,808
PDP	2,909	(2,373)	(1,054)	(3,427)
Total gross margin	266,756	227,376	(18,277)	209,099

Investment and other income	2,786	2,326	—	2,326
Other expenses	(190,184)	(194,659)	18,277	(176,382)
Income before income taxes	$79,358	$35,043	$—	$35,043

3.     NET INCOME PER COMMON SHARE

We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units, market stock units and performance stock units using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended
	March 31,
	2012	2011

Weighted-average common shares outstanding — basic	42,938,284	42,621,908
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock units and
performance stock units	279,533	280,073
Stock options	243,790	138,548
Weighted-average common shares outstanding — diluted	43,461,607	43,040,529

Options to purchase common stock with exercise prices greater than the average market price of our common stock for the period are anti-dilutive and are not included in the calculation of diluted net income per common share. For the three months ended March 31, 2012, there were no options or restricted equity awards that were anti-dilutive. For the three months ended March 31, 2011, 142,153 restricted equity awards and 294,626 options with exercise prices ranging from $28.27 to $90.52 were excluded from diluted weighted-average common shares outstanding.

4.    INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012
Certificates of deposit	$16,900	$12	$—	$16,912
Corporate debt and other securities	24,429	45	—	24,474
Money market funds	41,720	—	—	41,720
Municipal securities	72,778	11	(25)	72,764
Variable rate bond fund	75,000	357	—	75,357
U.S. government securities	399	12	—	411
	$231,226	$437	$(25)	$231,638
December 31, 2011
Certificates of deposit	$12,401	$2	$(2)	$12,401
Corporate debt and other securities	27,364	13	(5)	27,372
Money market funds	41,720	—	—	41,720
Municipal securities	66,736	15	(27)	66,724
Variable rate bond fund	50,000	—	(55)	49,945
U.S. government securities	399	8	—	407
	$198,620	$38	$(89)	$198,569

We are not exposed to any significant concentration of credit risk in our short-term fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, long-term investments are set forth in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012
Auction rate securities	$34,950	$—	$(2,660)	$32,290
Corporate debt and other securities	20,433	36	(315)	20,154
Municipal securities	6,592	—	(1)	6,591
U.S. government securities	28,991	139	(28)	29,102
	$90,966	$175	$(3,004)	$88,137
December 31, 2011
Auction rate securities	$34,950	$—	$(2,551)	$32,399
Certificates of deposit	5,000	3	—	5,003
Corporate debt and other securities	13,340	7	(356)	12,991
U.S. government securities	32,481	153	(8)	32,626
	$85,771	$163	$(2,915)	$83,019

Contractual maturities of available-for-sale long-term investments at March 31, 2012 are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter

Auction rate securities	$32,290	$—	$—	$—	$32,290
Corporate debt and other securities	20,154	—	15,959	—	4,195
Municipal securities	6,591	—	6,591	—	—
U.S. government securities	29,102	—	29,102	—	—
	$88,137	$—	$51,652	$—	$36,485

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities, which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The auction rate securities carry investment grade credit ratings but are believed to be in an inactive market as discussed in Note 8. None of our auction rate securities were redeemed during the three months ended March 31, 2012. We have not realized any losses associated with selling or redeeming our auction rate securities during the three months ended March 31, 2012.

5.     RESTRICTED INVESTMENTS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies and certain of our state contracts require the issuance of surety bonds, which in turn require collateral deposits of cash, cash equivalents or securities. As of March 31, 2012, all securities within restricted investments had contractual maturities of one year or less. However, due to the nature of the states’ requirements, these assets are classified as long term regardless of their contractual maturity dates.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of these restricted investment securities are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012
Money market funds	$18,638	$—	$—	$18,638
Cash	24,260	—	—	24,260
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	16,784	4	(4)	16,784
	$60,733	$4	$(4)	$60,733
December 31, 2011
Money market funds	$18,897	$—	$—	$18,897
Cash	25,864	—	—	25,864
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,843	9	(1)	14,851
	$60,655	$9	$(1)	$60,663

No realized gains or losses were recorded on restricted investments for the three months ended March 31, 2012.

6.     EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $6,381 and $4,849 for the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $32,391 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years.

A summary of stock option activity for the three months ended March 31, 2012, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of March 31, 2012, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2012	693,288	$26.94
Granted	—
Exercised	(221,319)	27.51
Forfeited and expired	—
Outstanding as of March 31, 2012	471,969	26.67	$21,335	3.3

Exercisable as of March 31, 2012	395,264	26.38	$17,983	3.1

Vested and expected to vest as of March 31, 2012	432,457	28.02	$19,608	3.1

A summary of restricted stock and restricted stock unit (“RSU”) activity for the three months ended March 31, 2012 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	396,924	$33.19
Granted	111,767	63.40
Vested	(58,207)	31.31
Forfeited and expired	(12,953)	37.00
Outstanding as of March 31, 2012	437,531	41.05

A summary of PSU activity for the three months ended March 31, 2012 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	286,894	$35.65
Granted	185,905	63.43
Vested	—	—
Forfeited and expired	(8,873)	38.65
Outstanding as of March 31, 2012	463,926	46.72

A summary of our MSU activity for the three months ended March 31, 2012 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	—	$—
Granted	64,921	63.46
Vested	—	—
Forfeited and expired	(226)	63.24
Outstanding as of March 31, 2012	64,695	63.46

7.     DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement (the “Credit Agreement”) that provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. Upon closing, we borrowed $150,000 pursuant to the term loan facility. A balance of $144,375 remains outstanding under the Credit Agreement at March 31, 2012, including a current portion of $13,125.

Our term loan bears interest at 2.00% as of March 31, 2012. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit facility bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to consolidated EBITDA. Interest on the unutilized revolving credit facility and borrowings under the term loan was $116 and $859, respectively, for a total interest expense amount of $975 for the period ended March 31, 2012. Interest on the term loan is payable based on the LIBOR election period, which ranges from a period of one to six months based upon our election, with interest on the unutilized commitment payable quarterly. As of March 31, 2012 interest payable for the term loan was $208.

We incurred $2,527 of debt issuance costs that have been deferred and are amortized over the life of the agreement using the straight-line method. Amortization expense for the period ended March 31, 2012 for debt issuance costs was $136. The short-term amount of debt issuance costs, net, is included in prepaid expenses and other current assets and the long-term portion is included in other assets in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a total consolidated debt to consolidated EBITDA ratio (as defined in the Credit Agreement) of not more than 2.25 times; (b) a minimum fixed charge coverage ratio of 3.00 times; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the U.S. Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Note 10, Commitments and Contingencies – Government Investigations – Civil Division of the United States Department of Justice.

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

For other financial instruments, including short- and long-term investments, restricted investments, amounts payable related to investigation resolution, and long-term debt, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

Level 1 — Quoted (unadjusted) prices for identical assets or liabilities in active markets: Investments included in Level consist of commercial paper, money market funds, cash, U.S. government securities and the variable rate bond fund, as well as certain certificates of deposit and corporate debt, asset-backed and other municipal securities. The carrying amounts of money market funds and cash approximate fair value because of the short-term nature of these instruments. Fair values of the other investments included in Level 1 are based on unadjusted quoted market prices for identical securities in active markets.

Level 2 — Inputs other than quoted prices in active markets: Investments in Level 2 consist of certain certificates of deposit, corporate debt, asset-backed and other municipal securities for which fair market valuations are based on quoted prices for identical securities in markets that are not active, quoted prices for similar securities in active markets, broker or dealer quotations, or alternative pricing sources or for which all significant inputs are observable, either directly or indirectly, including interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.

In addition to using market data, we make assumptions when valuing our assets and liabilities, including assumptions about risks inherent in the inputs to the valuation technique. When there is not an observable market price for an identical or similar asset or liability, management uses an income approach reflecting our best assumptions regarding expected cash flows, discounted using a commensurate risk-adjusted discount rate. The fair value of the future payments related to investigation resolution was estimated using a discounted cash flow analysis. These amounts are carried at fair value and are included in the short- and long-term portions of amount payable related to investigation resolution line items in our consolidated balance sheets. The carrying value of long-term debt was $144,375 at March 31, 2012. Based on a discounted cash flow analysis, the fair value of long-term debt was $139,876 at March 31, 2012.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. At March 31, 2012, the auction rate securities had par values of $34,950. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the three months ended March 31, 2012. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Significant unobservable inputs used in the discounted cash flow model include the historical municipal bond index return rate and individual security credit ratings. Increases or decreases in the municipal bond index return rate or changes in security credit ratings could result in a significant change in the fair value estimation of our auction rate securities. Unobservable inputs included in our estimation of fair value of auction rate securities at March 31, 2012 included security credit ratings ranging from triple AAA/Aaa to BBB-/Baa3 and historical municipal bond index returns ranging from 0% to 8.5%. The fair values of auction rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

		Fair Value Measurements as of March 31, 2012:
	Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investments:
Auction rate securities	$32,290	$—	$—	$32,290
Certificates of deposit	16,912	—	16,912	—
Corporate debt securities	36,933	—	36,933	—
Asset backed securities	7,695	—	7,695	—
Money market funds	41,720	41,720	—	—
Municipal securities	79,355	—	79,355	—
Variable rate bond fund	75,357	75,357	—	—
U.S. government securities	29,513	29,513	—	—
Total investments	$319,775	$146,590	$140,895	$32,290

Restricted investments:
Money market funds	$18,638	$18,638	$—	$—
Cash	24,260	24,260	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	16,784	16,784	—	—
Total restricted investments	$60,733	$59,682	$1,051	$—

Amount payable related to investigation resolution	$112,827	$—	$112,827	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2012.

Balance as of January 1, 2012	$32,399
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) in other comprehensive income	(109)
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of March 31, 2012	$32,290

As a result of the decrease in the fair value of our investments in auction rate securities, we recorded a net unrealized loss of $109 to accumulated other comprehensive loss during the three months ended March 31, 2012. The increase in net unrealized losses was driven by a credit rating downgrade for an auction rate security.

		Fair Value Measurements as of December 31, 2011:
	Carrying Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investments:
Auction rate securities	$32,399	$—	$—	$32,399
Certificates of deposit	17,404	—	17,404	—
Corporate debt securities	28,716	—	28,716	—
Commercial paper	1,999	—	1,999	—
Asset backed securities	9,648	—	9,648	—
Money market funds	41,720	41,720	—	—
Municipal securities	66,724	—	66,724	—
Variable rate bond fund	49,945	49,945	—	—
U.S. government securities	33,033	33,033	—	—
Total investments	$281,588	$124,698	$124,491	$32,399

Restricted investments:
Money market funds	$18,897	$18,897	$—	$—
Cash	25,864	25,864	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,851	14,851	—	—
Total restricted investments	$60,663	$59,612	$1,051	$—

Amount payable related to investigation resolution	$151,262	$—	$151,262	$—

9.     INCOME TAXES

Our effective income tax rate was 35.4% for the three months ended March 31, 2012 compared to 39.1% for the same period in the prior year. The effective tax rate was lower for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to changes related to estimated non-deductible amounts associated with investigation resolution payments and a decrease in the effective state income tax rate.

10.   COMMITMENTS AND CONTINGENCIES

Government Investigations

Deferred Prosecution Agreement

On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the “USAO”), the Florida Attorney General's Office and us was terminated effective immediately. The criminal charges against WellCare were dismissed on April 4, 2012. These actions acknowledge that WellCare has fulfilled all of its obligations under the DPA.

Civil Division of the United States Department of Justice

On March 23, 2012, the settlement agreements entered into on April 26, 2011 to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (“Civil Division”) and certain other federal and state enforcement agencies were finalized and became effective (the “Settlement”). Under the terms of the Settlement, WellCare will, among other things, pay the Civil Division a total of $137,500 over 36 months plus interest accrued at 3.125% from December 22, 2010. This Settlement includes $22,938 previously accrued as a result of overpayments received by WellCare from the Florida Agency for Health Care Administration during 2005.

The Settlement provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

On March 30, 2012, we made a payment of $39,837 to the Civil Division, consisting of a $34,375 principal payment and $5,462 of accrued interest. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34,375, and related interest, was $112,827 at March 31, 2012. In addition to the settlement amount, $9,790 for qui tam relators’ attorneys’ fees to be paid was accrued as of March 31, 2012. Approximately $46,234 and $66,593 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the consolidated balance sheet as of March 31, 2012.

On April 12, 2012, joint stipulations of dismissal were filed in this action, dismissing the qui tam complaints.  On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

United States Department of Health and Human Services

 In April 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”). The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to the Company under review by OIG-HHS. The Corporate Integrity Agreement requires various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this footnote. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending.

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

Class Action Complaints

In December 2010, WellCare entered into a Stipulation and Agreement of Settlement (the “Stipulation Agreement”) with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. First, it provides that if, within three years following the date of the settlement agreement, WellCare is acquired or otherwise experiences a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000. Second, the Stipulation Agreement provides that we will pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday as a result of claims arising from the same facts and circumstances that gave rise to the consolidated securities class action.

Other Lawsuits and Claims

Separate and apart from the legal matters described above, we also are involved in other legal actions in the normal course of our business, including, without limitation, wage and hour disputes, tax disputes, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and estimable. The actual outcome of these matters may differ materially from current estimates and therefore could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2012 (“2012 Form 10-Q”) which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources maybe found in the section of this 2012 Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that forward looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and in Part II, Item 1A of this 2012 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Executive Summary

We are a leading provider of managed care services to government-sponsored health care programs, serving approximately 2.5 million members nationwide as of March 31, 2012. We operate exclusively within the Medicare and Medicaid programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access to these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

Business Strategy

Our strategic priorities for 2012 include improving health care quality and access for our members, achieving a competitive cost position, and delivering prudent, profitable growth.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2012.

•
We have continued to enhance our care management capabilities. For example, we recently strengthened our resources that are focused exclusively on outreach to our Medicaid members to both educate them on care gaps, and to facilitate the closure of such care gaps. Intervention and support activities include arranging transportation assistance and three-way calls with a member and his or her primary care physician to schedule appointments, as well as language translation for non-English speaking members. Additionally, we have made enhancements to our case management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams.

•
We recently expanded our service area in the Florida Medicaid program to include Bay County, with mandatory enrollment effective as of June 1, 2012. With this expansion, we now serve 37 of the 67 counties across the State of Florida.

•
In January 2012, Hawaii’s Department of Human Services selected us to serve the state’s QUEST Medicaid program, which covers beneficiaries of Hawaii’s Temporary Assistance for Needy Families (“TANF”) Program and Children’s Health Insurance Program (“CHIP”), as well as other eligible beneficiaries across Hawaii. This is an expansion of Hawaii’s Medicaid program into managed care, where we currently serve approximately 24,000 aged, blind and disabled (“ABD”) beneficiaries. We are one of five health plans selected to serve approximately 230,000 QUEST beneficiaries across the state. Beneficiaries of the QUEST program include low-income individuals, families and children who are not aged, blind or disabled. Services are expected to begin on or about July 1, 2012, and we will coordinate medical, behavioral and pharmacy services with a focus on improving health care access and the quality of care. With this new award, we become Hawaii’s only health plan to provide QUEST, QUEST Expanded Access and Medicare Advantage services across all six islands. We are unable to estimate our expected additional membership at this time; however, we anticipate initial membership in the program to be modest, but believe that over time we can achieve a meaningful share of the 230,000 beneficiaries across the state.

•
In April 2012, our Hawaii health plan received accreditation from the National Committee for Quality Assurance ("NCQA") and joins our Missouri and Georgia health plans with NCQA accreditation.  The NCQA measures health plans' commitment to high-quality care, effective management, and accountability.  We remain dedicated to our long-term target of accreditation for all of our health plans.

•
Effective January 1, 2012, we have expanded the geographic footprint of our Medicare Advantage (“MA”) plans by 19 counties to a total of 138 counties. These expansions occurred within our existing states. In addition, we now offer special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid in all of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members. MA membership as of March 31, 2012 was approximately 150,000, an increase from 135,000 as of December 31, 2011. We expect MA segment membership to continue to grow during the remaining months of 2012.

•
On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the “USAO”), the Florida Attorney General's Office and us was terminated effective immediately. The criminal charges against WellCare were dismissed on April 4, 2012. These actions acknowledge that WellCare has fulfilled all of its obligations under the DPA.

General Economic and Political Environment

On February 24, 2012, the Centers for Medicare & Medicaid (“CMS”) released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits” which clarified many of the uncertainties arising from the 2010 proposed rule. While the final rules are new, complex and subject to interpretation, it appears that CMS will terminate its 2007 pilot audits and will resume its audits of MA plans beginning with contract year 2011. In addition, CMS has indicated that it will reduce the extrapolated contract level error rate found during the audits based on the error rate found in the government’s Medicare fee-for-service population. Errors found in audits of previous periods will not be subject to extrapolation. At this time, it is not possible for us to estimate any liability we may have relating to any RADV audits. However, in the event we are audited, CMS may discover coding errors, which could require us to make significant payments to CMS and could have a material adverse impact on our results of operations, financial position, and cash flows going forward.

Business and Financial Outlook

Premium Rates and Payments

The Georgia Department of Community Health (“Georgia DCH”) has delayed the payment of certain premiums for February and March 2012, totaling approximately $161.5 million as of March 31, 2012. Premium payments continued to be delayed in April, with only partial payments made, resulting in cumulative delayed premium payments of approximately $229.5 million as of April 30, 2012. The Georgia DCH has announced plans to begin restoring these payments at some point during the second quarter of 2012; however, it is not clear whether the Georgia DCH will be able to fully restore all of the delayed payment by the end of the second quarter of 2012. If the delays continue through the second quarter of 2012 as anticipated, our consolidated operating cash flow for the second quarter of 2012 will be materially impacted. However, at this time, the delays are considered to be a timing issue and we believe we have adequate liquidity to manage the delays. We do not expect these delays to impact the operation of our programs in Georgia or elsewhere.

Market Developments

        A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

        The Kentucky Cabinet for Health and Family Services awarded us a contract to serve the commonwealth’s Medicaid program in seven of the commonwealth’s eight regions, which we began serving beginning in November 2011. As of March 31, 2012, we served 149,000 members, an increase from 129,000 as of December 31, 2011. Our contract is for three years and may be extended for up to four one-year extension periods upon mutual agreement of the parties. Under this new program, we coordinate medical, behavioral and dental health care for eligible Kentucky Medicaid beneficiaries in the TANF, CHIP and ABD programs.

We were recently informed that our Medicaid contracts in Missouri and Ohio, which expire on June 30, 2012, will not be renewed. Our current expectation is that the Ohio Medicaid contract will be extended through December 31, 2012. The Missouri and Ohio Medicaid contracts accounted for approximately 17,000, or 1%, and 100,000, or 4%, respectively, of our consolidated membership as of March 31, 2012, and approximately $10.7 million, or 1%, and $65.2 million, or 4%, respectively, of our consolidated premium revenue, net of premium taxes, for the three months ended March 31, 2012.

        We recently submitted our proposal for the Florida Healthy Kids procurement and we anticipate that results will be announced later this spring for new contracts effective October 2012. With regard to Florida’s Medicaid reform program, we continue to prepare for the upcoming managed long-term care procurement. We are anticipating a highly competitive process, with as many as 20 companies, including WellCare, expected to participate.

         In Kansas, the state is re-procuring its existing program and expanding it to include nearly all eligibility groups. Kansas currently intends to select three health plans to operate statewide to serve over 300,000 beneficiaries. We would like to expand our presence in Kansas, where we presently serve nearly 10,000 PDP members.

CMS has recently introduced programs for 15 states to organize proposals for integration of coordinated care for dually-eligible beneficiaries. Individuals who are dually-eligible for Medicaid and Medicare incur significant health care costs and there is an increasing view that better care coordination between the two programs can reduce costs. The revenue opportunity from the dual eligible market beginning in 2014 is projected to be $30 billion. We currently operate in 10 of the 38 states that are now participating, or will be participating, in the dual eligible coordinated care program and there are future revenue growth opportunities related to serving these dually-eligible individuals. However, we are also at risk in certain states of losing dually-eligible PDP members that have been previously auto-assigned to us, or dually-eligible MA members, to new plans that may be selected to participate in the dual eligible coordinated care program.

Financial Impact of Government Investigations and Litigation

For further discussion of government investigations and litigation including the associated financial impact, please refer to our “Selling, General and Administrative Expense” discussion under “Results of Operations” below and Part I – Item 1 – Note 10 – “Commitments and Contingencies.”

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the enterprise’s decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid, MA and our stand-alone Medicare prescription drug plans (“PDP”).

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is operated and implemented by state agencies, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes TANF, Supplemental Security Income (“SSI”), ABD and other state-based programs that are not part of the Medicaid program, such as CHIP and Family Health Plus for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals.

The Medicaid programs and services we offer to our members vary by state and county and are designed to effectively serve our various constituencies in the communities we serve. Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from many facets of primary care and preventive programs to full hospitalization and tertiary care.

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

MA

Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons with a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans, comprised of coordinated-care plans (“CCPs”). MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through CMS. CCPs are administered through health maintenance organizations (“HMOs”) and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

We cover a wide spectrum of medical services through our MA plans, including in some cases, additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member’s medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. In all of our MA markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forego Medicare Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Medicare Part D coverage, select a separate Medicare Part D plan, or forego Medicare Part D coverage.

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, medical benefits ratio (“MBR”) and gross margin. MBR measures the ratio of medical benefits expense to premiums earned, after excluding Medicaid premium taxes. Gross margin is defined as premium revenue less medical benefits expense.

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

Premium Revenue

We receive premiums from state and federal agencies for the members that are assigned to, or have selected, us to provide health care services under Medicaid and Medicare. The primarily fixed premiums we receive for each member varies according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. For further information regarding premium revenues, please refer below to “Premium Revenue Recognition” under “Critical Accounting Estimates.”

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

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information regarding medical benefits expense, please refer below to “Estimating Medical Benefits Payable and Medical Benefits Expense” under “Critical Accounting Estimates.”

Gross Margin and MBR

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported (“IBNR”) claims. We use gross margin and MBRs both to monitor our management of medical benefits and medical benefits expense and to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Results of Operations

Summary of Consolidated Financial Results

The following table sets forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended
	March 31,
	2012	2011
	(In millions)
Revenues:
Premium	$1,788.5	$1,472.4
Investment and other income	2.8	2.3
Total revenues	1,791.3	1,474.7
Expenses:
Medical benefits (1)	1,521.8	1,263.3
Selling, general and administrative (1)	161.7	150.9
Medicaid premium taxes	20.4	18.9
Depreciation and amortization	7.0	6.5
Interest	1.1	0.1
Total expenses	1,712.0	1,439.7
Income before income taxes	79.3	35.0
Income tax expense	28.1	13.7
Net income	$51.2	$21.3
Consolidated MBR (1)	86.1%	86.9%

(1)
Medical benefits expense, MBR, and selling, general and administrative expense for the three months ended March 31, 2011 reflect the reclassification of certain quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed within “Medical Benefits Expense” below.

Membership

	At March 31, 2012		At December 31, 2011		At March 31, 2011
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total

Medicaid	1,486,000	58.7%	1,451,000	56.6%	1,329,000	55.8%
MA	150,000	5.9%	135,000	5.3%	119,000	5.0%
PDP	897,000	35.4%	976,000	38.1%	935,000	39.2%
Total	2,533,000	100.0%	2,562,000	100.0%	2,383,000	100.0%

        As of March 31, 2012, we served approximately 2,533,000 members, an increase of approximately 29,000 members from December 31, 2011 and 150,000 members from March 31, 2011. We experienced membership growth in both our Medicaid and MA segments. Medicaid segment membership increased by 35,000 compared to December 31, 2011 mainly from continued membership growth in our Kentucky Medicaid program following its launch in the fourth quarter of 2011, as well as growth in Florida.  Members participating in the state-wide program were able to switch plans until January 31, 2012, and our membership increased from 129,000 at December 31, 2011 to 149,000 at March 31, 2012 due to these changes. MA segment membership increased by 15,000 based on results of the annual election period, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries and expansion into 19 new counties. In our PDP segment, membership decreased by 79,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years.

During the remaining months of 2012, we anticipate relatively stable membership in the Kentucky Medicaid program, given that members are no longer able to switch plans outside the annual election period. At this time, we are unable to estimate the additional membership we will receive from our new contract with Hawaii’s QUEST program to serve TANF and CHIP members beginning on July 1, 2012. We were one of five plans selected to serve approximately 230,000 beneficiaries across the state. We expect MA segment membership to continue to grow during the remaining months of 2012 due to our ability to market to and enroll dually-eligible beneficiaries, as well as the growth in the broader Medicare population. We anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in fewer regions.

Net Income

For the three months ended March 31, 2012, our net income was $51.2 million compared to net income of $21.3 million for the same three month period in 2011. Excluding investigation-related litigation and other resolution costs of $6.1 million and $6.9 million, net of tax, for the three months ended March 31, 2012 and 2011, respectively, net income increased by $29.1 million, or 103%, in 2012 compared to the same three month period in 2011. The increase for the three months ended March 31, 2012 resulted from improved results in all our reportable segments, partially offset by an increase in selling, general and administrative (“SG&A”) expense. In our Medicaid segment, the improvement was largely driven by the impact of higher membership and related premium revenues and the impact of rate increases in certain markets. The improved results in our MA segment were also due to increased membership and related premium revenues, while the improvement in the PDP segment resulted mainly from an increase in premium revenues. The increase in SG&A was consistent with the overall increase in premium revenues.

Premium Revenue

Premium revenue for the three months ended March 31, 2012 increased by approximately $316.1 million, or 22%, compared to the same period in the prior year. The increase is primarily attributable to membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets. Premium revenue includes $20.4 million and $18.9 million of Medicaid premium taxes for the three months ended March 31, 2012 and 2011, respectively.

Medical Benefits Expense

Total medical benefits expense for the three months ended March 31, 2012 increased $258.5 million, or 20%, compared to the same period in 2011. The increase is due mainly to increased membership in the Medicaid and MA segments. Favorable development of prior period medical benefits payable was not materially different between the 2012 and 2011 periods, amounting to $52.4 million for the three months ended March 31, 2012 compared to $51.0 million for the same three month period in 2011. Our consolidated MBR was 86.1% and 86.9% for the three months ended March 31, 2012 and 2011, respectively. The decrease in MBR was primarily due to rate increases in certain of our Medicaid markets and the impact of our medical cost initiatives.

        Effective January 1, 2012, we reclassified to medical benefits expense certain costs related to quality improvement activities that were formerly reported in SG&A expense. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services (“HHS”) for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the 2010 Acts and include:

•	Preventive health and wellness and care management;
•	Case and disease management;
•	Health plan accreditation costs;
•	Provider education and incentives for closing care gaps;
•	Health risk assessments and member outreach; and
•	Information technology costs related to the above activities.

The reclassification of these quality improvement costs impacted our medical benefits expense and MBR by reportable segment for the three months ended March 31, 2011 as set forth in the following table.

	For the Three Months Ended March 31, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)

Medicaid medical benefits expense	$703.7	$12.4	$716.1
Medicaid MBR %	84.1%	1.5%	85.6%

MA medical benefits expense	277.0	4.8	281.8
MA MBR %	78.1%	1.4%	79.5%

PDP medical benefits expense	264.3	1.1	265.4
PDP MBR%	100.9%	0.4%	101.3%

Consolidated medical benefits expense	$1,245.0	$18.3	$1,263.3

Consolidated MBR %	85.7%	1.2%	86.9%

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Part I – Item 1 – Note 10 – “Commitments and Contingencies” for a complete discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations. A reconciliation of SG&A expense, including and excluding such costs, is presented below. Additionally, as discussed above, we reclassified costs related to quality improvement activities that were formerly reported in SG&A expenses to medical benefits expense effective January 1, 2012. Prior year amounts have been reclassified to conform to the current year presentation.

The impact of the reclassification on our SG&A expense and SG&A ratio is presented below.

	For the Three Months Ended March 31,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
	(In millions)

SG&A expense	$161.7	$169.2	$(18.3)	$150.9
Adjustments:
Investigation-related litigation and other resolution costs	(1.4)	(2.0)	—	(2.0)
Investigation-related administrative costs	(11.3)	(8.7)	—	(8.7)
Total investigation-related litigation and other resolution costs	(12.7)	(10.7)	—	(10.7)
SG&A expense, excluding investigation-related litigation and other resolution costs	$149.0	$158.5	$(18.3)	$140.2

SG&A ratio	9.1%	11.6%	-1.2%	10.4%
SG&A ratio, excluding investigation-related
litigation and other resolution costs	8.4%	10.9%	-1.3%	9.6%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three months ended March 31, 2012, increased approximately $8.8 million, or 6%, to $149.0 million from $140.2 million for the same period in 2011. The increase was due to technology investments, including those required by regulatory changes, as well as medical cost initiatives, increased spending related to the launch of our Kentucky Medicaid program and other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 9.1% for the three months ended March 31, 2012 compared to 10.4% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three months ended March 31, 2012 was 8.4% compared to 9.6% for the same period in 2011. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, is related to the growth in premium revenue and improvement in our administrative cost structure driven by business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design. The improvement was partially offset by costs incurred for growth and regulatory and quality initiatives.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three months ended March 31, 2012 and 2011 were $20.4 million and $18.9 million, respectively. The increase was mainly due to the increase in corresponding premium revenues.

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $1.1 million and $77,000, respectively. The increase in interest expense is mainly driven by interest on the $150.0 million term loan, which was executed on August 1, 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $28.1 million compared to $13.7 million for the same period in the prior year. Our effective income tax rate on pre-tax income was 35.4% for the three months ended March 31, 2012 compared to 39.1% on pre-tax income for the same three month period in 2011. The effective tax rate was lower for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to changes related to estimated non-deductible amounts associated with investigation-related litigation and other resolution costs and a decrease in the effective state income tax rate.

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in conformity with accounting principles generally accepted in the United States (“GAAP”).

	For the Three Months Ended
	March 31,
	2012	2011
	(In millions)
Gross Margin (1):
Medicaid	$170.9	$139.7
MA	92.9	72.8
PDP	2.9	(3.4)
Total gross margin	266.7	209.1
Investment and other income	2.8	2.3
Other expenses (1)	(190.2)	(176.4)
Income before income taxes	$79.3	$35.0

____________
(1)
Gross margin by reportable segment and other expenses shown above reflect the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in “Medical Benefits Expense” under “Summary of Consolidated Results.” Refer to Part I – Item 1 – Note 2 – “Segment Reporting” for reclassification by reportable segment through the gross margin level.

Medicaid Segment Results

	For the Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)

Premium revenue	$1,054.2	$836.9
Medicaid premium taxes	20.4	18.9
Total premiums	1,074.6	855.8
Medical benefits expense (2)	903.7	716.1
Gross margin (2)	$170.9	$139.7

Medicaid membership:
Georgia	562,000	559,000
Florida	419,000	410,000
Other states	505,000	360,000
	1,486,000	1,329,000

Medicaid MBR (excluding premium taxes) (1) (2)	85.7%	85.6%

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

(2)
Medicaid medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expenses to medical benefits expense as discussed in Medical Benefits Expense under Summary of Consolidated Results. Refer to Part I – Item 1 – Note 2 – “Segment Reporting” for reclassification of Medicaid segment results through the gross margin level.

Excluding Medicaid premium taxes, Medicaid premium revenue for the three months ended March 31, 2012 increased 26% when compared to the same period in 2011. The increase was mainly due to rate increases implemented in most markets in late 2011, and premiums associated with our Kentucky Medicaid program, which was launched on November 1, 2011, as well as the carve-in of the pharmacy benefit in our New York and Ohio Medicaid programs which were effective in October 2011.

Medicaid medical benefits expense for the three months ended March 31, 2012 increased $187.6 million when compared to the same period in 2011. The increase was due mainly to the increase in membership and a change in the demographic mix of our members, partially offset by the impact of medical cost initiatives that we have implemented. Our Medicaid MBR for the three months ended March 31, 2012 increased by 10 basis points when compared to the same period in 2011. The increase was driven by the relatively higher MBR in the Kentucky program, offset in large part by improved performance of other programs.  The Kentucky Medicaid program MBR for the three months ending March 31, 2012 was approximately 104%, essentially unchanged from the three-month period ending December 31, 2011, due to the relatively high transitional medical benefit expenses for the program. As a result of processes that we have begun to implement to improve care coordination and manage costs, and revenue enhancements that are expected in later periods during 2012, we currently expect the Kentucky Medicaid program to operate with an MBR in the mid-90% range during the remainder of 2012.

Outlook

During the remaining months of 2012, we anticipate relatively stable membership in the Kentucky Medicaid program, given that members are no longer able to switch plans outside the annual election period. At this time, we are unable to estimate the additional membership we will receive from our new contract with Hawaii’s QUEST program to serve TANF and CHIP members anticipated to begin on July 1, 2012. We expect the full year MBR for our Medicaid segment to be higher in 2012 when compared to 2011, due to the high amount of favorable development of medical benefits payable that we recognized in 2011.

MA Segment Results
	For the Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)

Premium revenue	$438.2	$354.6
Medical benefits expense (1)	345.3	281.8
Gross margin (1)	$92.9	$72.8

MA Membership	150,000	119,000

MA MBR (1)	78.8%	79.5%
____________
(1)
Medicare medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in “Medical Benefits Expense” under “Summary of Consolidated Results.” Refer to Part I – Item 1 – Note 2 – “Segment Reporting” for reclassification of Medicare segment results through the gross margin level.

MA premium revenue for the three months ended March 31, 2012 increased 24% when compared to the same period in 2011 and was mainly attributable to an increase in membership, which increased by approximately 31,000 members between March 31, 2011 and March 31, 2012 due to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2011. MA segment MBR decreased by 70 basis points for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in the MBR was primarily due to a change in the demographic mix of our membership, as well as the impact of medical cost initiatives.

Outlook

        Currently, we expect MA segment membership to continue to grow during the remaining months of 2012, as we leverage our success in serving dually-eligible beneficiaries and as a result of the growth in the broader Medicare-eligible population. We expect MBR for the MA segment to increase compared to 2011 due to the significant prior period development that was recognized in 2011.

PDP Segment Results

	For the Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)

Premium revenue	$275.7	$261.9
Medical benefits expense (1)	272.8	265.3
Gross margin (deficit) (1)	$2.9	$(3.4)

PDP Membership	897,000	935,000

PDP MBR (1)	98.9%	101.3%

____________
(1)
PDP medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in “Medical Benefits Expense” under “Summary of Consolidated Results.” Refer to Part I – Item 1 – Note 2 – “Segment Reporting” for reclassification of PDP segment results through the gross margin level.

PDP premium revenue for the three months ended March 31, 2012 increased 5% when compared to the same period in 2011 primarily due to the additional premium related to the risk corridor provision of our contract with CMS partially offset by the impact of lower membership. Membership decreased by approximately 38,000 members from March 31, 2011 to March 31, 2012 due to the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years. PDP MBR for the three months ended March 31, 2012 decreased 240 basis points over the same period in 2011 due to the additional premium related to the risk corridor provision of our contract with CMS, partially offset by the impact of higher pharmacy claims experience.

        Outlook

We expect PDP membership and premium revenues to decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – “Risk Factors” included in our 2011 Form 10-K.

Cash and Investment Positions

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

The primary sources of cash for our non-regulated subsidiaries are management fees and dividends received from our regulated subsidiaries and investment income. Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including business development, branding, certain information technology services and debt service. Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries. We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively.

The following table presents our cash and investment positions, excluding restricted investments.

	March 31,	December 31,
	2012	2011
	(In millions)
Cash and cash equivalents:
Regulated	$1,190.0	$1,018.9
Unregulated	254.8	306.2
	$1,444.8	$1,325.1

Investments:
Regulated
Auction rate securities	30.0	30.1
Other	287.5	249.2
	317.5	279.3

Unregulated
Auction rate securities	2.3	2.3
Other	—	—
	2.3	2.3
	$319.8	$281.6

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unregulated cash, cash equivalents and investments decreased from $308.5 million as of December 31, 2011 to $257.1 million as of March 31, 2012, primarily as a result of payments of certain investigation-related litigation and other resolution costs in connection with our settlement with the Civil Division of the U.S. Department of Justice (the “Civil Division”) and a capital contribution made to our regulated subsidiary for the Kentucky Medicaid program.  There were no dividends received from our regulated subsidiaries during the three months ended March 31, 2012; however, in April 2012 we received a total of $100 million through dividends and redemption of a surplus note.

Regulatory Capital and Dividend Restrictions

Our operations are conducted primarily through HMO and insurance subsidiaries. Each of these subsidiaries is licensed by the insurance department in the state in which it operates, except our New York HMO subsidiary, which is licensed by the New York State Department of Health, and is subject to the rules, regulation and oversight of the applicable state agency in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries’ capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews of our operational and financial assertions by the applicable state agency.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum RBC requirement or other financial ratios. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. The risk-based capital (“RBC”) requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”), and have been adopted by most states. As of March 31, 2012, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain minimum capital equal to the greater of 200% of the ACL and the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At March 31, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Credit Agreement

In 2011, we entered into a $300.0 million senior secured credit agreement (the “Credit Agreement”) that can be used for general corporate purposes. The Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Upon closing, we borrowed $150.0 million pursuant to the term loan facility and incurred approximately $2.5 million of debt issuance costs that have been deferred and amortized over the life of the agreement.

Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. As of March 31, 2012, our remaining term loan balance was $144.4 million, which is included in the current portion of long-term debt and long-term debt line items in our consolidated balance sheet.

Our term loan bears interest at 2.00% as of March 31, 2012. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit facility bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to cash flow. Interest on the term loan is payable based on the LIBOR election period, which ranges from one to six months based upon our election, with interest on the unutilized commitment payable quarterly. Interest on the unutilized revolving credit facility and borrowings under the term loan were $0.1 million and $0.8 million, respectively, for a total interest expense amount of $0.9 million for the three month period ended March 31, 2012. As of March 31, 2012 interest payable for the term loan was $0.2 million.

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a maximum total consolidated debt to consolidated EBITDA ratio of 2.25 times; (b) a minimum fixed charge coverage ratio of 3.00 times; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Civil Division during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Item 1 – Financial Statements - Note 10, Commitments and Contingencies – Government Investigations – Civil Division of the United States Department of Justice.

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

Auction Rate Securities

         As of March 31, 2012, $32.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature (“auction rate securities”), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Financial Impact of Government Investigation and Litigation

On March 23, 2012, the settlement agreements entered into on April 26, 2011 to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies were finalized and became effective (the “Settlement”). Under the terms of the Settlement, WellCare will, among other things, pay the Civil Division a total of $137.5 million over 36 months plus interest accrued at 3.125% from December 22, 2010. This Settlement includes amounts previously accrued as a result of overpayments received by WellCare from the Florida Agency for Health Care Administration during 2005.

 The Settlement provides for a contingent payment of an additional $35 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

On March 30, 2012, we made a payment of $39.8 million to the Civil Division, consisting of a $34.4 million principal payment and $5.5 million of accrued interest. The remaining liability is to be paid in three annual installments of $34.4 million plus related interest.

Overview of Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In millions)

Net cash provided by (used in) operating activities	$8.3	$(43.9)
Net cash used in investing activities	(53.3)	(120.4)
Net cash provided by financing activities	164.8	37.7

Net Cash Provided By (Used In) Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation. For the three months ended March 31, 2012, cash provided by operating activities benefited from the receipt of $207.1 million for April 2012 Medicare premiums, but was negatively impacted by the delayed premiums associated with our Georgia Medicaid program and the $39.8 million payment made to the Civil Division on March 30, 2012.

As discussed in “Premium Rates and Payments” under “Business and Financial Outlook,” the Georgia DCH has delayed the payment of certain premiums for February and March 2012, totaling approximately $161.5 million as of March 31, 2012. Premium payments continued to be delayed in April, with only partial payments made, resulting in cumulative delayed premium payments of $229.5 million as of April 30, 2012. The Georgia DCH has announced plans to begin restoring these payments at some point during the second quarter of 2012. It is not clear whether the Georgia DCH will be able to fully restore all of the delayed payment by the end of the second quarter of 2012. If the delays continue through the second quarter of 2012 as anticipated, our consolidated operating cash flow for the second quarter of 2012 will be materially impacted. However, at this time, the delays are considered to be a timing issue and we believe we have adequate liquidity to manage the delays. We do not expect these delays to impact the operation of our programs in Georgia or elsewhere.

Net cash used in operating activities in 2011 primarily consisted of an increase in premiums receivable of $62.4 million, a $52.5 million payment related to the investigation resolution and $43.5 million of payments on accounts payable and other accrued expenses, partially offset by an increase in medical benefits payable of $47.6 million and $17.1 million in unearned premiums.

Net Cash Used In Investing Activities

During the three months ended March 31, 2012, cash used in investing activities primarily reflects our investment in marketable securities of approximately $115.4 million and purchases of property and equipment of $15.4 million, partially offset by $77.5 million of proceeds from maturities of marketable securities and restricted investments.

During the three months ended March 31, 2011, cash used in investing activities primarily reflects our investment into marketable securities of approximately $113.3 million and purchases of property and equipment totaling approximately $8.7 million, partially offset by $1.5 million of proceeds from the maturities of restricted investments net of purchases.

Net Cash Provided By Financing Activities

Included in financing activities are funds receivable for the benefit of members, which decreased approximately $160.2 million and $37.8 million during the three months ended March 31, 2012 and 2011, respectively. These funds represent reinsurance and low-income cost subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Contractual Obligations

In our 2011 Form 10-K, we reported our contractual obligations as of December 31, 2011. Since then, our estimate of the timing of our resolution for matters investigated by the Civil Division has been revised. For further information regarding the settlement agreement related to this matter, please refer to Part I – Item 1 – Note 10 – Commitments and Contingencies.

On March 1, 2012, the Company entered into an operating lease agreement commencing on June 1, 2012 for additional office space in Tampa, Florida. Expected cash payments under the lease are set forth below.

Payments due within:	March 31, 2012
(In millions)

Less than 1 year	$0.6
1 - 3 years	3.1
3 - 5 years	1.7
More than 5 years	—
$5.4

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our 2011 Form 10-K.

Premium Revenue Recognition

We receive premiums from the Centers for Medicare & Medicaid Services (CMS) and other federal and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicaid and Medicare contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and the federal and state agencies throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenues in the period in which we are obligated to provide services to our members. We are generally paid by CMS and the federal and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premium receivables. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premium receivables, including Medicaid newborn/obstetric deliveries receivables (see Medicaid below), and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations.

We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments that we receive are based upon eligibility lists produced by CMS and federal and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and federal and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, CMS or the federal and state agencies to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and federal and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for that member. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists relate to current and prior periods. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premium receivables, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Our Medicaid segment generates revenues primarily from PMPM premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state government agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency’s analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and Ohio, we are eligible to receive supplemental payments for newborns and/or obstetric deliveries. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the government payor is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

Minimum Medical Expense Provisions

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency and such amounts are included in net income as reductions of premium revenues.

Medicare Advantage (MA)

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon the members’ health status as described under “Risk-Adjusted Premiums” below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in “PDP” below.

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

The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. These audits may result in the refund of premiums to CMS previously received by us. While our experience to date has not resulted in a material refund, this refund could be significant in the future, which would reduce our premium revenue in the year in which CMS determines repayment is required.

PDP

        We offer Medicare Part D coverage on a stand-alone basis through our PDP plans. The monthly payments received from CMS for PDP are also based upon contracts with CMS that have terms of one year and expire at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by the federal government, and the balance is due from the enrolled members. Payments received under the Medicare Part D program are described below:

Member Premium—We receive a monthly premium from members based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums as previously discussed.

CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under “Medicare Advantage (MA), Risk Adjusted Premiums”. We do not have access to diagnosis data with respect to our stand-alone PDP members and therefore, we cannot anticipate changes in our members’ risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

Low-Income Premium Subsidy—For qualifying low-income subsidy (“LIS”) members, CMS pays for some or all of the LIS member’s monthly premium. The CMS payment is dependent upon the member's income level, which is determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid submitted to CMS.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the plan year bid submitted to CMS.

Coverage Gap Discount Subsidy—Beginning in 2011, CMS requires plans and pharmaceutical manufacturers to share the cost of providing discounts on prescription drug costs to qualifying members who are in the coverage gap phase of the Medicare Part D cycle. CMS reimburses plans for the plan’s share of discounts provided to qualifying members through monthly prospective payments. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment.

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activity in our consolidated statements of cash flows. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

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

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Such expense may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as preventative health and wellness, care management, case and disease management, and other quality improvement costs which are included in medical benefits expense, and other costs, such as utilization review services, network and provider credentialing and claims handling costs, which are recorded in selling, general, and administrative expenses.

The medical benefits payable estimate has been, and continues to be, our most significant estimate included in the consolidated financial statements. We use a consistent methodology to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of March 31, 2012 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the three months ended March 31, 2012 were decreased by 1%, our net income would decrease by approximately $24.2 million. If the completion factors were increased by 1%, our net income would increase by approximately $23.5 million.

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

For the three months ended March 31, 2012 and 2011, medical benefits expense was impacted by approximately $52.4 million and $51.0 million, respectively, of net favorable development related to prior fiscal years. The net favorable prior year development in the first quarters of 2012 and 2011 was attributable to the respective preceding year’s medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernible in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Intangible Assets

We review goodwill and other intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or other intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date, we have determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value.  Based on our review at March 31, 2012, including consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Part I - Item 1 - Note 1 - "Organization, Basis of Presentation and Significant Accounting Policies", we determined that there was no impairment of recorded goodwill and intangible assets as of March 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of March 31, 2012, we had cash and cash equivalents of $1,444.8 million, investments classified as current assets of $231.6 million, long-term investments of $88.1 million and restricted investments on deposit for licensure of $60.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2012, the fair value of our fixed income investments would decrease by approximately $2.6 million. Similarly, a 1% decrease in market interest rates at March 31, 2012 would increase the fair value of our investments by approximately $3.2 million.

Interest Rate Market Risk

We are exposed to changes in interest rates on our Credit Agreement, which is subject to variable interest rates dependent upon the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.00% per annum for Eurodollar Loans. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2012, a 100 basis point increase in assumed interest rates on our Credit Agreement would have an annual impact of $1.4 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at March 31, 2012 would decrease interest expense by $1.4 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2012 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following information updates the disclosures set forth under Part I – Item 3 – Legal Proceedings in our 2011 Form 10-K. See also Part I – Item 1 – Note 10 – “Commitments and Contingencies,” of this Form 10-Q for additional information regarding legal proceedings.

Deferred Prosecution Agreement

On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney’s Office for the Middle District of Florida, the Florida Attorney General’s Office and us was terminated effective immediately. The criminal charges against WellCare were dismissed on April 4, 2012. These actions acknowledge that WellCare has fulfilled all of its obligations under the DPA.

Civil Division of the United States Department of Justice

On March 23, 2012, the settlement agreements entered into on April 26, 2011 to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (“Civil Division”) and certain other federal and state enforcement agencies were finalized and became effective.

        On March 30, 2012, we made a payment of $39.8 million to the Civil Division, consisting of a $34.4 million principal payment and $5.5 million of accrued interest.

On April 12, 2012, joint stipulations of dismissal were filed in this action, dismissing the qui tam complaints. On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Item 1A. Risk Factors.

There are no material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended March 31, 2012 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended March 31, 2012, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2012 through January 31, 2012	798	$56.49	N/A	N/A
February 1, 2012 through February 29, 2012	205	$66.06	N/A	N/A
March 1, 2012 through March 31, 2012	2,392	$67.99	N/A	N/A
Total during quarter ended March 31, 2012	3,395	$67.04	N/A	N/A
____________
(1)
The number of shares purchased represent the number of shares of our common stock deemed surrendered by our employees to satisfy their withholding tax obligations due to the vesting of shares of restricted stock. For the purposes of this table, we determined the average price paid per share based on the closing price of our common stock as of the date of the determination of the withholding tax amounts (i.e., the date that the shares of restricted stock vested). We did not pay any cash consideration to repurchase these shares.

 Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Dividend Restrictions.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 2, 2012.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

		incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Amendment No. 7 to Contract FA904 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	January 17, 2012	10.9
10.2	Amendment No. 8 to Contract FA905 between the Florida Agency for Health Care Administration and HealthEase of Florida, Inc.	8-K	January 17, 2012	10.18
10.3	Amendment No. 9 to Contract FA905 between the Florida Agency for Health Care Administration and HealthEase of Florida, Inc. †
10.4	Form of Performance Stock Unit Award Notice and Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.1
10.5	Form of Performance Stock Unit Award Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.2
10.6	Form of Performance Stock Unit Award Notice and Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.3
10.7	Form of Performance Stock Unit Award Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.4
10.8	Form of Market Stock Unit Award Notice and Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.5
10.9	Form of Market Stock Unit Award Agreement under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.6
10.10	Form of Market Stock Unit Award Notice and Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.7
10.11	Form of Market Stock Unit Award Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.8
10.12	Form of Restricted Stock Unit Award Notice and Agreement under the Registrant’s 2004 Equity Incentive Plan (employee version, adopted February 13, 2012)*	8-K	February 17, 2012	10.9
10.13	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2004 Equity Incentive Plan (employee version, adopted February 13, 2012)*	8-K	February 17, 2012	10.10
10.14	Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (employee version, adopted February 13, 2012)*	8-K	February 17, 2012	10.11
10.15	Form of Restricted Stock Unit Award Agreement with deferral provisions under the Registrant’s 2004 Equity Incentive Plan (employee version, adopted February 13, 2012)*	8-K	February 17, 2012	10.12
10.16	Form of Restricted Stock Unit Award Notice and Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.13

10.17	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.14
10.18	Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.15
10.19	Form of Restricted Stock Unit Award Agreement with deferral provisions for Non-Employee Directors under the Registrant’s 2004 Equity Incentive Plan (adopted February 13, 2012)*	8-K	February 17, 2012	10.16
10.20
Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Sean Hellein, Clark J. Bolton, Eugene Gonzalez, and SF United Partners †

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
* Denotes a management contract or compensatory plan, contract or arrangement.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.