Form 10-Q
period 2012-06-30
WELLCARE HEALTH PLANS, INC.
filed 2012-08-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 27, 2012 there were 43,096,343 shares of the registrant’s common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share and share data)

	For the Three Months Ended		For the Six Months Ended June 30,
	June 30,
	2012	2011	2012	2011
Revenues:
Premium	$1,809,207	$1,485,344	$3,597,754	$2,957,760
Investment and other income	1,968	2,291	4,754	4,617
Total revenues	1,811,175	1,487,635	3,602,508	2,962,377

Expenses:
Medical benefits	1,546,164	1,202,006	3,067,955	2,465,324
Selling, general and administrative	159,008	147,055	320,696	298,021
Medicaid premium taxes	20,091	18,105	40,467	36,969
Depreciation and amortization	7,541	6,896	14,511	13,370
Interest	997	98	2,147	175
Total expenses	1,733,801	1,374,160	3,445,776	2,813,859
Income before income taxes	77,374	113,475	156,732	148,518
Income tax expense	30,932	43,875	59,058	57,588
Net income	46,442	69,600	97,674	90,930

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	878	368	1,256	826
Income tax expense related to other comprehensive income	324	139	464	312
Other comprehensive income, net of tax	554	229	792	514
Comprehensive income	$46,996	$69,829	$98,466	$91,444

Net income per common share:
Basic net income per share	$1.08	$1.63	$2.27	$2.13
Diluted net income per share	$1.06	$1.61	$2.23	$2.11

Weighted average common shares outstanding:
Weighted average number of common shares outstanding — basic	43,092,737	42,752,235	43,030,006	42,686,323
Weighted average number of common shares outstanding — diluted	43,775,312	43,293,926	43,713,391	43,155,051

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,150,246	$1,325,098
Investments	250,618	198,569
Premiums receivable, net	606,642	217,509
Pharmacy rebates receivable, net	133,924	109,933
Funds receivable for the benefit of members	50,484	162,745
Income taxes receivable	9,184	20,655
Prepaid expenses and other current assets, net	47,391	63,053
Deferred income tax asset	48,244	22,332
Total current assets	2,296,733	2,119,894

Property, equipment and capitalized software, net	117,746	98,238
Goodwill	111,131	111,131
Other intangible assets, net	8,859	9,896
Long-term investments	88,018	83,019
Restricted investments	66,233	60,663
Other assets	2,230	5,270
Total Assets	$2,690,950	$2,488,111

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$654,096	$744,821
Unearned premiums	240,704	164
Accounts payable	12,692	3,294
Other accrued expenses and liabilities	183,737	215,817
Current portion of amount payable related to investigation resolution	36,728	49,557
Current portion of long-term debt	15,000	11,250
Other payables to government partners	98,830	98,237
Total current liabilities	1,241,787	1,123,140

Deferred income tax liability	15,404	1,026
Amount payable related to investigation resolution	67,116	101,705
Long-term debt	127,500	135,000
Other liabilities	7,646	10,394
Total liabilities	1,459,453	1,371,265

Commitments and contingencies (see Note 10)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,099,721 and 42,848,798 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	431	429
Paid-in capital	465,003	448,820
Retained earnings	767,032	669,358
Accumulated other comprehensive loss	(969)	(1,761)
Total stockholders' equity	1,231,497	1,116,846
Total Liabilities and Stockholders' Equity	$2,690,950	$2,488,111

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at January 1, 2012	42,848,798	$429	$448,820	$669,358	$(1,761)	$1,116,846
Common stock issued for stock options	213,143	2	8,479	—	—	8,481
Purchase of treasury stock	(3,689)	—	(4,019)	—	—	(4,019)
Vesting of restricted stock grants and restricted share units, net of forfeitures	41,469	—	5,167	—	—	5,167
Other equity-based compensation expense	—	—	4,374	—	—	4,374
Incremental tax benefit from option exercises	—	—	2,182	—	—	2,182
Comprehensive income	—	—	—	97,674	792	98,466
Balance at June 30, 2012	43,099,721	$431	$465,003	$767,032	$(969)	$1,231,497

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Cash used in operating activities:
Net income	$97,674	$90,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,511	13,370
Equity-based compensation expense	9,541	9,875
Incremental tax benefit from equity-based compensation	(2,628)	(1,137)
Deferred taxes, net	(11,998)	25,288
Provision for doubtful receivables	8,398	5,540
Changes in operating accounts:
Premiums receivable, net	(396,042)	(87,570)
Pharmacy rebates receivable, net	(23,991)	(24,747)
Prepaid expenses and other current assets, net	14,173	12,209
Medical benefits payable	(90,725)	(19,319)
Unearned premiums	240,540	(1,189)
Accounts payables and other accrued expenses	(20,088)	(42,045)
Other payables to government partners	593	6,535
Amount payable related to investigation resolution	(47,418)	(46,296)
Income taxes receivable/payable, net	13,654	29,540
Other, net	222	(2,278)
Net cash used in operating activities	(193,584)	(31,294)

Cash used in investing activities:
Purchases of investments	(237,376)	(286,184)
Proceeds from sale and maturities of investments	181,597	165,617
Purchases of restricted investments	(19,815)	(15,789)
Proceeds from maturities of restricted investments	14,232	54,520
Additions to property, equipment and capitalized software, net	(34,592)	(17,186)
Net cash used in investing activities	(95,954)	(99,022)

Cash provided by financing activities:
Proceeds from option exercises and other	8,481	4,509
Incremental tax benefit from equity-based compensation	2,628	1,137
Purchase of treasury stock	(4,019)	(774)
Payments on debt	(3,750)	—
Payments on capital leases	(915)	(1,177)
Funds received for the benefit of members	112,261	23,068
Net cash provided by financing activities	114,686	26,763

Decrease in cash and cash equivalents	(174,852)	(103,553)
Balance at beginning of period	1,325,098	1,359,548
Balance at end of period	$1,150,246	$1,255,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$73,298	$3,710
Cash paid for interest	$1,935	$173
SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$1,000	$1,121
Issuance of note payable related to investigation resolution	$—	$35,000

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc., (the “Company,” “we,” “us,” or “our”), provides managed care services exclusively to government-sponsored health care programs, serving approximately 2,562,000 members as of June 30, 2012. As of June 30, 2012, we operated our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio through our licensed subsidiaries. We also operated our Medicare Advantage (“MA”) coordinated care plans (“CCPs”), administered through our health maintenance organization (“HMO”) and insurance subsidiaries, in Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan (“PDP”) in 49 states and the District of Columbia.

Our Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state extended our current contract to allow us to provide services to our existing members through the transition period. We currently estimate that the transfer of our Ohio Medicaid members to other plans should be substantially complete in the first quarter of 2013, but it may extend through June 30, 2013. The Missouri and Ohio Medicaid contracts accounted for approximately 16,000, or 1%, and 102,000, or 4%, respectively, of our consolidated membership as of June 30, 2012, and approximately $21,036, or 1%, and $129,837, or 4%, respectively, of our consolidated premium revenue, net of premium taxes, for the six months ended June 30, 2012.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2012. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Certain items in the accompanying consolidated financial statements have been reclassified from their prior year classifications to conform to our current year presentation. These reclassifications had no effect on stockholders’ equity, net income or comprehensive income as previously reported. Effective January 1, 2012, we reclassified to medical benefits expense certain costs related to quality improvement activities that were formerly reported in selling, general and administrative expenses. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services (“HHS”) for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”) and include:

●  preventive health and wellness and care management;
●  case and disease management;
●  health plan accreditation costs;
●  provider education and incentives for closing care gaps;
●  health risk assessments and member outreach; and
●  information technology costs related to the above activities.

The reclassification of these quality improvement costs impacted previously-reported medical benefits expense, by reportable segment, and selling, general and administrative expenses for the three and six months ended June 30, 2011 as follows:

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted	Previously Reported	Amounts Reclassified	As Adjusted
Medical benefits expense:
Medicaid	$647,690	$11,942	$659,632	$1,351,400	$24,357	$1,375,757
MA	298,066	4,657	302,723	575,096	9,465	584,561
PDP	238,538	1,113	239,651	502,839	2,167	505,006
Total medical benefits expense	$1,184,294	$17,712	$1,202,006	$2,429,335	$35,989	$2,465,324

Selling, general and administrative expenses	$164,767	$(17,712)	$147,055	$334,010	$(35,989)	$298,021

        The reclassification of quality improvement costs increased our consolidated medical benefits expense and correspondingly decreased our consolidated selling, general and administrative expenses by approximately $75,896, $57,906 and $52,693 for the years ended December 31, 2011, 2010 and 2009, respectively.

Significant Accounting Policies

Premium Revenue Recognition

We receive premiums from the Centers for Medicare & Medicaid Services (“CMS”) and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and state agencies throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premiums receivable. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premiums receivable, including Medicaid receivables for obstetric deliveries and newborns (see “Medicaid” below) and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations. The allowance for uncollectible premiums receivable was approximately $16,353 and $10,367 at June 30, 2012 and December 31, 2011, respectively.

We record adjustments to premium revenue based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for that member. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premiums receivable, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment generates revenue primarily from per member per month (“PMPM”) premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency’s analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Missouri, New York and Ohio, we are eligible to receive supplemental payments for obstetric deliveries and newborns. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

Minimum Medical Expense Provisions

Certain Florida Medicaid contracts and our Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in operations as reductions of premium.

MA

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon a member’s health status as described under “Risk-Adjusted Premiums” below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in “PDP” below.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled. As a result, our CMS PMPM premiums may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for MA members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the plan year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Because we are not privy to risk score data for members new to our plans in the current plan year, we make assumptions regarding these members’ risk scores in our models. Estimates of risk-adjusted premiums are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for MA risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Resulting changes in estimate are reflected in current operations as adjustments to premium revenue and could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and ultimately received. MA risk adjusted premiums receivable of $68,097 and $35,772 as of June 30, 2012 and December 31, 2011, respectively, are included in premiums receivable, net, in the accompanying consolidated balance sheets.

Additionally, the data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

PDP

We offer Medicare Part D coverage on a stand-alone basis through our PDPs. PDP premiums received from CMS are also based upon contracts with CMS that have terms of one year and expire at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by CMS, and the balance is due from enrolled members. Payments received under the Medicare Part D program are described below.

Member Premium—We bill members for monthly premiums for which they are responsible based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums as previously disclosed.

CMS Direct Premium Subsidy—We receive a PMPM premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under “MA – Risk Adjusted Premiums”. As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot fully anticipate changes in our members’ risk scores. Changes in our estimates of CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. PDP risk adjusted premiums receivable of $7,810 and $5,394 as of June 30, 2012 and December 31, 2011, respectively, are included in premiums receivable, net, in the accompanying consolidated balance sheets. Although we have not historically experienced material adjustments, future adjustments could be material to our results of operations, financial position and cash flows.

Low-Income Premium Subsidy—For qualifying low-income subsidy (“LIS”) members, CMS pays for some or all of the LIS members’ monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses us for all or a portion of deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed PMPM amount and are determined based upon the plan year bid submitted to CMS.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed PMPM amount and are determined based upon the plan year bid submitted to CMS.

Coverage Gap Discount Subsidy—We receive monthly prospective payments from CMS for advancing gap coverage discounts at the point of sale. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. On a quarterly basis, CMS bills pharmaceutical manufacturers for discounts provided by us and pharmaceutical manufacturers remit payments for invoiced amounts directly to us. Subsequent prospective payments made to us by CMS are then reduced by these discount amounts billed to manufacturers.

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenue or medical benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activities in our consolidated statements of cash flows. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. Due to the 2011 implementation of the coverage gap discount subsidies, we do not have a history of adjustments for the coverage gap discount subsidy.

CMS Risk Corridor—Premiums received from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. Variances of more than 5% above the target amount result in additional payments by CMS to us. Variances of more than 5% below the target amount require us to refund amounts to CMS. We estimate the risk corridor receivable or payable, included in other receivables from/payables to government partners in the accompanying consolidated balance sheets, on a monthly basis and reflect any adjustments to premium in current operations. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of the prior plan year risk corridor estimate.

Medical Benefits

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable, net in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as preventive health and wellness, care management, case and disease management, and other quality improvement costs which are included in medical benefits expense, and other costs, such as utilization review services, network and provider credentialing and claims handling costs, which are recorded in selling, general, and administrative expense.

Medical benefits payable is the most significant estimate included in our consolidated financial statements. We use a consistent methodology to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

For the three months ended June 30, 2012, medical benefits expense was impacted by approximately $7,204 of net unfavorable development related to prior periods, which includes approximately $19,379 of favorable development related to prior fiscal years that was more than offset by $26,583 of unfavorable development related to the first quarter of 2012. For the six months ended June 30, 2012, medical benefits expense was impacted by approximately $71,790 of net favorable development related to prior years. For the three and six months ended June 30, 2011, medical benefits expense was impacted by approximately $67,072 and $118,026, respectively, of net favorable development related to prior periods. The unfavorable development recognized in the three months ended June 30, 2012 relating to earlier periods in 2012 was primarily due to higher than expected medical services in our Medicaid segment, particularly in Kentucky, that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in all of our segments. The net favorable prior year and prior period development in 2011 was attributable to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency and is also recognized as an expense in the period in which the applicable premiums are earned. For the six months ended June 30, 2012 and 2011, we were assessed and remitted taxes on premiums in Georgia, Hawaii, Missouri, New York and Ohio.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date in 2011, we determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value. Based on our review at June 30, 2012, including consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Note 1, we determined that there was no impairment of recorded goodwill and intangible assets as of June 30, 2012.

Equity-Based Employee Compensation

The Compensation Committee of our Board of Directors (the “Compensation Committee”) provides for the award of certain equity-based compensation under our 2004 Equity Incentive Plan, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and market stock units (“MSUs”). Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

Compensation cost for stock options, restricted stock and RSUs is calculated based on the fair value at the time of grant and is recognized as expense over the vesting period of the award.

PSUs generally cliff-vest approximately three years from the grant date based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee’s continued service through the vest date. The actual number of common stock shares earned upon vesting will range from zero shares to 150% of the target award amount as determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, a mutual understanding of the key terms and conditions does not exist for accounting purposes and, accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest are recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock.

Fair values of MSUs at grant date are measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally a three-year period. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company’s common stock price during the last thirty market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is also measured using the Monte Carlo simulation approach and is capped at 150%. If our common stock price declines by more than 50%, no shares are earned by the recipient.

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

We participate in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) for the 2012 tax year. The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” and in December 2011 also issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which amended guidance on the presentation of comprehensive income. This amended guidance eliminates one of the presentation options previously provided, which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires utilization of one of two optional methods. An entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and have applied it retrospectively for all periods presented. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Medicaid

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families (“TANF”), Supplemental Security Income (“SSI”), Aged Blind and Disabled (“ABD”) and other state-based programs that are not part of the Medicaid program, such as Children’s Health Insurance Programs (“CHIPs”), Family Health Plus for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds, and Managed Long-Term Care (MLTC) programs. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

        Medicaid premium revenue attributable to Florida and Georgia each individually account for 10% or more of our consolidated premium revenue, net of premium tax. Florida Medicaid premium revenue, net of premium tax, was 13.5% and 13.2%, respectively, of consolidated premium revenue, net of premium tax, for the three and six month periods ended June 30, 2012, and was 14.9% and 15.1%, respectively, of consolidated premium revenue, net of premium tax, for the three and six month periods ended June 30, 2011. Georgia Medicaid premium revenue, net of premium tax, was 20.7% and 20.9%, respectively, of consolidated premium revenue, net of premium tax, for the three and six month periods ended June 30, 2012, and was 23.5% and 23.9%, respectively, of consolidated premium revenue, net of premium tax, for the three and six month periods ended June 30, 2011.

Our Florida Medicaid contracts expire on August 31, 2012 and our current Florida CHIP contract (“Healthy Kids”) expires on September 30, 2012. We currently expect the state to renew our Florida Medicaid contracts for an interim period beginning September 1, 2012. The ultimate contract term will be determined by the implementation of a reform of the statewide Medicaid Managed Care program (the “Medicaid Reform Program”). We expect the state to publish a request for proposals in January 2013 for participation in the Medicaid Reform Program for a 5 year contract term; however, the implementation date of the Medicaid Reform Program is uncertain. In July 2012, the Florida Healthy Kids Corporation informed us that our Florida Children’s Health Insurance Program plans were chosen as part of a re-procurement effort to continue providing comprehensive managed care coverage to children enrolled in the Florida Healthy Kids Program. Services under a new contract are expected to begin on October 1, 2012, and will expand WellCare’s current service offering from 18 counties to 65 of Florida’s 67 counties.

Our Georgia Medicaid contract provides for two one-year renewal options exercisable by the Georgia Department of Community Health (the “Georgia DCH”). The Georgia DCH exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and the remaining renewal option potentially extends the contract through June 30, 2014.

MA

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare’s managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA segment consists of our MA CCPs, which are administered through our HMOs and insurance subsidiaries and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage as a component of most of our MA plans.

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

Summary of Financial Information

We allocate goodwill, but no other assets, liabilities, investments and other income or expenses to our reportable operating segments, as these are not reviewed separately by the Company’s decision-makers. The primary measures used by the Company’s decision-makers in evaluating the performance of our reportable operating segments include premium revenue, medical benefits expense and gross margin. A summary of financial information for our reportable operating segments through the gross margin level, including the reclassification of prior year medical benefits expense by reportable segment as discussed in Note 1, and a reconciliation to income before income taxes, is presented in the tables below.

	For the Three Months Ended June 30,
	2012		2011
		Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$1,097,429	$843,385	$—	$843,385
MA	455,519	365,773	—	365,773
PDP	256,259	276,186	—	276,186
Total premium revenue	1,809,207	1,485,344	—	1,485,344

Medical benefits expense:
Medicaid	960,729	647,690	11,942	659,632
MA	379,483	298,066	4,657	302,723
PDP	205,952	238,538	1,113	239,651
Total medical benefits expense	1,546,164	1,184,294	17,712	1,202,006

Gross margin:
Medicaid	136,700	195,695	(11,942)	183,753
MA	76,036	67,707	(4,657)	63,050
PDP	50,307	37,648	(1,113)	36,535
Total gross margin	263,043	301,050	(17,712)	283,338

Investment and other income	1,968	2,291	—	2,291
Other expenses	(187,637)	(189,866)	17,712	(172,154)
Income before income taxes	$77,374	$113,475	$—	$113,475

	For the Six Months Ended June 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$2,172,081	$1,699,228	$—	$1,699,228
MA	893,749	720,418	—	720,418
PDP	531,924	538,114	—	538,114
Total premium revenue	3,597,754	2,957,760	—	2,957,760

Medical benefits expense:
Medicaid	1,864,453	1,351,400	24,357	1,375,757
MA	724,794	575,096	9,465	584,561
PDP	478,708	502,839	2,167	505,006
Total medical benefits expense	3,067,955	2,429,335	35,989	2,465,324

Gross margin:
Medicaid	307,628	347,828	(24,357)	323,471
MA	168,955	145,322	(9,465)	135,857
PDP	53,216	35,275	(2,167)	33,108
Total gross margin	529,799	528,425	(35,989)	492,436

Investment and other income	4,754	4,617	—	4,617
Other expenses	(377,821)	(384,524)	35,989	(348,535)
Income before income taxes	$156,732	$148,518	$—	$148,518

3. NET INCOME PER COMMON SHARE

We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. Diluted net income per common share is computed on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock, restricted stock units, market stock units and performance stock units using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding — basic	43,092,737	42,752,235	43,030,006	42,686,323
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock units and performance stock units	492,217	321,475	463,766	287,807
Stock options	190,358	220,216	219,619	180,921
Weighted-average common shares outstanding — diluted	43,775,312	43,293,926	43,713,391	43,155,051

Anti-dilutive stock options and restricted stock awards excluded from computation	—	97,571	—	144,439

4. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012
Corporate debt and other securities	$37,808	$32	$(8)	$37,832
Money market funds	41,721	—	—	41,721
Municipal securities	95,172	5	(41)	95,136
Variable rate bond fund	75,000	522	—	75,522
U.S. government securities	399	8	—	407
	$250,100	$567	$(49)	$250,618
December 31, 2011
Certificates of deposit	$12,401	$2	$(2)	$12,401
Corporate debt and other securities	27,364	13	(5)	27,372
Money market funds	41,720	—	—	41,720
Municipal securities	66,736	15	(27)	66,724
Variable rate bond fund	50,000	—	(55)	49,945
U.S. government securities	399	8	—	407
	$198,620	$38	$(89)	$198,569

We are not exposed to any significant concentration of credit risk in our short-term fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, long-term investments are set forth in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012
Auction rate securities	$34,950	$—	$(2,091)	$32,859
Corporate debt and other securities	21,264	10	(113)	21,161
Municipal securities	15,358	—	—	15,358
U.S. government securities	18,498	142	—	18,640
	$90,070	$152	$(2,204)	$88,018
December 31, 2011
Auction rate securities	$34,950	$—	$(2,551)	$32,399
Certificates of deposit	5,000	3	—	5,003
Corporate debt and other securities	13,340	7	(356)	12,991
U.S. government securities	32,481	153	(8)	32,626
	$85,771	$163	$(2,915)	$83,019

Recorded net gains on sales or redemptions of investments were $58 for the six months ended June 30, 2012 and are included in investment and other income in the accompanying consolidated income statements.

Contractual maturities of available-for-sale long-term investments at June 30, 2012 are as follows:

		Within	1 Through 5	5 Through 10
	Total	1 Year	Years	Years	Thereafter

Auction rate securities	$32,859	$—	$—	$—	$32,859
Corporate debt and other securities	21,161	—	16,770	—	4,391
Municipal securities	15,358	—	15,358	—	—
U.S. government securities	18,640	—	18,640	—	—
	$88,018	$—	$50,768	$—	$37,250

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities, which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The auction rate securities carry investment grade credit ratings but are believed to be in an inactive market. None of our auction rate securities were redeemed during the six months ended June 30, 2012. We have not realized any losses associated with selling or redeeming our auction rate securities during the six months ended June 30, 2012.

5. RESTRICTED INVESTMENTS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies and certain of our state contracts require the issuance of surety bonds, which in turn require collateral deposits of cash, cash equivalents or securities. As of June 30, 2012, all securities within restricted investments had contractual maturities of one year or less. However, due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of these restricted investment securities are summarized in the following tables.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012
Money market funds	$18,640	$—	$—	$18,640
Cash	32,386	—	—	32,386
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,161	1	(6)	14,156
	$66,238	$1	$(6)	$66,233
December 31, 2011
Money market funds	$18,897	$—	$—	$18,897
Cash	25,864	—	—	25,864
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,843	9	(1)	14,851
	$60,655	$9	$(1)	$60,663

No realized gains or losses were recorded on restricted investments for the six months ended June 30, 2012.

6. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $3,160 and $9,541 for the three and six months ended June 30, 2012, respectively, and $5,026 and $9,875 for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $24,256 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years.

A summary of stock option activity for the six months ended June 30, 2012, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of June 30, 2012, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Outstanding as of January 1, 2012	693,288	$26.94
Granted	—	—
Exercised	(221,319)	27.51
Forfeited and expired	(2,000)	31.81
Outstanding as of June 30, 2012	469,969	26.65	$12,382	3.1

Exercisable as of June 30, 2012	400,399	26.30	$10,690	2.9

Vested and expected to vest as of June 30, 2012	434,381	26.56	$11,516	2.9

A summary of restricted stock and RSU activity for the six months ended June 30, 2012 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	396,924	$33.19
Granted	139,103	61.79
Vested	(76,469)	34.45
Forfeited and expired	(28,016)	39.56
Outstanding as of June 30, 2012	431,542	41.77

A summary of PSU activity for the six months ended June 30, 2012 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	286,894	$35.65
Granted	190,110	63.28
Vested	—	—
Forfeited and expired	(22,124)	42.74
Outstanding as of June 30, 2012	454,880	46.85

A summary of our MSU activity for the six months ended June 30, 2012 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value

Outstanding as of January 1, 2012	—	$—
Granted	66,787	75.25
Vested	—	—
Forfeited and expired	(1,291)	75.21
Outstanding as of June 30, 2012	65,496	75.25

7. DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement (the “Credit Agreement”) that provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. Upon closing, we borrowed $150,000 pursuant to the term loan facility. A balance of $142,500 remains outstanding under the Credit Agreement at June 30, 2012, including a current portion of $15,000.

Our term loan bears interest at 2.00% as of June 30, 2012. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit facility bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to consolidated EBITDA. Interest on the unutilized revolving credit facility and borrowings under the term loan was $211 and $1,588, respectively, for a total interest expense amount of $1,799 for the six months ended June 30, 2012. Interest on the term loan is payable based on the LIBOR election period, which ranges from a period of one to six months based upon our election, with interest on the unutilized commitment payable quarterly. As of June 30, 2012 interest payable for the term loan was $197.

We incurred $2,527 of debt issuance costs that have been deferred and are amortized over the life of the agreement using the straight-line method. Amortization expense of debt issuance costs for the six months ended June 30, 2012 was $273. The short-term amount of debt issuance costs is included in prepaid expenses and other current assets and the long-term portion is included in other assets in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011.

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a total consolidated debt to consolidated EBITDA ratio (as defined in the Credit Agreement) (“the Cash Flow Leverage Ratio”) of not more than 2.25 times; (b) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of 3.00 times; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the U.S. Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Note 10, Commitments and Contingencies – Government Investigations.

On July 20, 2012, we amended our Credit Agreement to increase our ability to incur indebtedness outside the Credit Agreement. The amendment increases the maximum Cash Flow Leverage Ratio from 2.25 times to 2.75 times. Additionally, the amendment permits us to incur senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. The limitation on our permitted capital expenditures under the Credit Agreement increased from 1.0% to 1.75% of total consolidated revenue. Under the amendment, if the Cash Flow Leverage Ratio exceeds 2.25 times, the applicable margin applied to the prevailing interest rate would increase to 2.25% for ABR loans and 3.25% for Adjusted LIBOR loans. Additionally, if our Cash Flow Leverage Ratio exceeds 2.25 times, our unutilized commitment fee would increase to 0.50%.

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

Assets and liabilities measured at fair value at June 30, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,859	$—	$—	$32,859
Corporate debt securities	54,602	—	54,602	—
Asset backed securities	4,391	—	4,391	—
Money market funds	41,721	41,721	—	—
Municipal securities	110,494	—	110,494	—
Variable rate bond fund	75,522	75,522	—	—
U.S. government securities	19,047	19,047	—	—
Total investments	$338,636	$136,290	$169,487	$32,859

Restricted investments:
Money market funds	$18,640	$18,640	$—	$—
Cash	32,386	32,386	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,156	14,156	—	—
Total restricted investments	$66,233	$65,182	$1,051	$—

Amounts accrued related to investigation resolution	$103,844	$—	$103,844	$—

Assets and liabilities measured at fair value at December 31, 2011 are as follows:
		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments:
Auction rate securities	$32,399	$—	$—	$32,399
Certificates of deposit	17,404	—	17,404	—
Corporate debt securities	28,716	—	28,716	—
Commercial paper	1,999	—	1,999	—
Asset backed securities	9,648	—	9,648	—
Money market funds	41,720	41,720	—	—
Municipal securities	66,724	—	66,724	—
Variable rate bond fund	49,945	49,945	—	—
U.S. government securities	33,033	33,033	—	—
Total investments	$281,588	$124,698	$124,491	$32,399

Restricted investments:
Money market funds	$18,897	$18,897	$—	$—
Cash	25,864	25,864	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,851	14,851	—	—
Total restricted investments	$60,663	$59,612	$1,051	$—

Amounts accrued related to investigation resolution	$151,262	$—	$151,262	$—

The carrying value of our long-term debt was $142,500 at June 30, 2012 and $146,250 at December 31, 2011. Based on a discounted cash flow analysis, the approximate fair value of our long-term debt was $138,438 at June 30, 2012 and $141,810 at December 31, 2011.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the six months ended June 30, 2012.

Balance as of January 1, 2012	$32,399
Realized gains (losses) in earnings (or changes in net assets)	—
Unrealized gains (losses) in other comprehensive income	460
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of June 30, 2012	$32,859

As a result of the increase in the fair value of our investments in auction rate securities, we recorded an unrealized gain of $460, excluding income taxes, to accumulated other comprehensive loss during the six months ended June 30, 2012. The decrease in net unrealized losses was driven by an improvement in the municipal bond market.

9. INCOME TAXES

Our effective income tax rate was 40.0% and 37.7% for the three and six months ended June 30, 2012, respectively, compared to 38.7% and 38.8% for the same periods in the prior year. The effective tax rate was higher for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to the settlement of a state income tax matter partially offset by a decrease in the prevailing effective state income tax rate. The effective tax rate was lower for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to changes related to estimated non-deductible amounts associated with investigation resolution payments and a decrease in the prevailing effective state income tax rate, partially offset by the settlement of a state income tax matter.

10. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (“Civil Division”) and certain other federal and state enforcement agencies (the “Settlement”), WellCare agreed to pay the Civil Division a total of $137,500 over 36 months plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34,375, and related interest, was $103,844 at June 30, 2012, of which $36,728 and $67,116 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of June 30, 2012.

The Settlement also provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

On April 12, 2012, joint stipulations of dismissal were filed in this action, dismissing the qui tam complaints. On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Deferred Prosecution Agreement

On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the “USAO”), the Florida Attorney General's Office and us was terminated, effective immediately. The criminal charges against us were dismissed on April 4, 2012. These actions acknowledge that we have fulfilled all of our obligations under the DPA.

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the “Stipulation Agreement”) with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. First, it provides that if, within three years following the date of the settlement agreement, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000. Second, the Stipulation Agreement provides that we will pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday as a result of claims arising from the same facts and circumstances that gave rise to the consolidated securities class action.

Corporate Integrity Agreement

WellCare is operating under a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with the Office of Inspector General of the United States Department of Health and Human Services (“OIG-HHS”). The Corporate Integrity Agreement has a term of five years from its effective date of April 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare’s reporting practices and bid submissions to federal health care programs.

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

Other Lawsuits and Claims

Based on the nature of our business, we are subject to regulatory reviews or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies and their reviews focus on numerous facets of our business, including claims payment practices, provider contracting, competitive practices, commission payments, privacy issues and utilization management practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to our business practices. We continue to be subject to such reviews, which may result in additional fines and/or sanctions being imposed or additional changes in our business practices.

We are also involved in other legal actions in the normal course of our business, including without limitation, wage and hour disputes, tax disputes, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We accrue losses for such contingencies to the extent that we believe it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Our attorney's fees related to these legal actions are expensed as incurred. No estimate of the loss or range of loss in excess of amounts accrued can be made at this time regarding such lawsuits and claims, as they may involve indeterminate claims for monetary damages, fines, penalties or punitive damages, involve a large number of claimants or regulatory bodies, are currently in the early stages of proceedings, or involve a wide range of potential future outcomes. It is possible the actual outcomes of these lawsuits and claims may differ materially from our current estimates and may materially impact our results of operations, financial condition and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2012 (“2012 Form 10-Q”) that are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the section of this 2012 Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts,” “potential,” “continues” or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and in Part II, Item 1A of this 2012 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management’s current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of managed care services to government-sponsored health care programs, serving approximately 2.6 million members nationwide as of June 30, 2012. We operate exclusively within the Medicare and Medicaid programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access to these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

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

●
In July 2012, the New York State Department of Health approved our participation in the expansion of its Managed Long-Term Care (MLTC) program by 5 additional counties, beginning in August 2012. With this expansion, we will serve four of the five New York City boroughs as well as five upstate counties. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, stay in their homes and communities as long as possible.

●
In July 2012, the Florida Healthy Kids Corporation informed us that our Florida Children’s Health Insurance Program plans were chosen as part of a re-procurement effort to continue providing comprehensive managed care coverage to children enrolled in the Florida Healthy Kids Program. Services under a new contract are expected to begin on October 1, 2012, and will expand our current service offering from 18 counties to 65 of Florida’s 67 counties. With this expansion, we will offer Florida Healthy Kids services in more counties than any other participating plan.

●	We recently expanded our service area in the Florida Medicaid program to include Bay County and De Soto County. With this expansion, we now serve 38 of the 67 counties across Florida.

●
In July 2012, we were approved by the Florida Department of Elder Affairs to participate in the state’s Long-Term Care Community Diversion Pilot Project (the “Diversion Program”). Our services under this new program began on July 1, 2012 and initially focused on program enrollees in Escambia and Santa Rosa Counties. We could potentially expand our services under this program to additional counties in the future. The Florida Diversion Program has been designed to provide frail elders, age 65 and older, with alternatives to nursing home care. Enrollees in the program are dually eligible Medicare and Medicaid recipients who qualify for Medicaid nursing home placement and include as many as 20,000 beneficiaries across the state. We will serve these members by coordinating care that is integrated with community-based services, which will help ensure these members have access to what they need to remain safely in their homes and communities as an alternative to institutionalized care.

●
In July 2012, we entered into a definitive agreement with Humana to acquire certain assets of Arcadian Health Plan, Inc.’s Desert Canyon Community Care (“Desert Canyon”) Medicare Advantage plans. Under the agreement, Desert Canyon plan members in Mohave and Yavapai Counties, Arizona will become members of our Arizona MA Health Plan. Currently, the Desert Canyon plans have approximately 5,000 members. The transaction is expected to close on December 31, 2012, subject to customary regulatory approvals and closing conditions. The membership transfer is expected to occur on January 1, 2013.

●
In April 2012, our Hawaii health plan received accreditation from the National Committee for Quality Assurance (“NCQA”). Previously, our Missouri and Georgia health plans received NCQA accreditation. The NCQA measures health plans’ commitment to high-quality care, effective management, and accountability. We remain dedicated to our long-term target of accreditation for all of our health plans.

●
We continue to expand the geographic footprint of our Medicare Advantage (“MA”) plans and offer special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid in all of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members. MA membership as of June 30, 2012 was approximately 158,000, an increase from 150,000 as of March 31, 2012. We project that MA segment membership will continue to grow during the remaining months of 2012.

●
We have continued to enhance our care management capabilities. For example, we recently strengthened our resources that are focused exclusively on outreach to our Medicaid members to both educate them on care gaps and facilitate the closure of such care gaps. Intervention and support activities include arranging transportation assistance and three-way calls with a member and his or her primary care physician to schedule appointments, as well as language translation for non-English speaking members. Also, we have made enhancements to our case management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams.  Additionally, we are upgrading our systems related to Healthcare Effectiveness Data and Information Set reporting, replacing our care and medical management technology platform and launching a web-based care gap eligibility check tool.

●
On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the “USAO”), the Florida Attorney General's Office and us was terminated effective immediately. The criminal charges against us were dismissed on April 4, 2012. These actions acknowledge that we have fulfilled all of our obligations under the DPA.

Business and Financial Outlook

Market Developments

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

The Florida Agency for Health Care Administration (AHCA) recently released an invitation to negotiate for the Florida Statewide Medicaid Managed Care Long Term Care program. The total number of eligible participants in this program is estimated at 85,000 and includes seniors and adults with disabilities across 11 regions in the state. Services for the first region are expected to begin on August 1, 2013. We are interested in the opportunity to expand our presence in Florida. We are anticipating a highly competitive process, with several other plans expected to participate.

We currently expect AHCA to renew our Florida Medicaid contracts for an interim period beginning September 1, 2012. The ultimate contract term may be superseded by the implementation of a reform of the statewide Medicaid Managed Care program (the “Medicaid Reform Program”). We expect the state to publish a request for proposals in January 2013 for participation in the Medicaid Reform Program for a 5 year contract term; however, the implementation date of the Medicaid Reform Program is uncertain. We are anticipating a highly competitive process, with as many as 20 companies, including us, expected to participate.

Recently, the Georgia Department of Community Health (the “Georgia DCH”) announced further refinements to its Medicaid redesign initiatives. At this time, the Georgia DCH will not conduct a re-procurement of the Georgia Families program, which currently serves Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) members, and will not begin to include aged, blind and disabled (“ABD”) beneficiaries as previously planned, given what the Georgia DCH describes as increasing uncertainty at the federal level. Our current Georgia Medicaid contract provides for two one-year renewal options exercisable by the Georgia DCH. The Georgia DCH exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and the remaining renewal option potentially extends the contract through June 30, 2014. The Georgia DCH has also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, that potentially extend the contract term through June 30, 2016.

With respect to Medicaid rates, we continue to expect the environment to be challenging, given state and federal fiscal conditions.

As we look toward the 2013 annual election period, we are expanding our MA service area by 53 counties, to a total of 191 counties. In addition to growing our presence in our existing states of Florida, Georgia, Illinois, New York, and Texas, we will for the first time offer MA plans in Kentucky. This will enable our offering MA plans to some of the dually eligible members we currently serve through the Kentucky Medicaid program.

Kentucky is requesting proposals to coordinate physical, behavioral and dental care for over 170,000 Medicaid eligible beneficiaries in Medicaid Managed Care Region 3, which consists of 16 counties. Kentucky currently intends to select at least 2 health plans that will begin serving Medicaid beneficiaries effective January 1, 2013. We are interested in the opportunity to expand our presence in Kentucky.

Twenty-six states have submitted applications to participate in the CMS “Duals Alignment Demonstration Program,” covering approximately 2 million individuals fully eligible for both Medicare and Medicaid, or dual eligible beneficiaries. This program is intended to provide integrated care on a capitated or fee for service basis. Of the 26 states, 21 are proposing capitated programs and 5 are proposing managed fee for service programs. Thirteen of the 26 states are proposing to begin implementation in 2013. The remaining implementations are scheduled to begin in 2014. CMS has issued guidance that no programs will begin before April 1, 2013 and the project will be limited to 2.4 million enrollees. Exact implementation times vary by state. None of the states have yet received approval of their proposals. CMS has issued guidance indicating that dual eligible beneficiaries participating in the states’ duals alignment demonstration programs cannot be forced to remain in a duals alignment plan and will be allowed to switch between plans on a monthly basis. However, enrollment in a Medicare Advantage plan is limited to the federally designated annual enrollment period or in the event of a special election period unless the individual seeks to enroll in a plan that has obtained a score of 5 on Medicare's quality performance system (“Star Ratings”). None of our health plans have yet achieved 5 stars. For this reason, dual eligible beneficiaries subject to a dual alignment demonstration programs will only be able to elect to remain in or join a WellCare plan during the annual enrollment period or special election periods.

To date, rates have not been released for any state’s duals alignment program. The guidance promulgated by CMS requires a cost savings to both Medicare and Medicaid. To the extent that the assumed savings are deemed unrealistic, these programs could limit the number of states in which we choose to provide services. If the rates are deemed sufficient to support the provision of high quality care, we may choose to bid for participation in these programs. In addition, certain state’s programs have not permitted us to participate in their project, due to our plan’s program design. We have submitted a bid proposal to participate in the dual demonstration project in Ohio. For those states that have a dual demonstration program in which we do not participate, the membership in our MA and PDP plans in those states would be reduced.

Financial Impact of Government Investigations and Litigation

For further discussion of government investigations and litigation including the associated financial impact, please refer to our “Selling, General and Administrative Expense” discussion under “Results of Operations” below and Part I – Item 1 – Note 10 – “Commitments and Contingencies.”

General Economic and Political Environment

The political environment is uncertain. The U.S. Congress continues to attempt to repeal, amend or restrict funding for various aspects of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”). Several states filed suits challenging the constitutionality of certain aspects of the 2010 Acts. Those cases ultimately reached the U.S. Supreme Court, which, on June 28, 2012, upheld the constitutionality of the provisions of the 2010 Acts requiring all Americans meeting certain income qualifications to purchase health insurance meeting certain standards or to pay a financial penalty. The Supreme Court also modified the Acts’ requirement that all states expand their Medicaid programs to individuals up to 133% of the federal poverty line, making that expansion optional for states; however, the effect of the modification to the Medicaid expansion requirements remains to be seen. We expect some, but not all, of the states we operate in will participate in the Medicaid expansion. We also anticipate further guidance will be released regarding, among other things, the delivery of care to individuals under 65 with incomes up to 133 percent of poverty, who reside in those states that elect not to participate in the Medicaid expansion.

The economic environment remains challenging, with continued high unemployment throughout 2012 and sluggish job growth. As a result, budgetary challenges at the federal and state level may continue. We expect that the state and the federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers. The “maintenance of eligibility” requirements under the 2010 Acts generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. These provisions are due to phase out for adults in Medicaid in 2014 and for children in 2019. However, the Supreme Court decision has created some uncertainty regarding whether the maintenance of eligibility provisions can be enforced. In the event that they cannot, states which have engaged in a wide array of cost containment efforts throughout the course of the recession could seek to restrict eligibility or tighten enrollment procedures.

On August 2, 2011, the President signed into law the Budget Control Act of 2011, and the Congressional Super Committee has since failed to reach an agreement on a budget. As a result, in the absence of Congressional intervention, approximately $1.2 trillion in domestic and defense spending reductions would begin on January 1, 2013. The Budget Control Act of 2011 stipulates that payments to Medicare providers may be reduced by no more than 2% and exempts Medicaid from the automatic spending cuts. At this time, we cannot predict the impact that of this pending action.  Congressional leaders have announced that they have agreed to a budget deal that Congress is expected to vote on in September 2012 that would continue funding at current levels through March 2013.  This would have no impact on the budget cuts required by the Budget Control Act, which will occur in absence of further Congressional action.

The November 2012 election campaigns have focused substantially on the role of the government in health care as well as the nation’s fiscal challenges. The Republican Party has generally expressed their intent to repeal or significantly limit provisions of the 2010 Acts and to implement significant reforms related to Medicare and Medicaid in response to domestic and defense spending reductions. The Democratic Party has generally expressed an opinion in favor of continuing to implement the 2010 Acts and to preserve the Medicare and Medicaid programs for current beneficiaries. The results of the November election could have a significant impact on the implementation of the Acts, and the funding and future design of Medicare and Medicaid and other programs created by the Acts.

Because the rate of growth of the expenses for Medicare are outpacing the growth rate of the economy, and the trust funds are not adequately funded, Congress has proposed several plans to restructure Medicare that would change Medicare from a defined benefit to a defined contribution program and to move the selection of Medicare benefits into an exchange-like facilitated selection venue. We do not know whether these proposals will pass, or the effect their ultimate form will have on our business.

In addition, Congress has annually appropriated funds to avoid the imposition of the Sustainable Growth Rate formula, enacted by the Balanced Budget Act of 1997, on physician payments under Medicare. The cut to physician payments that would result from the imposition of the Sustainable Growth Rate formula would be more than 30% at the start of 2013. The cuts could have a significant impact on health care provider willingness to participate in the Medicare and MA programs. Congress has not yet appropriated funds for these payments for 2013 and may fail to do so, or may delay doing so which could cause delays in receipt of payments from CMS for our MA plans.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the enterprise’s decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid, MA and our stand-alone Medicare prescription drug plans (“PDPs”).

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is operated and implemented by state agencies, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes TANF, Supplemental Security Income (“SSI”), ABD, Managed Long-Term Care (“MLTC”), and other state-based programs that are not part of the Medicaid program, such as CHIP and Family Health Plus for qualifying families who are not eligible for Medicaid because they exceed the applicable income thresholds. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, stay in their homes and communities as long as possible.

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

MA

Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons with a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans, comprised of coordinated care plans (“CCPs”). MA is Medicare’s managed care alternative to original Medicare fee-for-service (“Original Medicare”), which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services (“CMS”). Our CCPs are administered through our health maintenance organizations (“HMOs”) and insurance subsidiaries, and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

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

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, medical benefits ratio (“MBR”) and gross margin. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes. Gross margin is defined as premium revenue less medical benefits expense.

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

Premium Revenue

We receive premiums from CMS and state government agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The primarily fixed premiums we receive for each member varies according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. For further information regarding premium revenues, please refer below to “Premium Revenue Recognition” under “Critical Accounting Estimates.”

Medical Benefits Expense

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed per member per month fee or a fixed fee-for-service, and risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Results of Operations

Summary of Consolidated Financial Results

The following table sets forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended
	June 30,		Change
	2012	2011	Dollars	Percentage
Revenues:	(In millions)
Premium	$1,809.2	$1,485.3	$323.9	21.8%
Investment and other income	1.9	2.3	(0.4)	(17.4)%
Total revenues	1,811.1	1,487.6	323.5	21.7%
Expenses:
Medical benefits (1)	1,546.2	1,202.0	344.2	28.6%
Selling, general and administrative (1)	159.0	147.0	12.0	8.2%
Medicaid premium taxes	20.1	18.1	2.0	11.0%
Depreciation and amortization	7.5	6.9	0.6	8.7%
Interest	1.0	0.1	0.9	897.0%
Total expenses	1,733.8	1,374.1	359.7	26.2%
Income before income taxes	77.3	113.5	(36.2)	(31.9)%
Income tax expense	30.9	43.9	(13.0)	(29.6)%
Net income	$46.4	$69.6	$(23.2)	(33.3)%

Consolidated MBR (1)	86.4%	81.9%		4.5%
Effective tax rate	40.0%	38.7%		1.3%

	For the Six Months Ended
	June 30,		Change
	2012	2011	Dollars	Percentage
Revenues:	(In millions)
Premium	$3,597.8	$2,957.8	$640.0	21.6%
Investment and other income	4.7	4.6	0.1	2.2%
Total revenues	3,602.5	2,962.4	640.1	21.6%
Expenses:
Medical benefits (1)	3,067.9	2,465.3	602.6	24.4%
Selling, general and administrative (1)	320.7	298.0	22.7	7.6%
Medicaid premium taxes	40.5	37.0	3.5	9.5%
Depreciation and amortization	14.5	13.4	1.1	8.2%
Interest	2.1	0.2	1.9	950.0%
Total expenses	3,445.7	2,813.9	631.8	22.5%
Income before income taxes	156.8	148.5	8.3	5.6%
Income tax expense	59.1	57.6	1.5	2.6%
Net income	$97.7	$90.9	$6.8	7.5%

Consolidated MBR (1)	86.2%	84.4%		1.8%
Effective tax rate	37.7%	38.8%		(1.1)%

(1)
Medical benefits expense, MBR, and selling, general and administrative expense for the three months and six months ended June 30, 2011 reflect the reclassification of certain quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed within “Medical Benefits Expense” below.

Membership
	At June 30, 2012		At December 31, 2011		At June 30, 2011
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total

Medicaid	1,518,000	59.2%	1,451,000	56.6%	1,317,000	55.1%
MA	158,000	6.2%	135,000	5.3%	124,000	5.2%
PDP	886,000	34.6%	976,000	38.1%	950,000	39.7%
Total	2,562,000	100.0%	2,562,000	100.0%	2,391,000	100.0%

As of June 30, 2012, we served approximately 2,562,000 members, consistent with membership at December 31, 2011 and an increase of approximately 171,000 members from June 30, 2011. We experienced membership growth in both our Medicaid and MA segments when compared to December 31, 2011, which was offset by a decline in PDP membership. Medicaid segment membership increased by 67,000 compared to December 31, 2011 mainly from membership growth in Florida and membership growth in our Kentucky Medicaid program following its launch in the fourth quarter of 2011. Members participating in the Kentucky Medicaid program were able to switch plans until January 31, 2012. Additionally, membership has increased due to retroactive member re-assignments. Our Kentucky Medicaid membership increased from 129,000 at December 31, 2011 to 154,000 at June 30, 2012. MA segment membership increased by 23,000 compared to December 31, 2011 based on results of the annual election period, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries and expansion into 19 new counties. In our PDP segment, membership decreased by 90,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years.

During the remaining months of 2012, we anticipate relatively stable membership in the Kentucky Medicaid program, given that members are no longer able to switch plans outside the annual election period. At this time, we are unable to estimate the additional membership we will receive from our new contract with Hawaii’s QUEST program to serve TANF and CHIP members beginning on July 1, 2012. We were one of five plans selected to serve approximately 230,000 beneficiaries across the state. We project that MA segment membership to continue to grow during the remaining months of 2012 due to our ability to market to and enroll dually-eligible beneficiaries, as well as the growth in the broader Medicare population. We anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in fewer regions.

Net Income

For the three and six months ended June 30, 2012, our net income was $46.4 million and $97.7 million, respectively, compared to net income of $69.6 million and $90.9 million for the same three and six month periods in 2011. Excluding investigation-related litigation and other resolution costs of $8.0 million and $7.1 million, net of tax, for the three months ended June 30, 2012 and 2011, respectively, net income decreased by $22.2 million, or 29%, in 2012 compared to the same three month period in 2011. Excluding investigation-related litigation and other resolution costs of $14.1 million and $13.9 million, net of tax, for the six months ended June 30, 2012 and 2011, respectively, net income increased by $6.9 million, or 7%, in 2012 compared to the same six month period in 2011. The decrease for the three months ended June 30, 2012 compared to the same period in 2011 resulted mainly from a decrease in our Medicaid segment results, higher selling, general and administrative expense (“SG&A”) expense and a higher effective income tax rate, partially offset by improved results in our MA and PDP segments. The increase for the six months ended June 30, 2012 resulted from improved results in our MA and PDP segments, partially offset by a decrease in our Medicaid segment results and increased SG&A expense. The decreases in our Medicaid segment results were due to the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 and the relatively higher MBR in the Kentucky Medicaid program, partially offset by the impact of higher membership and related premium revenues and the impact of rate increases in certain markets. The improved results in our MA segment were due to increased membership and related premium revenues, while the improvement in the PDP segment resulted mainly from favorable claims experience. The increase in SG&A was driven primarily by higher membership, but the rate of increase was lower than the overall increase in premium revenues.

Premium Revenue

Premium revenue for the three months ended June 30, 2012 increased by approximately $323.9 million, or 21.8%, compared to the same period in the prior year. Premium revenue for the six months ended June 30, 2012 increased by approximately $640.0 million, or 21.6%, compared to the same period in the prior year. The increase is primarily attributable to membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets. Premium revenue includes $20.1 million and $40.5 million of Medicaid premium taxes for the three and six months ended June 30, 2012, respectively, and $18.1 million and $37.0 million for the same three and six months in 2011, respectively.

Medical Benefits Expense

Total medical benefits expense for the three months ended June 30, 2012 increased $344.2 million, or 28.6%, compared to the same period in 2011. Total medical benefits expense for the six months ended June 30, 2012 increased $602.6 million, or 24.4%, compared to the same period in 2011. The increase is due mainly to increased membership in the Medicaid and MA segments and the impact of higher net favorable development of prior period medical benefits payable experienced in 2011, partially offset by a decrease in the PDP segment. For the three months ended June 30, 2012, medical benefits expense was impacted by approximately $7.2 million of net unfavorable development related to prior periods, which includes approximately $19.4 million of favorable development related to prior fiscal years that was more than offset by $26.6 million of unfavorable development related to the first quarter of 2012. For the six months ended June 30, 2012, medical benefits expense was impacted by approximately $71.8 million of net favorable development related to prior years. Net favorable development of prior period medical benefits payable amounted to $67.1 million and $118.0 million for the three and six months ended June 30, 2011. Our consolidated MBR was 86.4% and 86.2% for the three and six months ended June 30, 2012, respectively, compared to 81.9% and 84.4% for the same periods in 2011. The increase in MBR was primarily due to the impact of favorable prior period developments of medical benefits payable in 2011 and the relatively high MBR in the Kentucky Medicaid program, partially offset by rate increases in certain of our Medicaid markets and the impact of our medical cost initiatives.

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

The reclassification of these quality improvement costs impacted our medical benefits expense and MBR by reportable segment for the three and six months ended June 30, 2011 as follows.

	For the Three Months Ended June 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)

Medicaid medical benefits expense	$647.7	$11.9	$659.6
Medicaid MBR %	78.5%	1.4%	79.9%

MA medical benefits expense	298.1	4.7	302.8
MA MBR %	81.5%	1.3%	82.8%

PDP medical benefits expense	238.5	1.1	239.6
PDP MBR%	86.4%	0.4%	86.8%

Consolidated medical benefits expense	$1,184.3	$17.7	$1,202.0

Consolidated MBR %	80.7%	1.2%	81.9%

The reclassification of quality improvement costs impacted our consolidated MBR by approximately 1.3%, 1.1% and 0.8% for the fiscal years ended December 31, 2011, 2010 and 2009, respectively, and impacted our SG&A ratio by approximately 1.3%, 1.0% and 0.8% for the same periods, respectively.

	For the Six Months Ended June 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)

Medicaid medical benefits expense	$1,351.4	$24.4	$1,375.8
Medicaid MBR %	81.3%	1.5%	82.8%

MA medical benefits expense	575.1	9.4	584.5
MA MBR %	79.8%	1.3%	81.1%

PDP medical benefits expense	502.8	2.2	505.0
PDP MBR%	93.4%	0.4%	93.8%

Consolidated medical benefits expense	$2,429.3	$36.0	$2,465.3

Consolidated MBR %	83.2%	1.2%	84.4%

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Part I – Item 1 – Note 10 – “Commitments and Contingencies” for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations. Additionally, as discussed above, we reclassified costs related to quality improvement activities that were formerly reported in SG&A expenses to medical benefits expense effective January 1, 2012. Prior year amounts have been reclassified to conform to the current year presentation.

The reconciliation of SG&A expense, including and excluding such costs, as well as the reclassification of quality improvement costs, is as follows:

	For the Three Months Ended June 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
	(In millions)
SG&A expense	$159.0	$164.7	$(17.7)	$147.0
Adjustments:
Investigation-related litigation and other resolution costs	(0.8)	(4.2)	—	(4.2)
Investigation-related administrative costs	(11.7)	(7.9)	—	(7.9)
Total investigation-related litigation and other resolution costs	(12.5)	(12.1)	—	(12.1)
SG&A expense, excluding investigation-related litigation and other resolution costs	$146.5	$152.6	$(17.7)	$134.9

SG&A ratio	8.9%	11.2%	-1.2%	10.0%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.2%	10.4%	-1.2%	9.2%

	For the Six Months Ended June 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
	(In millions)
SG&A expense	$320.7	$334.0	$(36.0)	$298.0
Adjustments:
Investigation-related litigation and other resolution costs	(2.2)	(6.2)	—	(6.2)
Investigation-related administrative costs	(23.1)	(16.7)	—	(16.7)
Total investigation-related litigation and other resolution costs	(25.3)	(22.9)	—	(22.9)
SG&A expense, excluding investigation-related litigation and other resolution costs	$295.4	$311.1	$(36.0)	$275.1

SG&A ratio	9.0%	11.4%	-1.2%	10.2%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.3%	10.6%	-1.2%	9.4%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three months ended June 30, 2012, increased approximately $11.6 million, or 8.6%, to $146.5 million from $134.9 million for the same period in 2011. Similarly, our SG&A expense for the six months ended June 30, 2012, increased approximately $20.3 million, or 7.3%, to $295.4 million from $275.1 million for the same period in 2011. The increase in both periods was due to technology investments, including those required by regulatory changes, as well as medical cost initiatives, increased spending related to the launch of our Kentucky Medicaid program and other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes (“SG&A ratio”), was 8.9% for the three months ended June 30, 2012 compared to 10.0% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three months ended June 30, 2012 was 8.2% compared to 9.2% for the same period in 2011. Our SG&A ratio was 9.0% for the six months ended June 30, 2012 compared to 10.2% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the six months ended June 30, 2012 was 8.3% compared to 9.4% for the same period in 2011. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, is related to the growth in premium revenue and improvement in our administrative cost structure driven by business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design. The improvement was partially offset by costs incurred for growth and regulatory and quality initiatives.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and six months ended June 30, 2012 were $20.1 million and $40.5 million, respectively, compared to $18.1 million and $37.0 million, respectively, for the same three and six month periods in 2011. The increase corresponds to the increase in related premium revenues.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 was $1.0 million and $2.1 million, respectively, compared to $98,000 and $175,000, respectively, for the same periods in 2011. The increase in interest expense is mainly driven by interest on the $150.0 million borrowed under the term loan on August 1, 2011.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2012 was $30.9 million and $59.1 million, respectively, compared to $43.9 million and $57.6 million, respectively, for the same three and six month periods in the prior year. Our effective income tax rate on pre-tax income was 40.0% and 37.7% for the three and six months ended June 30, 2012, respectively, compared to 38.7% and 38.8% for the same three and six month periods in 2011. The effective tax rate was higher for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to the settlement of a state income tax matter partially offset by a decrease in the prevailing effective state income tax rate. The effective tax rate was lower for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to changes in the estimated non-deductible amounts associated with investigation-related litigation and other resolution costs and a decrease in the prevailing effective state income tax rate, that was partially offset by the settlement of a state tax matter in the current year.

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in conformity with accounting principles generally accepted in the United States (“GAAP”).

	For the Three Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
	(In millions)
Gross Margin (1):
Medicaid	$136.7	$183.7	$(47.0)	(25.6)%
MA	76.0	63.1	12.9	20.4%
PDP	50.3	36.5	13.8	37.8%
Total gross margin	263.0	283.3	(20.3)	(7.2)%
Investment and other income	2.0	2.3	(0.3)	(13.0)%
Other expenses (1)	(187.6)	(172.1)	(15.5)	9.0%
Income before income taxes	$77.4	$113.5	$(36.1)	(31.8)%

	For the Six Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
	(In millions)
Gross Margin (1):
Medicaid	$307.7	$323.5	$(15.8)	(4.9)%
MA	168.9	135.8	33.1	24.4%
PDP	53.2	33.1	20.1	60.7%
Total gross margin	529.8	492.4	37.4	7.6%
Investment and other income	4.7	4.6	0.1	2.2%
Other expenses (1)	(377.8)	(348.5)	(29.3)	8.4%
Income before income taxes	$156.7	$148.5	$8.2	5.5%

(1)
Gross margin by reportable segment and other expenses shown above reflects the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in “Medical Benefits Expense” under “Summary of Consolidated Results.” Refer to Part I – Item 1 – Note 2 – “Segment Reporting” for reclassification by reportable segment through the gross margin level.

Medicaid Segment Results

	For the Three Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)

Premium revenue	$1,077.3	$825.2	$252.1	30.6%
Medicaid premium taxes	20.1	18.1	2.0	11.0%
Total premiums	1,097.4	843.3	254.1	30.1%
Medical benefits expense (2)	960.7	659.6	301.1	45.6%
Gross margin (2)	$136.7	$183.7	$(47.0)	(25.6)%

Medicaid MBR (excluding premium taxes) (1) (2)	89.2%	79.9%		9.3%

	For the Six Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)

Premium revenue	$2,131.6	$1,662.3	$469.3	28.2%
Medicaid premium taxes	40.5	37.0	3.5	9.5%
Total premiums	2,172.1	1,699.3	472.8	27.8%
Medical benefits expense (2)	1,864.4	1,375.8	488.6	35.5%
Gross margin (2)	$307.7	$323.5	$(15.8)	(4.9)%

Medicaid membership:
Georgia	569,000	559,000		1.8%
Florida	436,000	404,000		7.9%
Other states	513,000	354,000		44.9%
	1,518,000	1,317,000		15.3%

Medicaid MBR (excluding premium taxes) (1) (2)	87.5%	82.8%		4.7%

(1)
MBR measures the ratio of our medical benefits expense to premium revenue excluding Medicaid premium taxes. Because Medicaid premium taxes are included in the premium rates established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these taxes from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes are included in premium revenue.

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

Excluding Medicaid premium taxes, Medicaid premium revenue for the three and six months ended June 30, 2012 increased 30.6% and 28.2%, respectively, when compared to the same periods in 2011. The increase was mainly due to premiums associated with our Kentucky Medicaid program, which was launched on November 1, 2011, the carve-in of the pharmacy benefit in our New York and Ohio Medicaid programs which were effective in October 2011, membership growth in Florida, and rate increases implemented in most markets in late 2011.

Medicaid medical benefits expense for the three and six months ended June 30, 2012 increased 45.6% and 35.5%, respectively, when compared to the same periods in 2011. The increase was due mainly to the increase in membership and the relatively higher MBR in the Kentucky Medicaid program and the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 compared to 2012, partially offset by the impact of medical cost initiatives that we have implemented. Our Medicaid MBR for the three and six months ended June 30, 2012 increased by 930 and 470 basis points, respectively, when compared to the same three and six month periods in 2011. The increase was driven by the relatively higher MBR in the Kentucky Medicaid program and the impact of the higher net favorable development experienced in 2011 compared to 2012. The Kentucky Medicaid program MBR for the six month period ending June 30, 2012 was approximately 105.9% due to the relatively high transitional medical benefit expenses for the program. As a result of processes that we have begun to implement to improve care coordination and manage costs, and revenue enhancements that are expected in later periods during 2012, we currently expect the Kentucky Medicaid program to operate with an MBR below 100% during the remainder of 2012.

Outlook

During the remaining months of 2012, we anticipate relatively stable membership in our Medicaid segment and in the Kentucky Medicaid program in particular, given that members are no longer able to switch plans outside the annual election period. At this time, we are unable to estimate the additional membership we will receive from our new contracts with Hawaii’s QUEST program, New York MLTC, Florida Healthy Kids and Florida Diversion Program. We expect the full year MBR for our Medicaid segment to be higher in 2012 when compared to 2011, due to the high amount of favorable development of medical benefits payable that we recognized in 2011.

MA Segment Results

	For the Three Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
		(Dollars in millions)

Premium revenue	$455.5	$365.8	$89.7	24.5%
Medical benefits expense (1)	379.5	302.7	76.8	25.4%
Gross margin (1)	$76.0	$63.1	$12.9	20.4%

MA MBR (1)	83.3%	82.8%		0.5%

	For the Six Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
		(Dollars in millions)

Premium revenue	$893.7	$720.4	$173.3	24.1%
Medical benefits expense (1)	724.8	584.6	140.2	24.0%
Gross margin (1)	$168.9	$135.8	$33.1	24.4%

MA Membership	158,000	124,000		27.4%

MA MBR (1)	81.1%	81.1%		0.0%

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

MA premium revenue for the three and six months ended June 30, 2012 increased 24.5% and 24.1%, respectively, when compared to the same three and six month periods in 2011 and was mainly attributable to an increase in membership, which increased by approximately 34,000 members between June 30, 2011 and June 30, 2012 due to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2011. MA segment MBR increased by 50 basis points for the three months ended June 30, 2012, but remained unchanged for the six months ended June 30, 2012, compared to the same periods in 2011. The changes in the MBR were primarily due to a change in the demographic mix of our members.

Outlook

Currently, we expect MA segment membership to continue to grow during the remaining months of 2012, as we leverage our success in serving dually-eligible beneficiaries and as a result of the growth in the broader Medicare-eligible population. We expect ultimate 2012 MBR for the MA segment to be higher than that in the prior year due to the reduction of 2011 MBR for the recognition of significant prior period development.

PDP Segment Results

	For the Three Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
		(Dollars in millions)

Premium revenue	$256.3	$276.2	$(19.9)	(7.2)%
Medical benefits expense (1)	206.0	239.7	(33.7)	(14.1)%
Gross margin (1)	$50.3	$36.5	$13.8	37.8%

PDP MBR (1)	80.4%	86.8%		(6.4)%

	For the Six Months Ended
	June 30,		Change
	2012	2011	Dollar	Percentage
		(Dollars in millions)

Premium revenue	$531.9	$538.1	$(6.2)	(1.2)%
Medical benefits expense (1)	478.7	505.0	(26.3)	(5.2)%
Gross margin (1)	$53.2	$33.1	$20.1	60.7%

PDP Membership	886,000	950,000		(6.7)%

PDP MBR (1)	90.0%	93.8%		(3.8)%

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

        PDP premium revenue for the three and six months ended June 30, 2012 decreased by 7.2% and 1.2%, respectively, when compared to the same periods in 2011 primarily due to the decline in membership. Membership decreased by approximately 64,000 members from June 30, 2011 to June 30, 2012 due to the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years. PDP MBR for the three and six months ended June 30, 2012 decreased 640 and 380 basis points, respectively, over the same periods in 2011 due to the outcome of our 2012 bids, improved pharmacy claims experience and favorable development of prior period medical benefits payable.

Outlook

        We expect PDP membership and premium revenues to decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.  Additionally, we now expect that our PDP segment MBR will decrease in 2012 compared to 2011 based on the segment operating results for the six months period ended June 30, 2012.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – “Risk Factors” included in our 2011 Form 10-K and Part II – Item 1A – Risk Factors in this 2012 Form 10-Q.

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

The primary sources of cash for our non-regulated subsidiaries are management fees and dividends received from our regulated subsidiaries and investment income. Our non-regulated subsidiaries’ primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including, but not limited to, business development, branding, certain information technology services and debt service. Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries. We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as “unregulated cash” and “unregulated investments,” respectively.

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. As further described in Net Cash Used In Operating Activities under Cash Flow Activities, the Georgia DCH has delayed the payment of certain premiums. We consider the delays to be a timing issue and we believe we have adequate liquidity to manage the delays. Our unregulated cash, cash equivalents and investments was $168.3 million as of June 30, 2012.  During the six months ended June 30, 2012, our non-regulated subsidiaries advanced funds to our Georgia regulated entity to help offset the impact of Georgia DCH’s delayed payment of premiums, provided capital contributions to certain of our regulated subsidiaries, and made payment of certain investigation-related litigation and other resolution costs in connection with our settlement of the Civil Division of the U.S. Department of Justice (the “Civil Division”). These decreases in unregulated cash were partially offset by $100.0 million in dividends and surplus capital received from certain of our regulated subsidiaries. Subsequent to June 30, 2012, our Georgia health plan has received approximately $164.0 million related to premiums receivable at June 30, 2012, which allowed it to repay the amounts previously funded by our non-regulated subsidiaries. As a result, our unregulated cash flow has increased subsequent to June 30, 2012.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum RBC requirement or other financial ratios. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. The risk-based capital (“RBC”) requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”), and have been adopted by most states. As of June 30, 2012, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the amount of capital required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain minimum capital equal to the greater of 200% of the ACL and the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At June 30, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. As of June 30, 2012, our remaining term loan balance was $142.5 million, which is included in the current portion of long-term debt and long-term debt line items in our consolidated balance sheet.

Our term loan bears interest at 2.00% as of June 30, 2012. Loans designated by us at the time of borrowing as Alternate Base Rate (“ABR”) Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate (“Adjusted LIBOR”) for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the credit facility bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The “applicable margin” means a percentage ranging from 0.50% to 2.00% per annum for ABR Loans and a percentage ranging from 1.50% to 3.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon the Company’s ratio of total debt to cash flow. Interest on the term loan is payable based on the LIBOR election period, which ranges from one to six months based upon our election, with interest on the unutilized commitment payable quarterly. Interest on the unutilized revolving credit facility and borrowings under the term loan were $0.2 million and $1.6 million, respectively, for a total interest expense amount of $1.8 million for the six month period ended June 30, 2012. As of June 30, 2012 interest payable for the term loan was $0.2 million.

The Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. In addition, the Credit Agreement also includes certain financial covenants that require (a) a total consolidated debt to consolidated EBITDA ratio (as defined in the Credit Agreement) (“the Cash Flow Leverage Ratio”) of not more than 2.25 times; (b) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of 3.00 times; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Civil Division during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Item 1 – Financial Statements - Note 10, Commitments and Contingencies – Government Investigations.

On July 20, 2012, we amended our Credit Agreement to increase our ability to incur indebtedness outside the Credit Agreement. The amendment increases the maximum Cash Flow Leverage Ratio from 2.25 times to 2.75 times. Additionally, the amendment permits us to incur senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. The limitation on our permitted capital expenditures under the Credit Agreement increased from 1.0% to 1.75% of total consolidated revenue. Under the amendment, if the Cash Flow Leverage Ratio exceeds 2.25 times, the applicable margin applied to the prevailing interest rate would increase to 2.25% for ABR loans and 3.25% for Adjusted LIBOR loans. Additionally, if our Cash Flow Leverage Ratio exceeds 2.25 times, our unutilized commitment fee would increase to 0.50%.

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

Auction Rate Securities

As of June 30, 2012, $32.9 million of our long-term investments were comprised of municipal note securities with an auction reset feature (“auction rate securities”), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2012 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments’ recorded value. The final maturity of the underlying securities could be as long as 27 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 23 years.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (“Civil Division”) and certain other federal and state enforcement agencies (the “Settlement”), WellCare agreed to pay the Civil Division a total of $137.5 million over 36 months plus interest accrued at 3.125%. On March 30, 2012, we made a payment of $39.8 million to the Civil Division, consisting of a $34.4 million principal payment and $5.5 million of accrued interest. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34.4 million, and related interest, was $103.8 million at June 30, 2012.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Cash Flow Activities

Our cash flows are summarized as follows:
	For the Six Months Ended June 30,
	2012	2011
	(In millions)
Net cash used in operating activities	$(193.6)	$(31.3)
Net cash used in investing activities	(96.0)	(99.0)
Net cash provided by financing activities	114.7	26.8
Total net decrease in cash and cash equivalents	$(174.9)	$(103.5)

Net Cash Used In Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation. For the six months ended June 30, 2012, cash provided by operating activities benefited from the receipt of $241 million for July 2012 Medicare premiums, but was negatively impacted by the delayed premiums associated with our Georgia Medicaid program and the $39.8 million payment made to the Civil Division on March 30, 2012.

The Georgia DCH has delayed the payment of certain premiums, primarily related to May and June 2012, approximating $241.7 million as of June 30, 2012. Subsequent to June 30, 2012, we received payment of the full amount of the July 2012 premiums, as well as $164.0 million related to premiums receivable at June 30, 2012. The subsequent payments have reduced the cumulative delayed premium payments down to approximately $77.0 million as of August 3, 2012.  If delays continue through the third quarter of 2012, our consolidated operating cash flow will be materially impacted. However, at this time, the delays are considered to be a timing issue and we believe we have adequate liquidity to manage the delays. We do not expect these delays to impact the operation of our programs in Georgia or elsewhere.

Net cash used in operating activities for the six months ended June 30, 2011 primarily consisted of an increase in premiums receivable of $82.0 million, a $52.5 million payment related to the investigation resolution and $42.0 million of payments on accounts payable and other accrued expenses, partially offset by an increase in income taxes payable of $29.5 million and $25.3 million in deferred taxes.

Net Cash Used In Investing Activities

During the six months ended June 30, 2012, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $257.2 million and purchases of property and equipment of $34.6 million, partially offset by $195.8 million of proceeds from maturities of marketable securities and restricted investments.

During the six months ended June 30, 2011, cash used in investing activities primarily reflects the $120.6 million net impact of our investment into higher yielding investment alternatives and purchases of software and equipment totaling approximately $17.2 million, partially offset by $38.7 million of proceeds from the maturities of restricted investments, net of purchases.

Net Cash Provided By Financing Activities

Included in financing activities are funds receivable for the benefit of members, which decreased approximately $112.3 million and $23.1 million during the six months ended June 30, 2012 and 2011, respectively. These funds represent reinsurance and low-income cost subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Contractual Obligations

In our 2011 Form 10-K, we reported our contractual obligations as of December 31, 2011. Since then, the Company entered into new operating lease agreements for additional office space in Tampa, Florida. Expected future cash payments under these leases as of June 30, 2012 are set forth below.

Payments due within:	(In millions)

Less than 1 year	$1.2
1 - 3 years	5.8
3 - 5 years	6.6
More than 5 years	5.0
$18.6

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

Premium Revenue Recognition

We receive premiums from CMS and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and state agencies throughout the term of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premiums receivable. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premiums receivable, including Medicaid receivables for obstetric deliveries and newborns (see “Medicaid” below) and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations.

We record adjustments to premium revenue based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for that member. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premiums receivable, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both state and federal governments. Our Medicaid segment generates revenue primarily from per member per month (“PMPM”) premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency’s analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and Ohio, we are eligible to receive supplemental payments for obstetric deliveries and newborns. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

Minimum Medical Expense Provisions

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in operations as reductions of premium.

MA

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member’s geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon a member’s health status as described under “Risk-Adjusted Premiums” below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in “PDP” below.

Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled. As a result, our CMS PMPM premiums may change materially, either favorably or unfavorably. The CMS risk-adjustment model pays more for MA members with predictably higher costs. Diagnosis data from inpatient and ambulatory treatment settings are used to calculate the risk-adjusted premiums we receive. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans generally at the beginning of the plan year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Because we are not privy to risk score data for members new to our plans in the current plan year, we make assumptions regarding these members’ risk scores in our models. Estimates of risk-adjusted premiums are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for MA risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Resulting changes in estimate are reflected in current operations as adjustments to premium revenue and could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and ultimately received.

Additionally, the data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required.

PDP

We offer Medicare Part D coverage on a stand-alone basis through our PDPs. PDP premiums received from CMS are also based upon contracts with CMS that have terms of one year and expire at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by CMS, and the balance is due from enrolled members. Payments received under the Medicare Part D program are described below.

Member Premium—We bill members for monthly premiums for which they are responsible based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums as previously disclosed.

CMS Direct Premium Subsidy—We receive a PMPM premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under “MA – Risk Adjusted Premiums”. As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot anticipate changes in our members’ risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although we have not historically experienced material adjustments, future adjustments could be material to our results of operations, financial position and cash flows.

Low-Income Premium Subsidy—For qualifying low-income subsidy (“LIS”) members, CMS pays for some or all of the LIS members’ monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses us for all or a portion of deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed PMPM amount and are determined based upon the plan year bid submitted to CMS.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed PMPM amount and are determined based upon the plan year bid submitted to CMS.

Coverage Gap Discount Subsidy—We receive monthly prospective payments from CMS for advancing gap coverage discounts at the point of sale. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. On a quarterly basis, CMS bills pharmaceutical manufacturers for discounts provided by us and pharmaceutical manufacturers remit payments for invoiced amounts directly to us. Subsequent prospective payments made to us by CMS are then reduced by these discount amounts billed to manufacturers. We do not have a history of adjustments for the coverage gap discount subsidy due to the 2011 implementation.

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenue or medical benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activities in our consolidated statements of cash flows. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies.

CMS Risk Corridor— Premiums received from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. Variances of more than 5% above the target amount result in additional payments by CMS to us. Variances of more than 5% below the target amount require us to refund amounts to CMS. We estimate the risk corridor receivable or payable throughout the year as if the annual contract were to terminate at the end of the reporting period and reflect any adjustments to premium in current operations. This estimate provides no consideration of future pharmacy claims experience, but does require us to consider factors that may not be certain, including membership, risk scores, prescription drug events, and rebates. Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of prior years’ risk corridor estimates.

Estimating Medical Benefits Payable and Medical Benefits Expense

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported (“IBNR”) medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include items such as preventative health and wellness, care management, case and disease management, and other quality improvement costs which are included in medical benefits expense, and other costs, such as utilization review services, network and provider credentialing and claims handling costs, which are recorded in selling, general, and administrative expenses.

Medical benefits payable is the most significant estimate included in the consolidated financial statements. We use a consistent methodology to record management’s best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes cases, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of June 30, 2012 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the six months ended June 30, 2012 were decreased by 1%, our net income would decrease by approximately $39.4 million. If the completion factors were increased by 1%, our net income would increase by approximately $38.4 million.

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

For the three months ended June 30, 2012, medical benefits expense was impacted by approximately $7.2 million of net unfavorable development related to prior periods, which includes approximately $19.4 million of favorable development related to prior fiscal years that was more than offset by $26.6 million of unfavorable development related to the first quarter of 2012. For the six months ended June 30, 2012, medical benefits expense was impacted by approximately $71.8 million of net favorable development related to prior years. For the three and six months ended June 30, 2011, medical benefits expense was impacted by approximately $67.1 million and $118.0 million, respectively, of net favorable development related to prior periods. The unfavorable development recognized in the three months ended June 30, 2012 relating to earlier periods in 2012 was primarily due to higher than expected medical services in our Medicaid segment, particularly in Kentucky, that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in all of our segments. The net favorable prior year and prior period development in 2011 was attributable to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Goodwill and Intangible Assets

We review goodwill and other intangible assets for potential impairment at least annually, or more frequently if events or changes in circumstances occur that may affect the estimated useful life or the recoverability of the remaining balance of goodwill or other intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate the potential impairment of goodwill and other intangible assets using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results. We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. An impairment loss is recognized for goodwill and intangible assets if the carrying value of such assets exceeds its fair value. We select the second quarter of each year for our annual goodwill potential impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. As of our most recent testing date in 2011, we have determined that the estimated fair value of the Medicaid reporting segment exceeded its carrying value. Based on our review at June 30, 2012, including consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Part I - Item 1 - Note 1 - "Organization, Basis of Presentation and Significant Accounting Policies", we determined that there was no impairment of recorded goodwill and intangible assets as of June 30, 2012.

Commitments and Contingencies

Based on the nature of our business, we are subject to regulatory reviews or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies and their reviews focus on numerous facets of our business, including claims payment practices, provider contracting, competitive practices, commission payments, privacy issues and utilization management practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to our business practices. We continue to be subject to such reviews, which may result in additional fines and/or sanctions being imposed or additional changes in our business practices.

We are also involved in other legal actions in the normal course of our business, including without limitation, wage and hour disputes, tax disputes, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue losses for such contingencies to the extent that we believe it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible the actual outcomes of legal actions may differ materially from our current estimates and may materially impact our results of operations, financial condition and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of June 30, 2012, we had cash and cash equivalents of $1,150.2 million, investments classified as current assets of $250.6 million, long-term investments of $88.0 million and restricted investments on deposit for licensure of $66.2 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2012, the fair value of our fixed income investments would decrease by approximately $2.9 million. Similarly, a 1% decrease in market interest rates at June 30, 2012 would increase the fair value of our investments by approximately $3.4 million.

Interest Rate Market Risk

We are exposed to changes in interest rates on our Credit Agreement, as amended, which is subject to variable interest rates dependent upon the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.25% per annum for Eurodollar Loans. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At June 30, 2012, a 100 basis point increase in assumed interest rates on our Credit Agreement would have an annual impact of $1.4 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at June 30, 2012 would decrease interest expense by $1.4 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For additional informational regarding legal proceedings against us, see Part I – Item 1 – Note 10 – “Commitments and Contingencies,” of this 2012 Form 10-Q.

Civil Division of the United States Department of Justice

On April 12, 2012, joint stipulations of dismissal were filed, resolving matters under investigation by the Civil Division of the U.S. Department of Justice and certain other federal and state enforcement agencies.  On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Deferred Prosecution Agreement

On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the “DPA”) entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the “USAO”), the Florida Attorney General's Office and us was terminated effective immediately. The criminal charges against us were dismissed on April 4, 2012. These actions acknowledge that we have fulfilled all of our obligations under the DPA.

Item 1A. Risk Factors.

        Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them.  The discussion in “Item 2. Forward Looking Statements” is incorporated herein by reference. Set forth below are material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2011 Form 10-K.

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

We believe The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”) will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain level of payments to us and other health plans under Medicare.

Provisions of the 2010 Acts will become effective over the next several years. Several departments within the federal government are responsible for issuing regulations and guidance on implementing the 2010 Acts.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate and modified the Medicaid expansion provisions to make the expansion optional for states. The governors of Florida, South Carolina, Louisiana, Texas and Mississippi have declared that their states will not participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the 2010 Acts or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In addition, the response of other companies to the 2010 Acts and adjustments to their offerings, if any, could have a meaningful impact in the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that regulations related to the 2010 Acts, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model to address this new tax, it may have a material adverse effect on our results of operations, financial position, and cash flows.

The 2010 Acts include a number of changes to the way MA plans will operate, such as:

●
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

●
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

●
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of certain quality performance measures (“Star Ratings”). Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three star plans for a three year period through 2014. In addition, in April 2012, CMS announced that Part C and Part D Medicare plans with an overall Star Rating of less than three stars for three consecutive years may be terminated at CMS’ discretion beginning on January 1, 2015. Notwithstanding successful efforts to improve our Star Ratings and other quality measures for 2012 and 2013 and the continuation of such efforts, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

●
Minimum MLRs. Beginning in 2014, the 2010 Acts require the establishment of a minimum medical loss ratio (minimum MLR) of 85% for the amount of premiums to be expended on medical benefits for MA plans. In November 2010 and December 2011, the Department of Health and Human Services (“HHS”) issued rules clarifying the definitions and minimum MLR requirements for certain commercial health plans, but has not issued rules or guidance specific to MA plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR ratio, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR ratio. MLR is determined by adding a plan's total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). However, there can be no assurance that CMS will interpret the minimum MLR requirement in the same manner for MA plans. Although HHS has not issued specific guidance regarding the minimum loss ratio provision that is specific to MA plans, we are currently assessing the guidance issued for commercial plans in order to estimate which of our administrative costs might be considered to be quality improvement costs and be included as expense in the calculation.

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

The 2010 Acts also include an annual assessment on the health insurance industry beginning in 2014. The legislation anticipates that the $8 billion health insurance industry assessment will increase in subsequent years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended June 30, 2012, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 through April 30, 2012	107	$62.53	N/A	N/A
May 1, 2012 through May 31, 2012	89	$55.60	N/A	N/A
June 1, 2012 through June 30, 2012	98	$53.77	N/A	N/A
Total during quarter ended June 30, 2012	294	$57.79	N/A	N/A

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

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our Credit Agreement prohibits us from declaring or paying any cash dividends.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

        As previously disclosed in our Form 10-Q for the quarter ended March 31, 2012, on January 1, 2012, we adopted ASU 2011-05, “Presentation of Comprehensive Income,” and ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which amended guidance on the presentation of comprehensive income. This amended guidance eliminated the presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present the components of other comprehensive income in a single continuous statement of comprehensive income. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

        We have applied the guidance retrospectively for all periods previously presented in our 2011 Form 10-K. The consolidated statements of comprehensive income as presented below represent the retrospective application of ASU 2011-05, as revised by ASU 2011-12 for each of the fiscal years ended December 31, 2011, 2010 and 2009 and should be read in conjunction with our consolidated financial statements and the related notes included in our 2011 Form 10-K.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Premium	$6,098,130	$5,430,190	$6,867,252
Investment and other income	8,738	10,035	10,912
Total revenues	6,106,868	5,440,225	6,878,164
Expenses:
Medical benefits	4,872,071	4,536,631	5,862,457
Selling, general and administrative	718,003	895,894	805,238
Medicaid premium taxes	76,163	56,374	91,026
Depreciation and amortization	26,454	23,946	23,336
Interest	6,510	229	3,087
Total expenses	5,699,201	5,513,074	6,785,144
Income (loss) from operations	407,667	(72,849)	93,020
Gain on repurchase of subordinated notes	10,807	—	—
Income (loss) before income taxes	418,474	(72,849)	93,020
Income tax expense (benefit)	154,228	(19,449)	53,149
Net income (loss)	264,246	(53,400)	39,871

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	959	1,317	2,595
Income tax expense related to other comprehensive income	411	507	1,953
Other comprehensive income, net of tax	548	810	642
Comprehensive income (loss)	$264,794	$(52,590)	$40,513

Net income (loss) per share:
Basic net income per share	$6.17	$(1.26)	$0.95
Diluted net income per share	$6.10	$(1.26)	$0.95

Weighted average common shares outstanding:
Weighted average number of common shares outstanding — basic	42,817,466	42,365,061	41,823,497
Weighted average number of common shares outstanding — diluted	43,328,756	42,365,061	42,150,777

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 56 hereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 3, 2012.

WELLCARE HEALTH PLANS, INC.

By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

incorporated by reference
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number

2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Amendment No. 8 to Contract FA904 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. †
10.2	Amendment No. 10 to Contract FA905 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase †
10.3	Amendment No. 11 to Contract FA905 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase †
10.4	Amendment No. 2 to Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the Florida Agency for Health Care Administration †
10.5	Contract FA967 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc.	8-K	July 2, 2012	10.1
10.6	Contract XT220 between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc. d/b/a HealthEase	8-K	July 13, 2012	10.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††

† Filed herewith
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.