Form 10-Q
period 2012-09-30
WELLCARE HEALTH PLANS, INC.
filed 2012-10-31
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
(Zip Code)
(813) 290-6200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2012 there were 43,201,005 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premium	$1,816,377	$1,541,926	$5,414,131	$4,499,686
Investment and other income	2,018	2,433	6,772	7,050
Total revenues	1,818,395	1,544,359	5,420,903	4,506,736

Expenses:
Medical benefits	1,549,456	1,214,822	4,617,411	3,680,145
Selling, general and administrative	176,797	160,591	497,493	458,612
Medicaid premium taxes	20,581	18,869	61,048	55,838
Depreciation and amortization	8,193	6,453	22,704	19,824
Interest	1,016	3,648	3,163	3,823
Total expenses	1,756,043	1,404,383	5,201,819	4,218,242
Income before income taxes	62,352	139,976	219,084	288,494
Income tax expense	24,065	51,721	83,123	109,309
Net income	38,287	88,255	135,961	179,185

Other comprehensive income (loss), before tax:
Change in net unrealized gains and losses on available-for-sale securities	490	(51)	1,746	775
Income tax expense (benefit) related to other comprehensive income (loss)	182	(19)	646	293
Other comprehensive income (loss), net of tax	308	(32)	1,100	482
Comprehensive income	$38,595	$88,223	$137,061	$179,667

Net income per common share:
Basic net income per share	$0.89	$2.06	$3.16	$4.19
Diluted net income per share	$0.87	$2.03	$3.11	$4.14

Weighted average common shares outstanding:
Basic	43,149,455	42,887,381	43,070,113	42,757,476
Diluted	43,844,223	43,424,414	43,785,424	43,285,969

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,062,340	$1,325,098
Investments	209,798	198,569
Premiums receivable, net	393,508	217,509
Pharmacy rebates receivable, net	121,979	109,933
Funds receivable for the benefit of members	219,967	162,745
Income taxes receivable	39,920	20,655
Prepaid expenses and other current assets, net	67,744	63,053
Deferred income tax asset	27,937	22,332
Total current assets	2,143,193	2,119,894

Property, equipment and capitalized software, net	123,875	98,238
Goodwill	111,131	111,131
Other intangible assets, net	8,506	9,896
Long-term investments	87,797	83,019
Restricted investments	66,805	60,663
Other assets	2,480	5,270
Total Assets	$2,543,787	$2,488,111

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$671,187	$744,821
Unearned premiums	141	164
Accounts payable	8,802	3,294
Other accrued expenses and liabilities	197,036	215,817
Current portion of amount payable related to investigation resolution	37,016	49,557
Current portion of long-term debt	15,000	11,250
Other payables to government partners	118,409	98,237
Total current liabilities	1,047,591	1,123,140

Deferred income tax liability	22,573	1,026
Amount payable related to investigation resolution	67,642	101,705
Long-term debt	123,750	135,000
Other liabilities	8,931	10,394
Total liabilities	1,270,487	1,371,265

Commitments and contingencies (see Note 10)	—	—

WELLCARE HEALTH PLANS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share data) - Continued

	September 30, 2012	December 31, 2011
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,199,188 and 42,848,798 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	431	429
Paid-in capital	468,211	448,820
Retained earnings	805,319	669,358
Accumulated other comprehensive loss	(661)	(1,761)
Total stockholders' equity	1,273,300	1,116,846
Total Liabilities and Stockholders' Equity	$2,543,787	$2,488,111

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	42,848,798	$429	$448,820	$669,358	$(1,761)	$1,116,846
Common stock issued for stock options	232,841	2	9,225	—	—	9,227
Purchase of treasury stock	(8,570)	(1)	(6,343)	—	—	(6,344)
Vesting of restricted stock grants and restricted share units, net of forfeitures	126,119	1	7,233	—	—	7,234
Other equity-based compensation expense	—	—	6,300	—	—	6,300
Incremental tax benefit from option exercises	—	—	2,976	—	—	2,976
Comprehensive income	—	—	—	135,961	1,100	137,061
Balance at September 30, 2012	43,199,188	$431	$468,211	$805,319	$(661)	$1,273,300

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash (used in) provided by operating activities:
Net income	$135,961	$179,185
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,704	19,824
Equity-based compensation expense	13,534	13,160
Incremental tax benefit from equity-based compensation	(3,666)	(2,518)
Deferred taxes, net	15,296	27,032
Provision for doubtful receivables	10,272	8,310
Changes in operating accounts:
Premiums receivable, net	(184,632)	(104,340)
Pharmacy rebates receivable, net	(12,046)	(5,182)
Prepaid expenses and other current assets, net	(6,162)	(20,050)
Medical benefits payable	(73,634)	14,112
Unearned premiums	(23)	208,374
Accounts payable and other accrued expenses	(11,895)	(2,967)
Other payables to government partners	20,172	30,067
Amount payable related to investigation resolution	(46,604)	(80,749)
Income taxes receivable/payable, net	(16,289)	36,995
Other, net	2,618	(2,240)
Net cash (used in) provided by operating activities	(134,394)	319,013

Cash used in investing activities:
Purchases of investments	(357,214)	(332,934)
Proceeds from sale and maturities of investments	342,963	208,758
Purchases of restricted investments	(30,973)	(26,118)
Proceeds from maturities of restricted investments	24,821	68,712
Additions to property, equipment and capitalized software, net	(47,665)	(30,773)
Net cash used in investing activities	(68,068)	(112,355)

Cash (used in) provided by financing activities:
Proceeds from debt, net of financing costs paid	(585)	147,747
Proceeds from option exercises and other	9,227	4,624
Incremental tax benefit from equity-based compensation	3,666	2,518
Purchase of treasury stock	(6,344)	(3,538)
Payments on debt	(7,500)	(1,875)
Payments on capital leases	(1,538)	(2,006)
Funds (paid) received for the benefit of members, net	(57,222)	74,057
Net cash (used in) provided by financing activities	(60,296)	221,527

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands) - Continued

	For the Nine Months Ended September 30,
	2012	2011
(Decrease) increase in cash and cash equivalents	(262,758)	428,185
Balance at beginning of period	1,325,098	1,359,548
Balance at end of period	$1,062,340	$1,787,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$100,010	$46,109
Cash paid for interest	$2,707	$697
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$1,898	$1,896
Issuance of subordinated notes	$—	$112,500

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc., (the "Company," "we," "us," or "our"), provides managed care services exclusively to government-sponsored health care programs. The Company was formed as a Delaware limited liability company in May 2002 to acquire our Florida, New York and Connecticut health plans. The acquisition of the health plans was completed through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, the limited liability company was merged into a Delaware corporation and we changed our name to WellCare Health Plans, Inc.

As of September 30, 2012, we served approximately 2,561,000 members. During the nine months ended September 30, 2012, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio through our licensed subsidiaries. We also operated Medicare Advantage ("MA") coordinated care plans ("CCPs"), administered through our health maintenance organization ("HMO") and insurance subsidiaries, in Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia.

Our Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period. We currently estimate that the transfer of our Ohio Medicaid members to other plans should be substantially complete in the first quarter of 2013, but it may extend through June 30, 2013. The Ohio Medicaid contract accounted for approximately 106,000, or 4.1% of our consolidated membership as of September 30, 2012 and approximately $198,487, or 3.7%, of our consolidated premium revenue, net of premium taxes, for the nine months ended September 30, 2012. The Missouri Medicaid contract accounted for approximately $20,499, or 0.4% of our consolidated premium revenue, net of premium taxes, for the nine months ended September 30, 2012.

In August 2012, we entered into an agreement to acquire all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. of California ("Easy Choice"). As of October 2012, Easy Choice served approximately 36,000 MA plan members in the Los Angeles, Orange, Riverside, and San Bernardino Counties in Southern California. The Easy Choice acquisition would provide us with a presence in a new and attractive market and a platform for meaningful growth in the western United States. We expect the acquisition transaction to close in the fourth quarter of 2012.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2012. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Certain items in the accompanying consolidated financial statements have been reclassified from their prior year classifications to conform to our current year presentation. These reclassifications had no effect on stockholders' equity, net income or comprehensive income as previously reported. Effective January 1, 2012, we reclassified to medical benefits expense certain costs related to quality improvement activities that were formerly reported in selling, general and administrative expenses. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") and include:

●  preventive health and wellness and care management;
●  case and disease management;
●  health plan accreditation costs;
●  provider education and incentives for closing care gaps;
●  health risk assessments and member outreach; and
●  information technology costs related to the above activities.

The reclassification of these quality improvement costs impacted previously-reported medical benefits expense, by reportable segment, and selling, general and administrative expenses for the three and nine months ended September 30, 2011 as follows:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted	Previously Reported	Amounts Reclassified	As Adjusted
Medical benefits expense:
Medicaid	$696,047	$12,292	$708,339	$2,047,447	$36,649	$2,084,096
MA	304,649	4,132	308,781	879,744	13,597	893,341
PDP	196,312	1,390	197,702	699,151	3,557	702,708
Total medical benefits expense	$1,197,008	$17,814	$1,214,822	$3,626,342	$53,803	$3,680,145
Selling, general and administrative expenses	$178,405	$(17,814)	$160,591	$512,415	$(53,803)	$458,612

The reclassification of quality improvement costs increased our consolidated medical benefits expense and correspondingly decreased our consolidated selling, general and administrative expenses by approximately $75,896, $57,906 and $52,693 for the years ended December 31, 2011, 2010 and 2009, respectively.

Significant Accounting Policies

Premium Revenue Recognition and Premiums Receivable

We receive premiums from the Centers for Medicare & Medicaid Services ("CMS") and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and state agencies throughout the terms of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period or each state's fiscal year.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premiums receivable. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premiums receivable, including Medicaid receivables for obstetric deliveries and newborns (see "Medicaid" below) and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations. The allowance for uncollectible premiums receivable was approximately $13,573 and $10,367 at September 30, 2012 and December 31, 2011, respectively.

We record adjustments to premium revenue based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We continue to work with the Georgia Department of Community Health (the “Georgia DCH”) on retroactive premium adjustments related to a reconciliation of duplicate member records dating back to the beginning of the program in 2006. As a result of this activity, we revised our previous estimate for additional premium revenue receivable related to a previous settlement negotiated with the Georgia DCH in 2011. Recently, the settlement was partially disallowed by CMS and we recorded a related reduction of premium revenue of approximately $17,700 during the three months ended September 30, 2012. The settlement resolved issues with certain premium payments that covered the period from the inception of the program through the settlement, and resulted from a comprehensive review and negotiation involving the three health plans that operate in the program. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premiums receivable, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Our Medicaid segment generates revenue primarily from per member per month ("PMPM") premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In Georgia, Illinois, New York and Ohio, we are eligible to receive supplemental payments for obstetric deliveries and newborns. In Missouri, we earned supplemental payments for obstetric deliveries and newborns through the expiration of our contract on June 30, 2012. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

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

MA

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon a member's health status as described under "Risk-Adjusted Premiums" below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in "PDP" below.

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

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Because we are not privy to risk score data for members new to our plans in the current plan year, our models include assumptions regarding these members' risk scores . Estimates of risk-adjusted premiums are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for MA risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Resulting changes in estimates are reflected in current operations as adjustments to premium revenue and could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and ultimately received. MA risk-adjusted premiums receivable of $42,285 and $35,772 as of September 30, 2012 and December 31, 2011, respectively, are included in premiums receivable, net, in the accompanying consolidated balance sheets.

Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

PDP

We offer Medicare Part D coverage on a stand-alone basis through our PDPs. PDP premiums received from CMS are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by CMS, and the balance is due from enrolled members. Payments received under the Medicare Part D program are described below.

Member Premium—We bill members for monthly premiums for which they are responsible based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums.

CMS Direct Premium Subsidy—We receive a PMPM premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under "MA – Risk Adjusted Premiums". As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot fully anticipate changes in our members' risk scores. Changes in our estimates of CMS premiums related to risk score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. PDP risk -adjusted premiums receivable of $3,633 and $5,394 as of September 30, 2012 and December 31, 2011, respectively, are included in premiums receivable, net, in the accompanying consolidated balance sheets. Although we have not historically experienced material adjustments, future adjustments could be material to our results of operations, financial position and cash flows.

Low-Income Premium Subsidy—For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

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

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low-income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenue or medical benefits expense, but are reported on a net basis as funds receivable/funds held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activities in our consolidated statements of cash flows. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. We do not have a history of adjustments for the coverage gap discount subsidy as the 2011 plan year, which was the year CMS implemented the coverage gap discount subsidy, has not yet been settled by CMS.

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

Medical Benefits and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported ("IBNR") medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR, and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable, net in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs such as preventive health and wellness, care management, case and disease management, and other quality improvement costs, are included in medical benefits expense. Other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

Medical benefits payable is the most significant estimate included in our consolidated financial statements. We use a consistent methodology to record management's best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. Differences between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

After determining an estimate of the base reserve, actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If such a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for moderately adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR reserve and is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, when a portion of the development related to the prior year incurred claims is offset by an increase determined to address moderately adverse conditions for the current year incurred claims, we do not consider that development amount as having any impact on net income during the period. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

For the three months ended September 30, 2012, medical benefits expense was impacted by approximately $15,377 of net unfavorable development related to prior periods, which includes approximately $23,295 of unfavorable development related to the first half of 2012, partially offset by $7,918 of favorable development related to prior fiscal years.  For the nine months ended September 30, 2012, medical benefits expense was impacted by approximately $79,708 of net favorable development related to prior years. For the three and nine months ended September 30, 2011, medical benefits expense was impacted by approximately $36,731 and $154,757, respectively, of net favorable development related to prior periods. The unfavorable development recognized in the three months ended September 30, 2012 relating to earlier periods in 2012 was primarily due to higher than expected medical services in our Medicaid segment, particularly in Kentucky, that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in all of our segments. The net favorable prior year and prior period development in 2011 was attributable to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Medicaid Premium Taxes

Certain state agencies place an assessment or tax on Medicaid premiums, which is included in the premium rates established in the Medicaid contracts with each applicable state agency and is also recognized as an expense in the period in which the applicable premiums are earned. For the nine months ended September 30, 2012 and 2011, we were assessed and remitted taxes on premiums in Georgia, Hawaii, New York and Ohio. In Missouri, we were assessed and remitted taxes on premiums through the expiration of our contract on June 30, 2012.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. The first step is to determine the fair value of the reporting unit using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We select the second quarter of each year for our annual goodwill impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, and our review at September 30, 2012, we determined that the fair value of our Medicaid reporting unit is more likely than not greater than the carrying value as of September 30, 2012. Our review included consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Note 1.

Equity-Based Employee Compensation

The Compensation Committee of our Board of Directors (the "Compensation Committee") provides for the award of certain equity-based compensation under our 2004 Equity Incentive Plan, including stock options, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). Equity-based compensation expense is calculated based on awards ultimately expected to vest and has been adjusted to reflect our current estimate of forfeitures. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures.

Compensation cost for stock options, restricted stock and RSUs is estimated based on the fair value at the time of grant and is recognized as expense over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For restricted stock and RSUs, the grant date fair value is based on the closing price of our common stock on the grant date.

PSUs generally cliff-vest approximately three years from the grant date based on the achievement of certain financial and quality-based performance goals set by the Compensation Committee over the performance period and conditioned on the employee's continued service through the vest date. The actual number of common stock shares earned upon vesting will range from zero shares to 150% of the target award amount as determined by the Compensation Committee at its sole discretion. As a result of the subjective nature of the PSUs, a mutual understanding of the key terms and conditions does not exist for accounting purposes and, accordingly, these awards do not have an accounting grant date. The PSUs ultimately expected to vest are recognized as expense over the requisite service period based on the estimated progress made towards the achievement of the pre-determined performance measures, as well as subsequent changes in the market price of our common stock.

Fair values of MSUs at grant date are measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at 150%. If our common stock price declines by more than 50%, no shares are earned by the recipient.

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

We participate in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 tax year. The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," and in December 2011 also issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which amended guidance on the presentation of comprehensive income. This amended guidance eliminates one of the presentation options previously provided, which was to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, and requires utilization of one of two optional methods. An entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and have applied it retrospectively for all periods presented. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other." This guidance allows a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which allows an entity to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance effective January 1, 2013. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update to the Accounting Standards Codification addresses accounting for the annual fees mandated by the 2010 Acts. The 2010 Acts impose an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

2. SEGMENT REPORTING

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the Company's decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid, MA and PDP.

Medicaid

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP"), and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Medicaid premium revenue attributable to Florida and Georgia each individually accounts for 10% or more of our consolidated premium revenue, net of premium tax. Florida Medicaid premium revenue, net of premium tax, was 13.5% and 13.2%, respectively, of consolidated premium revenue, net of premium tax, for the three and nine month periods ended September 30, 2012, and was 14.7% and 14.9%, respectively, of consolidated premium revenue, net of premium tax, for the three and nine month periods ended September 30, 2011. Georgia Medicaid premium revenue, net of premium tax, was 19.4% and 20.1%, respectively, of consolidated premium revenue, net of premium tax, for the three and nine month periods ended September 30, 2012, and was 25.4% and 24.4%, respectively, of consolidated premium revenue, net of premium tax, for the three and nine month periods ended September 30, 2011.

Our Florida Medicaid contracts expired on August 31, 2012. The state renewed our Florida Medicaid contracts for an interim period beginning September 1, 2012 through August 31, 2015. This contract term may be superseded by the implementation of a reform of the statewide Medicaid Managed Care program (the "Medicaid Reform Program"). We expect the state to publish a request for proposals in the first quarter of 2013 for participation in the Medicaid Reform Program for a five-year contract term; however, the implementation date of the Medicaid Reform Program is uncertain.

Our current Florida CHIP contract ("Healthy Kids") expired on September 30, 2012. The Florida Healthy Kids Corporation (“FHKC”) renewed our contract on October 1, 2012. The new contract term expires on September 30, 2014, but may be extended for up to two additional one-year terms at FHKC's option.

Our Georgia Medicaid contract provides for two one-year renewal options exercisable by the Georgia Department of Community Health (the "Georgia DCH"). The Georgia DCH exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and the remaining renewal option potentially extends the contract through June 30, 2014. The Georgia DCH also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, that could potentially extend the contract term to June 30, 2016.

MA

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA segment consists of our MA CCPs, which are administered through our HMOs and insurance subsidiaries and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans.

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

Summary of Financial Information

We allocate goodwill, but no other assets, liabilities, investments and other income or expenses to our reportable operating segments, as these are not reviewed separately by the Company's decision-makers. The primary measures used by the Company's decision-makers in evaluating the performance of our reportable operating segments include premium revenue, medical benefits expense and gross margin. A summary of financial information for our reportable operating segments through the gross margin level, including the reclassification of prior year medical benefits expense by reportable segment as discussed in Note 1, and a reconciliation to income before income taxes, is presented in the tables below.

	For the Three Months Ended September 30,
	2012		2011
		Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$1,096,929	$899,709	$—	$899,709
MA	470,756	376,597	—	376,597
PDP	248,692	265,620	—	265,620
Total premium revenue	1,816,377	1,541,926	—	1,541,926
Medical benefits expense:
Medicaid	980,016	696,047	12,292	708,339
MA	408,654	304,649	4,132	308,781
PDP	160,786	196,312	1,390	197,702
Total medical benefits expense	1,549,456	1,197,008	17,814	1,214,822
Gross margin:
Medicaid	116,913	203,662	(12,292)	191,370
MA	62,102	71,948	(4,132)	67,816
PDP	87,906	69,308	(1,390)	67,918
Total gross margin	266,921	344,918	(17,814)	327,104
Investment and other income	2,018	2,433	—	2,433
Other expenses	(206,587)	(207,375)	17,814	(189,561)
Income before income taxes	$62,352	$139,976	$—	$139,976

	For the Nine Months Ended September 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$3,269,010	$2,598,937	$—	$2,598,937
MA	1,364,505	1,097,015	—	1,097,015
PDP	780,616	803,734	—	803,734
Total premium revenue	5,414,131	4,499,686	—	4,499,686
Medical benefits expense:
Medicaid	2,844,469	2,047,447	36,649	2,084,096
MA	1,133,448	879,744	13,597	893,341
PDP	639,494	699,151	3,557	702,708
Total medical benefits expense	4,617,411	3,626,342	53,803	3,680,145
Gross margin:
Medicaid	424,541	551,490	(36,649)	514,841
MA	231,057	217,271	(13,597)	203,674
PDP	141,122	104,583	(3,557)	101,026
Total gross margin	796,720	873,344	(53,803)	819,541
Investment and other income	6,772	7,050	—	7,050
Other expenses	(584,408)	(591,900)	53,803	(538,097)
Income before income taxes	$219,084	$288,494	$—	$288,494

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding — basic	43,149,455	42,887,381	43,070,113	42,757,476
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock units and performance stock units	508,383	334,613	507,200	338,947
Stock options	186,385	202,420	208,111	189,546
Weighted-average common shares outstanding — diluted	43,844,223	43,424,414	43,785,424	43,285,969
Anti-dilutive stock options and restricted stock awards excluded from computation	—	87,132	—	100,568

4. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Corporate debt and other securities	$32,360	$22	$(1)	$32,381
Money market funds	9,513	—	—	9,513
Municipal securities	91,657	24	(32)	91,649
Variable rate bond fund	75,000	851	—	75,851
U.S. government securities	400	4	—	404
	$208,930	$901	$(33)	$209,798
December 31, 2011
Certificates of deposit	$12,401	$2	$(2)	$12,401
Corporate debt and other securities	27,364	13	(5)	27,372
Money market funds	41,720	—	—	41,720
Municipal securities	66,736	15	(27)	66,724
Variable rate bond fund	50,000	—	(55)	49,945
U.S. government securities	399	8	—	407
	$198,620	$38	$(89)	$198,569

We are not exposed to any significant concentration of credit risk in our short-term fixed maturities portfolio.

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, long-term investments are set forth in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Auction rate securities	$34,150	$—	$(2,017)	$32,133
Corporate debt and other securities	21,450	39	(87)	21,402
Municipal securities	15,612	21	(5)	15,628
U.S. government securities	18,500	134	—	18,634
	$89,712	$194	$(2,109)	$87,797
December 31, 2011
Auction rate securities	$34,950	$—	$(2,551)	$32,399
Certificates of deposit	5,000	3	—	5,003
Corporate debt and other securities	13,340	7	(356)	12,991
U.S. government securities	32,481	153	(8)	32,626
	$85,771	$163	$(2,915)	$83,019

Recorded net gains on sales or redemptions of investments were $58 for the nine months ended September 30, 2012 and are included in investment and other income in the accompanying consolidated income statements.

Contractual maturities of available-for-sale long-term investments at September 30, 2012 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32,133	$—	$—	$—	$32,133
Corporate debt and other securities	21,402	—	16,980	—	4,422
Municipal securities	15,628	—	15,628	—	—
U.S. government securities	18,634	—	18,634	—	—
	$87,797	$—	$51,242	$—	$36,555

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities, which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The auction rate securities carry investment grade credit ratings but are believed to be in an inactive market. During the nine months ended September 30, 2012, we redeemed $800 auction rate securities at par. We have not realized any losses associated with selling or redeeming our auction rate securities during the nine months ended September 30, 2012.

5. RESTRICTED INVESTMENTS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies and certain of our state contracts require the issuance of surety bonds. Additionally, at December 31, 2011, our surety bonds required collateral deposits of cash, cash equivalents or securities. As of September 30, 2012, all securities within restricted investments had contractual maturities of one year or less. However, due to the nature of the states’ requirements, these assets are classified as long-term regardless of their contractual maturity dates.

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of these restricted investment securities are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Money market funds	$18,631	$—	$—	$18,631
Cash	29,171	—	—	29,171
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	17,954	1	(3)	17,952
	$66,807	$1	$(3)	$66,805
December 31, 2011
Money market funds	$18,897	$—	$—	$18,897
Cash	25,864	—	—	25,864
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,843	9	(1)	14,851
	$60,655	$9	$(1)	$60,663

No realized gains or losses were recorded on restricted investments for the nine months ended September 30, 2012.

6. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $3,992 and $13,534 for the three and nine months ended September 30, 2012, respectively, and $3,285 and $13,160 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was $18,828 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years.

A summary of stock option activity for the nine months ended September 30, 2012, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of September 30, 2012, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2012	693,288	$26.94
Granted	—	—
Exercised	(241,017)	28.36
Forfeited and expired	(3,319)	25.44
Outstanding as of September 30, 2012	448,952	26.19	$13,629	2.8
Exercisable as of September 30, 2012	443,077	26.29	$13,406	2.8
Vested and expected to vest as of September 30, 2012	448,952	26.19	$13,629	2.8

A summary of restricted stock and RSU activity for the nine months ended September 30, 2012 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	396,924	$33.19
Granted	140,353	61.77
Vested	(211,054)	33.98
Forfeited and expired	(41,906)	42.07
Outstanding as of September 30, 2012	284,317	45.40

A summary of PSU activity for the nine months ended September 30, 2012 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	286,894	$35.65
Granted	190,600	63.27
Vested	—	—
Forfeited and expired	(39,748)	45.42
Outstanding as of September 30, 2012	437,746	46.79

A summary of our MSU activity for the nine months ended September 30, 2012 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	—	$—
Granted	66,787	75.25
Vested	—	—
Forfeited and expired	(4,290)	75.21
Outstanding as of September 30, 2012	62,497	75.26

7. DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement, amended on July 20, 2012 (the "Amended Credit Agreement"), that provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. Upon closing, we borrowed $150,000 pursuant to the term loan facility. A balance of $138,750 remains outstanding under the Amended Credit Agreement at September 30, 2012, including a current portion of $15,000.

Our term loan bears interest at 1.94% as of September 30, 2012. Under the Amended Credit Agreement, loans designated by us at the time of borrowing as Alternate Base Rate ("ABR") Loans that are outstanding under the credit facility bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate ("Adjusted LIBOR") for a 1-month interest period on such day plus 1% plus (ii) the applicable margin. Loans designated by us at the time of borrowing as "Eurodollar Loans" that are outstanding under the credit facility bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The "applicable margin" means a percentage ranging from 0.50% to 2.25% per annum for ABR Loans and a percentage ranging from 1.50% to 3.25% per annum for Eurodollar Loans, depending upon our ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Amended Credit Agreement (our "Cash Flow Leverage Ratio").

Unutilized commitments under the Amended Credit Agreement are subject to a fee of 0.25% to 0.50% depending upon our Cash Flow Leverage Ratio. The commitment fees on the unutilized revolving credit facility and interest on borrowings under the term loan were $306 and $2,309, respectively, for a total interest expense under the Amended Credit Agreement of $2,615 for the nine months ended September 30, 2012. Interest on the term loan is payable based on the LIBOR election period, which ranges from a period of one to six months based upon our election, with interest on the unutilized commitment payable quarterly. As of September 30, 2012, interest payable for the term loan was $281.

We incurred $3,112 of debt issuance costs that have been deferred and are amortized over the life of the Amended Credit Agreement using the straight-line method. Amortization expense of debt issuance costs for the three and nine months ended September 30, 2012 was $170 and $442, respectively. Amortization expense of debt issuance costs for the three and nine months ended September 30, 2011 was $90. The short-term amount of debt issuance costs is included in prepaid expenses and other current assets and the long-term portion is included in other assets in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

The Amended Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. However, we are permitted to incur additional senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. In addition, the Amended Credit Agreement also includes certain financial covenants that require (a) a Cash Flow Leverage Ratio of not more than 2.75 times; (b) a minimum fixed charge coverage ratio of 3.00 times; (c) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (d) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the U.S. Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Note 10, Commitments and Contingencies – Government Investigations.

The Amended Credit Agreement also contains customary representations and warranties and events of default. The payment of outstanding principal under the Amended Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default of payment or other performance obligations or our failure to comply with financial or other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Amended Credit Agreement.

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

Assets and liabilities measured at fair value at September 30, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,133	$—	$—	$32,133
Corporate debt securities	49,361	—	49,361	—
Asset backed securities	4,422	—	4,422	—
Money market funds	9,513	9,513	—	—
Municipal securities	107,277	—	107,277	—
Variable rate bond fund	75,851	75,851	—	—
U.S. government securities	19,038	19,038	—	—
Total investments	$297,595	$104,402	$161,060	$32,133
Restricted investments:
Money market funds	$18,631	$18,631	$—	$—
Cash	29,171	29,171	—	—
Certificates of deposit	1,051		1,051	—
U.S. government securities	17,952	17,952	—	—
Total restricted investments	$66,805	$65,754	$1,051	$—
Amounts accrued related to investigation resolution	$104,658	$—	$104,658	$—

Assets and liabilities measured at fair value at December 31, 2011 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,399	$—	$—	$32,399
Certificates of deposit	17,404	—	17,404	—
Corporate debt securities	28,716	—	28,716	—
Commercial paper	1,999	—	1,999	—
Asset backed securities	9,648	—	9,648	—
Money market funds	41,720	41,720	—	—
Municipal securities	66,724	—	66,724	—
Variable rate bond fund	49,945	49,945	—	—
U.S. government securities	33,033	33,033	—	—
Total investments	$281,588	$124,698	$124,491	$32,399
Restricted investments:
Money market funds	$18,897	$18,897	$—	$—
Cash	25,864	25,864	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,851	14,851	—	—
Total restricted investments	$60,663	$59,612	$1,051	$—
Amounts accrued related to investigation resolution	$151,262	$—	$151,262	$—

The carrying value of our long-term debt was $138,750 at September 30, 2012 and $146,250 at December 31, 2011. Based on a discounted cash flow analysis, the approximate fair value of our long-term debt was $135,028 at September 30, 2012 and $141,810 at December 31, 2011.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the nine months ended September 30, 2012.

Balance as of January 1, 2012	$32,399
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	534
Purchases, sales and redemptions	(800)
Net transfers in or (out) of Level 3	—
Balance as of September 30, 2012	$32,133

As a result of the increase in the fair value of our investments in auction rate securities, we recorded an unrealized gain of $534, excluding income taxes, to accumulated other comprehensive loss during the nine months ended September 30, 2012. The decrease in net unrealized losses was driven by an improvement in the municipal bond market.

9. INCOME TAXES

Our effective income tax rate was 38.6% and 37.9% for the three and nine months ended September 30, 2012, respectively, compared to 37.0% and 37.9% for the same periods in the prior year. The effective tax rate for the three months ended September 30, 2011 was lower than the effective tax rate for the three months ended September 30, 2012 as the 2011 rate was lowered by changes in estimated non-deductible amounts associated with investigation-related litigation. The effective tax rate for the nine months ended September 30, 2012 was comparable to the same period in 2011. In 2012, a decrease in the prevailing state income tax rate lowered the effective rate, but was offset by the settlement of a state tax matter which increased the effective rate. The impact from changes in estimated non-deductible amounts associated with investigation-related litigation lowered the effective rate for 2012 and thus was comparable to the same period in 2011.

10. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137,500 over 36 months plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34,375, and related interest, was $104,658 at September 30, 2012, of which 37,016 and 67,642 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of September 30, 2012.

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

Deferred Prosecution Agreement

On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the "DPA") entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the "USAO"), the Florida Attorney General's Office and us was terminated, effective immediately. The criminal charges against us were dismissed on April 4, 2012. These actions acknowledge that we have fulfilled all of our obligations under the DPA.

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. First, it provides that if, within three years following the date of the Stipulation Agreement, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we will pay to the class an additional $25,000. Second, the Stipulation Agreement provides that we will pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday as a result of claims arising from the same facts and circumstances that gave rise to the consolidated securities class action.

Corporate Integrity Agreement

WellCare is operating under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years from its effective date of April 26, 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2012 ("2012 Form 10-Q") that are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the section of this 2012 Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K") and in Part II, Item 1A of this 2012 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of managed care services to government-sponsored health care programs, serving approximately 2.6 million members nationwide as of September 30, 2012. We operate exclusively within the Medicare and Medicaid programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. Our primary mission is to help our government customers deliver cost-effective health care solutions, while improving health care quality and access to these programs. We are committed to operating our business in a manner that serves our key constituents – members, providers, government clients, and associates – while delivering competitive returns for our investors.

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

•
In October 2012, we entered into an agreement to acquire UnitedHealthcare's Medicaid business in South Carolina, which, as of October 2012, served approximately 65,000 members in South Carolina's Healthy Connections Choices program across 39 of the state's 46 counties.

•
In August 2012, we entered into an agreement to acquire all outstanding interests in America's 1st Choice California Holdings, LLC, which is the majority shareholder of Easy Choice Health Plan, Inc. of California ("Easy Choice"). As of October 2012, Easy Choice served approximately 36,000 Medicare Advantage ("MA") plan members in Los Angeles, Orange, Riverside, and San Bernardino Counties in southern California. This includes approximately 12,000 MA dual special needs plan ("D-SNP") members, making Easy Choice one of the largest D-SNPs in Los Angeles County. Easy Choice will increase its 2013 service area to 11 California counties, including the San Diego area and five counties in northern California. More than 60% of California's 5 million Medicare eligibles reside in these counties. In addition, in 2013, Easy Choice anticipates offering MA chronic condition special needs plans in five of the 11 counties in its service area. The Easy Choice acquisition will provide us with a presence in a new and attractive market, and will give us a platform for meaningful growth in the western United States across our complementary range of lines of business. Additionally, Easy Choice's position with D-SNPs dovetails with our strategy to focus on this population.

•
We were recently awarded a contract by the Commonwealth of Kentucky to coordinate physical, behavioral and dental care for a total of approximately 170,000 Medicaid eligible beneficiaries in Medicaid Managed Care Region 3, which consists of 16 counties. We expect to begin serving Medicaid beneficiaries in Region 3 effective January 1, 2013.

•
In July 2012, the New York State Department of Health approved our participation in the expansion of its Managed Long-Term Care ("MLTC") program by five additional counties, which began in August 2012. With this expansion, we now serve four of the five New York City boroughs as well as five upstate counties. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, stay in their homes and communities as long as possible.

•
In July 2012, the Florida Healthy Kids Corporation ("FHKC") informed us that our Florida Children's Health Insurance Program plans were chosen as part of a re-procurement effort to continue providing comprehensive managed care coverage to children enrolled in the Florida Healthy Kids Program. The new contract began on October 1, 2012, and we added approximately 20,000 new members as a result of our expansion from servicing 18 counties to 65 of Florida's 67 counties. We now offer Florida Healthy Kids services in more counties than any other participating plan. The new contract term expires on September 30, 2014, but may be extended for up to two additional one-year terms at FHKC's option. It may also be terminated earlier by FHKC at any time with cause or for convenience.

•
In October 2012, we expanded our service area in the Florida Medicaid program to include Hardee, St. Johns, Columbia and Flagler counties. With this expansion, we now serve 42 of the 67 counties across Florida.

•
In July 2012, we were approved by the Florida Department of Elder Affairs to participate in the state's Long-Term Care Community Diversion Pilot Project (the "Diversion Program"). Our services under this new program began on July 1, 2012 and initially focused on program enrollees in Escambia and Santa Rosa Counties. In September 2012, we were approved to expand our services under this program to an additional 17 counties, and we could potentially expand our services under this program to additional counties in the future. The Florida Diversion Program has been designed to provide frail elders, age 65 and older, with alternatives to nursing home care. Enrollees in the program are dually eligible Medicare and Medicaid recipients who qualify for Medicaid nursing home placement and include as many as 20,000 beneficiaries across the state. We coordinate care that is integrated with community-based services, which helps ensure these members have access to what they need to remain safely in their homes and communities as an alternative to institutionalized care.

•
In July 2012, we entered into a definitive agreement with Humana, Inc. to acquire certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. Under the agreement, approximately 5,000 Desert Canyon plan members in Mohave and Yavapai Counties will become members of our Arizona MA health plan. The transaction is expected to close on December 31, 2012, subject to customary regulatory approvals and closing conditions. The membership transfer is expected to occur on January 1, 2013.

•
We continue to expand the geographic footprint of our MA plans and offer D-SNPs for those who are dually-eligible for Medicare and Medicaid in all of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members. MA membership as of September 30, 2012 was approximately 167,000, an increase from 158,000 as of June 30, 2012. We project that MA segment membership will continue to grow during the remaining months of 2012.

•
In April 2012, our Hawaii health plan received accreditation from the National Committee for Quality Assurance ("NCQA"). Previously, our Missouri and Georgia health plans received NCQA accreditation. The NCQA measures health plans'' commitment to high-quality care, effective management, and accountability. We remain dedicated to our long-term target of accreditation for all of our health plans.

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

•
In October 2012, our MA plans in Florida, Hawaii, Illinois, Connecticut and Ohio each achieved a three Star summary rating while our MA plans in Georgia, Louisiana, Missouri, New York, Texas and New Jersey each received a 2.5 Star summary rating. We are focused on improving quality across all of our lines of business. For example, as a result of our quality improvement measures, we anticipate that we will meet the performance requirements of our contracts under the New York Medicaid and FHP programs, which were subject to termination if our quality scores did not improve, and will continue to provide services to members of our New York health plans.

•
On April 3, 2012, we were notified that the Deferred Prosecution Agreement (the "DPA") entered into on May 5, 2009 among the United States Attorney's Office for the Middle District of Florida (the "USAO"), the Florida Attorney General's Office and us was terminated effective immediately. The criminal charges against us were dismissed on April 4, 2012. These actions acknowledge that we have fulfilled all of our obligations under the DPA.

Business and Financial Outlook

Market Developments

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

Medicaid

In August 2012, AHCA renewed our Florida Medicaid contracts for an interim period beginning September 1, 2012. The contracts expire on August 31, 2015, but the term of the contracts may be superseded by the implementation of a reform of the statewide Medicaid Managed Care program (the "Medicaid Reform Program"). We expect the state to publish a request for proposals in the first quarter of 2013 for participation in the Medicaid Reform Program for a five year contract term; however, the implementation date of the Medicaid Reform Program is uncertain. We are anticipating a highly competitive process, with as many as 20 companies, including us, expected to participate.

Earlier this year, the Florida Agency for Health Care Administration ("AHCA") released an invitation to negotiate for the Florida Statewide Medicaid Managed Care Long Term Care program. The total number of eligible participants in this program is estimated at 85,000 and includes seniors and adults with disabilities across 11 regions in the state. Services for the first region are expected to begin on August 1, 2013. We are interested in the opportunity to expand our presence in Florida. We have submitted a bid to participate and are anticipating a highly competitive process.

Earlier this year, the Georgia Department of Community Health (the "Georgia DCH") announced further refinements to its Medicaid redesign initiatives. At this time, the Georgia DCH will not conduct a re-procurement of the Georgia Families program, which currently serves Temporary Assistance for Needy Families ("TANF") and Children's Health Insurance Program ("CHIP")

members, and will not begin to include aged, blind and disabled ("ABD") beneficiaries as previously planned, given what the Georgia DCH describes as increasing uncertainty at the federal level. Our current Georgia Medicaid contract provides for two one-year renewal options exercisable by the Georgia DCH. The Georgia DCH exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and the remaining renewal option potentially extends the contract through June 30, 2014. The Georgia DCH has also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, that could potentially extend the contract term to June 30, 2016.

The Georgia DCH also plans to move forward with several changes to modernize the Georgia Families program. These may include the promotion of a Primary Care Medical Home initiative, a move to value-based purchasing, and the adoption of a common preferred drug list. Additionally, the state is looking to simplify the administrative process for providers by moving all three care management organizations operating in the state to a common platform for functions such as credentialing, and prior authorization management. We look forward to working with the Georgia DCH to accomplish these initiatives.

With respect to Medicaid rates, we continue to expect the environment to be challenging, given state and federal fiscal conditions. In particular, we continue to experience pressure on rates in Florida and Georgia, two states from which we derive a substantial portion of our revenue. The ultimate premium rate is based on program type, demographic mix and geographic location.

Medicare

As we look toward the 2013 annual election period, we are expanding our MA service area by 53 counties, to a total of 191 counties. In addition to growing our presence in our existing states of Florida, Georgia, Illinois, New York, and Texas, we will for the first time offer MA plans in Kentucky. This will enable us to offer our MA plans to some of the dually eligible members we currently serve through the Kentucky Medicaid program. Upon the completion of the acquisitions of Easy Choice and Desert Canyon, we will further expand our MA services to California and Arizona.

Based on the outcome of our 2013 stand-alone prescription drug plan ("PDP") bids, our plans will be below the benchmarks in 14 of the 34 Centers for Medicare & Medicaid Services ("CMS") regions and within the de minimis range of the benchmark in five other CMS regions. Comparatively, in 2012, our plans are below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we will be auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We will retain our auto-assigned members in the 5 regions in which we bid within the de minimis range, however, we will not be auto-assigned new members in those regions during 2013. Members previously auto-assigned to our PDP plans in regions for which our 2013 bids were not within the de minimus range will be reassigned to other plans in 2013. We anticipate a net reduction of 200,000 to 210,000 PDP members due to the reassignment to other plans of members who were auto-assigned to us in 2012 and prior years, primarily in California, offset in part by additional auto-assignments to us in other regions. A decrease in premium rates will further affect our PDP segment's results of operations in 2013.

Twenty-five states have submitted applications to participate in the CMS "Duals Alignment Demonstration Program," covering approximately 2 million individuals fully eligible for both Medicare and Medicaid, or dual eligible beneficiaries. This program is intended to provide integrated care on a capitated or fee for service basis. Of the 25 states, 20 are proposing capitated programs and five are proposing managed fee for service programs. Thirteen of the 25 states are proposing to begin implementation in 2013. The remaining implementations are scheduled to begin in 2014. CMS has issued guidance that no programs will begin before April 1, 2013 and the target enrollment will be limited to 1 to 2 million beneficiaries. Exact implementation times vary by state. CMS has issued guidance indicating that dual eligible beneficiaries participating in the states' duals alignment demonstration programs cannot be forced to remain in a duals alignment plan and will be allowed to switch between plans on a monthly basis. However, enrollment in a Medicare Advantage plan is limited to the federally designated annual enrollment period or in the event of a special election period unless the individual seeks to enroll in a plan that has obtained a score of 5 on Medicare's quality performance system ("Star Ratings"). None of our health plans have yet achieved 5 stars. For this reason, dual eligible beneficiaries subject to a dual alignment demonstration programs will only be able to elect to remain in or join a WellCare plan during the annual enrollment period or special election periods.

To date, rates have not been released for any state's duals alignment program. The guidance promulgated by CMS requires a cost savings to both Medicare and Medicaid. To the extent that the assumed savings are deemed unrealistic, these programs could limit the number of states in which we choose to provide services. If the rates are deemed sufficient to support the provision of high quality care, we may choose to bid for participation in these programs. In addition, certain state's programs have not permitted us to participate in their project, due to our plan's program design. For those states that have a dual eligible demonstration program in which we do not participate, the membership in our MA and PDP plans in those states would be reduced.

General Economic and Political Environment

The political environment is uncertain. The November 2012 election campaigns have focused substantially on the role of the government in health care as well as the nation's fiscal challenges. The Republican Party has generally expressed its intent to repeal or significantly limit provisions of the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") and to implement significant reforms related to Medicare and Medicaid. The Democratic Party has generally expressed an opinion in favor of continuing to implement the 2010 Acts and to preserve the Medicare and Medicaid programs for current beneficiaries. The results of the November election could have a significant impact on the implementation of the Acts, and the funding and future design of Medicare and Medicaid and other programs created by the Acts.

The U.S. House of Representatives continues to attempt to repeal, amend or restrict funding for various aspects of the 2010 Acts. Several states filed suits challenging the constitutionality of certain aspects of the 2010 Acts. Those cases ultimately reached the U.S. Supreme Court, which, on June 28, 2012, upheld the constitutionality of the provisions of the 2010 Acts requiring all Americans meeting certain income qualifications to purchase health insurance meeting certain standards or to pay a financial penalty. The Supreme Court also modified the Acts' requirement that all states expand their Medicaid programs to individuals up to 133% of the federal poverty line, making that expansion optional for states; however, the effect of the modification to the Medicaid expansion requirements remains to be seen. We expect some, but not all, of the states we operate in will participate in the Medicaid expansion. We also anticipate further guidance will be released regarding, among other things, the delivery of care to individuals under 65 with incomes up to 133 percent of poverty, who reside in those states that elect not to participate in the Medicaid expansion. As of September 23, 2012, only 15 states and the District of Columbia have formally committed to running their own health insurance exchanges for plans eligible for federal subsidies. Three states are planning on a federal-state partnership for the exchanges.The governors in seven states have said they will not create a state-run exchange and the remaining states are exploring their options. November 16, 2012 is the deadline for states to commit to running an exchange or leave it to the federal government to run it for them.

The economic environment remains challenging, with continued high unemployment throughout 2012 and sluggish job growth. As a result, budgetary challenges at the federal and state level may continue. We expect that the state and the federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers. The "maintenance of effort" requirements under the 2010 Acts generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. These provisions are due to phase out for adults in Medicaid in 2014 and for children in 2019. However, the Supreme Court decision has created some uncertainty regarding whether the maintenance of effort provisions can be enforced. In the event that they cannot, states could seek to restrict eligibility or tighten enrollment procedures.

Although the President signed into law the Budget Control Act of 2011 on August 2, 2011, the Congressional Super Committee has since failed to reach an agreement on a budget. As a result, in the absence of Congressional intervention, approximately $1.2 trillion in domestic and defense spending reductions would begin on January 1, 2013. The Budget Control Act of 2011 stipulates that payments to Medicare providers may be reduced by no more than 2% and exempts Medicaid from the automatic spending cuts. At this time, we cannot predict the impact that of this pending action.

Because the rate of growth of the expenses for Medicare is outpacing the growth rate of the economy, and the trust funds are not adequately funded, Congress has proposed several plans to restructure Medicare that would change Medicare from a defined benefit to a defined contribution program and to move the selection of Medicare benefits into an exchange-like facilitated selection venue. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several programs have been offered to modify the Medicaid program including moving from a match program to a block grant, moving to a per-capita system, and limited the use of provider taxes to fund the state's portion of the Medicaid program. We do not know whether these proposals will pass, or the effect their ultimate form will have on our business.

In addition, Congress has annually appropriated funds to avoid the imposition of the Sustainable Growth Rate formula, enacted by the Balanced Budget Act of 1997, on physician payments under Medicare. The cut to physician payments that would result from the imposition of the Sustainable Growth Rate formula would be more than 30% at the start of 2013. The cuts could have a significant impact on health care provider willingness to participate in Medicare programs. Congress has not yet appropriated funds for these payments for 2013 and may fail to do so, or may delay doing so which could cause delays in receipt of payments from CMS for our MA plans.

Basis of Presentation

Segments

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the enterprise's decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid, MA and PDP.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is operated and implemented by state agencies, although it is funded and regulated by both the state and federal governments. Our Medicaid segment includes TANF, Supplemental Security Income ("SSI"), ABD, and other state-based programs that are not part of the Medicaid program, such as CHIP, Family Health Plus ("FHP") and MLTC. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, stay in their homes and communities as long as possible.

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

In general, members are required to use our network, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs, and generally must receive a referral from their primary care provider ("PCP") in order to receive medical services from specialists, such as surgeons or neurologists. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

MA

Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons with a variety of hospital, medical and prescription drug benefits. Our MA segment consists of MA plans, comprised of coordinated care plans ("CCPs"). MA is Medicare's managed care alternative to original Medicare fee-for-service ("Original Medicare"), which provides individuals standard Medicare benefits directly through CMS. Our CCPs are administered through our health maintenance organizations ("HMOs") and insurance subsidiaries, and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

We cover a wide spectrum of medical services through our MA plans, including, in some cases, additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, the out-of-pocket expenses incurred by our members are reduced, which allows our members to better manage their health care costs.

Most of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers except in cases such as emergencies, transition of care or when specialty providers are unavailable to meet a member's medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. In all of our MA markets, we also offer special needs plans to individuals who are dually eligible for Medicare and Medicaid. These plans, commonly called D-SNPs, are designed to provide specialized care and support for beneficiaries who are eligible for both Medicare and Medicaid. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forgo Medicare Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Medicare Part D coverage, select a separate Medicare Part D plan, or forgo Medicare Part D coverage.

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, medical benefits ratio ("MBR") and gross margin. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes. Gross margin is defined as premium revenue less medical benefits expense.

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

Premium Revenue

We receive premiums from CMS and state government agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The primarily fixed premiums we receive for each member varies according to the specific government program. The premiums we receive under each of our government benefit plans are generally determined at the beginning of the contract period. These premiums are subject to adjustment throughout the term of the contract, although such adjustments are typically made at the commencement of each new contract period. For further information regarding premium revenues, please refer below to "Premium Revenue Recognition and Premiums Receivable" under "Critical Accounting Estimates."

Medical Benefits Expense and Medical Benefits Payable

Our largest expense is the cost of medical benefits that we provide, which is based primarily on our arrangements with health care providers and utilization of health care services by our members. Our arrangements with providers primarily fall into two broad categories: capitation arrangements, pursuant to which we pay the capitated providers a fixed per member per month ("PMPM") fee or a fixed fee-for-service, and risk-sharing arrangements, pursuant to which the provider assumes a portion of the risk of the cost of the health care provided. Other components of medical benefits expense are variable and require estimation and ongoing cost management.

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

Estimation of medical benefits payable and medical benefits expense is our most significant critical accounting estimate. For further information regarding medical benefits expense, please refer below to "Medical Benefits Expense and Medical Benefits Payable" under "Critical Accounting Estimates."

Gross Margin and MBR

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period result from, among other things, changes in Medicaid and Medicare funding, changes in the mix of Medicaid and Medicare membership, our ability to manage medical costs and changes in accounting estimates related to incurred but not reported ("IBNR") claims. We use gross margin and MBRs both to monitor our management of medical benefits and medical benefits expense and to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to select. Although gross margin and MBRs play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Results of Operations

Summary of Consolidated Financial Results

The following table sets forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended September 30,		Change
	2012	2011	Dollars	Percentage
Revenues:	(In millions)
Premium	$1,816.4	$1,541.9	$274.5	17.8%
Investment and other income	2.0	2.4	(0.4)	(16.7)%
Total revenues	1,818.4	1,544.3	274.1	17.7%

Expenses:
Medical benefits (1)	1,549.4	1,214.8	334.6	27.5%
Selling, general and administrative (1)	176.8	160.6	16.2	10.1%
Medicaid premium taxes	20.6	18.9	1.7	9.0%
Depreciation and amortization	8.2	6.5	1.7	26.2%
Interest	1.0	3.6	(2.6)	(71.3)%
Total expenses	1,756.0	1,404.4	351.6	25.0%
Income before income taxes	62.4	139.9	(77.5)	(55.4)%
Income tax expense	24.1	51.7	(27.6)	(53.4)%
Net income	$38.3	$88.2	$(49.9)	(56.6)%
Consolidated MBR (1)	86.3%	79.8%		6.5%
Effective tax rate	38.6%	37.0%		1.6%

	For the Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percentage
Revenues:	(In millions)
Premium	$5,414.1	$4,499.7	$914.4	20.3%
Investment and other income	6.8	7.0	(0.2)	(2.9)%
Total revenues	5,420.9	4,506.7	914.2	20.3%
Expenses:
Medical benefits (1)	4,617.4	3,680.2	937.2	25.5%
Selling, general and administrative (1)	497.5	458.6	38.9	8.5%
Medicaid premium taxes	61.0	55.8	5.2	9.3%
Depreciation and amortization	22.7	19.8	2.9	14.6%
Interest	3.2	3.8	(0.6)	(15.8)%
Total expenses	5,201.8	4,218.2	983.6	23.3%
Income before income taxes	219.1	288.5	(69.4)	(24.1)%
Income tax expense	83.1	109.3	(26.2)	(24.0)%
Net income	$136.0	$179.2	$(43.2)	(24.1)%
Consolidated MBR (1)	86.3%	82.8%		3.5%
Effective tax rate	37.9%	37.9%		—%

(1)
Medical benefits expense, MBR, and selling, general and administrative expense for the three months and nine months ended September 30, 2011 reflect the reclassification of certain quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed within "Medical Benefits Expense" below.

Membership

	At September 30, 2012		At December 31, 2011		At September 30, 2011
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,515,000	59.2%	1,451,000	56.6%	1,313,000	54.5%
MA	167,000	6.5%	135,000	5.3%	130,000	5.4%
PDP	879,000	34.3%	976,000	38.1%	967,000	40.1%
Total	2,561,000	100.0%	2,562,000	100.0%	2,410,000	100.0%

As of September 30, 2012, we served approximately 2,561,000 members, consistent with membership at December 31, 2011 and an increase of approximately 151,000 members at September 30, 2011. We experienced membership growth in both our Medicaid and MA segments when compared to December 31, 2011, which was offset by a decline in PDP membership. Medicaid segment membership increased by 64,000 compared to December 31, 2011, mainly from membership growth in Florida, membership growth in our Kentucky Medicaid program following its launch in the fourth quarter of 2011, and membership growth in our Hawaii Medicaid program due to participation in Hawaii's QUEST program beginning in July 2012. Our Kentucky Medicaid membership increased from 129,000 at December 31, 2011 to 159,000 at September 30, 2012. Members participating in the Kentucky Medicaid program were able to switch plans until January 31, 2012. Additionally, membership has increased due to retroactive member re-assignments. MA segment membership increased by 32,000 compared to December 31, 2011 based on results of the annual election period, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries and expansion into 19 new counties. In our PDP segment, membership decreased by 97,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years.

The Kentucky Medicaid program recently completed an open enrollment period. As a result of this activity, we expect our membership to increase to over 195,000 members on the service effective date of November 1, 2012. Effective October 1, 2012, we added approximately 20,000 members as a result of our Florida Healthy Kids program expansion to 65 out of Florida's 67 counties, up from 18 counties. We project MA segment membership will continue to grow during the remaining months of 2012 due to our ability to market to and enroll dually-eligible beneficiaries, and overall Medicare population growth. We anticipate PDP segment membership will decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in fewer regions.

Net Income

For the three and nine months ended September 30, 2012, our net income was $38.3 million and $136.0 million, respectively, compared to net income of $88.2 million and $179.2 million for the same three and nine month periods in 2011. Excluding investigation-related litigation and other resolution costs of $7.9 million and $4.9 million, net of tax, for the three months ended September 30, 2012 and 2011, respectively, net income decreased by $47.0 million in 2012 compared to the same three month period in 2011. Excluding investigation-related litigation and other resolution costs of $22.0 million and $18.8 million, net of tax, for the nine months ended September 30, 2012 and 2011, respectively, net income decreased by $40.0 million in 2012 compared to the same nine month period in 2011. The decrease for the three months ended September 30, 2012 compared to the same period in 2011 resulted mainly from a decrease in our Medicaid and MA segment results, higher selling, general and administrative expense ("SG&A") expense and a higher effective income tax rate, partially offset by improved results in PDP segment. The decrease for the nine months ended September 30, 2012 resulted from a decrease in our Medicaid segment results and increased SG&A expense, partially offset by improved results in our MA and PDP segments. The decreases in our Medicaid segment results were due to the impact of higher net favorable development of prior period medical benefits payable experienced in 2011, the relatively higher MBR in the Kentucky Medicaid program, and a $17.7 million reduction to premium revenue recorded during the three months ended September 30, 2012 related to a reconciliation of duplicate member records in Georgia dating back to the beginning of the program in 2006. These decreases were partially offset by the impact of higher membership and related premium revenues and the impact of rate increases in certain markets. The improved results in our MA segment for the nine month period in 2012 were due to increased membership and related premium revenues, while the improvement in the PDP segment resulted mainly from favorable claims experience. The increase in SG&A was driven primarily by higher membership, but the rate of increase was lower than the overall rate of increase in premium revenues.

Premium Revenue

Premium revenue for the three months ended September 30, 2012 increased by approximately $274.5 million, or 17.8%, compared to the same period in the prior year. Premium revenue for the nine months ended September 30, 2012 increased by approximately $914.4 million, or 20.3%, compared to the same period in the prior year. The increases are primarily attributable to membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, offset by the $17.7 million reduction to premium revenue related to the Georgia Medicaid program as previously discussed. Premium revenue includes $20.6 million and $61.0 million of Medicaid premium taxes for the three and nine months ended September 30, 2012, respectively, and $18.9 million and $55.8 million million for the same three and nine months in 2011, respectively.

Medical Benefits Expense

Total medical benefits expense for the three months ended September 30, 2012 increased $334.6 million, or 27.5%, compared to the same period in 2011. Total medical benefits expense for the nine months ended September 30, 2012 increased $937.2 million, or 25.5%, compared to the same period in 2011. The increases are due mainly to increased membership in the Medicaid and MA segments and the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 and the relatively higher MBR in the Kentucky Medicaid program, partially offset by a decrease in the PDP segment. For the three months ended September 30, 2012, medical benefits expense was impacted by approximately $15.4 million of net unfavorable development related to prior periods, which includes approximately $23.3 million of unfavorable development related to the first and second quarters of 2012 that was partially offset by $7.9 million of favorable development related to prior fiscal years. For the nine months ended September 30, 2012, medical benefits expense was impacted by approximately $79.7 million of net favorable development related to prior years. Net favorable development of prior period medical benefits payable amounted to $36.7 million and $154.8 million for the three and nine months ended September 30, 2011, respectively. Our consolidated MBR was 86.3% for the three and nine months ended September 30, 2012, compared to 79.8% and 82.8% for the same periods in 2011, respectively. The increase in MBR was primarily due to the impact of higher net favorable prior period developments of medical benefits payable in 2011 and the relatively high MBR in the Kentucky Medicaid program, partially offset by rate increases in certain of our Medicaid markets and the impact of our medical cost initiatives.

Effective January 1, 2012, we reclassified to medical benefits expense certain costs related to quality improvement activities that were formerly reported in SG&A expense. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the 2010 Acts and include:

•	Preventive health and wellness and care management;

•	Case and disease management;

•	Health plan accreditation costs;

•	Provider education and incentives for closing care gaps;

•	Health risk assessments and member outreach; and

•	Information technology costs related to the above activities.

The reclassification of these quality improvement costs impacted our medical benefits expense and MBR by reportable segment for the three and nine months ended September 30, 2011 as follows.

	For the Three Months Ended September 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)
Medicaid medical benefits expense	$696.0	$12.3	$708.3
Medicaid MBR %	79.0%	1.4%	80.4%
MA medical benefits expense	304.7	4.1	308.8
MA MBR %	80.9%	1.1%	82.0%
PDP medical benefits expense	196.3	1.4	197.7
PDP MBR%	73.9%	0.5%	74.4%
Consolidated medical benefits expense	$1,197.0	$17.8	$1,214.8
Consolidated MBR %	78.6%	1.2%	79.8%

	For the Nine Months Ended September 30, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)
Medicaid medical benefits expense	$2,047.4	$36.6	$2,084.1
Medicaid MBR %	80.5%	1.5%	82.0%
MA medical benefits expense	879.7	13.6	893.4
MA MBR %	80.2%	1.2%	81.4%
PDP medical benefits expense	699.2	3.6	702.7
PDP MBR%	87.0%	0.4%	87.4%
Consolidated medical benefits expense	$3,626.3	$53.8	$3,680.2
Consolidated MBR %	81.6%	1.2%	82.8%

The reclassification of quality improvement costs impacted our consolidated MBR by approximately 1.3%, 1.1% and 0.8% for the fiscal years ended December 31, 2011, 2010 and 2009, respectively, and impacted our SG&A ratio by approximately 1.3%, 1.0% and 0.8% for the same periods, respectively.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Part I – Item 1 – Note 10 – "Commitments and Contingencies" for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations. Additionally, as discussed above, we reclassified costs related to quality improvement activities that were formerly reported in SG&A expenses to medical benefits expense effective January 1, 2012. Prior year amounts have been reclassified to conform to the current year presentation.

The reconciliation of SG&A expense, including and excluding such costs, as well as the reclassification of quality improvement costs, is as follows:

	For the Three Months Ended September 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
	(In millions)
SG&A expense	$176.8	$178.4	$(17.8)	$160.6
Adjustments:
Investigation-related litigation and other resolution costs	(0.8)	(0.5)	—	(0.5)
Investigation-related administrative costs	(11.4)	(7.3)	—	(7.3)
Total investigation-related litigation and other resolution costs	(12.2)	(7.8)	—	(7.8)
SG&A expense, excluding investigation-related litigation and other resolution costs	$164.6	$170.6	$(17.8)	$152.8
SG&A ratio	9.8%	11.7%	(1.2)%	10.5%
SG&A ratio, excluding investigation-related litigation and other resolution costs	9.2%	11.2%	(1.2)%	10.0%

	For the Nine Months Ended September 30,
	2012	2011
		Previously Reported	Amounts Reclassified	As Adjusted
	(In millions)
SG&A expense	$497.5	$512.4	$(53.8)	$458.6
Adjustments:
Investigation-related litigation and other resolution costs	(3.0)	(6.8)	—	(6.8)
Investigation-related administrative costs	(34.5)	(23.9)	—	(23.9)
Total investigation-related litigation and other resolution costs	(37.5)	(30.7)	—	(30.7)
SG&A expense, excluding investigation-related litigation and other resolution costs	$460.0	$481.7	$(53.8)	$427.9
SG&A ratio	9.3%	11.5%	(1.2)%	10.3%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.6%	10.8%	(1.2)%	9.6%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three months ended September 30, 2012, increased approximately $11.8 million, or 7.7%, to $164.6 million from $152.8 million for the same period in 2011. Similarly, our SG&A expense for the nine months ended September 30, 2012, increased approximately $32.1 million, or 7.5% to $460.0 million from $427.9 million for the same period in 2011. The increase in both periods was due to technology investments, including those required by regulatory changes, as well as medical cost initiatives, increased spending related to the launch of our Kentucky Medicaid program and other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes ("SG&A ratio"), was 9.8% for the three months ended September 30, 2012 compared to 10.5% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three months ended September 30, 2012 was 9.2% compared to 10.0% for the same period in 2011. Our SG&A ratio was 9.3% for the nine months ended September 30, 2012 compared to 10.3% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the nine months ended September 30, 2012 was 8.6% compared to 9.6% for the same period in 2011. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, is related to the growth in premium revenue and improvement in our administrative cost structure driven by business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design. The improvement was partially offset by costs incurred from debt incurred in 2011 to settle investigation-related litigation that was later redeemed in the fourth quarter of 2011, and quality, regulatory and growth initiatives.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and nine months ended September 30, 2012 were $20.6 million and $61.0 million, respectively, compared to $18.9 million and $55.8 million, respectively, for the same three and nine month periods in 2011. The increase corresponds to the increase in Medicaid premium revenues.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 was $1.0 million and $3.2 million, respectively, compared to $3.6 million and $3.8 million, respectively, for the same periods in 2011. The decrease in interest expense is mainly from debt incurred in 2011 to settle investigation-related litigation that was later redeemed in the fourth quarter of 2011, partially offset by interest on the $150.0 million borrowed under a term loan on August 1, 2011.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2012 was $24.1 million and $83.1 million , respectively, compared to $51.7 million and $109.3 million, respectively, for the same three and nine month periods in the prior year. Our effective income tax rate on pre-tax income was 38.6% and 37.9% for the three and nine months ended September 30, 2012, respectively, compared to 37.0% and 37.9% for the same three and nine month periods in 2011. The effective tax rate for the three months ended September 30, 2011 was lower than the rate for the three months ended September 30, 2012 as the 2011 rate was reduced by changes in estimated non-deductible amounts associated with investigation-related litigation. The effective tax rate for the nine months ended September 30, 2012 was comparable to the same period in 2011. In 2012, a decrease in the prevailing state income tax rate lowered the effective rate, but was offset by the settlement of a state tax matter which increased the effective rate. The impact from changes in estimated non-deductible amounts associated with investigation-related litigation lowered the effective rate for 2012 and thus was comparable to the same period in 2011.

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in conformity with accounting principles generally accepted in the United States ("GAAP").

	For the Three Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(In millions)
Gross Margin (1):
Medicaid	$116.9	$191.4	$(74.5)	(38.9)%
MA	62.1	67.8	(5.7)	(8.4)%
PDP	87.9	67.9	20.0	29.5%
Total gross margin	266.9	327.1	(60.2)	(18.4)%
Investment and other income	2.0	2.4	(0.4)	(16.7)%
Other expenses (1)	(206.5)	(189.6)	(16.9)	8.9%
Income before income taxes	$62.4	$139.9	$(77.5)	(55.4)%

	For the Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(In millions)
Gross Margin (1):
Medicaid	$424.5	$514.8	$(90.3)	(17.5)%
MA	231.1	203.7	27.4	13.5%
PDP	141.1	101.0	40.1	39.7%
Total gross margin	796.7	819.5	(22.8)	(2.8)%
Investment and other income	6.8	7.0	(0.2)	(2.9)%
Other expenses (1)	(584.4)	(538.0)	(46.4)	8.6%
Income before income taxes	$219.1	$288.5	$(69.4)	(24.1)%

(1)
Gross margin by reportable segment and other expenses shown above reflects the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in "Medical Benefits Expense" under "Summary of Consolidated Results." Refer to Part I – Item 1 – Note 2 – "Segment Reporting" for reclassification by reportable segment through the gross margin level.

Medicaid Segment Results

	For the Three Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$1,076.3	$880.8	$195.5	22.2%
Medicaid premium taxes	20.6	18.9	1.7	9.0%
Total premiums	1,096.9	899.7	197.2	21.9%
Medical benefits expense (2)	980.0	708.3	271.7	38.4%
Gross margin (2)	$116.9	$191.4	$(74.5)	(38.9)%
Medicaid MBR (excluding premium taxes) (1) (2)	91.1%	80.4%		10.7%

	For the Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$3,208.0	$2,543.1	$664.9	26.1%
Medicaid premium taxes	61.0	55.8	5.2	9.3%
Total premiums	3,269.0	2,598.9	670.1	25.8%
Medical benefits expense (2)	2,844.5	2,084.1	760.4	36.5%
Gross margin (2)	$424.5	$514.8	$(90.3)	(17.5)%
Medicaid membership:
Georgia	566,000	561,000		0.9%
Florida	434,000	395,000		9.9%
Other states	515,000	357,000		44.3%
	1,515,000	1,313,000		15.4%
Medicaid MBR (excluding premium taxes) (1) (2)	88.7%	82.0%		6.7%

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

(2)
Medicaid medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expenses to medical benefits expense as discussed in Medical Benefits Expense under Summary of Consolidated Results. Refer to Part I – Item 1 – Note 2 – "Segment Reporting" for reclassification of Medicaid segment results through the gross margin level.

Excluding Medicaid premium taxes, Medicaid premium revenue for the three and nine months ended September 30, 2012 increased 22.2% and 26.1%, respectively, when compared to the same periods in 2011. The increase was mainly due to premiums associated with our Kentucky Medicaid program, which was launched on November 1, 2011, premiums associated with the July 1, 2012 launch of the new Hawaii QUEST program for TANF and CHIP members, the carve-in of the pharmacy benefit in our New York and Ohio Medicaid programs which were effective in October 2011, membership growth in Florida, and rate increases implemented in most markets in late 2011. Partially offsetting these increases was a $17.7 million reduction of premium revenue recorded during the three months ended September 30, 2012 related to a reconciliation of duplicate member records in Georgia dating back to the beginning of the program in 2006.

Medicaid medical benefits expense for the three and nine months ended September 30, 2012 increased 38.4% and 36.5%, respectively, when compared to the same periods in 2011. The increase in both the three and nine month periods was due mainly to the increase in membership and the relatively higher MBR in the Kentucky Medicaid program, partially offset by the impact of medical cost initiatives that we have implemented. The increase for the three months ended September 30, 2012 reflects the recognition of net unfavorable development of prior period medical benefits payable compared to net favorable development recognized in 2011 and the increase for the nine months ended September 30, 2012 reflects the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 compared to 2012. Our Medicaid MBR for the three and nine months ended September 30, 2012 increased by 1,070 and 670 basis points, respectively, when compared to the same three and nine month periods in 2011. The increase was driven by the relatively higher MBR in the Kentucky Medicaid program, the $17.7 million reduction of premium revenue for duplicate member record reconciliation adjustments, and the impact of the higher net favorable development experienced in 2011 compared to 2012. The Kentucky Medicaid program MBR for the nine month period ending September 30, 2012 was approximately 106% due to the relatively high transitional medical benefit expenses for the program. As a result of processes that we have begun to improve care coordination and manage costs, and revenue enhancements that are expected in the fourth quarter of 2012, we currently expect the Kentucky Medicaid program to operate with an MBR of approximately 91% to 92% during the fourth quarter of 2012.

Outlook

The Kentucky Medicaid program recently completed an open enrollment period. As a result, we expect our membership to increase by approximately 30,000 members, effective November 1, 2012. We estimate that our premium revenue for the Kentucky Medicaid program for the year 2012 will reach approximately $675 million to $700 million. Effective October 1, 2012, we added approximately 20,000 Medicaid members as a result of the expansion of our Florida Healthy Kids program from 18 counties to 65 counties, out of Florida's 67 counties. We expect the full year MBR for our Medicaid segment to be higher in 2012 when compared to 2011, due to the high amount of favorable development of medical benefits payable that we recognized in 2011.

MA Segment Results

	For the Three Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$470.8	$376.6	$94.2	25.0%
Medical benefits expense (1)	408.7	308.8	99.9	32.4%
Gross margin (1)	$62.1	$67.8	$(5.7)	(8.4)%
MA MBR (1)	86.8%	82.0%		4.8%

	For the Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$1,364.5	$1,097.0	$267.5	24.4%
Medical benefits expense (1)	1,133.4	893.3	240.1	26.9%
Gross margin (1)	$231.1	$203.7	$27.4	13.5%
MA Membership	167,000	130,000		28.5%
MA MBR (1)	83.1%	81.4%		1.7%

(1)
Medicare medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in "Medical Benefits Expense" under "Summary of Consolidated Results." Refer to Part I – Item 1 – Note 2 – "Segment Reporting" for reclassification of Medicare segment results through the gross margin level.

MA premium revenue for the three and nine months ended September 30, 2012 increased 25.0% and 24.4%, respectively, when compared to the same three and nine month periods in 2011 and was mainly attributable to an increase in membership, which increased by approximately 37,000 members between September 30, 2011 and September 30, 2012 due to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2011. MA segment MBR increased by 480 basis points for the three months ended September 30, 2012, but increased only 170 basis points for the nine months ended September 30, 2012, compared to the same periods in 2011. The changes in the MBR were primarily due to increased quality improvement costs and less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011.

Outlook

We expect ultimate 2012 MBR for the MA segment to be higher than that in the prior year due to the recognition of significant prior period development that favorably impacted the 2011 MBR.

PDP Segment Results

	For the Three Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$248.7	$265.6	$(16.9)	(6.4)%
Medical benefits expense (1)	160.8	197.7	(36.9)	(18.7)%
Gross margin (1)	$87.9	$67.9	$20.0	29.5%
PDP MBR (1)	64.7%	74.4%		(9.7)%

	For the Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$780.6	$803.7	$(23.1)	(2.9)%
Medical benefits expense (1)	639.5	702.7	(63.2)	(9.0)%
Gross margin (1)	$141.1	$101.0	$40.1	39.7%
PDP Membership	879,000	967,000		(9.1)%
PDP MBR (1)	81.9%	87.4%		(5.5)%

(1)
PDP medical benefits expense, MBR and gross margin shown above reflect the reclassification of quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed in "Medical Benefits Expense" under "Summary of Consolidated Results." Refer to Part I – Item 1 – Note 2 – "Segment Reporting" for reclassification of PDP segment results through the gross margin level.

PDP premium revenue for the three and nine months ended September 30, 2012 decreased by 6.4% and 2.9%, respectively, when compared to the same periods in 2011 primarily due to the decline in membership. Membership decreased by approximately 88,000 members from September 30, 2011 to September 30, 2012 due to the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years. PDP MBR for the three and nine months ended September 30, 2012 decreased 970 and 550 basis points, respectively, over the same periods in 2011 due to the outcome of our 2012 bids and improvements in our pharmacy claims experience, resulting from our focus on member utilization, cost sharing patterns and generic medication utilization.

Outlook

We expect PDP membership and premium revenues to decrease slightly during the remainder of 2012 due to normal attrition being offset by fewer new members as we will be auto-assigned newly eligible members in only the five regions where we are below the benchmark.  Additionally, we now expect that our PDP segment MBR will decrease in 2012 compared to 2011 based on the segment operating results for the nine months period ended September 30, 2012, which were better than anticipated.

Liquidity and Capital Resources

Overview

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2011 Form 10-K and Part II – Item 1A – Risk Factors in this 2012 Form 10-Q.

Cash and Investment Positions

Our business consists of operations conducted by our regulated subsidiaries, including HMOs and insurance subsidiaries, and our non-regulated subsidiaries. The primary sources of cash for our regulated subsidiaries include premium revenue, investment income and capital contributions made by us to our regulated subsidiaries. Our regulated subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. Our regulated subsidiaries' primary uses of cash include payment of medical expenses, management fees to our non-regulated third-party administrator subsidiary (the "TPA") and direct administrative costs, which are not covered by the agreement with the TPA, such as selling expenses and legal costs. We refer collectively to the cash and investment balances maintained by our regulated subsidiaries as "regulated cash" and "regulated investments," respectively.

The primary sources of cash for our non-regulated subsidiaries are management fees and dividends received from our regulated subsidiaries and investment income. Our non-regulated subsidiaries' primary uses of cash include payment of administrative costs not charged to our regulated subsidiaries for corporate functions, including, but not limited to, business development, branding, certain information technology services and debt service. Other primary uses include capital contributions made by our non-regulated subsidiaries to our regulated subsidiaries. We refer collectively to the cash and investment balances available in our non-regulated subsidiaries as "unregulated cash" and "unregulated investments," respectively.

Regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unregulated cash, cash equivalents and investments was $349.7 million as of September 30, 2012, an increase of $41.2 million from a balance of $308.5 million as of December 31, 2011.  During the nine months ended September 30, 2012, certain of our regulated subsidiaries paid $157.0 million in dividends to our non-regulated subsidiaries. These increases in unregulated cash were partially offset by capital contributions made by our non-regulated subsidiaries to certain other regulated subsidiaries and payment of certain investigation-related litigation and other resolution costs in connection with our settlement of the Civil Division of the U.S. Department of Justice (the "Civil Division").

Regulatory Capital and Dividend Restrictions

Our operations are conducted primarily through HMO and insurance subsidiaries. Each of these subsidiaries is licensed by the insurance department in the state in which it operates, except our New York HMO subsidiary, which is licensed by the New York State Department of Health, and is subject to the rules, regulation and oversight of the applicable state agency in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries' capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews of our operational and financial assertions by the applicable state agency.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum risk-based capital ("RBC") requirement or other financial ratios. However, one or more of our regulators could require one or more of our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the current applicable state laws if the regulators were to determine that such a requirement were in the interest of our members. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC"), and have been adopted by most states. As of September 30, 2012, our HMO operations in Connecticut, Georgia, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Texas as well as three of our insurance company subsidiaries were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain minimum capital equal to the greater of 200% of the ACL and the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Georgia and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 250% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At September 30, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Credit Agreement

In August 2011, we entered into a $300.0 million senior secured credit agreement, amended on July 20, 2012 (the "Amended Credit Agreement") that can be used for general corporate purposes. The Amended Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. Upon closing, we borrowed $150.0 million pursuant to the term loan facility.

Both the term loan and revolving credit facility are set to expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. As of September 30, 2012, our remaining term loan balance was $138.8 million, which is included in the current portion of long-term debt and long-term debt line items in our consolidated balance sheet.

Our term loan bears interest at 1.94% as of September 30, 2012. Under the Amended Credit Agreement, outstanding loans designated by us at the time of borrowing as Alternate Base Rate ("ABR") Loans bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) the adjusted London Inter-Bank Offered Rate ("Adjusted LIBOR") for a one-month interest period on such day plus 1% plus (ii) the applicable margin. Outstanding loans designated by us at the time of borrowing as "Eurodollar Loans" bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin. The "applicable margin" means a percentage ranging from 0.50% to 2.25% per annum for ABR Loans and a percentage ranging from 1.50% to 3.25% per annum for Eurodollar Loans, depending upon our ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Amended Credit Agreement (our "Cash Flow Leverage Ratio"). Unutilized commitments under the Amended Credit Agreement are subject to a fee of 0.25% to 0.50% depending upon our Cash Flow Leverage Ratio. Interest on the term loan is payable based on the LIBOR election period, which ranges from one to six months based upon our election, with interest on the unutilized commitment payable quarterly. Commitment fees on the unutilized revolving credit facility and interest on borrowings under the term loan were $0.3 million and $2.3 million, respectively, for a total interest expense amount of $2.6 million for the nine month period ended September 30, 2012. As of September 30, 2012 interest payable for the term loan was $0.3 million.

The Amended Credit Agreement is subject to customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. However, we are permitted to incur additional senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. In addition, the Amended Credit Agreement also includes certain financial covenants that require (a) a Cash Flow Leverage Ratio of not more than 2.75 times; (b) a minimum fixed charge coverage ratio (as defined in the Amended Credit Agreement) of 3.00 times; (c) capital expenditures of not more than 1.75% of total consolidated revenue; (d) a minimum level of statutory net worth for our HMO and insurance subsidiaries; and (e) a requirement to maintain cash in an amount equal to one year of payment obligations due and payable to the Civil Division during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Item 1 – Financial Statements - Note 10, Commitments and Contingencies – Government Investigations.

The Amended Credit Agreement also contains customary representations and warranties and events of default. The payment of outstanding principal under the Amended Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default of payment or other performance obligations or our failure to comply with financial or other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Amended Credit Agreement.

As of the date of this filing, the revolving credit facility has not been drawn upon and we remain in compliance with all covenants.

Auction Rate Securities

As of September 30, 2012, $32.1 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2012 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 25 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 21 years.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million over 36 months plus interest accrued at 3.125%. On March 30, 2012, we made a payment of $39.8 million to the Civil Division, consisting of a $34.4 million principal payment and $5.5 million of accrued interest. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34.4 million, and related interest, was $104.7 million at September 30, 2012.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Shelf Registration Statement

In August 2012, we filed a shelf registration statement on Form S-3 with the SEC that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2012	2011
	(In millions)
Net cash (used in) provided by operating activities	$(134.4)	$319.0
Net cash used in investing activities	(68.1)	(112.4)
Net cash (used in) provided by financing activities	(60.3)	221.5
Total net (decrease) increase in cash and cash equivalents	$(262.8)	$428.1

Net Cash (Used In) Provided by Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation. For the nine months ended September 30, 2012, cash from operating activities was negatively impacted by certain delayed Medicaid premiums, primarily associated with our Georgia Medicaid supplemental payments for obstetric deliveries and newborns, and the $39.8 million payment made to the Civil Division on March 30, 2012.

Net cash provided by operating activities for the nine months ended September 30, 2011 included $275.8 million in premium prepayments received from CMS and the Florida Agency for Health Care Administration for October premiums, a timing benefit to our cash flows related to $72.7 million of premiums estimated to be returned under the risk corridor provisions for our Part D products, partially offset by investigation-related litigation and other resolution payments of $87.5 million.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2012, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $357.2 million and purchases of property and equipment of $47.7 million, partially offset by $343.0 million of proceeds from maturities of marketable securities and restricted investments.

During the nine months ended September 30, 2011, cash used in investing activities primarily reflects our investment of proceeds provided by our term loan into higher yielding investment alternatives, which had a net impact totaling approximately $124.1 million, and purchases of software and equipment totaling approximately $30.8 million, partially offset by $42.6 million of proceeds from the maturities of restricted investments, net of purchases.

Net Cash (Used In) Provided By Financing Activities

Included in financing activities are funds receivable for the benefit of members, which decreased approximately $57.2 million and increased by approximately $74.1 million during the nine months ended September 30, 2012 and 2011, respectively. These funds represent reinsurance, low-income cost sharing, and coverage gap discount subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk. Net cash provided by financing activities during the nine months ended September 30, 2011 also increased by $147.7 million due to proceeds from the issuance of the term loan, net of issuance costs.

Contractual Obligations

In our 2011 Form 10-K, we reported our contractual obligations as of December 31, 2011. Since then, the Company entered into new operating lease agreements for additional office space in Tampa, Florida. Expected future cash payments under these leases as of September 30, 2012 are set forth below.

Payments due within:	(In millions)
Less than 1 year	$1.2
1 - 3 years	5.8
3 - 5 years	6.6
More than 5 years	5.0
$18.6

Critical Accounting Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our 2011 Form 10-K.

Premium Revenue Recognition and Premiums Receivable

We receive premiums from CMS and state agencies for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of the respective contract period. These premiums are subject to adjustment by CMS and state agencies throughout the terms of the contracts, although such adjustments are typically made at the commencement of each new contract renewal period or each state's fiscal year.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. Any amounts that have been earned and have not been received are recorded in our consolidated balance sheets as premiums receivable. Any amounts received by us in advance of the period of service are recorded as unearned premiums in the consolidated balance sheets and are not recognized as revenue until the respective services have been provided. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on historical trends. An allowance is established for the estimated amount that may not be collectible. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue. In addition, we routinely monitor the collectability of specific premiums receivable, including Medicaid receivables for obstetric deliveries and newborns (see "Medicaid" below) and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations.

We record adjustments to premium revenue based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. As applicable, the estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We continue to work with the Georgia Department of Community Health (the “Georgia DCH”) on retroactive premium adjustments related to a reconciliation of duplicate member records dating back to the beginning of the program in 2006. As a result of this activity, we revised our previous estimate for additional premium revenue receivable related to a previous settlement negotiated with the Georgia DCH in 2011. Recently, the settlement was partially disallowed by CMS and we recorded a related reduction of premium revenue of approximately $17.7 million during the three months ended September 30, 2012. The settlement resolved issues with certain premium payments that covered the period from the inception of the program through the settlement, and resulted from a comprehensive review and negotiation involving the three health plans that operate in the program. The amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, are included in premiums receivable, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both state and federal governments. Our Medicaid segment generates revenue primarily from PMPM premiums earned pursuant to our contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts with state agencies are generally multi-year contracts subject to annual renewal provisions. Annual rate changes are recorded when they become effective. In some instances, our fixed base PMPM premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In Georgia, Illinois, Kentucky, New York and Ohio, we are eligible to receive supplemental payments for obstetric deliveries and newborns. In Missouri, we earned supplemental payments for obstetric deliveries and newborns through the expiration of our contract on June 30, 2012. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member. Additionally, in some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings.

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

MA

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon a member's health status as described under "Risk-Adjusted Premiums" below. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in "PDP" below.

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

We develop our estimates for MA risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Because we are not privy to risk score data for members new to our plans in the current plan year, our models include assumptions regarding these members' risk scores. Estimates of risk-adjusted premiums are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for MA risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates. Resulting changes in estimates are reflected in current operations as adjustments to premium revenue and could have a material adverse effect on our results of operations, financial position and cash flows. Historically, we have not experienced significant differences between the amounts that we have recorded and ultimately received.

Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required.

PDP

We offer Medicare Part D coverage on a stand-alone basis through our PDPs. PDP premiums received from CMS are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for Medicare Part D coverage is paid by CMS, and the balance is due from enrolled members. Payments received under the Medicare Part D program are described below.

Member Premium—We bill members for monthly premiums for which they are responsible based on the plan year bid submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue. We establish an allowance for uncollectible member premiums.

CMS Direct Premium Subsidy—We receive a PMPM premium from CMS based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under "MA – Risk Adjusted Premiums". As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot anticipate changes in our members' risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments. Although we have not historically experienced material adjustments, future adjustments could be material to our results of operations, financial position and cash flows.

Low-Income Premium Subsidy—For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

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

After the close of the annual plan year, CMS reconciles our actual experience to prospective payments we received for low income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenue or medical benefits expense, but are reported on a net basis as funds receivable/funds held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as financing activities in our consolidated statements of cash flows. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. We do not have a history of adjustments for the coverage gap discount subsidy as the 2011 plan year, which was the year CMS implemented the coverage gap discount subsidy, has not yet been settled by CMS.

CMS Risk Corridor— Premiums received from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. Variances of more than 5% above the target amount result in additional payments by CMS to us. Variances of more than 5% below the target amount require us to refund amounts to CMS. We estimate the risk corridor receivable or payable throughout the year as if the annual contract were to terminate at the end of the reporting period and reflect any adjustments to premium in current operations. This estimate provides no consideration of future pharmacy claims experience, but does require us to consider factors that may not be certain, including membership, risk scores, prescription drug events, and rebates. Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of prior years' risk corridor estimates.

Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported ("IBNR") medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR, and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs such as preventive health and wellness, care management, case and disease management, and other quality improvement costs are included in medical benefits expense. Other medically-related administrative costs such as utilization review services, network and provider credentialing and claims handling costs,are recorded in selling, general, and administrative expenses.

Medical benefits payable is the most significant estimate included in the consolidated financial statements. We use a consistent methodology to record management's best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include using, among other factors, contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business and changes in membership.

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

In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the fixed fee PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months' utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes cases, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of September 30, 2012 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the nine months ended September 30, 2012 were decreased by 1%, our net income would decrease by approximately $52.7 million. If the completion factors were increased by 1%, our net income would increase by approximately $56.6 million.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from assumed trends occur. Since our estimates are based upon PMPM claims experience, changes cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. Differences between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

After determining an estimate of the base reserve, actuarial standards of practice require that a margin for uncertainty be considered in determining the estimate for unpaid claim liabilities. If such a margin is included, the claim liabilities should be adequate under moderately adverse conditions. Therefore, we make an additional estimate in the process of establishing the IBNR, which also uses standard actuarial techniques, to account for moderately adverse conditions that may cause actual claims to be higher than estimated compared to the base reserve. We refer to this additional liability as the provision for moderately adverse conditions. The provision for moderately adverse conditions is a component of our overall determination of the adequacy of our IBNR reserve and is intended to capture the potential adverse development from factors such as our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled, the variations in utilization of benefits and increasing medical cost, changes in provider reimbursement arrangements, variations in claims processing speed and patterns, claims payment, the severity of claims, and outbreaks of disease such as the flu. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for moderately adverse conditions. We consistently apply our IBNR estimation methodology from period to period. We review our overall estimates of IBNR on a monthly basis. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, when a portion of the development related to the prior year incurred claims is offset by an increase determined to address moderately adverse conditions for the current year incurred claims, we do not consider that development amount as having any impact on net income during the period. If moderately adverse conditions occur and are more than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income.

For the three months ended September 30, 2012, medical benefits expense was impacted by approximately $15.4 million of net unfavorable development related to prior periods, which includes $23.3 million of unfavorable development related to the first half of 2012, that was partially offset by approximately $7.9 million of favorable development related to prior fiscal years. For the nine months ended September 30, 2012, medical benefits expense was impacted by approximately $79.7 million of net favorable development related to prior years. For the three and nine months ended September 30, 2011, medical benefits expense was impacted by approximately $36.7 million and $154.8 million, respectively, of net favorable development related to prior periods. The unfavorable development recognized in the three months ended September 30, 2012 relating to earlier periods in 2012 was primarily due to higher than expected medical services in our Medicaid segment, particularly in Kentucky, that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in all of our segments. The net favorable prior year and prior period development in 2011 was attributable to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. The first step is to determine the fair value of the reporting unit using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We select the second quarter of each year for our annual goodwill impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, and our review at September 30, 2012, we determined that the fair value of our Medicaid reporting unit is more likely than not greater than the carrying value as of September 30, 2012. Our review included consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Part I - Item 1 - Note 1 - "Organization, Basis of Presentation and Significant Accounting Policies."

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of September 30, 2012, we had cash and cash equivalents of $1,062.3 million, investments classified as current assets of $209.8 million, long-term investments of $87.8 million and restricted investments on deposit for licensure of $66.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2012, the fair value of our fixed income investments would decrease by approximately $2.9 million. Similarly, a 1% decrease in market interest rates at September 30, 2012 would increase the fair value of our investments by approximately $3.0 million.

Interest Rate Market Risk

We are exposed to changes in interest rates on our Amended Credit Agreement, as amended, which is subject to variable interest rates dependent upon the Adjusted LIBOR for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.25% per annum for Eurodollar Loans. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2012, a 100 basis point increase in assumed interest rates on our Amended Credit Agreement would have an annual impact of $1.4 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at September 30, 2012 would decrease interest expense by $1.4 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2012 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For additional information regarding legal proceedings against us, see Part I – Item 1 – Note 10 – "Commitments and Contingencies," of this 2012 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them.  The discussion in "Item 2. Forward Looking Statements" is incorporated herein by reference. Set forth below are material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2011 Form 10-K.

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

Changes in state law, regulations and rules also may materially adversely affect our profitability. Requirements relating to managed care consumer protection standards, including increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, "clean claim" payment timing (claims for which no additional information is needed), physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. New health care reform legislation may require us to change the way we operate our business, which may be costly. Further, although we strive to exercise care in structuring our operations to comply in all material respects with the laws and regulations applicable to us, government officials charged with responsibility for enforcing such laws and/or regulations have in the past asserted and may in the future assert that we, or transactions in which we are involved, are in violation of these laws, or courts may ultimately interpret such laws in a manner inconsistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of laws and regulations could have a material adverse effect on our ability to operate under our government-sponsored programs and to continue to serve our members and attract new members, which could have a material adverse effect on our results of operations.

We believe The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") will bring about significant changes to the American health care system. While these measures are intended to expand the number of United States citizens covered by health insurance and make other coverage, delivery, and payment changes to the current health care system, the costs of implementing the 2010 Acts will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain level of payments to us and other health plans under Medicare.

The political environment is uncertain. The November 2012 election campaigns have focused substantially on the role of the government in health care as well as the nation's fiscal challenges. The Republican Party has generally expressed its intent to repeal or significantly limit provisions of the 2010 Acts and to implement significant reforms related to Medicare and Medicaid. The Democratic Party has generally expressed an opinion in favor of continuing to implement the 2010 Acts and to preserve the Medicare and Medicaid programs for current beneficiaries. The results of the November election could have a significant impact on the implementation of the Acts, and the funding and future design of Medicare and Medicaid and other programs created by the Acts.

Provisions of the 2010 Acts may become effective over the next several years. Several departments within the federal government are responsible for issuing regulations and guidance on implementing the 2010 Acts.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate and modified the Medicaid expansion provisions to make the expansion optional for states. The governors of Florida, South Carolina, Louisiana, Texas and Mississippi have declared that their states will not participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the 2010 Acts or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. In addition, the response of other companies to the 2010 Acts and adjustments to their offerings, if any, could have a meaningful impact in the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that regulations related to the 2010 Acts, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments. In addition, if the new non-deductible federal premium tax is imposed as enacted, and if we are unable to adjust our business model for each of our lines of business to address this new tax, it may have a material adverse effect on our results of operations, financial position, and cash flows.

The 2010 Acts include a number of changes to the way MA plans will operate, such as:

•
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a MA plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits until the following annual enrollment period, unless the individual seeks to enroll in a plan that has a five Star Rating. None of our health plans have yet achieved a five Star Rating. Beginning with the 2012 plan year, the 2010 Acts changed the annual enrollment period, which for 2012 began on October 15, 2011 and ended on December 7, 2011. Previously, open enrollment was from November 15 to December 31. Beginning on January 1, 2011, the 2010 Acts mandate that persons enrolled in an MA plan, other than a duals alignment demonstration plan, may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service rather than another MA plan. Members enrolled in a duals alignment demonstration plan may disenroll on a monthly basis. Prior law allowed a member to disenroll during the first 90 days of the year and enroll in another MA plan.

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

•
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of Star Ratings. Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved a four or higher overall Star Rating, but CMS expanded the quality bonus to plans with a three overall Star Rating for a three year period through 2014. Members of Congress have challenged whether CMS had the authority to expand the quality bonus. We cannot predict the ultimate resolution of this matter or the impact on our plans' quality bonus eligibility. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years will be excluded from mention in the CMS "Medicare and You" handbook, denoted as a "low performing" plan on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans' ability to maintain or increase membership. In addition, in April 2012, CMS announced that Part C and Part D Medicare plans with an overall Star Rating of less than three stars for three consecutive years may be terminated at CMS' discretion beginning on January 1, 2015. In October 2012, our Medicare plans in Connecticut, Florida, Hawaii, Illinois, and Ohio achieved a three Star summary rating, while our plans in Georgia, Louisiana, Missouri, New Jersey, New York and Texas received a 2.5 Star summary rating. While we are continuing efforts to improve our Star Ratings and other quality measures for 2013 and beyond, there is no guarantee that we will be able to maintain or improve our Star Ratings in future years.

•
Minimum MLRs. Beginning in 2014, the 2010 Acts require the establishment of a minimum medical loss ratio (minimum MLR) of 85% for the amount of premiums to be expended on medical benefits for MA plans. In November 2010 and December 2011, the Department of Health and Human Services ("HHS") issued rules clarifying the definitions and minimum MLR requirements for certain commercial health plans, but has not issued rules or guidance specific to Medicare plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR ratio, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR ratio. MLR is determined by adding a plan's total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). However, there can be no assurance that CMS will interpret the minimum MLR requirement in the same manner for Medicare plans. Although HHS has not issued specific guidance regarding the minimum loss ratio provision that is specific to Medicare plans, we are currently assessing the guidance issued for commercial plans in order to estimate which of our administrative costs might be considered to be quality improvement costs and be included as expense in the calculation.

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

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. The reforms allow states to expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

The 2010 Acts also include an annual assessment on the health insurance industry beginning in 2014. The legislation anticipates that the $8 billion health insurance industry assessment will increase in subsequent years. This assessment applies to all insurers including those offering Medicare and Medicaid plans. The imposition of this assessment will impact operating margins. In addition, in states in which we compete with not-for profit Medicaid health plans, we may need to reduce margins in order to assure price competitiveness.

We derive a significant portion of our Medicare revenue from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially impact our revenue and profits.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans' bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which would materially reduce our revenue and profits. Based on the outcome of our 2013 PDP bids, our plans will be below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2013, we will be auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We will retain our auto-assigned members in the five regions in which we bid within the de minimis range, however, we will not be auto-assigned new members in those regions during 2013. Our bid in the California region was not within the de minimis range, so we expect that most of our auto-assigned members in that region (approximately 200,000 as of September 30, 2012) will be moved to different plans in 2013. Consequently, we expect membership to decline materially in 2013. Our 2012 PDP bids were below the relevant benchmarks in five of the 34 CMS regions and within the de minimus range of the benchmark in 17 other CMS regions, compared to the 2011 PDP plans which were below the benchmark in 20 regions and within the de minimus range in eight other regions. This change resulted in the loss of approximately 7% of our PDP membership from December 31, 2011 to January 1, 2012.

Medicaid premiums are fixed by contract and do not permit us to increase our premiums during the contract term despite any corresponding medical benefits expense exceeding estimates.

Most of our Medicaid revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries. These payments are fixed by contract and we are obligated during the contract period, which is generally one to four years, to provide or arrange for the provision of health care services as established by state and federal governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. We have less control over costs related to the provision of health care services than we have over our selling, general and administrative expense. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. Further, our regulators set premiums using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. If our medical benefits expense exceeds our estimates or our regulators' actuarial pricing assumptions, we will be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations. Some hospital contracts are directly tied to state Medicaid fee schedules, in which case reimbursement levels will be adjusted up or down, based on adjustments made by the state to the impacted fee schedule. Therefore, it is possible for a state to increase the rates payable by us to hospitals used by our members without granting a corresponding increase in premiums to us. We have experienced such adjustments in the states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.

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

For example, our Medicaid plan in Kentucky has operated at an MBR of greater than 100% for each period since commencement. While we have begun to improve care coordination to manage costs, and we have received revenue enhancements from the state, we cannot be assured that these efforts will be successful or sufficient. In addition, one of the other managed care plans in the state of Kentucky recently announced its intention to terminate its contract with the state effective July 2013. The state announced its intention to transition those members to us and the other remaining managed care company; however, the ultimate outcome is uncertain. The addition of these members may adversely impact our MBR in Kentucky.

Historically, our MBR has fluctuated within a relatively narrow band. However, at any point, certain factors may cause our MBR ratios to increase beyond historical experience. Factors that may cause MBR to exceed our estimates include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any securities in the three months ended September 30, 2012 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended September 30, 2012, certain of our employees were deemed to have surrendered shares of our common stock to satisfy their tax withholding obligations associated with the vesting of shares of restricted common stock. The following table summarizes these repurchases:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	4,046	$64.71	N/A	N/A
August 1, 2012 through August 31, 2012	614	$54.89	N/A	N/A
September 1, 2012 through September 30, 2012	221	$60.16	N/A	N/A
Total during quarter ended September 30, 2012	4,881	$60.22	N/A	N/A

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

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our Amended Credit Agreement prohibits us from declaring or paying any cash dividends.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Dividend Restrictions.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2012 and June 30, 2012, on January 1, 2012, we adopted ASU 2011-05, "Presentation of Comprehensive Income," and ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which amended guidance on the presentation of comprehensive income. This amended guidance eliminated the presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present the components of other comprehensive income in a single continuous statement of comprehensive income. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Premium	$6,098,130	$5,430,190	$6,867,252
Investment and other income	8,738	10,035	10,912
Total revenues	6,106,868	5,440,225	6,878,164
Expenses:
Medical benefits	4,872,071	4,536,631	5,862,457
Selling, general and administrative	718,003	895,894	805,238
Medicaid premium taxes	76,163	56,374	91,026
Depreciation and amortization	26,454	23,946	23,336
Interest	6,510	229	3,087
Total expenses	5,699,201	5,513,074	6,785,144
Income (loss) from operations	407,667	(72,849)	93,020
Gain on repurchase of subordinated notes	10,807	—	—
Income (loss) before income taxes	418,474	(72,849)	93,020
Income tax expense (benefit)	154,228	(19,449)	53,149
Net income (loss)	264,246	(53,400)	39,871
Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	959	1,317	2,595
Income tax expense related to other comprehensive income	411	507	1,953
Other comprehensive income, net of tax	548	810	642
Comprehensive income (loss)	$264,794	$(52,590)	$40,513
Net income (loss) per share:
Basic net income per share	$6.17	$(1.26)	$0.95
Diluted net income per share	$6.10	$(1.26)	$0.95
Weighted average common shares outstanding:
Basic	42,817,466	42,365,061	41,823,497
Diluted	43,328,756	42,365,061	42,150,777

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index on page 66 hereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on October 31, 2012.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1

3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2

4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1

10.1	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing July 1, 2012 *†

10.2	Amendment No. 1, dated July 20, 2012 to the Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	July 23, 2012	10.1

10.3	Amendment No. 9 to Contract FA904 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. †

10.4	Amendment No. 12 to Contract FA905 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase †

10.5	Contract FA971 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan	8-K	September 24, 2012	10.1

10.6	Contract FA972 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase	8-K	September 24, 2012	10.2

10.7	Contract to Provide Comprehensive Medical Services dated as of October 1, 2012 between WellCare of Florida, Inc., and the Florida Healthy Kids Corporation	8-K	October 1, 2012	10.1

10.8	Amendment No. 1 to Contract XT220 between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc. d/b/a HealthEase †

10.9	Amendment No. 2 to Contract XT220 between the State of Florida Department of Elder Affairs and WellCare of Florida, Inc. d/b/a HealthEase †

10.10	Amendment No. 1 to Coordination of Benefits (Medicare Advantage Health Plan) Agreement between WellCare of Georgia, Inc. and the Georgia Department of Community Health †

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.11	Amendment No. 2 to Coordination of Benefits (Medicare Advantage Health Plan) Agreement between WellCare of Georgia, Inc. and the Georgia Department of Community Health †

10.12	Amendment No. 14 to Contract 0654 between WellCare of Georgia, Inc. and the Georgia Department of Community Health †

10.13	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	September 19, 2012	10.1

10.14
Form of Contract between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491), (k) WellCare of New York, Inc. (H3361) and (l) WellCare Health insurance of Illinois, Inc. (H9730)
		8-K	September 19, 2012	10.2

10.15	2013 Benefit Attestation to Contract H0117 between the Centers for Medicare & Medicaid Services and WellCare of Ohio, Inc.	8-K	September 19, 2012	10.03

10.16	2013 Benefit Attestation to Contract H0712 between the Centers for Medicare & Medicaid Services and WellCare of Connecticut, Inc.	8-K	September 19, 2012	10.04

10.17	2013 Benefit Attestation to Contract H0913 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance Plans of New Jersey, Inc.	8-K	September 19, 2012	10.05

10.18	2013 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	September 19, 2012	10.06

10.19	2013 Benefit Attestation to Contract H1112 between the Centers for Medicare & Medicaid Services and WellCare of Georgia, Inc.	8-K	September 19, 2012	10.07

10.20	2013 Benefit Attestation to Contract H1216 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri	8-K	September 19, 2012	10.08

10.21	2013 Benefit Attestation to Contract H1264 between the Centers for Medicare & Medicaid Services and WellCare of Texas, Inc.	8-K	September 19, 2012	10.09

10.22	2013 Benefit Attestation to Contract H1416 between the Centers for Medicare & Medicaid Services and Harmony Health Plan of Illinois, Inc.	8-K	September 19, 2012	10.10

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.23	2013 Benefit Attestation to Contract H1903 between the Centers for Medicare & Medicaid Services and WellCare of Louisiana, Inc.	8-K	September 19, 2012	10.11

10.24	2013 Benefit Attestation to Contract H2491 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Arizona, Inc.	8-K	September 19, 2012	10.12

10.25	2013 Benefit Attestation to Contract H3361 between the Centers for Medicare & Medicaid Services and WellCare of New York, Inc.	8-K	September 19, 2012	10.13

10.26	2013 Benefit Attestation to Contract H9730 between the Centers for Medicare & Medicaid Services and WellCare Health Insurance of Illinois, Inc.	8-K	September 19, 2012	10.14

10.27
Form of Medicare Mark License Agreement between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Ohio, Inc. (Contract H0117), (b) WellCare of Connecticut, Inc. (Contract H0712), (c) WellCare Health Insurance Plans of New Jersey, Inc. (Contract H0913), (d) WellCare of Florida, Inc. (H1032), (e) WellCare of Georgia, Inc. (H1112), (f) Harmony Health Plan of Illinois, Inc. dba Harmony Health Plan of Missouri (H1216), (g) WellCare of Texas, Inc. (H1264), (h) Harmony Health Plan of Illinois, Inc. (H1416), (i) WellCare of Louisiana, Inc. (H1903), (j) WellCare Health Insurance of Arizona, Inc. (H2491), (k) WellCare of New York, Inc. (H3361), (l) WellCare Health insurance of Illinois, Inc. (H9730) and (m) WellCare Prescription Insurance, Inc. (S5967)
		8-K	September 19, 2012	10.15

10.28	Amendment No. 3 to Coordination of Benefits Agreement dated June 16, 2011 between WellCare of Florida, Inc. and the Florida Agency for Health Care Administration †

10.29	Amendment No. 1 to Contract FA967 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc.†

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †

101.INS	XBRL Taxonomy Instance Document ††

101.SCH	XBRL Taxonomy Extension Schema Document ††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††

* Denotes a management contract or compensatory plan, contract or arrangement.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.