Form 10-K
period 2012-12-31
WELLCARE HEALTH PLANS, INC.
filed 2013-02-13
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2012 was approximately $2,270,561,000 (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 11, 2013, there were outstanding 43,215,622 shares of the registrant's Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this 2012 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2012 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes or suspensions or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, may affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

PART I

Item 1. Business.

OVERVIEW

We are a leading provider of managed care services to government-sponsored health care programs, focusing on Medicaid and Medicare. Headquartered in Tampa, Florida, we offer a variety of health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2012, we served approximately 2.7 million members nationwide. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

As of December 31, 2012, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, New York and Ohio. We also operated our Medicare Advantage ("MA") coordinated care plans ("CCPs") in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia. Effective as of January 1, 2013, we began serving Medicare members in Arizona as a result of our acquisition of certain assets of Desert Canyon Community Care from Humana, Inc. Effective as of February 1, 2013, we began serving Medicaid members in South Carolina as a result of our acquisition of UnitedHealth Group, Incorporated's South Carolina subsidiary. See further discussion below under "Acquisitions".

All of our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, California CCP, and Arizona CCP, which we respectively offer under the name 'Ohana, Easy Choice and Desert Canyon Community Care. For our Medicaid plans, we offer a number of brand names depending on the state, consisting of the Staywell and HealthEase brands in Florida, the 'Ohana brand in Hawaii, the Harmony brand name in Illinois and the WellCare brand name in Georgia, Kentucky, New York and Ohio.

A "managed care" plan can be defined as an integrated system that manages health care services for an enrolled population rather than simply providing or paying for them. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to "manage" care, including care management, capitation, risk-sharing or incentive-based arrangements with providers, the use of primary care physicians to act as primary care gatekeepers and the use of preferred provider networks.

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

In the following table, we have summarized membership for our business segments in each state that exceeds 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2012.

		Medicare Membership		Total Membership	Percent of Total Membership
State	Medicaid	MA	PDP
Georgia	570,000	19,000	31,000	620,000	23.3%
Florida	454,000	68,000	34,000	556,000	20.8%
California	—	39,000	260,000	299,000	11.2%
Kentucky	207,000	—	15,000	222,000	8.3%
Illinois	141,000	12,000	23,000	176,000	6.6%
New York	84,000	31,000	41,000	156,000	5.8%
All other states (1)	131,000	44,000	465,000	640,000	24.0%
Total	1,587,000	213,000	869,000	2,669,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

Acquisitions

In January 2013, we entered into an agreement to acquire Missouri Care, Inc., a subsidiary of Aetna, Inc. ("Missouri Care"). As of December 2012, Missouri Care served more than 100,000 Missouri HealthNet Medicaid program members in 54 counties across the state. Missouri Care has an extensive provider network that includes more than 50 hospitals and 9,500 physicians. The transaction is subject to regulatory approvals and certain other closing conditions. We anticipate that the transaction will close in the first half of 2013.

In January 2013, we acquired UnitedHealthcare's Medicaid business in South Carolina from UnitedHealth Group Incorporated. As of January 2013, UnitedHealthcare's Medicaid business in South Carolina served members in 39 of the state's 46 counties, including the Columbia and Greenville metropolitan areas, through the South Carolina Healthy Connections Choices program. It has a network that includes more than 30 hospitals, 1,800 primary care physicians, and 2,000 specialists.

In December 2012, we acquired certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans from Humana, Inc. Approximately 4,000 Desert Canyon plan members in Mohave and Yavapai Counties became members of our Arizona MA health plan on January 1, 2013.

In November 2012, we acquired all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. ("Easy Choice"). As of December 2012, Easy Choice served approximately 39,000 MA plan members in the Los Angeles, Orange, Riverside, and San Bernardino Counties in Southern California. This includes approximately 12,000 MA dual special needs plan ("D-SNP") members, making Easy Choice one of the largest D-SNPs in Los Angeles County. Easy Choice increased its 2013 service area to 11 California counties, including the San Diego area and five counties in northern California. More than 60% of California's 5 million Medicare eligibles reside in these counties. In addition, in 2013, Easy Choice began offering MA chronic condition special needs plans in five of the 11 counties in its service area. The Easy Choice acquisition provides us with a presence in a new and attractive market, and gives us a platform for meaningful growth in the western United States across our complementary lines of business. Additionally, Easy Choice's D-SNP membership dovetails with our strategy to focus on this population.

OUR VISION AND STRATEGY

We operate exclusively within the Medicare, Medicaid and Medicaid-related programs, serving the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. We are committed to operating our business in a manner that serves our key constituents – members, providers, government customers, and associates – while delivering competitive returns for our investors.

Vision

Our vision is to be the leader in government-sponsored health care programs in partnership with the members, providers, governments and communities we serve.

Mission

Our primary mission is to:

•	Enhance our members' health and quality of life;

•	Partner with providers and governments to provide cost-effective health care solutions, while improving health care quality and access; and

•	Create a rewarding and enriching environment for our associates.

We have defined three long-term strategic priorities:

•	Improving health care quality and access;

•	Achieving a competitive cost structure for administrative and medical expenses; and

•	Delivering prudent, profitable growth.

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

Achieving a competitive cost structure for administrative and medical expenses

Our cost management initiatives are concentrated on aligning our expense structure with our current revenue base through process improvement and other initiatives, focusing on ensuring a competitive cost structure in terms of both administrative and medical expenses. We continually assess opportunities to improve the efficiency and effectiveness of our administrative processes. In addition, as part of our medical expense initiatives, we have implemented provider contracting, case and disease management and pharmacy initiatives.

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

For a list of key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2012, and in the 2013 period prior to issuance of this 2012 Annual Report on Form 10-K, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.

MEDICARE AND MEDICAID HEALTH CARE PROGRAMS

The Congressional Budget Office ("CBO") estimated that in June 2012, approximately 55 million people were covered by the joint state and federally funded Medicaid program and approximately 50 million people were covered by the federally funded Medicare program. Of these, approximately 8 million people were dual-eligibles. In addition in 2010, approximately 8 million people were covered by the joint state and federally funded Children's Health Insurance Program ("CHIP") program.

Medicare

Medicare is a federal health insurance program that provides eligible persons age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. Medicare is federally administered by the Centers for Medicare and Medicaid Services ("CMS"). The Medicare program consists of four parts, labeled Parts A-D.

•
Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

•
Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and home health care are provided under Part B. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to an annual deductible.

The Part A and B programs are referred to as Original Medicare. Since the 1970s, Medicare beneficiaries have had the option to receive their Medicare benefits through private health plans, mainly health maintenance organizations ("HMOs"), as an alternative to Original Medicare. The Balanced Budget Act of 1997 named Medicare's managed care program "Medicare+Choice" and in 2003 it was renamed as MA under the Medicare Modernization Act ("MMA"). In geographic areas where a managed care organization has contracted with CMS pursuant to the MA program, Medicare beneficiaries may choose to receive benefits from a MA organization under Medicare Part C.

•
Part C—Under the MA program, private plans provide benefits to enrollees that are at least comparable to those offered under Original Medicare and can include prescription drug coverage. Part C benefits are provided through HMOs, preferred provider organizations ("PPOs") and private fee-for-service ("PFFS") plans. MA plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

•
Part D—Under Part D, which was established in 2003 by the Medicare Modernization Act ("MMA"), prescription drug benefits are offered by MA plans. Effective January 1, 2006, stand-alone PDP plans could also be offered to individuals eligible for benefits under Part A and/or enrolled in Part B. Plans can include varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance.

Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forgo Part D drug coverage. Beneficiaries enrolled in MA CCPs can join a plan with Part D coverage, select a stand-alone PDP or forgo Part D coverage. Dually-eligible beneficiaries, and certain beneficiaries who qualify for the low-income subsidy ("LIS") but do not enroll themselves in a PDP, are automatically assigned to a plan by CMS. These assignments are made amongst those PDPs which submitted bids below the applicable regional benchmarks for standard plans.

In 2012, projected Medicare spending was $556 billion, with more than 20% for Medicare Advantage. According to a January 2013 report by the Department of Health and Human Services ("HHS"), the number of Medicare beneficiaries is projected to grow at approximately 3% annually as a result of the aging of the U.S. population. Consequently, Medicare spending, including premiums to Medicare Advantage plans, is expected to grow significantly as baby boomers retire. In fact, according to the CBO, total Medicare spending is projected to double to approximately $1.1 trillion in 2022 due to growth in Medicare beneficiaries and sustained increases in health care costs.

In 2012, the majority of the 50 million people on Medicare were in the traditional Medicare program, with 27% enrolled in a MA plan. Since 2004, the number of beneficiaries enrolled in private plans has more than doubled from 5.3 million to 13.1 million in 2012. MA enrollment rates vary by state, ranging from 46% in Minnesota to less than 1% in Alaska, and vary within states by county.

Medicaid

Medicaid was established to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Within broad federal guidelines, each state may define its own package of covered medical services, resulting in considerable variation in the types of services covered and the amount of care provided across states. Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as CHIP, Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

CMS estimates total Medicaid spending in 2012 at approximately $459 billion, increasing to $491 billion in 2013. Approximately 57% of Medicaid funding comes from the federal government, with the remainder coming from state governments. Due to the Medicaid expansion provisions under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") passed in March 2010 (as discussed below), it is projected that Medicaid expenditures will increase an additional $1 trillion through 2022, with the federal government paying approximately 93% of these costs. Medicaid continues to be one of the fastest-growing and largest components of states' budgets. According to a report by the National Association of State Budget Officers in December 2012, Medicaid spending represented approximately 24% on average of a state's budget, and state spending for Medicaid grew an estimated 16% in 2012, as the portion of federal government funds declined.

Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating more need and competing for funding with other state priorities. As Medicaid consumes more and more of the states' limited dollars, states must either increase their tax revenues or reduce their total costs. Since states are limited in their ability to increase their tax revenues, states often look to reduce costs by reducing funds allotted for Medicaid or finding ways to control rising Medicaid costs, which may include reducing premium rates or imposing further restrictions on beneficiary eligibility. We believe that the most effective way to control rising Medicaid costs is through managed care.

States have traditionally provided Medicaid benefits using a fee-for-service system. However, states are now more frequently implementing a managed care delivery system for Medicaid benefits. In a managed care delivery system, people get most or all of their Medicaid services from an organization under contract with the state. According to the Kaiser Family Foundation, in 2012 all states except Alaska, New Hampshire and Wyoming have implemented comprehensive managed care programs. However, New Hampshire is currently in the process of implementing a statewide managed care program. Approximately two-thirds of all Medicaid beneficiaries are in some form of a managed care arrangement, either on a voluntary or mandatory basis. With the passage of health care reform legislation (as discussed below), states will expand coverage under the Medicaid program to an estimated 7 million people in 2014, which will increase to 12 million in 2022, according to the Congressional Budget Office. Expansion of Medicaid is likely to increase the number of people enrolled in and the amount of spending for managed care. Accordingly, the opportunity for growth in managed care may be significant.

Dual-eligibles

Those qualifying for both Medicare and Medicaid are defined as "dual-eligibles". For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. Medicaid pays for services above and beyond what Medicare covers, which is often referred to as wrap-around coverage. Medicaid may also cover some beneficiary cost-sharing associated with particular Medicare services. For Medicaid benefits that are not covered by Medicare, such as certain long-term care services, Medicaid covers the cost of these benefits unless there is another liable third-party payer. Medicaid is generally the payer of last resort. The Medicare and Medicaid services that dual-eligibles receive do not blend seamlessly with one another. The programs often have different eligibility requirements or scope of coverage for the same (or similar) services. Fragmentation can result in providers lacking information about the full range of services someone receives (which could compromise health care decision-making); beneficiary confusion; cost inefficiencies in Medicare and Medicaid; and poorer quality of care and health care outcomes for the beneficiary.

There are approximately 8.3 million dual-eligibles according to CMS, and Federal and state governments spend approximately $300 billion annually on the dual-eligible population and according to CMS, they make up 17% of Medicaid enrollees but incur 39% of its expenses. Presently, only 12%-15% of dual-eligibles are covered by private health plans. It is imperative to enhance care options for dual-eligibles as the numbers are expected to shoot up with an aging population and increased life expectancy among Americans with disabilities. As such, dual-eligibles have become an immediate target for spending reductions and quality improvements in care. The 2010 Acts created a federal Medicare-Medicaid Coordination Office to serve dual-eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state demonstration projects intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee for service basis, which is required to produce cost savings ("Duals Alignment Demonstration Program").

As of January 2013, three states have executed Memorandums of Agreement with CMS to participate in the program, a key step in demonstration implementation, and eighteen states are still negotiating with CMS on their demonstration parameters. CMS has issued guidance that no programs will begin before April 1, 2013 and the target enrollment will be limited to 1 to 2 million beneficiaries. Exact implementation times vary by state. CMS has issued guidance indicating that dual-eligible beneficiaries participating in the states' Duals Alignment Demonstration Programs cannot be forced to remain in a duals alignment plan and will be allowed to switch between plans on a monthly basis. However, enrollment in a MA plan is limited to the federally designated annual enrollment period or in the event of a special election period unless the individual seeks to enroll in a plan that has obtained a score of 5 on Medicare's quality performance system ("Star Ratings"). None of our health plans have yet achieved 5 stars. For this reason, dual-eligible beneficiaries subject to a dual alignment demonstration programs will only be able to elect to remain in or join a WellCare plan during the annual enrollment period or special election periods.

The guidance promulgated by CMS requires a cost savings to both Medicare and Medicaid. To the extent that the assumed savings are deemed unrealistic, these programs could limit the number of states in which we choose to provide services. If the rates are deemed sufficient to support the provision of high quality care, we may choose to bid for participation in these programs.

In addition, certain states' programs have not permitted us to participate, since those states require plans to be licensed as a Medicaid provider or restrict participation to fee for service programs. For those states that have a Duals-Eligible Demonstration Program in which we do not participate, the membership in our MA and PDP plans in those states would be reduced. Per CMS guidance, Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

General Economic and Political Environment Impacting our Business

The U.S. health care economy currently comprises approximately 18% of the U.S. gross domestic product, according to CMS. We expect overall spending on health care in the U.S. to continue to rise due to inflation, medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.

The general economic environment remains challenging, with continued high unemployment throughout 2012 and sluggish job growth. During an economic downturn individuals lose jobs and their incomes decline, more individuals qualify and enroll in Medicaid which increases program spending. At the same time, increases in unemployment have a negative impact on state tax revenues, which could make it more difficult for states to pay their share of Medicaid spending increases. As a result, budgetary challenges at the federal and state level may continue. We expect that the state and federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers. The "maintenance of effort" requirements under the 2010 Acts generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. These provisions are due to phase out for adults in Medicaid in 2014 and for children in 2019. However, the 2012 Supreme Court decision regarding the 2010 Acts has created some uncertainty regarding whether the maintenance of effort provisions can be enforced. In the event that they cannot, states could seek to restrict eligibility or tighten enrollment procedures.

The political environment is uncertain. Although the President signed into law the Budget Control Act of 2011 on August 2, 2011, the Congressional Super Committee failed to reach an agreement on a budget. On January 2, 2013, President Obama signed the American Taxpayer Relief Act of 2012 delaying the imposition of sequestration until March 2013. As a result, in the absence of Congressional intervention, approximately $1.2 trillion in domestic and defense spending reductions would begin in March 2013. The Budget Control Act of 2011 stipulates that payments to Medicare providers may be reduced by no more than 2% and exempts Medicaid from the automatic spending cuts. At this time, we cannot predict the impact of this pending legislation.

Because the rate of growth of Medicare expenses is outpacing the growth rate of the economy, and the trust funds are not adequately funded, Congress has proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model and various cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several programs have been offered to modify the Medicaid program including moving from a match program to a block grant, moving to a per-capita system, and limiting the use of provider taxes to fund the state's portion of the Medicaid program. We do not know whether these proposals will pass, or the impact the ultimate reform will have on our business.

In addition, Congress has annually appropriated funds to avoid the imposition of the Sustainable Growth Rate formula, enacted by the Balanced Budget Act of 1997, on physician payments under Medicare. The cut to physician payments that would result from the imposition of the Sustainable Growth Rate formula would be approximately 25% at the start of 2014. The cuts could have a significant impact on health care provider willingness to participate in Medicare programs. Congress has not yet appropriated funds for these payments for 2014 and may fail to do so, or may delay doing so which could cause delays in receipt of payments from CMS for our MA plans.

Health Care Reform

In March 2010, the 2010 Acts became law and significantly reformed various aspects of the U.S. health insurance industry. Financing for these reforms will come in part from substantial additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. While regulations and interpretive guidance on some provisions of the 2010 Acts have been issued to date by the HHS, the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners ("NAIC"), there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of this legislation on our overall business, which we expect to occur over the next several years.

The 2010 Acts include a number of changes to the way MA plans are operating, or will operate, such as:

•
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a MA plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits until the following annual enrollment period. Beginning with the 2012 plan year, the 2010 Acts changed the annual enrollment period, which now begins in mid-October and ends in early December. Previously, open enrollment was from November 15 to December 31. Also beginning on January 1, 2011, the 2010 Acts began mandating that persons enrolled in MA may disenroll only during the first 45 days of the year and only may enroll in traditional Medicare fee-for-service rather than another MA plan. Prior law allowed a member to disenroll during the first 90 days of the year and enroll in another MA plan.

•
Reduced Medicare Premium Rates. In 2012, MA plans received a range of 95% of Medicare fee-for-service costs in high-cost areas to 115% of Medicare fee-for-service costs in low-cost areas, with changes being phased-in over two to six years, depending on the level of payment reduction in a county.

•
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of certain quality performance measures ("Star Ratings"). Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) became eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS has expanded the quality bonus to three star plans for a three-year period through 2014. Members of Congress have challenged whether CMS had the authority to expand the quality bonus. We cannot predict the ultimate resolution of this matter or the impact on our plans' quality bonus eligibility. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years will be excluded from mention in the CMS "Medicare and You" handbook, denoted as "low performing" plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans' ability to maintain or increase membership. In addition, in April 2012, CMS announced that Part C and Part D Medicare plans with an overall Star Rating of less than three stars for three consecutive years may be terminated at CMS' discretion beginning on January 1, 2015.

•
Minimum MLRs. Beginning in 2014, the 2010 Acts require the establishment of a minimum medical loss ratio ("minimum MLR") for MA plans, requiring them to spend not less than 85% of premiums on medical benefits. While HHS has issued rules clarifying the definitions and minimum MLR requirements for certain commercial health plans, it has not issued rules or guidance specific to MA plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan's total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). However, there can be no assurance that CMS will interpret the minimum MLR requirement in the same manner for MA plans. CMS is considering imposing the minimum MLR on Part D plans as well.

With respect to PDPs, beginning in 2010 through 2020, the "coverage gap" (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) will be gradually closed, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our PDPs.

The health reforms in the 2010 Acts present both challenges and opportunities for Medicaid plans. The reforms expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for Medicaid plans.

Additionally, the 2010 Acts will impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and annual premium-based assessments on the insurance industry, worth approximately $8 billion beginning in 2014, with increasing annual amounts thereafter. The assessments will impact margins and will not be deductible for income tax purposes. If plans are unable to adjust their business model to address this new tax, it may have a material adverse effect on our results of operations, financial position, and cash flows.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the provisions in the 2010 Acts requiring all Americans meeting certain income qualifications to purchase health insurance meeting certain standards or to pay a financial penalty ("the individual mandate"). The Supreme Court made the expansion of the states' Medicaid programs to individuals with incomes up to 133% of the federal poverty line optional; however, the effect of the modification to the Medicaid expansion requirements remains to be seen. We expect some, but not all, of the states we operate in will participate in the Medicaid expansion. States also have the option to create state-based exchanges. As of January 7, 2013, 24 states and the District of Columbia have submitted applications or letters of intent to run part or all of their health insurance marketplaces. Seventeen states and the District of Columbia have received conditional approval to operate state-based exchanges; two states have received conditional approval to run partnership exchanges with the federal government. February 15, 2013 is the deadline for states to notify the federal government of their intent to run a partnership exchange.

As discussed above, implementing regulations and related interpretive guidance continue to be issued on several significant provisions of the 2010 Acts. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the 2010 Acts and adjustments to their offerings, if any, could have a meaningful impact on the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that regulations related to the 2010 Acts, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium-based assessment and other assessments.

OUR PRODUCT SEGMENTS

Our operations are conducted in three business segments: Medicaid, MA and PDP, which correspond with the Medicaid and Medicare products that we offer. Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2012		2011		2010
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,587,000	59.5%	1,451,000	56.6%	1,340,000	60.3%
MA	213,000	8.0%	135,000	5.3%	116,000	5.2%
PDP	869,000	32.5%	976,000	38.1%	768,000	34.5%
Total	2,669,000	100.0%	2,562,000	100.0%	2,224,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2012		2011		2010
Segment	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total
Medicaid	$4,471.2	60.4%	$3,581.5	58.7%	$3,308.8	60.9%
MA	1,936.4	26.2%	1,479.8	24.3%	1,336.1	24.6%
PDP	992.6	13.4%	1,036.8	17.0%	785.3	14.5%
Total	$7,400.2	100.0%	$6,098.1	100.0%	$5,430.2	100.0%

Medicaid

Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD and other state-based programs that are not part of the Medicaid program, such as CHIP, FHP, and MLTC programs. For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we are operating in five of the ten largest membership states. We are the largest Medicaid health plan by revenue in Florida, Georgia, Hawaii and Kentucky. As of January 2013, our Florida Medicaid program is the only Medicaid plan serving every county in the state.
The Medicaid programs and services we offer to our members vary by state and county and are designed to effectively serve our constituencies in the communities in which we operate. Although our Medicaid contracts determine to a large extent the type and scope of health care services that we arrange for our members, in certain markets we customize our benefits in ways that we believe make our products more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from primary care and preventive programs to full hospitalization and long-term care.

In general, members are required to use our network to receive care, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs. In addition, members generally must receive a referral from their primary care providers ("PCPs") in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicaid Membership

The following table summarizes our Medicaid segment membership by the programs we offer.

	As of December 31,
	2012	2011	2010
Medicaid
TANF	1,212,000	1,159,000	1,085,000
CHIP	207,000	162,000	168,000
SSI and ABD and other	146,000	115,000	77,000
FHP	22,000	15,000	10,000
Total	1,587,000	1,451,000	1,340,000

We received over 10% of our consolidated premium revenue in 2012, 2011 and 2010, individually, from the states of Florida and Georgia and, in 2012, Kentucky, and the membership for those states is summarized in the following table.

	As of December 31,
	2012	2011	2010
Medicaid
Georgia	570,000	562,000	566,000
Florida	454,000	404,000	415,000
Kentucky	207,000	129,000	—
All other states*	356,000	356,000	359,000
Total	1,587,000	1,451,000	1,340,000

*	"All other states" consists of Hawaii, Illinois, New York, and Ohio and, in 2011 and 2010, Missouri.

We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio has contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period. We currently estimate that the transfer of our Ohio Medicaid members to other plans should be substantially complete in the first quarter of 2013, but it may extend through June 30, 2013.

Medicaid Segment Revenues

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium per member per month ("PMPM") pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally receive premium payments during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states. For example, Georgia has delayed making supplemental payments for obstetric deliveries and newborns to us. In some instances, our base premiums are subject to risk score adjustments based on our members' acuity. Generally, the risk score is determined by the state by analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In Georgia, Illinois, Kentucky, New York and Ohio, we are eligible to receive supplemental payments for obstetric deliveries and newborns. In Missouri, we earned supplemental payments for obstetric deliveries and newborns through the expiration of our contract on June 30, 2012. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.

The following table sets forth information relating to premium revenues, net of premium taxes, from the states of Florida, Georgia and Kentucky, as well as all other states on an aggregate basis.

	For the Years Ended December 31,
	2012		2011		2010
State	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue
Georgia	$1,460.8	33.3%	$1,449.3	41.3%	$1,374.7	41.5%
Florida	970.9	22.1%	881.1	25.1%	889.7	26.9%
Kentucky	723.7	16.5%	86.2	2.5%	—	—%
All other states*	1,233.6	28.1%	1,088.9	31.1%	1,044.4	31.6%
Total	$4,389.0	100.0%	$3,505.5	100.0%	$3,308.8	100.0%

*	"All other states" consists of Hawaii, Illinois, Missouri, New York and Ohio. Effective as of June 30, 2012, our Missouri contract expired and was not renewed.

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical services and to the extent that we expend less than the minimum percentage of the premiums on eligible medical service, we are required to refund all or a portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Our current state contracts are set to expire or renew between June 2013 and August 2015. The following table sets forth the terms and expiration dates of our material Medicaid contracts with the states of Florida and Georgia, the two states that each accounted for greater than 10% of our consolidated premium revenues during 2012, 2011, and 2010, and with Kentucky, a third state that accounted for greater than 10% of our consolidated premium revenues during 2012.

State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	Medicaid (Staywell)	3-year term(1)	August 31, 2015
Florida	Medicaid (HealthEase)	3-year term(1)	August 31, 2015
Georgia	Medicaid and CHIP	1-year term with 1 one- year renewal (2)	June 30, 2013
Kentucky	Medicaid	3-year term with 4 one- year renewals (3)	July 5, 2014
___________
(1) The Florida Agency for Health Care Administration ("AHCA") recently began a competitive procurement program to award contracts for Medicaid managed care across the state. These contracts may be terminated early, possibly at the end of 2013, with the new contracts expected to begin in the first quarter of 2014.

(2)
Our Georgia contract commenced in July 2005 and currently has one additional one-year option term, exercisable by the Georgia Department of Community Health ("Georgia DCH"), which potentially extends the total term until June 30, 2014. In addition, in 2012 Georgia DCH advised us that it intends to further amend our contract to add an additional two one-year option terms which would potentially extend the total term until June 30, 2016.

(3)
Our original Kentucky contract, not including Region 3, commenced in July 2011 and we began offering services to members on November 1, 2011. The contract has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018.

In October 2012, we were awarded a contract by the Commonwealth of Kentucky to coordinate physical, behavioral and dental care for a total of approximately 170,000 Medicaid eligible beneficiaries in Medicaid Managed Care Region 3, which consists of 16 counties. We began serving Medicaid beneficiaries in Region 3 effective January 1, 2013. As of January 1, 2013, our membership for this region was estimated to be more than 20,000.
Medicare Advantage (MA)

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons. These benefits are provided through our MA plans, which are comprised of CCPs. CCPs are administered through HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

As of January 1, 2013, we offer MA plans in a total of 204 counties across 14 states, with over 15 million eligible beneficiaries in these service areas. For 2013, we expanded our Medicare Advantage service area by 53 counties in Florida, Georgia, Illinois, Kentucky, New York, and Texas. We offer duals special needs plans ("D-SNPs") in nearly all the counties that we serve, and approximately 33% of our MA members are "dually eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

Some of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers, except in specific cases such as emergencies, transition of care or when specialty providers are unavailable in our network to meet their medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may pay incremental cost-sharing. We also offer D-SNPs for those who are dually-eligible for Medicare and Medicaid in most of our MA markets. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

In October 2012, our Medicare plans in Connecticut, Florida, Hawaii, Illinois, and Ohio achieved a three Star summary rating, while our plans in Georgia, Louisiana, Missouri, New Jersey, New York and Texas received a 2.5 Star summary rating.
MA Membership

As of December 31, 2012, 2011 and 2010, we had approximately 213,000, 135,000 and 116,000 MA members, respectively. Membership at December 31, 2012 includes 39,000 California members resulting from the Easy Choice acquisition, which closed in November 2012. Membership as of January 1, 2013 was approximately 250,000, a 71% increase compared to the 146,000 members at January 31, 2012, and a 17% increase from the 213,000 as of December 31, 2012. Excluding the Desert Canyon and Easy Choice acquisitions, our January 2013 enrollment was approximately 194,000 members, an increase of 11% from 174,000 members as of December 2012. In January 2013 our Easy Choice plan achieved enrollment of approximately 52,000, and through the closing of the Desert Canyon acquisition, we added approximately 4,000 members to our January 2013 membership, as well as our 14th Medicare state, Arizona. At this time, we expect MA segment membership to continue to grow during the remaining months of 2013, as we leverage our success in serving dually-eligible members as well as the broader growth in the Medicare population.

MA Segment Revenues

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates had a minimal impact on premiums recorded during the periods presented.

MA premium revenue for the year ended December 31, 2012, 2011 and 2010 was approximately $1,936.4 million, $1,479.8 million and $1,336.1 million, respectively. We currently offer MA plans under separate contracts with CMS for each of the states in which we offer such plans. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable by the parties; our current MA contracts expire on December 31, 2013.

Medicare Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each Medicare member. The risk-adjustment model apportions premiums paid to all plans according to the health status of each beneficiary enrolled and pays more for MA members with predictably higher costs. We collect claims and encounter data from inpatient and ambulatory treatment settings and submit the data to CMS, within prescribed deadlines, which are used to calculate the risk-adjusted premiums we receive. CMS establishes the premium payments to MA plans generally at the beginning of the plan year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.
We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our estimates are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.

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

Prescription Drug Plans (PDPs)

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our PDP segment. The Medicare Part D program offers national in-network prescription drug coverage with more than 60,000 pharmacies, subject to limitations in certain circumstances.

We offer PDP plans in 49 states and the District of Columbia and are focused on value-conscious beneficiaries. For 2013, we launched a new PDP product that we believe is well positioned as a low-cost enhanced plan targeted to value-focused beneficiaries that actively choose their plan. We estimate that we added over 110,000 members to this plan through the 2013 annual election period. As of January 1, 2013, approximately 75% of our membership is comprised of beneficiaries that actively chose us for their current plan.

Our PDP contract with CMS is renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

PDP Membership

As of December 31, 2012, 2011 and 2010, we served approximately 869,000, 976,000 and 768,000 PDP members, respectively. Membership as of December 31, 2012 decreased by 107,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years. Based on the outcome of our 2013 PDP bids, our plans are below the benchmarks in 14 of the 34 Centers for Medicare & Medicaid Services ("CMS") regions and within the de minimis range of the benchmark in five other CMS regions. Comparatively, in 2012, our plans were below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we are being auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We are retaining our auto-assigned members in the 5 regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2013. Members previously auto assigned to our PDP plans in regions for which our 2013 bids were not within the de minimus range were reassigned to other plans as of January 1, 2013. Membership as of January 1, 2013 was approximately 750,000, a decrease of 119,000, or approximately 14% from 869,000 as of December 31, 2012, due to the reassignment to other plans of members who were previously auto-assigned to us, primarily in California, offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans. We expect membership for the remainder of 2013 to be relatively stable, as we focus on marketing our PDP products to those who actively choose us to offset normal attrition.

PDP Segment Revenues

Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries. The premium and subsidy components under Part D are described below.

Member Premium—We receive a monthly premium from members based on the plan year bid we submitted to CMS. The member premium, which is fixed for the entire plan year, is recognized over the contract period and reported as premium revenue.

CMS Direct Premium Subsidy—Represents monthly premiums from CMS based on the plan year bid submitted by plan sponsors to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS. Refer to the "Medicare Risk-Adjusted Premiums" section under the "Medicare Advantage (MA)" segment discussion above for a more detailed description of risk-adjusted premiums.

Low-Income Premium Subsidy—For qualifying LIS members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon the member's income level, which is determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy (LICS)—For qualifying LIS members, CMS reimburses plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. LICS subsidies are paid by CMS prospectively as a fixed amount PMPM, and are determined based upon the plan year bid submitted by plan sponsors to CMS. Following the plan year, CMS performs an annual reconciliation of the LICS received by the plan sponsor to the actual amount paid by the plan sponsor.

Catastrophic Reinsurance Subsidy—CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount PMPM, and are determined based upon the plan year bid submitted by plan sponsors to CMS. Following the plan year, CMS performs an annual reconciliation of the catastrophic reinsurance subsidy received by the plan sponsor to the actual amount paid by the plan sponsor.

Coverage Gap Discount Subsidy—Since 2011, CMS has provided monthly prospective payments for pharmaceutical manufacturer discounts made available to members. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. Following the plan year, CMS performs an annual reconciliation of the prospective discount payments received by the plan sponsor to the amount of actual manufacturer discounts made available to each plan sponsor's enrollees under the program.

Low-income cost sharing, catastrophic reinsurance subsidies and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as a financing activity in our consolidated statements of cash flows. After the close of the annual plan year, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. We do not have a history of adjustments for the coverage gap discount subsidy as the 2011 plan year, which was the year CMS implemented the coverage gap discount subsidy, has not yet been settled by CMS.

CMS Risk Corridor—Premiums from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in the plan year bid to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to plan sponsors and variances of more than 5% below the target amount will require plan sponsors to refund to CMS a portion of the premiums received. Historically, we have not experienced material adjustments related to the CMS settlement of the prior plan year risk corridor estimate.

PDP premium revenue for the year ended December 31, 2012, 2011 and 2010 was approximately $992.6 million, $1,036.8 million and $785.3 million, respectively. We offer our PDPs under a single contract with CMS, which has a term of one year expiring on December 31, 2013 and is renewable by the parties.

OUR OPERATIONS

Provider Networks and Provider Reimbursement Methods

We contract with a wide variety of health care providers to provide our members with access to medically-necessary services. Our contracted providers deliver a variety of services to our members including: primary and specialty physician care; laboratory and imaging services; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

The following are the types of providers in our Medicaid and MA CCP contracted networks:

•	Professionals such as PCPs, provider groups, specialty care physicians, psychologists and licensed social workers;

•	Facilities such as hospitals with inpatient, outpatient and emergency services, skilled nursing facilities, outpatient surgical facilities and diagnostic imaging centers;

•	Ancillary providers such as laboratory providers, radiology, home health, physical therapy, speech therapy, occupational therapy, ambulance providers and transportation providers; and

•	Pharmacies, including retail pharmacies, mail order pharmacies and specialty pharmacies.

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

Facility, pharmacy, dental, vision and behavioral health contracts cover medically-necessary services and, under some of our plans, enhanced benefits. These contracts typically have terms of one to four years with some of the agreements automatically renewing at the end of the contract period, unless otherwise specified in writing by either party. During the contract period, these agreements typically can be terminated without cause upon written notice by either party, but the notification period may range from 90 to 180 days and early termination may subject the terminating party to financial penalties.

The contract terms require providers to participate in our quality improvement and utilization review programs, which we may modify from time to time. Providers must also adhere to applicable state and federal regulations.

We periodically review the fees paid to providers and make adjustments as necessary. Generally, our contracts with providers do not allow for automatic annual increases in reimbursement levels. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, in which case reimbursement levels will be adjusted up or down, generally on a prospective basis, based on adjustments made by the state or CMS to the appropriate fee schedule.

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

To help ensure quality of care, we credential and re-credential all professional providers with whom we contract, including physicians, psychologists, licensed social workers, certified nurse midwives, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician directly or through delegated arrangements. This credentialing and re-credentialing is performed in accordance with standards required by CMS and consistent with the standards of the National Committee for Quality Assurance ("NCQA").

We reimburse some of our PCPs on a fixed-fee PMPM basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the PCP as well as coordination of care from other providers as described above. In certain markets, services such as vaccinations and laboratory or screening services delivered by the PCP may warrant reimbursement in addition to the capitation payment. Further, in some markets, PCPs may also be eligible for incentive payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance. These incentive payments may be paid as a periodic bonus or when the PCP submits documentation of a member's receipt of services. In limited instances, specialty care provider groups in certain regions are paid a capitation rate to provide specialty care services to members in those regions.

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and level of medical treatment provided to our members to help improve the quality of care provided and comply with regulatory reporting requirements. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance.

PCPs in our MA CCP products and, in limited instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align the interests of the PCPs with ours. PCPs participating in specialized risk arrangements cover 76% and 25% of our MA and Medicaid membership, respectively, as of December 31, 2012. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the applicable fee-for-service program. For the year ended December 31, 2012 and 2011, approximately 10% and 12%, respectively, of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 90% and 88%, respectively, were on a fee-for-service basis. During the years ended December 31, 2012 and 2011, approximately 13% and 15%, respectively, of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 87% and 85%, respectively, were on a fee-for-service basis.

In addition, our recent amendments to our Medicaid contracts with AHCA required us to comply with federal law related to increased reimbursements to Medicaid providers. We do not currently expect to increase the reimbursement amounts until we receive an adjustment to the premium rates we receive, but if we are required to do so in the future, our medical benefits expense and medical benefits ratio would increase.
Facilities

Our health plans arrange for hospital care primarily through contracts with selected hospitals in their service areas for coverage of medically-necessary care. These hospital contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. These contracts typically can be canceled by either party, without cause, usually upon 90 days written notice. In some cases a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

Inpatient services are sometimes reimbursed as a fixed global payment for an admission based on the associated diagnosis related group, or DRG, as defined by CMS. In many instances, certain services, such as implantable devices or particularly expensive admissions, are reimbursed as a percentage of hospital charges either in addition to, or in lieu of, the DRG payment. Certain facilities in our networks are reimbursed on a negotiated rate paid for each day of the member's admission, known as a per diem. This payment varies based upon the intensity of services provided to the member during admission, such as intensive care, which is reimbursed at a higher rate than general medical services.

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

In Florida, AHCA plans to amend the DRG schedule that it uses to set rates for certain providers whose contracts are tied to Medicaid effective July 1, 2013, which may increase or decrease our payments to these providers.
Ancillary Providers

Our typical ancillary agreements provide for coverage of medically-necessary care and, in general, have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be canceled by either party, without cause, usually upon 90 days written notice. In some cases a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

Ancillary providers, who provide services such as laboratory services, home health, physical, speech and occupational therapy, and ambulance and transportation services, are reimbursed on a capitation or fee-for-service basis.

Pharmacies

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

Member Recruitment

Our member recruitment and marketing efforts for both Medicaid and Medicare members are heavily regulated by state agencies and CMS. For many products, we rely on the auto-assignment of members into our plans, including our PDP plan. The auto-assignment of a beneficiary into a health or prescription drug plan generally occurs when that beneficiary does not choose a plan. The agency with responsibility for the program determines the approach by which a beneficiary becomes a member of a plan serving the program. Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently include a plan's rates, the outcome of a bidding process, quality scores or similar factors. For example, CMS auto-assigns PDP members based on whether a plan's bids during the annual renewal process are above or below the CMS benchmark. In most states, our Medicaid health plans benefit from auto-assignment of individuals who do not choose a plan but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary's previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan's quality or performance status, a plan's network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region.

Our Medicaid marketing efforts are regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions can be revised from time to time. Several states, including our three largest Medicaid states, Florida, Georgia and Kentucky, do not permit direct sales by Medicaid health plans. We rely on member selection and auto-assignment of Medicaid members into our plans in those states.

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

Enrollment in our PDPs is impacted by the auto-assignment of members, which is subject to a bid process whereby we submit to CMS our estimated costs to provide services in the next fiscal year. For example, based on the outcome of our 2013 PDP bids, our plans are below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2013, we are being auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. Members previously auto assigned to our PDP plans in regions for which our 2013 bids were not within the de minimis range are being reassigned to other plans in 2013. Comparatively, in 2012, our prescription drug plans were below the benchmarks in five regions and within the de minimus ranges in 17 other regions. We are retaining our auto-assigned members in the five regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2013. Consequently, our PDP membership has declined to approximately 750,000 as of January 1, 2013. We expect membership for the remainder of 2013 to be relatively stable as we focus on marketing our PDP products to those who actively choose us to offset normal attrition.

Enrollment into our plans is also subject to suspension or termination due to sanctions. For example, during 2009, CMS imposed a sanction against us that prohibited us from the marketing of, and enrolling members into, all lines of our Medicare business from March until the sanction was released in November of 2009. As a result of the sanction, we were also not eligible to receive auto-assignment of low-income subsidy, dually-eligible beneficiaries into our PDPs for January 2010 enrollment.

Quality Improvement

We are focused on improving quality across all of our lines of business, which is critical to the continued growth and success of our business. We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our quality improvement program provides the basis for our quality and utilization management functions and outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. Our operating expenditures for quality improvement costs increased by more than 60% in 2012 compared to 2011. For 2013, we expect to sustain our investment consistent with the level of premium revenues, as was the case in 2012.

Our quality improvement activities will continue to focus on:

•	Preventive health and wellness and care management;

•	Case and disease management;

•	Health plan accreditation;

•	Provider credentialing

•	Provider education and incentives for closing care gaps;

•	Member education and outreach;

•	Information technology initiatives related to the above activities; and

•	Audits and oversight

Preventive health and wellness and care management

We sponsor a number of initiatives aimed at the promotion of healthy lifestyles and the prevention of disease, including preventive screenings, health education programs to inform members about health care issues and healthy behaviors and health assessment & counseling to inform members how to use the resources and services available to them to help reduce preventable diseases.

Case and disease management

Some examples of our intervention programs include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations.

Accreditation

Several of our health plans are accredited by nationally-recognized independent organizations that have been established to measure health plans' commitment to effective management and accountability. Our Florida HMOs are currently accredited by URAC and our Georgia, Hawaii and Missouri HMOs are accredited by NCQA. In January 2013, our Florida Medicaid and Medicare health plans were awarded NCQA accreditation. We remain dedicated to our long-term target of attaining accreditation for all of our health plans and currently expect NCQA accreditation in a number of states before the end of 2013.

Provider credentialing

We credential physicians, hospitals and other health care professionals in our participating provider networks using quality criteria which meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years, depending on applicable state laws.

Provider education and incentives for closing care gaps

As part of our quality improvement program, at times we have implemented changes to our reimbursement methods to reward those providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopt evidence- based guidelines for members with chronic conditions. Additionally, several of our markets have provider incentives for closing care gaps inherent to the health care system. This initiative has resulted in increased member experiences to drive improvement in the quality of care.

Member education and outreach

Regarding our members, we are focused on improving access to a high-performing network of providers, including PCPs, specialists and ancillary providers, and ensuring that members see the appropriate providers, based on clinical condition. If members experience difficulties in maintaining their appointments with providers, we will proactively outreach to members telephonically or arrange for home visits to assess and close care gaps. We are focused on enhancing our members' experience by improving service and reducing complaint levels through improved grievance and appeals processes and member satisfaction surveys. In June 2011, we successfully launched new customer service tools to support more intensive management of care gaps, which has resulted in over 45,000 member education sessions, many involving real time appointment setting with our providers.

Information technology initiatives

We understand the importance of information technology in improving the level of service that we can provide to our members. Accordingly, we continue to invest in our information technology infrastructure and capabilities including tools that support our focus on improving our ability in providing members with quality health care. We have specialized systems to support our quality improvement activities and to gather information from our systems to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements, such as evaluating the effects of particular preventive measures.

Oversight and audits

Internally, our quality improvement programs benefit from executive oversight and project management processes. Additionally, each of our health plans has a Quality Improvement Committee comprised of senior members of management, medical directors and other key associates of ours. Each of these committees report directly to the applicable health plan boards of directors, which have ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and re-credentialing. Several of these subcommittees include physicians as committee members.

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

We conduct routine site audits of select providers and medical record audits to ensure the effectiveness of our quality improvement programs.

Technology

The accurate and timely capture, processing and analysis of critical data are cornerstones for providing managed care services. Focusing on data is also essential to operating our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We use our information system for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes which could result in our incurring substantial costs to improve our operations and services. We recently completed an upgrade of our core operating systems. This new technology will enable further progress on our work to improve service and productivity, and positions us to comply with future regulatory requirements such as the implementation of ICD-10 by October 2014. This upgrade will also support our health care quality and access initiatives.

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

Reinsurance

We bear underwriting and reserving risks associated with our HMO and insurance subsidiaries. We retain certain of these risks through our wholly-owned, captive insurance subsidiary. We reduce exposure to large catastrophic losses by insuring levels of coverage for losses in excess of what we retain internally with highly-rated, unaffiliated insurance companies. However, we remain liable in the event these insurance companies are unable to pay their portion of the losses, so we continually monitor the financial condition of these companies to ensure that they are maintaining these high ratings.

Outsourcing Arrangements

Our care and service delivery model is designed to optimize our use of our personnel versus third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management and behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. Our dependence on these vendors makes our operations vulnerable to such third parties' failure to perform adequately under our contracts with them. In addition, where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and include service level guarantees in our contracts where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.
Centralized Management Services

We provide centralized management services to each of our health plans from our Tampa, Florida headquarters and call centers, with the current exceptions of our recently acquired California and South Carolina HMO subsidiaries. We expect to integrate and begin providing services directly to these subsidiaries once we receive regulatory approval to do so, which we expect to occur before the end of 2013. These services include information technology, product development and administration, finance, human resources, accounting, legal, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing and customer service and are provided by a non-regulated affiliated administrator. We have managed behavioral health care for the Kentucky Medicaid program since its inception in November 2011 and plan to begin insourcing behavioral health services for most of our health plans in 2013.

Employees

We refer to our employees as associates. As of December 31, 2012, we had approximately 4,460 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our associates.

OUR COMPETITION

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

As a result, the number of companies with which we compete varies significantly depending on the geographic market, business segment and line of business. For example, in Florida, the Medicaid program currently does not specifically restrict the number of participating plans. In contrast, the Georgia Department of Community Health, which operates the Georgia Families and PeachCare programs, awarded contracts to only three plans. We compete with one or two other plans in each of the six regions in Georgia. Likewise, in our Medicare business, the number of competitors varies significantly by geography. In most cases, there are numerous other Medicare plans and other competitors. We believe a number of our competitors in both Medicare and Medicaid have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.

Competitive Factors—Program Participation

Regardless of whether the number of health plans serving a program is limited, we believe government agencies determine program participation based on several criteria. These criteria generally include the terms of the bids as well as the breadth and depth of a plan's provider network; quality and utilization management processes; responsiveness to member complaints and grievances; timeliness and accuracy of claims payment; financial resources; historical contractual and regulatory compliance; quality scores, references and accreditation; and other factors.

Competitive Factors—Network Providers

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

Obtaining Members

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

Medicaid Competitors

In the Medicaid managed care market, our principal competitors for state contracts, members and providers include the following types of organizations:

•
MCOs—Managed care organizations ("MCOs") that, like us, receive state funding to provide Medicaid benefits to members. Many of these competitors operate in a single or small number of geographic locations. There are a few multi-state Medicaid-only organizations that are able to leverage their infrastructure over a larger membership base. Competitors include private and public companies, which can be either for-profit or non-profit organizations, with varying degrees of focus on serving Medicaid populations.

•	Medicaid Fee-For-Service—Traditional Medicaid offered directly by the states or a modified version whereby the state administers a primary care case management model.

•
PSNs—A Provider Service Network ("PSN") is a network of providers that is established and operated by a health care provider or group of affiliated health care providers. A PSN operates as either a fee-for-service ("FFS") health plan or as a prepaid health plan that, like us, receives a capitated premium to provide Medicaid benefits to members. A PSN that operates as a FFS health plan is not at risk for medical benefit costs. FFS PSNs are at risk for 50% of their administrative cost allocation if their total costs exceed the estimated at-risk capitation amount.

Medicare Competitors

In the Medicare market, our primary competitors for contracts, members and providers include the following types of competitors:

•
Original Fee-For-Service Medicare—Original Medicare is available nationally and is a fee-for-service plan managed by the federal government. Beneficiaries enrolled in Original Medicare can go to any doctor, supplier, hospital or other facility that accepts Medicare and is accepting new Medicare patients.

•
Medicare Advantage and Prescription Drug Plans—MA and stand-alone Part D plans are offered by national, regional and local MCOs and insurance companies that serve Medicare beneficiaries. In addition, prescription drug plans are being offered by or co-branded with retail drug store chains or other retail store chains, which may be able to offer lower priced plans and achieve benefits from integration with their pharmacy benefit management operations.

•
Employer-Sponsored Coverage—Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from MA plans and may select an HMO, PPO and/or PDP to provide these benefits.

•
Medicare Supplements—Original Medicare pays for many, but not all, health care services and supplies. A Medicare supplement policy, commonly called "Medigap", is private health insurance designed to supplement Original Medicare by covering the cost of items such as co-payments, coinsurance and deductibles. Some Medicare supplements cover additional benefits for an additional cost. Medicare supplement plans can be used to cover costs not otherwise covered by Original Medicare, but cannot be used to supplement MA plans.

REGULATION IMPACTING OUR BUSINESS

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and rules occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate. For further information, see the Provider Networks and Reimbursement Methods discussion above. In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the Medicare Risk-Adjusted Premiums discussion above.

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

We have entered into contracts with Medicaid agencies in each state in which we operate Medicaid plans. Some of the states in which we operate award contracts to applicants that can demonstrate that they meet the state's minimum requirements. Other states engage in a competitive bidding process for all or certain programs. In either case, we must demonstrate to the satisfaction of the respective agency that we are able to meet certain operational and financial requirements. For example:

•	we must measure provider access and availability in terms of the time needed for a member to reach the doctor's office;

•	our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services;

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

Once awarded, our Medicaid program contracts generally have terms of one to three years. Most of these contracts provide for renewal upon mutual agreement of the parties, or at the option of the government agency, and both parties have certain early termination rights. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting and grievance procedures.

Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic utilization reports, operations reports and other information to the appropriate Medicaid program regulatory agencies.

Our compliance with the provisions of our contracts is subject to monitoring or examination by state regulators. Certain contracts require us to be subject to quality assurance evaluations by a third-party organization.

Medicare programs

Medicare is a federal health insurance program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in various types of MA plans, such as MA CCP plans, PPO benefit plans or MA PFFS plans, in areas where such plans are offered. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member's health condition. Currently, we only offer CCP plans under the MA program.

Along with other Part D plans, both PDPs and Medicare Advantage-Prescription Drug Plans ("MA-PDs"), we bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a national benchmark. CMS pays the Part D plans a percentage of the benchmark on a PMPM basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member's Part D premium and certain other cost sharing expenses.

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

Our MA and PDP plans perform ongoing monitoring of our compliance with the CMS requirements, including functions performed by vendors. From time to time, CMS conducts examinations of our compliance with the provisions of our MA and PDP contracts.

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance department in the state in which they operate, except our New York HMO subsidiary, which is licensed as a prepaid health services plan by the New York State Department of Health, and our California HMO, which is licensed by the California Department of Managed Health Care. The subsidiaries are subject to the rules, regulation and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries' capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

Our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds, entering into other arrangements with related parties, acquisitions or similar transactions involving an HMO or insurance company, or any change in control. For purposes of these laws, in general, control commonly is presumed to exist when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of another entity.

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2012, our HMO operations in all states except California, New York, and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $926.0 million and $858.0 million at December 31, 2012 and 2011, respectively, compared to the required surplus of approximately $383.0 million and $310.0 million at December 31, 2012 and 2011, respectively.

The statutory framework for our regulated subsidiaries' minimum capital requirements changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators' overall oversight powers. For example, the state of New York adopted regulations that increase the reserve requirement annually until 2018. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Moreover, if we expand our plan offerings in a state or pursue new business opportunities, we may be required to make additional statutory capital contributions.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2012, 2011 and 2010, we received $192.0 million, $92.0 million and $45.7 million respectively, in cash dividends from our regulated subsidiaries.

Also, we may only invest in the types of investments allowed by a particular state in order to qualify as admitted assets in that state and we are required by certain states to deposit or pledge assets that are considered restricted assets. At December 31, 2012 and 2011, our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. government securities.

HIPAA and State Privacy Laws

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the regulations adopted under HIPAA are intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans to:

•	protect the privacy and security of patient health information through the implementation of appropriate administrative, technical and physical safeguards; and

•	establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format.

We are also subject to state laws that provide for greater privacy of individuals' health information; such laws are not preempted by HIPAA.

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

Federal and state laws and regulations governing submission of information and claims to agencies

We are subject to federal and state laws and regulations that apply to the submission of information and claims to various agencies. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a "whistleblower" such as a disgruntled former associate, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit.

A number of states, including states in which we operate, have adopted false claims acts that are similar to the federal False Claims Act.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 8725 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our corporate website is http://www.wellcare.com. We make available on this website or in print, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission ("SEC").

Also available on our website, or in print to any stockholder upon request, are WellCare's Corporate Governance Guidelines and Code of Conduct and Business Ethics, as well as charters of the following committees of the Board of Directors: the Audit and Finance Committee, Compensation Committee, Health Care Quality and Access Committee, Nominating and Corporate Governance Committee and Regulatory Compliance Committee. In addition, we intend to disclose any amendments to, or waivers of, our Code of Conduct and Business Ethics on our website. To obtain printed materials contact Investor Relations at WellCare Health Plans, Inc., 8725 Henderson Road, Tampa, Florida 33634. In addition, the SEC's website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC's website is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business

Failure to maintain satisfactory quality scores could negatively impact our premium rates, subject us to penalties, limit or reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts.

Quality scores are used by certain agencies to establish premium rates or, in the case of CMS, to pay bonuses to better-performing MA plans that enable those plans to offer improved member health benefits to attract more members. In certain states, plans that do not meet the quality measures can be required to refund premiums previously received, or pay penalties, or the plan may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. If the state determines that we have failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, at the discretion of the state. We are unable to predict what actions the state may take, if any, when assessing our contractual performance.

In addition, lower quality scores compared to our competitors may result in us losing potential new business in new markets, obtaining regulatory approval for acquisitions and expansions or dissuading potential members from choosing our plan in markets in which we already compete. As a result, lower quality scores compared to our competitors could have a material adverse effect on our rate of growth.

Medicaid premiums are fixed by contract and do not permit us to increase our premiums during the contract term, therefore, if we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could cease to be profitable.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive, or medical benefits ratio, can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

•
the addition of new members, whether by acquisition, new enrollment, program startup or expansion, whose risk profiles are uncertain or unknown and for whom initiatives to manage their care take longer than expected;

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	higher-than-expected utilization of health care services;

•	periodic renegotiation of hospital, physician and other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them; and

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations and/or practices.

If our medical benefits expense increases and we are unable to manage these medical costs effectively in the future, our profits could be reduced or we may not remain profitable.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, determined by the types of members in our plans. These payments are fixed by contract and we are obligated during the contract period, which is generally one to four years, to provide or arrange for the provision of health care services as established by states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. If our medical benefits expense exceeds our estimates or our regulators' actuarial pricing assumptions, and we are unable to adjust the premiums we receive under our current contracts, it could have a material adverse effect on our results of operations.

In particular, our Medicaid plan in Kentucky has operated at an MBR of greater than 100% for each period since we began our operations there in November 2011. While we have begun to improve care coordination to manage costs, and we have received revenue enhancements from Kentucky, we cannot be assured that these efforts will be successful or sufficient. In addition, one of the other managed care plans in Kentucky announced its intention to terminate its contract with the commonwealth effective July 2013, and some of those members may be transferred to our plan; however, the plan may decide to remain in Kentucky or we may not be allocated any of these members even if the other plan does exit Kentucky. The addition of these members may adversely impact our MBR in Kentucky.

In addition, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for an SSI member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow and results of operations.

Our membership is concentrated in certain geographic areas in the U.S., and unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in those geographic areas could therefore have a disproportionately adverse effect on our operating results.

Some provider contracts are directly tied to state Medicaid fee schedules, which the state or CMS may adjust without granting a corresponding increase in premiums to us. For example, in Florida the state is considering implementing changes to the Medicaid fee schedules, which may increase our reimbursement rates to providers. We have experienced such adjustments in the states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.

Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustments of the payment could adversely affect our financial position, results of operations or cash flows.

Although we maintain reinsurance to protect us against certain severe or catastrophic medical claims, we cannot assure you that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Difficulties in successfully executing acquisitions, expansions and other significant transactions may have a material adverse effect on our results of operations, financial position and cash flows.

As part of our prudent, profitable growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. In 2012, we completed two acquisitions, Easy Choice in California and Desert Canyon in Arizona, and in January 2013, we completed our acquisition of UnitedHealth Group Incorporated's South Carolina Medicaid plan. Our acquisition of Aetna, Inc.'s Missouri Medicaid plan is pending closing.

Once an attractive acquisition target is identified, we may not be successful in bidding against competitors. Other potential acquirers may have greater financial resources or different profitability criteria than we have. Depending on the transaction size, we may not be able to obtain appropriate financing, especially in light of the volatility in the capital markets over the past several years.
Even if we are successful in bidding against competitors, we may not be able to obtain the regulatory approval from federal and state agencies required to complete the acquisition. We may not be able to comply with the regulatory requirements necessary for approval of the acquisition or state regulators may give preference to competing offers made by locally-owned entities, competitors with higher quality scores or not-for-profit entities.

In addition, when making award determinations and regulatory approvals of acquisitions and expansions, regulators frequently consider the plan's historical regulatory compliance, litigation and reputation and we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result of the previous federal and state investigations, stockholder and derivative litigation, restatement during 2009 of our previously issued financial statements and related matters, and the criminal trial of certain of our former executives and employees that is scheduled to begin in the first quarter of 2013, we have been, and may continue to be, the subject of negative publicity. As a result, continuing negative publicity and other negative perceptions regarding these matters may adversely affect our ability to grow.

Once acquired, we may have difficulties integrating the businesses within our existing operations, due to:

•	associates who must become familiar with our operations and corporate culture;

•	acquired provider networks which operate on different terms than our existing networks and whose contracts may need to be renegotiated;

•	existing members who decide to switch to another health care plan;

•	disparate administrative and information technology systems; and

•	difficulties implementing our operations strategy to operate the acquired businesses profitably.

Furthermore, we may incur significant transaction expenses in connection with a potential acquisition or expansion opportunity which may not be successful. These expenses could impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

Our rate of expansion into other geographic areas may also be inhibited by:

•	the time and costs associated with obtaining the necessary license to operate in the new area or the expansion of our licensed service area, if necessary;

•	lower quality scores compared to our competitors;

•	participation in fewer lines of business compared to our competitors;

•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•	CMS or state contract provisions regarding quality measures, such as CMS star ratings;

•	competition, which increases the cost of recruiting members;

•	the cost of providing health care services in those areas;

•	demographics and population density; and

•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

In any program start-up, acquisition, expansion, or re-bid, the implementation of the contract as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, incumbency, participation in other lines of business, membership assignment (allocation of members who do not self-select), errors in the bidding process, difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers, and noncompliance with contractual requirements with which we do not yet have experience and similar risks. Our business, particularly plans for expansion or increased membership levels, could be negatively impacted by these delays or changes.

Growth could also place a significant strain on our management and on other resources and we are likely to incur additional costs if we enter states or counties where we do not currently operate. Our ability to manage our growth may depend on our ability to retain and strengthen our management team; attract, train and retain skilled associates; and implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions and expansions, such growth could materially adversely affect our short-term profitability and liquidity.

Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Future changes in existing health care laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to change our operating structure;

•	increasing mandated benefits;

•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	restricting our revenue and enrollment growth;

•	requiring us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, "clean claim" payment timing (claims for which no additional information is needed), mandated increases in provider reimbursement rates, physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may materially adversely affect our profitability.

We believe The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") will bring about significant changes to the American health care system. These measures are intended to expand the number of United States residents covered by health insurance and make other coverage, delivery, and payment changes to the current health care system. The costs of implementing the 2010 Acts will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare.

The 2010 Acts will also impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and annual assessments on all health insurers, worth approximately $8 billion beginning in 2014, which will increase in subsequent years. The imposition of this assessment will impact our operating margins. In addition, in states in which we compete with not-for profit Medicaid health plans, we may need to reduce margins in order to assure price competitiveness. As a result, this new tax may have a material adverse effect on our results of operations, financial position and cash flows.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the 2010 Acts and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the 2010 Acts or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the 2010 Acts could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels.

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

The 2010 Acts include a number of changes that could impact the way MA plans will operate, such as:

•
Reduced Medicare Premium Rates. In 2012, MA plans received a range of 95% of Medicare fee-for-service costs in high-cost areas to 115% of Medicare fee-for-service costs in low-cost areas, with changes being phased-in over two to six years, depending on the level of payment reduction in a county.

•
CMS Star Ratings. Certain provisions in the 2010 Acts tie MA premiums to the achievement of Star Ratings. Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved a four or higher overall Star Rating, but CMS expanded the quality bonus to plans with a three overall Star Rating for a three year period through 2014. Members of Congress have challenged whether CMS had the authority to expand the quality bonus. We cannot predict the ultimate resolution of this matter or the impact on our plans' quality bonus eligibility. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years will be excluded from mention in the CMS "Medicare and You" handbook, denoted as "low performing" plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans' ability to maintain or increase membership. In addition, in April 2012, CMS announced that Part C and Part D Medicare plans with an overall Star Rating of less than three stars for three consecutive years may be terminated at CMS' discretion beginning on January 1, 2015. Some of our plans have less than three stars. While we are continuing efforts to improve our Star Ratings and other quality measures for 2013 and beyond, there is no guarantee that we will be able to maintain or improve our Star Ratings in future years.

•
Minimum MLRs. Beginning in 2014, the 2010 Acts require MA plans to spend not less than 85% of premiums on medical benefits. While the Department of Health and Human Services ("HHS") has issued rules clarifying the definitions and minimum medical loss ratio ("MLR") requirements for certain commercial health plans, it has not issued rules or guidance specific to Medicare plans. The rules that have been issued impose financial and other penalties for failing to achieve the minimum MLR ratio, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan's MA contract for prolonged failure to achieve the minimum MLR ratio. CMS is considering imposing the minimum MLR on Part D plans as well.

From 2010 through 2020, the "coverage gap" (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D will be gradually closed, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could also impact the cost structure of our Part D programs.

The health reforms in the 2010 Acts present both challenges and opportunities for our Medicaid business. The reforms allow states to expand eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the 2010 Acts will be positive or negative for our Medicaid business.

We encounter significant competition for program participation, members, network providers, key personnel and sales personnel and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our growth prospects and results of operations.

We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share, greater financial resources and better quality scores than we have in some markets. We operate in, or may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable business which could have a material adverse effect on our results of operations.

Regulatory reform or other initiatives may bring additional competitors into our markets. Regulators may prefer companies that operate in multiple lines of business when we bid on new business or renewals of existing business, in which we may not operate.

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

In addition, we compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on several criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints and other factors. We cannot be sure that we will be able to successfully attract or retain providers to maintain a competitive network in the geographic areas we serve.

We may not be able to attract or retain qualified management, clinical and commercial personnel in the future due to the intense competition for qualified personnel in the managed care and health care industry and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.

Our MA plans are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may frequently also recommend and/or market health care benefits products of our competitors, and we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract or retain sales personnel and third-party brokers, consultants and agents or if we do not adequately provide support, training and education to this sales network regarding our product portfolio, which is complex, or if our sales strategy is not appropriately aligned across distribution channels.

To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, maintain or increase our revenue growth, and control medical cost trends, and/or our pricing flexibility, may be adversely affected. Failure to compete successfully in the markets we serve may have a material adverse effect on our growth prospects and results of operations. For a discussion of the competitive environment in which we operate, see Part I, Item 1 – Business – Competition.

Risk-adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms, and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue.

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans' risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required.

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. It is likely that a payment adjustment will occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, reduced premium rates, or delayed payment of earned premiums may adversely impact our business.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, CHIP and ABD. We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2012, three of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers (Florida, Georgia and Kentucky) accounted for contracts that have terms of between one and three years with varying expiration dates.

Our Florida Medicaid contracts expire in August 2015, however we currently anticipate that these will be terminated early, possibly as early as the end of 2013. The Florida agency that operates the state's Medicaid program recently began a competitive procurement process to award contracts for Medicaid managed care across the state. The agency expects to award contracts under the competitive procurement in 2013. We currently intend to submit a proposal under this process but we cannot assure you our proposal will be successful.

Our contracts with other states are generally intended to run for one to three years and in some cases may be extended for one or two additional years if the state or its agent elects to do so. Our current state contracts are set to expire or renew between June 2013 and December 2015. When our state contracts expire, they may be opened for bidding by competing health care providers. There is no guarantee that our contracts will be renewed or extended. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs due to difficult macroeconomic conditions and increases in the Medicaid eligible population. We anticipate this will require government agencies with which we contract to find funding alternatives, which may result in reductions in funding. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and results of operations. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Based on the outcome of our 2013 PDP bids, our plans are below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2013, newly-eligible members are being auto-assigned into our plans for the 14 regions that are below the benchmark. We will retain our auto-assigned members in the five regions in which we bid within the de minimis range; however, we will not be auto-assigned new members in those regions during 2013. As of January 1, 2013, the beneficiaries who had previously been auto-assigned to our plans in the 15 regions in which our bids were neither below the benchmark nor within the de minimis range were reassigned to other plans.

We are subject to extensive government regulation and risk of litigation, and any violation by us of the terms of our contracts, applicable laws or regulations could have a material adverse effect on our results of operations.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. Any violation by us of applicable laws or regulations could reduce our revenues and profitability, thereby having a material adverse effect on our results of operations.
      We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers' alleged malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or adverse result from litigation could result in:

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future service or geographic expansion; and

•	suspension or loss of one or more of our licenses to act as an insurer, HMO or third party administrator or to otherwise provide a service.

In particular, because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as "fraud and abuse" laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties and assessments. Many states, including states where we currently operate, have enacted parallel legislation. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent.

Some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial position, results of operations and cash flows. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to defend false claim actions, pay fines or be excluded from Medicare, Medicaid or other state or federal health care programs as a result of investigations arising out of such actions.

For example, in October 2008, the Civil Division of the United States Department of Justice (the "Civil Division") informed us that as part of its civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act. We also learned from a docket search that a former employee filed a qui tam action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. With respect to these actions, in April 2012, we announced that we reached a settlement with the Civil Division, the Civil Division of the United States Attorney's Office for the Middle District of Florida, and the Civil Division of the United States Attorney's Office for the District of Connecticut. However, other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future.

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation. In connection with some of these pending matters, including the upcoming criminal trial of certain of our former executives and associates, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses and expect to continue to do so while these matters are pending. We have exhausted our insurance for these matters, and expenses incurred by us for these matters will not be further reimbursed.

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

We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with these audits, see Risk adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations above.

In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling health care and other insurance products and the payments they receive. These have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies' products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of brokers and agents who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.

We rely on a number of third parties, and failure of any one of the third parties to perform in accordance with our contracts could have a material adverse effect on our business and results of operations.

Our care and service delivery model is designed to optimize our use of our personnel versus third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management and behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

We rely on the accuracy of eligibility lists provided by our government clients to collect premiums, and any inaccuracies in those lists may cause states to recoup premium payments from us, which could materially reduce our revenues and results of operations.

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program or are eligible for a different premium category or a different program. Our review of remittance files may not identify all member eligibility errors and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be reduced as a result of the state's failure to pay us for related payments we made to providers and were unable to recoup. We have established a reserve in anticipation of recoupment by the states of previously paid premiums that we believe to be erroneous, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it could have a material adverse effect on our results of operations.

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

We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data these difficulties could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.

If we are unable to have access to sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions due to our existing credit agreement, restrictions on dividend payments from our subsidiaries, or higher statutory capital levels, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Our business strategy has been defined by three primary initiatives, one of which includes our ability to enter new markets by pursuing attractive growth opportunities for our existing product lines. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities.

Our ability to enter new markets may be hindered in situations where we need to access the public markets and financing may not be available on terms that are favorable to us. Our ability to obtain favorable financing may be unfavorable in terms such as high rates of interest, restrictive covenants and other restrictions and could impede our ability to profitably operate our business and increase the expected rate of return we require to enter new markets, making such efforts unfeasible.

Our credit agreement has restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Our debt service obligations require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in the credit agreement or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt which could harm our long-term business prospects.

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

In addition, in most states, we are required to seek the prior approval of state regulatory authorities to transfer money or pay dividends from our regulated subsidiaries in excess of specified amounts or, in some states, any amount. Extraordinary dividends require approval by state regulators prior to declaration. If our state regulators do not approve payments of dividends and/or distributions by certain of our regulated subsidiaries to us or our non-regulated subsidiaries, our liquidity, unregulated cash flows, business and financial condition may be materially adversely affected.

Our licensed HMO and insurance subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital and maintenance of certain financial ratios, as defined by each state. One or more of these states may raise the statutory capital level from time to time, which could have a material adverse effect on our cash flows and liquidity.

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

On April 26, 2011, we entered into a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Officer of Inspector General of the Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to us under review by OIG-HHS. The Corporate Integrity Agreement requires us to maintain various ethics and compliance programs that were designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, requirements for reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

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

We are exposed to fluctuations in the securities and debt markets, which could impact our investment portfolio.

Our investment portfolio represents a significant portion of WellCare's assets and is subject to general credit, liquidity, market and interest rate risks. Market fluctuations in the securities and credit markets could impact the value or liquidity of our investment portfolio and adversely impact interest income. As a result, we may experience a reduction in value or loss of liquidity which may materially impact our results of operations, liquidity and financial condition.

Risks Related to Ownership of Our Stock

We are subject to laws, government regulations and agreements that may delay, deter or prevent a change in control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to stockholders.

Our operating subsidiaries are subject to state laws that require prior regulatory approval for any change of control of an HMO or insurance company. For purposes of these laws, in most states "control" is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity, subject to certain exceptions. These laws may discourage acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter into transactions that some or all of our stockholders find favorable.

In addition, certain of our settlements require us to make additional payments upon the occurrence of certain change of control events. These include a $35.0 million payment in the event that we are acquired or otherwise experience a change in control within three years of March 23, 2012, the effective date of the final settlement agreement with the Civil Division of the United States Department of Justice (the "Civil Division"), the Civil Division of the United States Attorney's Office for the Middle District of Florida (the "USAO"), and the Civil Division of the United States Attorney's Office for the District of Connecticut to settle their pending inquiries. Additionally, if, within three years following the May 4, 2011 execution of the settlement agreement with the lead plaintiffs in the consolidated securities class action against us, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we will be required to pay to the class an additional $25.0 million.

(17) Our stock price and trading volume may be volatile and future sales of our common stock could adversely affect the trading price of our common stock.

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;

•	changes in the market's expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the health care industry generally;

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to trends in our markets;

•	changes or proposed changes in the laws and regulations affecting our business;

•	acquisitions and financings by us or others in our industry; and

•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.

We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time an indeterminate amount of any combination of debt securities, common and preferred stock and warrants. The registration statement allows us to seek additional financing, subject to the SEC's rules and regulations relating to eligibility to use Form S-3. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Holders of shares of our common stock have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Risks Related to Information Technology

If we are unable to maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs we could experience operational disruptions and other materially adverse consequences to our business and results of operations.

Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems assists us in, among other things, marketing and sales and membership tracking, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, and planning and analysis. These systems also support our customer service functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and financial reporting.

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

Additionally, events outside our control, including terrorism or acts of nature such as hurricanes, earthquakes, or fires, could significantly impair our information systems, applications and critical business functions. To help ensure continued operations in the event that our primary operations are rendered inoperable, we have a disaster recovery plan to recover critical business functionality within stated timelines. Our plan may not operate effectively during an actual disaster and our operations and critical business functions could be disrupted, which would have a material adverse effect on our results of operations.

Our costs to comply with laws governing the transmission, security and privacy of health information could be significant, and any disruptions or security breaches in our information technology systems could have a material adverse effect on our results of operations.

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

Failure to keep our computer networks, information technology systems, computers and programs and our members' and customers' sensitive information secure from attack, damage or unauthorized access, whether as a result of our action or inaction or that of one of our business associates or other vendors, could adversely affect our reputation, membership and revenues and also expose us to mandatory disclosure to the media, contract termination, litigation (including class action litigation), and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results or financial condition.

Our measures to prevent security breaches may not be successful. As we expand our business, including through acquisitions and organic growth, increase the amount of information we make available to members and consumers on mobile devices and expand our use of social media, our exposure to these data security and related cybersecurity risks, including the risk of undetected attacks, damage or unauthorized access, increases, and the cost of attempting to protect against these risks also increases.

Under the American Recovery and Reinvestment Act of 2009 ("ARRA"), civil penalties for HIPAA violations by covered entities are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. In addition, imposition of these penalties is now more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties became mandatory in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement and, within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

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

We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more guidance becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, associate education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA's complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA and may require us to incur significant costs in order to seek to comply with its requirements.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 2014, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. We also lease office space for the administration of our health plans in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

Item 3. Legal Proceedings.

United States Department of Health and Human Services

In April 2011, we entered into a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years. The Corporate Integrity Agreement requires various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.

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

Other Lawsuits and Claims

Separate and apart from the legal matter described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims, tax disputes, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods listed.

	High	Low
2012
First Quarter ended March 31, 2012	$73.10	$70.61
Second Quarter ended June 30, 2012	$56.00	$52.71
Third Quarter ended September 30, 2012	$56.94	$56.37
Fourth Quarter ended December 31, 2012	$48.90	$47.54
2011
First Quarter ended March 31, 2011	$41.99	$41.40
Second Quarter ended June 30, 2011	$52.78	$51.41
Third Quarter ended September 30, 2011	$39.62	$37.90
Fourth Quarter ended December 31, 2011	$53.27	$52.38

The last reported sale price of our common stock on the New York Stock Exchange on February 11, 2013 was $52.88. As of February 11, 2013, we had approximately 27 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2007, to December 31, 2012 with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Centene Corporation, Cigna Corp., Coventry Health Care Inc., Health Net Inc., Humana, Inc., Molina Healthcare, Inc., Unitedhealth Group, Inc., Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the custom composite index on December 31, 2007. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
## Among WellCare Health Plans, Inc., the S&P 500 Index, and Custom Composite Index (12 Stocks)

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
WellCare Health Plans, Inc.
S&P 500
Custom Composite Index (12 Stocks)

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
WellCare Health Plans, Inc.	$100	$30	$87	$71	$124	$115
S&P 500 Index	$100	$63	$80	$92	$94	$109
Custom Composite Index (12 stocks)	$100	$45	$57	$63	$87	$91

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Restrictions on Dividends.

Unregistered Issuances of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program.

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 2012 Form 10-K. The data for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, is derived from consolidated financial statements and related notes included elsewhere in this 2012 Form 10-K. The data for the years ended December 31, 2009 and 2008, and as of December 31, 2010, 2009 and 2008, is derived from audited financial statements not included in this 2012 Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Premium:
Medicaid	$4,389,068	$3,505,448	$3,252,377	$3,165,705	$2,902,120
Medicaid premium taxes	82,164	76,163	56,374	91,026	88,929
Total Medicaid	4,471,232	3,581,611	3,308,751	3,256,731	2,991,049
Medicare Advantage	1,936,378	1,479,750	1,336,089	2,775,442	2,436,226
PDP	992,607	1,036,769	785,350	835,079	1,055,795
Total premium	7,400,217	6,098,130	5,430,190	6,867,252	6,483,070
Investment and other income	8,815	8,738	10,035	10,912	38,837
Total revenues	7,409,032	6,106,868	5,440,225	6,878,164	6,521,907
Expenses:
Medical benefits (7):
Medicaid	3,892,076	2,890,090	2,888,467	2,847,826	2,569,201
Medicare Advantage	1,630,565	1,198,764	1,067,178	2,311,591	2,070,694
PDP	781,293	859,113	638,892	755,733	937,693
Total medical benefits	6,303,934	4,947,967	4,594,537	5,915,150	5,577,588
Selling, general and administrative (1)(7)	690,842	642,107	837,988	752,545	797,557
Medicaid premium taxes	82,164	76,163	56,374	91,026	88,929
Depreciation and amortization	31,531	26,454	23,946	23,336	21,324
Interest (2)	4,122	6,510	229	3,087	11,340
Goodwill impairment (3)	—	—	—	—	78,339
Total expenses	7,112,593	5,699,201	5,513,074	6,785,144	6,575,077
Income (loss) from operations	296,439	407,667	(72,849)	93,020	(53,170)
Gain on repurchase of subordinated notes (4)	—	10,807	—	—	—
Income (loss) before income taxes	296,439	418,474	(72,849)	93,020	(53,170)
Income tax expense (benefit)	111,711	154,228	(19,449)	53,149	(16,337)
Net income (loss)	$184,728	$264,246	$(53,400)	$39,871	$(36,833)
Net income (loss) per share:
Basic	$4.29	$6.17	$(1.26)	$0.95	$(0.89)
Diluted	$4.22	$6.10	$(1.26)	$0.95	$(0.89)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Statistics:
Medical benefits ratio (7):
Medicaid, including premium taxes	87.0%	80.7%	87.3%	87.4%	85.9%
Medicaid (5)	88.7%	82.4%	88.8%	90.0%	87.2%
Medicare Advantage	84.2%	81.0%	79.9%	83.3%	82.8%
PDP	78.7%	82.9%	81.4%	90.5%	88.8%
SG&A expense ratio, including premium taxes	9.3%	10.5%	15.4%	10.9%	12.2%
SG&A expense ratio (6)(7)	9.4%	10.6%	15.6%	11.1%	12.4%
Membership:
Consolidated	2,669,000	2,562,000	2,224,000	2,321,000	2,532,000
Medicaid	1,587,000	1,451,000	1,340,000	1,349,000	1,300,000
Medicare Advantage	213,000	135,000	116,000	225,000	246,000
PDP	869,000	976,000	768,000	747,000	986,000

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,100,495	$1,325,098	$1,359,548	$1,158,131	$1,181,922
Total assets	2,675,516	2,488,111	2,247,293	2,118,447	2,203,461
Long-term debt (including current maturities)	135,000	146,250	—	—	152,741
Total liabilities	1,352,352	1,371,265	1,415,247	1,237,547	1,397,632
Total stockholders' equity	1,323,164	1,116,846	832,046	880,900	805,829

(1)
Selling, general and administrative ("SG&A") expense includes $52.0 million, $47.0 million, $266.0 million, $105.0 million and $103.0 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, of aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as settlement accruals and related fair value accretion, legal fees and other similar costs. These amounts are net of $25.8 million, $6.4 million and $0.3 million of D&O insurance recoveries related to the consolidated securities class action during the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Interest expense includes interest related to the $150.0 million term loan which closed on August 1, 2011.

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

(7)
Medical benefits expense, selling, general and administrative expense and the MBR and SG&A ratios reflect the reclassification of certain quality improvement costs from selling, general and administrative expense to medical benefits expense as discussed within Part II, Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations – Medical Benefits Expense.

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2012 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2012 Form 10-K.

OVERVIEW

Introduction

We are a leading provider of managed care services to government-sponsored health care programs, focusing on Medicaid and Medicare. Headquartered in Tampa, Florida, we offer a variety of health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2012, we served approximately 2.7 million members nationwide. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the year ended December 31, 2012. For additional information, see the remaining sections of this item, which discuss both consolidated and segment results in more detail.

•
Membership increased 4%, reflecting growth in our Medicaid segment, particularly in Kentucky, which commenced in November 2011 and had a subsequent open enrollment in November 2012, and in Florida, as well as growth in our Medicare MA membership due to service area expansion.

•	Premiums increased 21%, mainly reflecting the membership growth in our Medicaid and Medicare Advantage ("MA") markets, as well as rate increases in certain of our Medicaid markets.

•
Net Income decreased 30%, primarily due to a decrease in our Medicaid segment results, and higher selling, general and administrative expense ("SG&A") expense - mainly due to our spending on quality and growth initiatives; partially offset by improved results in our MA and PDP segments. 2011 results also benefited from a pre-tax gain of $10.8 million on the repurchase of subordinated notes. The decrease in Medicaid segment results was due mainly to a lower amount of net favorable development of prior period medical benefits payable in 2012 than occurred in 2011, and a relatively higher MBR in the Kentucky Medicaid program due to transition of members into managed care.

Key Developments and Accomplishments

Our strategic priorities for 2012 included improving health care quality and access for our members, ensuring a competitive cost position and delivering prudent and profitable growth. See Part I, Item 1 – Business for a complete definition of our strategic priorities.

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2012 and for 2013, prior to the filing of this 2012 Form 10-K.

•
In January 2013, we entered into an agreement to acquire Aetna's Medicaid business in Missouri, which as of December 2012, served more than 100,000 MO HealthNet Medicaid program members in 54 counties across the state.

•
In January 2013, we acquired UnitedHealthcare Group Incorporated's Medicaid business in South Carolina, which participates in South Carolina's Healthy Connections Choices program across 39 of the state's 46 counties.

•
In December 2012, we acquired from Humana, Inc. certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. Approximately 4,000 Desert Canyon plan members in Mohave and Yavapai Counties became members of our Arizona MA health plan on January 1, 2013.

•
In November 2012, we acquired Easy Choice Health Plan, Inc. of California ("Easy Choice"). As of January 2013, Easy Choice served approximately 52,000 MA plan members. Easy Choice increased its 2013 service area to 11 California counties, including the San Diego area and five counties in northern California. Easy Choice began offering MA chronic condition special needs plans in five of the 11 counties in its service area in January 2013.

•
In October 2012, we added approximately 20,000 new Florida Healthy Kids members as a result of our expansion from serving 18 counties to 65 of Florida's 67 counties. We now offer Florida Healthy Kids services in more counties than any other participating plan.

•
As of January 2013, we expanded our service area in the Florida Medicaid program to include all 67 counties across Florida. We also received a premium rate increase of approximately 3.0% to 3.5% retroactive to September 1, 2012.

•
In October 2012, we were awarded a contract by the Commonwealth of Kentucky to coordinate physical, behavioral and dental care for a total of approximately 170,000 Medicaid eligible beneficiaries in Medicaid Managed Care Region 3, which consists of 16 counties. We began serving Medicaid beneficiaries in Region 3 effective January 1, 2013. As of January 1, 2013, our membership for this region was estimated to be more than 20,000.

•
The Commonwealth of Kentucky recently completed its initiative to ensure that the Medicaid managed care program is structured to deliver quality, cost-effective care to members on a sustainable, long-term basis. As a result, effective January 1, 2013, the Company received an approximate 7.0% premium rate increase for the Kentucky Medicaid program. The Commonwealth also has accelerated to July 1, 2013, our 3.0% rate increase previously scheduled for October 1, 2013. These rate increases apply to all Medicaid geographic regions of the Commonwealth, other than Region 3.

•
In October 2012, we were awarded a contract by the Hawaii Department of Human Services to case manage, authorize and facilitate the delivery of behavioral health services to Medicaid-eligible adults who have serious mental illnesses, and who are participants in the state's QUEST Expanded Access (QExA) health program on a statewide basis. We anticipate services beginning in March 2013.

•
We continue to expand the geographic footprint of our MA plans and offer D-SNPs for those who are dually-eligible for Medicare and Medicaid in most of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members. MA membership as of January 1, 2013 was approximately 250,000, an increase from 213,000 as of December 31, 2012. For the 2013 plan year, we now offer plans in a total of 204 counties.

•
In October 2012, our MA plans in Florida, Hawaii, Illinois, Connecticut and Ohio each achieved a three Star summary rating while our MA plans in Georgia, Louisiana, Missouri, New York, Texas and New Jersey each received a 2.5 Star summary rating. We are focused on improving quality across all of our lines of business. For example, as a result of our quality improvement measures, we met the performance requirements of our contracts under the New York Medicaid and FHP programs, which were subject to termination if our quality scores did not improve, and we will continue to provide services to members of our New York health plans, and we now have quality health plan status.

•
Our 2012 quality accomplishments include the new health plan accreditation of our Hawaii plan. In January 2013, our Florida Medicaid and Medicare health plans were awarded NCQA accreditation. We continue to target accreditation for all of our health plans, and anticipate further progress in 2013.

•
With respect to our strategic priority of ensuring a competitive cost structure, 2012 was a year of significant progress. Our administrative expense ratio decreased 120 basis points year-over-year to 9.4% in 2012 compared to 10.6% in 2011.

Business and Financial Outlook

General Economic, Political Environment and Health Care Reform

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions. Additionally, we believe that the 2010 Acts will bring about significant changes to the American health care system. For further discussion of the current and political environment that is affecting our business, including health care reform and its potential impact on our business, see Part I, Item 1 – Business, General Economic and Political Environment Impacting our Business. In addition, refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Medicaid

Our Florida Medicaid contracts expire in August 2015, however we currently anticipate that these will be terminated early, possibly as early as the end of 2013. The Florida agency that operates the state's Medicaid program, AHCA, recently began a competitive procurement process to award contracts for Medicaid managed care across the state. The agency has not yet announced the implementation schedule, but it expects to award contracts under the competitive procurement in 2013. We currently intend to submit a proposal under this process but we cannot assure you our proposal will be successful.

Additionally in Florida, AHCA plans to amend the DRG schedule that it uses to set rates for certain providers whose contracts are tied to Medicaid effective July 1, 2013, which may increase or decrease our payments to these providers.

In addition, our recent amendments to our Medicaid contracts with AHCA required us to comply with federal law related to increased reimbursements to Medicaid providers. We do not currently expect to increase the reimbursement amounts until we receive an adjustment to the premium rates we receive, but if we are required to do so in the future, our medical benefits expense and medical benefits ratio would increase.
In 2012, the Georgia Department of Community Health (the "Georgia DCH") announced further refinements to its Medicaid redesign initiatives. At this time, the Georgia DCH will not conduct a re-procurement of the Georgia Families program, which currently serves Temporary Assistance for Needy Families ("TANF") and Children's Health Insurance Program ("CHIP") members, and will not begin to include aged, blind and disabled ("ABD") beneficiaries as previously planned, given what the Georgia DCH describes as increasing uncertainty at the federal level. Our current Georgia Medicaid contract provides for an additional one-year renewal option exercisable by the Georgia DCH. The Georgia DCH exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and the remaining renewal option potentially extends the contract through June 30, 2014. The Georgia DCH has also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, that could potentially extend the contract term to June 30, 2016.

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

Beginning with the fourth quarter 2012, the Commonwealth of Kentucky eliminated its caps on the risk adjustment of premium rates for the Medicaid program. We began serving Medicaid beneficiaries in Region 3 of the Commonwealth of Kentucky on January 1, 2013. As of January 1, 2013, our membership for this region was estimated to be more than 20,000. Region 3 members will have the opportunity to change their health plan through the end of March. In addition, the members assigned to us in January will be served under a 30 day transition of care period.

As a result of our quality improvement measures, we met the performance requirements of our contracts under the New York Medicaid and FHP programs, which were subject to termination if our quality scores did not improve, and we will continue to provide services to members of our New York health plans, and we now have quality health plan status.

With respect to Medicaid rates, we continue to expect the environment to be challenging, given state and federal fiscal conditions. The ultimate premium rate is based on program type, demographic mix and geographic location. We estimate that our rates will decrease approximately 0.3% in Georgia retroactive to July 1, 2012. In Florida, we estimate that our rates will increase approximately 3.0 to 3.5%, retroactive to September 1, 2012. We estimate that our rates will increase by approximately 7.0% in Kentucky retroactive to January 1, 2013. In addition, we expect the approximately 3.0% rate increase we were scheduled to receive on October 1, 2013 will be accelerated to July 1, 2013. These rate increases apply to all regions other than the newly launched Region 3.

Although premiums are generally contractually payable to us before or during the month in which we are obligated to provide services to our members, we have experienced delays in premium payments from certain states. Given the budget shortfalls in many states with which we contract, additional payment delays may occur in the future.

Provider reimbursement levels are subject to change by the states and the Centers for Medicare and Medicaid Services ("CMS"). In addition, some hospital contracts are directly tied to state Medicaid fee schedules, resulting in reimbursement levels that may be adjusted up or down, generally on a prospective basis, based on adjustments made by the state to the fee schedule. We have experienced, and may continue to experience, such adjustments. Unless such adjustments are mitigated by corresponding changes in premiums, our profitability will be negatively impacted.

Medicare Advantage (MA)

As a result of the 2013 annual election period, we have expanded our MA service area to a total of 204 counties. Upon the completion of the acquisitions of Easy Choice and Desert Canyon, we expanded our MA services to California and Arizona and grew our presence in Florida, Georgia, Illinois, New York, and Texas. We also now offer our MA plans to some of the dually eligible members we currently serve through the Kentucky Medicaid program.

Prescription Drug Plans (PDP)

Based on the outcome of our 2013 stand-alone prescription drug plan ("PDP") bids, our plans are below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. Comparatively, in 2012, our plans were below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we will be auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We will retain our auto-assigned members in the five regions in which we bid within the de minimis range, however, we will not be auto-assigned new members in those regions during 2013. Members previously auto-assigned to our PDP plans in regions for which our 2013 bids were not within the de minimus range will be reassigned to other plans in 2013. Consequently, membership has declined to approximately 750,000 as of January 2013, a decrease from 869,000 as of December 31, 2012 due to the reassignment to other plans of members who were previously auto-assigned to us, primarily in California, offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans. We expect membership for the remainder of 2013 to be relatively stable. A decrease in premium rates will further affect our PDP segment's results of operations in 2013.

Dual Eligibles

As of January 2013, three states have executed Memorandums of Agreement with CMS to participate in the Duals Alignment Demonstration Program, a key step in demonstration implementation, and eighteen States are still negotiating with CMS on their demonstration parameters. CMS has issued guidance that no programs will begin before April 1, 2013 and the target enrollment will be limited to 1 to 2 million beneficiaries. Exact implementation times vary by state. CMS has issued guidance indicating that dual-eligible beneficiaries participating in the states' Duals Alignment Demonstration Programs cannot be forced to remain in a duals alignment plan and will be allowed to switch between plans on a monthly basis. However, enrollment in a MA plan is limited to the federally designated annual enrollment period or in the event of a special election period unless the individual seeks to enroll in a plan that has obtained a score of 5 on Medicare's quality performance system ("Star Ratings"). None of our health plans have yet achieved 5 stars. For this reason, dual-eligible beneficiaries subject to a Dual Alignment Demonstration Program will only be able to elect to remain in or join a WellCare plan during the annual enrollment period or special election periods.

The guidance promulgated by CMS requires a cost savings to both Medicare and Medicaid. To the extent that the assumed savings are deemed unrealistic, these programs could limit the number of states in which we choose to provide services. If the rates are deemed sufficient to support the provision of high quality care, we may choose to bid for participation in these programs. In addition, certain states' programs have not permitted us to participate, due to our plan's program design. For those states that have a Duals-Eligible Demonstration Program in which we do not participate, the membership in our MA and PDP plans in those states would be reduced. Per CMS guidance, Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of comprehensive income (loss), as well as other key data used in our results of operations discussion for the year ended December 31, 2012, compared to the years ended December 31, 2011 and 2010. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2012	2011	2010
Revenues:	(Dollars in millions, except per share data)
Premium	$7,400.2	$6,098.1	$5,430.2
Investment and other income	8.8	8.7	10.0
Total revenues	7,409.0	6,106.8	5,440.2
Expenses:
Medical benefits	6,303.9	4,948.0	4,594.5
Selling, general and administrative	690.8	642.1	838.0
Medicaid premium taxes	82.2	76.2	56.4
Depreciation and amortization	31.6	26.4	23.9
Interest	4.1	6.5	0.2
Total expenses	7,112.6	5,699.2	5,513.0
Income (loss) from operations	296.4	407.6	(72.8)
Gain on repurchase of subordinated notes	—	10.8	—
Income (loss) before income taxes	296.4	418.4	(72.8)
Income tax (benefit) expense	111.7	154.2	(19.4)
Net income (loss)	$184.7	$264.2	$(53.4)

Effective Tax Rate	37.7%	36.9%	26.7%

Membership by Segment
Medicaid	1,587,000	1,451,000	1,340,000
MA	213,000	135,000	116,000
PDP	869,000	976,000	768,000
Total	2,669,000	2,562,000	2,224,000

Membership

2012 vs. 2011

As of December 31, 2012, we served approximately 2,669,000 members; an increase of approximately 107,000 members from December 31, 2011. We experienced membership growth in both our Medicaid and MA segments when compared to December 31, 2011, which was offset by a decline in PDP membership. Medicaid segment membership increased by 136,000 mainly from membership growth in Florida, membership growth in our Kentucky Medicaid program following its launch in the fourth quarter of 2011 and subsequent open enrollment in November 2012, and membership growth in our Hawaii Medicaid program due to our participation in Hawaii's QUEST program beginning in July 2012. Our Kentucky Medicaid membership increased from 129,000 at December 31, 2011 to 207,000 at December 31, 2012. Members participating in the Kentucky Medicaid program were able to switch plans until January 31, 2012, and membership has also increased due to retroactive member re-assignments. MA segment membership increased by 78,000 compared to December 31, 2011, due to the Easy Choice acquisition, and as a result of the annual election period during 2011, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries and expansion into 19 new counties. Excluding the Easy Choice plan, December membership was 174,000, up 29% from December 2011. In our PDP segment, membership decreased by 107,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years.

2011 vs. 2010

As of December 31, 2011, we served approximately 2,562,000 members; an increase of 338,000 members from December 3, 2010. We experienced membership growth in all of our segments. Our Medicaid segment grew with the launch of the Kentucky Medicaid program on November 1, 2011. As of December 31, 2011, we served 129,000 Medicaid members in Kentucky. For our MA segment, we focused on our membership growth activities during the annual election period in the fourth quarter of 2010. Our products have benefit designs that are attractive to both current and prospective members. We invested in strengthening our sales processes and organization and ensuring an effective on-boarding experience for our new members. We added approximately 19,000 MA members from December 31, 2010. In our PDP segment, our plans were below the benchmark in 20 of the 34 CMS regions in 2011, an increase of one region from 2010. Additionally, we were within the de minimis range in eight additional regions. As a result, we added approximately 208,000 PDP members compared to December 31, 2010.

Net income (loss)

2012 vs. 2011

For the year ended December 31, 2012, our net income was $184.7 million compared to $264.2 million for the same period in 2011. Excluding the impact of investigation-related settlements and litigation costs and the 2011 gain on repurchase of subordinated notes, which amounted to a net expense of $30.9 million and $27.2 million, net of tax, for the years ended December 31, 2012 and 2011, respectively, net income decreased by $75.8 million in 2012 compared to 2011. The decrease resulted mainly from a decrease in our Medicaid segment results, higher SG&A expense, partially offset by improved results in our MA and PDP segments. The decrease in our Medicaid segment results were due to the impact of higher net favorable development of prior period medical benefits payable experienced in 2011, the relatively higher MBR in the Kentucky Medicaid program, and a $21.4 million reduction to premium revenue recorded during the third and fourth quarters of 2012 related to a reconciliation of duplicate member records in Georgia dating back to the beginning of the program in 2006. These decreases were partially offset by the impact of higher membership and related premium revenues and the impact of rate increases in certain markets. The improved result in our MA segment was due to increased membership and related premium revenues, while the improvement in the PDP segment resulted mainly from favorable claims experience. The increase in SG&A was driven primarily by higher membership, but the rate of increase was lower than the overall rate of increase in premium revenues.

2011 vs. 2010

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

Premium revenue

2012 vs. 2011

Premium revenue for the year ended December 31, 2012 increased by approximately $1,302.1 million, or 21%, compared to the same period in the prior year. The increase is primarily attributable to membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, offset by a $21.4 million reduction to premium revenue related to a reconciliation of duplicate member records in the Georgia Medicaid program dating back to the beginning of the program in 2006. Premium revenue includes $82.2 million and $76.2 million of Medicaid premium taxes for the years ended December 31, 2012 and 2011, respectively.

2011 vs. 2010

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

Investment and other income

2012 vs. 2011

Investment and other income amounted to $8.8 million in 2012, which was consistent with 2011 investment and other income of $8.7 million.

2011 vs. 2010

Investment and other income amounted to $8.7 million in 2011 compared to $10.0 million in 2010. The decrease was due to lower volumes of specialty prescription drugs sold to non-members, partially offset by an increase in investment income resulting from higher average investment balances.

Medical benefits expense

2012 vs. 2011

Total medical benefits expense for the year ended December 31, 2012 increased $1,356.0 million, or 27%, compared to the same period in 2011. The increase is due mainly to increased membership in the Medicaid and MA segments, higher overall utilization in the Medicaid and MA segments in the first half of 2012 and the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 and the relatively higher MBR in the Kentucky Medicaid program, partially offset by a decrease in the PDP segment. For the year ended December 31, 2012, medical benefits expense was impacted by approximately $76.7 million of net favorable development related to prior periods compared to $191.2 million of such development recognized in 2011.

2011 vs. 2010

Total medical benefits expense for the year ended December 31, 2011 increased $353.5 million, or 8%, compared to the same period in 2010. The increase in medical benefits expense is due mainly to the increase in PDP membership, the increase in MBR in the PDP segment that was consistent with our bids, and increased membership and higher MBR in the MA segment. The increases were partially offset by lower expense in the Medicaid segment resulting principally from the impact of net favorable prior period development in medical benefits payable and our medical expense initiatives. For the year ended December 31, 2011, medical benefits expense was impacted by approximately $191.2 million of net favorable development related to prior years. For the year ended December 31, 2010, medical benefits expense was impacted by approximately $56.2 million of net favorable reserve development related to prior years. The increased net favorable development of prior years' medical benefits payable experienced in 2011 compared to 2010 was primarily related to unusually low utilization in our Medicaid segment in 2010 that became clearer over time as claim payments were processed and more complete claims information was obtained.

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

The reclassification of these quality improvement costs impacted our medical benefits expense and MBR by reportable segment for the years ended December 31, 2011 and 2010 is as follows:

	For the Year Ended December 31, 2011
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)
Medicaid medical benefits expense	$2,837.6	$52.5	$2,890.1
Medicaid MBR %	80.9%	1.5%	82.4%
MA medical benefits expense	1,180.5	18.3	1,198.8
MA MBR %	79.8%	1.2%	81.0%
PDP medical benefits expense	853.9	5.2	859.1
PDP MBR%	82.4%	0.5%	82.9%
Consolidated medical benefits expense	$4,872.0	$76.0	$4,948.0

	For the Year Ended December 31, 2010
	Previously Reported	Amounts Reclassified	As Adjusted
	(Dollars in millions)
Medicaid medical benefits expense	$2,847.3	$41.2	$2,888.5
Medicaid MBR %	87.5%	1.3%	88.8%
MA medical benefits expense	1,054.1	13.1	1,067.2
MA MBR %	78.9%	1.0%	79.9%
PDP medical benefits expense	635.2	3.6	638.8
PDP MBR%	80.9%	0.5%	81.4%
Consolidated medical benefits expense	$4,536.6	$57.9	$4,594.5

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental and Company investigations and litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs; net of $25.8 million of directors and officers liability insurance recoveries during December 31, 2010 related to the putative class action complaints. Please refer to Note 12–Commitments and Contingencies within the Consolidated Financial Statements for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations. Additionally, as discussed above, we reclassified costs related to quality improvement activities that were formerly reported in SG&A expenses to medical benefits expense effective January 1, 2012. For the years ended December 31, 2011 and 2010, SG&A expense decreased by $76.0 million and $57.9 million, respectively, due to the reclassification.

A reconciliation of SG&A expense, which reflects the SG&A reclassification previously discussed, is presented below.

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
SG&A expense	$690.8	$642.1	$838.0
Adjustments:
Investigation-related litigation and other resolution costs	(3.8)	(7.7)	(258.7)
Investigation-related administrative costs, net of D&O insurance policy recovery	(47.7)	(39.3)	(7.2)
Total investigation-related litigation and other resolution costs	(51.5)	(47.0)	(265.9)
SG&A expense, excluding investigation-related litigation and other resolution costs	$639.3	$595.1	$572.1

SG&A ratio	9.4%	10.6%	15.6%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.7%	9.9%	10.6%

2012 vs. 2011

Excluding investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2012 increased approximately $44.2 million, or 7%, to $639.3 million. The increase was due to technology investments, including those required by regulatory changes, as well as medical cost initiatives, increased spending related to the launch of our Kentucky Medicaid program, and other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes ("SG&A ratio"), was 9.4% for the year ended December 31, 2012 compared to 10.6% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio in 2012 was 8.7% compared to 9.9% for the same period in 2011. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, is related to the growth in premium revenue and improvement in our administrative cost structure driven by business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design. The improvement was partially offset by costs incurred from debt incurred in 2011 to settle investigation-related litigation that was later redeemed in the fourth quarter of 2011, and quality, regulatory and growth initiatives.

Looking ahead to 2013, our growth and other initiatives are driving a need for certain investments. In particular, the integration of our recent acquisitions into our infrastructure will result in incremental expenditures. In addition, we will invest to improve the performance of these businesses and position them for further growth. Finally, as we plan for 2014, we will be making investments to meet the needs of our state and federal customers resulting from implementation of the provisions of the 2010 Acts. As a result of these and other expenditures, we anticipate that our adjusted administrative expense ratio, excluding investigation-related litigation and other resolution costs for 2013 will be consistent with 2012.

2011 vs. 2010

Excluding investigation-related litigation and other resolution costs, our SG&A expense increased approximately $23.0 million, or 4%, in 2011 compared to the same period in 2010. Our SG&A ratio was 10.6% in the 2011 period compared to 15.6% for the same period in the prior year. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for 2011 was 9.9% compared to 10.6% for the same period in 2010. The improvement in our SG&A ratio, excluding investigation-related litigation and other resolution costs, represents solid progress toward our long-term goal of ensuring our competitive cost position, based on our current business and geographic mix. Business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design continued to drive improvement in our administrative cost structure, partially offset by spending related to the launch of our Kentucky Medicaid program, increased costs associated with our Medicare annual election period strong sales performance, and costs incurred for other growth, regulatory and quality initiatives. An additional factor impacting the comparability of the periods was the impact of relatively low equity-based compensation expense resulting from a larger impact from forfeiture activity in 2010 compared to 2011.

Medicaid premium taxes

2012 vs. 2011

Medicaid premium taxes incurred in the year ended December 31, 2012 were $82.2 million compared to $76.2 million, for the same period in 2011. The increase corresponds to the increase in Medicaid premium revenues.

2011 vs. 2010

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

Interest expense

2012 vs. 2011

Interest expense for the year ended December 31, 2012 was $4.1 million compared to $6.5 million for the same period in 2011. The decrease in interest expense from 2011 is mainly from debt incurred in 2011 to settle investigation-related litigation that was later redeemed in the fourth quarter of 2011, as discussed below, partially offset by interest on the $150.0 million borrowed under a term loan on August 1, 2011.

2011 vs. 2010

Interest expense for the year ended December 31, 2011 was $6.5 million compared to $0.2 million for the same period in 2010. The increase in interest expense in 2011 is mainly driven by $6.1 million of interest related to the $112.5 million subordinated notes issued in September 2011, and to a lesser extent, interest on the $150.0 million term loan, which closed on August 1, 2011. We issued $112.5 million (aggregate par value) of tradable unsecured subordinated notes on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011 to resolve the putative class action complaints previously filed against us in 2007. The subordinated notes had a fixed coupon of 6% and interest was retroactive to May 2011.

Gain on repurchase of subordinated notes

2011 vs. 2010:

On December 15, 2011, we repurchased at 90% of face value all of the $112.5 million of subordinated notes issued in September 2011. The notes had an original a maturity date of December 31, 2016. We recorded a gain on the repurchase of subordinated notes in the amount of $10.8 million. For further information regarding the subordinated notes, refer to Note 11 –Debt within the Consolidated Financial Statements.

Income tax expense (benefit)

2012 vs. 2011

Income tax expense for the year ended December 31, 2012 decreased by $42.5 million compared to the same period in 2011. Our effective income tax rate on pre-tax income was 37.7% for the year ended December 31, 2012 compared to 36.9% for the same period in 2011. The effective tax rate for the year ended December 31, 2012 increased compared to the same period in 2011 due to the settlement of a state tax matter in 2012 which increased the effective rate, partially offset by a decrease in the prevailing state income tax rate which lowered the effective rate.

2011 vs. 2010

Income tax expense for the year ended December 31, 2011 was $154.2 million compared to an income tax benefit of $19.4 million for the same period in 2010. Our effective income tax rate on pre-tax income was 36.9% for the year ended December 31, 2011 compared to 26.7% on a pre-tax loss for the same period in 2010. The comparability of the effective tax rates between 2011 and 2010 was impacted by changes related to estimated non-deductible amounts associated with investigation resolution payments, the favorable resolution of prior years' state tax matters in 2011 and the incurrence of a pre-tax loss in 2010. Additionally, the effective tax rate for the 2010 period was impacted by limitations on the deductibility of certain administrative expenses associated with the resolution of investigation-related matters.

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

Segment Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, medical benefits ratio ("MBR") and gross margin. MBR measures the ratio of medical benefits expense to premiums revenue excluding Medicaid premium taxes. Gross margin is defined as our premium revenue less medical benefits expense. For further information regarding premium revenues and medical benefits expense, please refer below to "Premium Revenue Recognition and Premiums Receivable", and "Medical Benefits Expense and Medical Benefits Payable "under "Critical Accounting Estimates."

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, manage medical costs and changes in estimates related to IBNR claims, predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors affect our operations and may have a material impact on our business, financial condition and results of operations.

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

Reconciling Segment Results

The following table reconciles our reportable segment results with our income (loss) before income taxes, as reported under GAAP.

	For the Years Ended December 31,
	2012	2011	2010
Gross Margin:	(In millions)
Medicaid	$579.2	$691.5	$420.3
MA	305.8	281.0	268.9
PDP	211.3	177.7	146.5
Total gross margin	1,096.3	1,150.2	835.7
Investment and other income	8.8	8.7	10.0
Other expenses	(808.7)	(751.2)	(918.5)
Income (loss) from operations	$296.4	$407.6	$(72.8)

Medicaid

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such CHIP, Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of December 31, 2012, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, New York and Ohio.

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Premium revenue	$4,389.0	$3,505.4	$3,252.4
Medicaid premium taxes	82.2	76.2	56.4
Total premiums	4,471.2	3,581.6	3,308.8
Medical benefits expense	3,892.0	2,890.1	2,888.5
Gross margin	$579.2	$691.5	$420.3

Medicaid Membership:
Georgia	570,000	562,000	566,000
Florida	454,000	404,000	415,000
Kentucky	207,000	129,000	—
Other states	356,000	356,000	359,000
	1,587,000	1,451,000	1,340,000

Medicaid MBR, including premium taxes	87.0%	80.7%	87.3%
Medicaid MBR (1)	88.7%	82.4%	88.8%

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

2012 vs. 2011

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2012 increased 25% when compared to the same period in 2011. The increase was driven mainly by the Kentucky Medicaid program operating for a full year in 2012, compared to two months in 2011, as well as membership growth in that program, both the managed long-term care program and the carve-in of the pharmacy benefit in our New York Medicaid program, membership growth in Florida, and rate increases implemented in most markets in late 2011. The increase in Kentucky Medicaid premiums also reflects the open enrollment in November 2012. Partially offsetting these increases was a $21.4 million reduction of premium revenue recorded during the third and fourth quarters of 2012 related to a reconciliation of duplicate member records in Georgia dating back to the beginning of the program in 2006.

Medicaid medical benefits expense for the year ended December 31, 2012 increased 35% when compared to the same period in 2011. The increase was due mainly to the increase in membership and the relatively higher MBR in the Kentucky Medicaid program and less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011, partially offset by the impact of medical cost initiatives that we have implemented. Our Medicaid MBR for the year ended December 31, 2012 increased by 630 basis points when compared to the same period in 2011. The increase was mainly driven by the relatively higher MBR in the Kentucky Medicaid program, the $21.4 million reduction of premium revenue for duplicate member record reconciliation adjustments, and the impact of less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011.

The Kentucky Medicaid program MBR for the year ended December 31, 2012 was approximately 105.1% due to the relatively high transitional medical benefit expenses for the program, including the impact of new members from the November 2012 open enrollment which have a higher MBR than previously existing members. We continue to focus on our clinical management capabilities to appropriately address the characteristics of the Kentucky members we serve. In particular, we are executing on emergency room, inpatient, behavioral, and pharmacy cost management activities, all of which are reducing medical costs. We believe the actions we have taken, and are taking, to improve care coordination and manage costs, combined with expected 2013 revenue enhancements and rate increases, will make a meaningful contribution to our 2013 Medicaid gross margin and the long-term stability and soundness of our Kentucky Medicaid program.

2011 vs. 2010

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2011 increased 8% when compared to the same period in 2010. The increase in premium revenue was mainly due to rate increases in certain markets, the launch of the Kentucky Medicaid program on November 1, 2011 and additional premiums related to certain retrospective maternity claims that were impacted by a change that the Georgia DCH made to its methodology for determining and accepting qualifying maternity claims.

Medicaid medical benefits expense for the year ended December 31, 2011 decreased slightly when compared to the same period in 2010 due mainly to the impact of net favorable reserve development of prior period medical benefits payable and the impact of medical cost initiatives that we have implemented, partially offset by a change in member mix and the launch of the Kentucky Medicaid program in November 2011. The net favorable reserve development resulted primarily from unusually low utilization in 2010. Our Medicaid MBR improved by approximately 640 basis points in 2011 compared to 2010, and the decrease was also driven by the net favorable reserve development of prior period medical benefits payable, the impact of medical cost initiatives, rate increases in certain of our Medicaid markets and additional premiums recognized in connection with retrospective maternity claims in Georgia.

Outlook

We expect Medicaid segment premium revenue to increase in excess of 14% percent, mainly as a result of the Kentucky program expansion and the South Carolina acquisition. We currently anticipate our 2013 premium revenue from the Kentucky Medicaid program will be in excess of $1.0 billion. We currently anticipate that our Medicaid segment MBR will be lower in 2013 as a result of improved performance for the Kentucky program, offset in part by MBR increases in certain other programs and the continuing shift in the mix of our Medicaid segment programs toward higher MBR populations.

Medicare

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans. As of December 31, 2012, we operated our MA CCPs in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas.

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Premium revenue	$1,936.4	$1,479.8	$1,336.1
Medical benefits expense	1,630.6	1,198.8	1,067.2
Gross margin	$305.8	$281.0	$268.9

MA Membership	213,000	135,000	116,000

MA MBR	84.2%	81.0%	79.9%

2012 vs. 2011

MA premium revenue for the year ended December 31, 2012 increased 31% when compared to the same period in 2011 and was mainly attributable to an increase in membership, which increased by approximately 78,000 members between December 31, 2012 and 2011 due to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2011 and the Easy Choice acquisition. MA segment MBR increased by 320 basis points for the year ended December 31, 2012 compared to the same period in 2011. The changes in the MBR were primarily due to increased quality improvement costs and less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011.

2011 vs. 2010

MA premium revenue for the year ended December 31, 2011 increased 11% when compared to the same period in 2010 mainly from an increase in membership. Membership increased by approximately 19,000 members between December 31, 2010 and 2011. The increase in MA premium revenue and membership was attributable to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election periods in 2010 and 2011. MA medical expense increased by 12% in 2011, due to the increase in membership, as well as an increase in the segment MBR. MA segment MBR increased by approximately 110 basis points for the year ended December 31, 2011 compared to the same period in 2010, primarily due to the favorable reserve development we experienced in 2010 from the wind-down of our PFFS plans and increased quality improvement costs. As a result, the segment gross margin increase in 2011 amounted to 4%.

Outlook

For the MA segment, membership as of January 1, 2013 was approximately 250,000, an increase from 213,000 as of December 31, 2012 based on the outcome of the recently completed open enrollment. Excluding Arizona and California, our January 2013 enrollment was approximately 194,000, an increase of 11% from 174,000 as of December 2012. Currently, we expect MA segment membership to continue to grow during the remaining months of 2013, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population. Consequently, we expect MA premium revenue to increase by approximately 50% in 2013. Our benefits and cost sharing terms for 2013 have been designed to achieve what we believe is an appropriate financial rate of return with plans that are attractive to both current and prospective members. For the MA segment, we expect the MBR to increase in 2013, driven by the Easy Choice acquisition as well as higher MBRs in many of our other states, consistent with our expectations based on our 2013 bids.

Prescription Drug Plans (PDP)

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries segment through our PDP segment. As of December 31, we offered PDP plans in 49 states and the District of Columbia.

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Premium revenue	$992.6	$1,036.8	$785.3
Medical benefits expense	781.3	859.1	638.9
Gross margin	$211.3	$177.7	$146.4

PDP Membership	869,000	976,000	768,000

PDP MBR	78.7%	82.9%	81.4%

2012 vs. 2011

PDP premium revenue decreased 4% for the year ended December 31, 2012 when compared to the same period in 2011, primarily due to the decline in membership. Membership decreased by approximately 107,000 members from December 31, 2011 due to the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years. PDP MBR for the year ended December 31, 2012 decreased 420 basis points over the same period in 2011 due to the outcome of our 2012 bids and improvements in our pharmacy claims experience, resulting from our focus on member utilization, cost sharing patterns and generic medication utilization.

 2011 vs. 2010

PDP premium revenue increased 32% for the year ended December 31, 2011 when compared to the same period in 2010, resulting primarily from increased membership, partially offset by the impact of lower pricing consistent with our bid results. Membership increased by 27% in 2011, largely due to an increase in auto-assigned members resulting from our 2011 bids and the addition of one CMS region. The PDP MBR increased by 150 basis points in 2011 compared to 2010 due to our bid results, member mix and higher utilization. The segment gross margin increased by approximately 21%.

Outlook

PDP membership as of January 1, 2013 was approximately 750,000, a decrease of approximately 14% from 869,000 as of December 31, 2012, based on the outcome of our stand-alone 2013 PDP bids. We expect membership for the remainder of 2013 to be relatively stable as we focus on marketing to those who actively choose our product to offset normal attrition. For the PDP segment, we anticipate the MBR to increase mainly due to the outcome of our 2013 bids and from the addition of our new enhanced product. The decrease in membership and in premium rates is expected to result in a minimum 20% reduction in our PDP segment's premium revenue in 2013 when compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in this 2012 Form 10-K.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated subsidiary level.

Regulated subsidiaries

Our regulated subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•
management fees paid to our non-regulated administrator subsidiary under intercompany services agreements and direct administrative costs, which are not covered by the intercompany services agreement, such as selling expenses and legal costs; and

•	federal tax payments to the parent company under an intercompany tax sharing agreement.

Our regulated subsidiaries meet their liquidity needs by:

•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	generating cash flows from operating activities, mainly from premium revenue;

•	cash flows from investing activities, including investment income and sales of investments; and

•	capital contributions received from our non-regulated subsidiaries.

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1,224.0 million as of December 31, 2012, a decrease of $74.2 million from December 31, 2011. Included in this change is $192.0 million in dividends and surplus capital paid to, and $119.6 million of contributions received from our non-regulated subsidiaries.

Our regulated subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our regulated subsidiaries. See further discussion under Regulatory Capital Requirements and Dividend Restrictions below.

Parent and non-regulated subsidiaries

Liquidity requirements at the non-regulated parent level generally consist of:

•	payment of administrative costs not related to our regulated operations, including, but limited to, business development, branding and certain information technology services;

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal tax payments.

Our non-regulated subsidiaries normally meet their liquidity requirements by:

•	management fees received from our non-regulated administrator subsidiary under intercompany services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Our unregulated cash, cash equivalents and investments was $193.5 million as of December 31, 2012, a decrease of $115.0 million from a balance of $308.5 million as of December 31, 2011. The decrease is mainly attributable to $126.6 million in net cash used in relation to our recent acquisitions, payment of certain investigation-related litigation and other resolution costs in connection with our settlement of the Civil Division of the U.S. Department of Justice (the "Civil Division") and $119.6 million in capital contributions made to certain of our regulated subsidiaries that were partially offset by $192.0 million in dividends and surplus capital received from our regulated subsidiaries.

Auction Rate Securities

As of December 31, 2012, $32.0 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2012 Form 10-K, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 25 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 20 years.

Cash flow activities

Our cash flows from operations are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Net cash (used in) provided by operations	$(30.7)	$162.0	$223.1
Net cash used in investing activities	(222.8)	(111.6)	(60.5)
Net cash provided by (used in) financing activities	28.9	(84.9)	38.9
Total net (decrease) increase in cash and cash equivalents	$(224.6)	$(34.5)	$201.5

Net cash (used in) provided by operations

For the year ended December 31, 2012, cash from operating activities was negatively impacted by certain delayed Medicaid premiums, primarily associated with our Georgia Medicaid supplemental payments for obstetric deliveries and newborns, and the $39.8 million payment made to the Civil Division of the U.S. Department of Justice ("Civil Division") on March 30, 2012.

Cash provided by operating activities, modified for the impact of the timing of receipts from, and payments to, our government customers, increased in 2011 when compared to 2010 due to improved results from operations, partially offset by $87.5 million of investigation-related litigation and other resolution payments.

Net cash used in investing activities

For the year ended December 31, 2012, cash used in investing activities, excluding acquisitions, primarily reflects our investment in marketable securities and restricted investments of approximately $502.3 million and purchases of property and equipment of $61.3 million, partially offset by $467.3 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $126.6 million in 2012 related to the Easy Choice and Desert Canyon acquisitions.

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

Net cash provided by (used in) financing activities

Included in financing activities are funds receivable for the benefit of members, which decreased approximately $36.3 million during the year ended December 31, 2012. These funds represent reinsurance, low-income cost sharing, and coverage gap discount subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

Included in 2011 financing activities are the repurchase of the subordinated notes in full, which approximated $101.7 million, as well as funds held for the benefit of members, which increased approximately $129.6 million in 2011. These funds represent certain subsidies funded by CMS in connection with the Medicare Part D program for which we assume no risk. This activity is partially offset with the $147.4 million of proceeds from the issuance of the term loan under the Amended Credit Agreement, net of issuance costs.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million over 36 months plus interest accrued at 3.125%. On March 30, 2012, we made a payment of $39.8 million to the Civil Division, consisting of a $34.4 million principal payment and $5.5 million of accrued interest. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34.4 million on March 30 of each year, and related interest, was $105.5 million at December 31, 2012.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

We currently maintain directors' and officers' liability insurance in the amount of $125.0 million for other matters not addressed above.

Capital Resources

Credit Facility

In August 2011, we entered into a $300.0 million senior secured credit agreement, amended on July 20, 2012 (the "Amended Credit Agreement") that can be used for general corporate purposes. The Amended Credit Agreement provides for a $150.0 million term loan facility as well as a $150.0 million revolving credit facility. In August 2011, we borrowed $150.0 million pursuant to the term loan facility. On February 12, 2013, we borrowed an additional $230.0 million in term loans in connection with the execution of an amended senior secured credit agreement (the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for an additional $230.0 million in term loans and a total available credit facility of $515.0 million. As of the date of this 2012 Form 10-K, $365.0 million was outstanding under the Second Amended Credit Agreement. For additional information, see Note 19 – Subsequent Events to the Consolidated Financial Statements.

Each of the term loans and revolving credit facility are set to expire in August 2016. Payments of principal on the term loans are due on a quarterly basis through July 31, 2016. As of December 31, 2012, our remaining term loan balance was $135.0 million, which is included in the current portion of long-term debt and long-term debt line items in our consolidated balance sheet. Our term loan bears interest at 1.75% as of December 31, 2012. For additional information on our long-term debt, see Note 11 – Debt to the Consolidated Financial Statements.

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

Issuance and Repurchase of Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112.5 million, in connection with the settlement of putative class action complaints filed against us in 2007. On December 15, 2011, we paid $101.7 million to repurchase the subordinated notes at a 10% discount and paid accrued interest of approximately $4.1 million. For further information regarding the subordinated notes, refer to Note 11 – Debt to the Consolidated Financial Statements.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2012, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $926.0 million and $858.0 million at December 31, 2012 and 2011, respectively, compared to the required surplus of approximately $383.0 million and $310.0 million at December 31, 2012 and 2011, respectively.

The statutory framework for our regulated subsidiaries' minimum capital requirements changes over time. For instance, RBC requirements may be adopted by more of the states in which we operate. These subsidiaries are also subject to their state regulators' overall oversight powers. For example, the state of New York adopted regulations that increase the reserve requirement annually until 2018. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Moreover, if we expand our plan offerings in a state or pursue new business opportunities, we may be required to make additional statutory capital contributions.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2012, 2011 and 2010, we received $192.0 million, $92.0 million and $45.7 million respectively, in cash dividends from our regulated subsidiaries.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2012.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$70.9	$19.3	$37.5	$9.6	$4.5
Capital leases	3.3	1.6	1.7	—	—
Purchase obligations (1)	148.9	78.7	70.2	—	—
Amounts accrued related to investigation resolution (2)	105.5	37.3	68.2	—	—
Long-term debt	135.0	15.0	120.0	—	—
Total	$463.6	$151.9	$297.6	$9.6	$4.5

(1)	Our purchase obligations include commitments under contracts for equipment leases, software maintenance and the purchase of pharmaceuticals from our pharmacy benefit manager.

(2)
Based on the terms of the settlement agreement reached with the Civil Division effective as of March 23, 2012, as discussed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition and premiums receivable, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Premium Revenue Recognition and Premiums Receivable

Our Medicare contracts with CMS renew annually. Our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare and Medicaid contracts establish fixed, monthly rates per member ("PMPM"). However, our Medicare contracts also have additional provisions as described in the Medicare section below. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of each new contract renewal period or each state's fiscal year; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases, as described below. Annual rate changes are recorded when they become effective. For a full description of the revenue elements related to our segments, see Part I - Item 1 - Business - OUR PRODUCT SEGMENTS.

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

Medicaid

In some instances, our Medicaid fixed base PMPM premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In some states, supplemental payments are received for certain services such as high cost drugs and early childhood prevention screenings. In contracts with certain states, we are eligible to receive supplemental payments for obstetric deliveries and newborns. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenue is recognized in the period that the delivery occurs and the related services are provided to our member.

We have settled with the Georgia Department of Community Health (the "Georgia DCH") regarding retroactive premium adjustments related to a reconciliation of duplicate member records dating back to the beginning of the program in 2006. As a result, we revised our previous estimate for additional premium revenue receivable related to a previous settlement negotiated with the Georgia DCH in 2011 and we have recorded related reductions of premium revenue totaling approximately $21.4 million during the third and fourth quarters of 2012. The settlement resolved issues with certain premium payments that covered the period from the inception of the program through the settlement, and resulted from a comprehensive review and negotiation involving the three health plans that operate in the program.

Minimum Medical Expense Provisions

Our Florida Medicaid and Healthy Kids contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits expense, we are required to refund all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in results of operations as reductions of premium.

Medicare Advantage (MA)

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Changes to monthly premiums are also based upon a member's health status as described under "Medicare Risk-Adjusted Premiums" below. We also offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. See further discussion of revenue recognition policies specific to Medicare Part D in "PDP" below.

Medicare Risk-Adjusted Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each Medicare member. The risk-adjustment model apportions premiums paid to all plans according to the health status of each beneficiary enrolled and pays more for MA members with predictably higher costs. We collect claims and encounter data from inpatient and ambulatory treatment settings and submit the data to CMS, within prescribed deadlines, which are used to calculate the risk-adjusted premiums we receive. CMS establishes the premium payments to MA plans generally at the beginning of the plan year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

We develop our estimates for MA risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. Our estimates are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. Historically, we have not experienced significant differences between the amounts that we have recorded and ultimately received; however, it is possible that adjustments to premium revenue could have a material effect on our results of operations, financial position and cash flows in a particular period.

The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund payable to CMS, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required.

PDP

Substantially all the premium that we receive for Medicare Part D coverage is paid by CMS, and the balance is due from enrolled members. The premium amounts received from CMS are based on the plan year bid submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS, as more fully described above under "Medicare Risk Adjusted Premiums". As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot anticipate changes in our members' risk scores. Changes in CMS premiums related to risk-score adjustments for our stand-alone PDP membership are recognized when the amounts become determinable and collectability is reasonably assured, which occurs when we are notified by CMS of such adjustments.

Low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies

Low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as a financing activity in our consolidated statements of cash flows. Approximately nine months after the close of the annual plan year, except for the coverage gap discount which has a longer settlement timeframe, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies or coverage gap discount subsidies, due to its recent implementation.

CMS risk corridor

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

Estimating Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported ("IBNR") medical benefits. Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR, and includes direct medical expenses and medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs such as preventive health and wellness, care management, case and disease management, and other quality improvement costs are included in medical benefits expense. Other medically-related administrative costs such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expenses.

The following table provides a detail of the components of medical benefits payable:

	December 31, 2012	% of Total	December 31, 2011	% of Total
	(In millions)
IBNR	$547.4	75%	$526.7	71%
Other medical benefits payable	185.6	25%	218.1	29%
Total medical benefits payable	$733.0	100%	$744.8	100%

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes cases, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of December 31, 2012 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2012 were decreased by 1%, our net income would decrease by approximately $73.1 million. If the completion factors were increased by 1%, our net income would increase by approximately $71.5 million.

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

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Balances as of beginning of period	$744.8	$743.0	$802.5
Medical benefits incurred related to:
Current period	6,450.5	5,200.1	4,711.2
Prior periods	(146.6)	(252.1)	(116.3)
Total	6,303.9	4,948.0	4,594.9
Medical benefits paid related to:
Current period	(5,754.9)	(4,533.9)	(4,084.6)
Prior periods	(560.8)	(412.3)	(569.8)
Total	(6,315.7)	(4,946.2)	(4,654.4)
Balances as of end of period	$733.0	$744.8	$743.0

Medical benefits payable recorded at December 31, 2011, 2010 and 2009 developed favorably by approximately $146.6 million, $252.1 million and $116.3 million in 2012, 2011 and 2010, respectively. A portion of the prior period development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

In addition to the release of the provision for moderately adverse conditions, medical benefits expense for the years ended December 31, 2012, 2011 and 2010 was impacted by approximately $76.7 million, $191.2 million and $56.2 million respectively, of net favorable development related to prior years. The net favorable development in 2012 was due to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, primarily due to lower than projected utilization, partially offset by higher than expected medical services in Kentucky. The net favorable development during 2011 was attributable to the 2010 medical cost trend emerging favorably than we originally estimated, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization. The net favorable development in 2010 was primarily associated with the exit of the PFFS product on December 31, 2009. The factors impacting the changes in the determination of medical benefits payable discussed above were not discernible in advance. The impact became clearer over time as claim payments were processed and more complete claims information was obtained.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. The first step is to determine the fair value of the reporting unit using both the income and market approach. In doing so, we must make assumptions and estimates, such as projected revenues and the discount factor, in estimating fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We select the second quarter of each year for our annual goodwill impairment test, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process, with the test completed during the third quarter of that year. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, and our review at December 31, 2012, we determined that the fair value of our Medicaid reporting unit is more likely than not greater than the carrying value as of December 31, 2012. Our review included consideration of the termination of our Missouri and Ohio Medicaid contracts as discussed in Part I – Item 1 – Business – "OUR PRODUCT SEGMENTS."

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the Consolidated Financial Statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2012 and 2011, our short-term investment portfolio of $220.3 million and $198.6 million, respectively, consisted of highly liquid securities with maturities between three and 12 months, as well as longer term bonds with floating interest rates that we consider available for sale. We held restricted investments of $67.4 million and $60.7 million, at December 31, 2012 and 2011, respectively, which consist principally of cash, cash equivalents and other short-term investments required by various state statutes or regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. Because of the short-term nature of short-term and restricted investments, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. At December 31, 2012 and 2011, we held investments classified as long-term in the amount of $96.7 million and $83.0 million, respectively. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2012, the fair value of our long-term fixed income investments would decrease by approximately $3.1 million. Similarly, a 1% decrease in market interest rates would result in an increase of the fair value of our investments by less than $3.2 million.

Interest Rate Market Risk

We are exposed to changes in interest rates on our Amended Credit Agreement, as amended, which is subject to variable interest rates dependent upon the Adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Based on outstanding debt balances and interest rates as of December 31, 2012, a 100 basis point increase in interest rates on our Amended Credit Agreement would increase annual interest expense by approximately $1.4 million. Similarly, a 100 basis point decrease in assumed interest rates would decrease annual interest expense by $1.4 million.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Management, under the leadership of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

In connection with the preparation of this 2012 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, that is included herein.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 13, 2013

Item 9B. Other Information.

Second Amendment to the Credit Agreement

On February 12, 2013, we amended the senior secured credit agreement (as amended to date, the "Credit Agreement") to provide for an additional $230,000,000 in term loans, for a total available principal amount of $515,000,000. Concurrent with the executed amendment, we borrowed an additional $230,000,000 in term loans, resulting in a total $365,000,000 outstanding under the Credit Agreement as of February 12, 2103.

The other terms of the Credit Agreement did not change and the amortization schedule is substantially the same.

The foregoing description does not purport to be a complete description of the parties' rights and obligations under the above-described Second Amendment. The above description is qualified in its entirety by reference to the complete Credit Agreement attached as Exhibit 10.33b to this 2012 Form 10-K and incorporated herein by reference.

Amendment to Medicaid Contract with the Commonwealth of Kentucky

On February 8, 2013, we entered into an Amendment to the Medicaid Managed Care Contract dated July 5, 2011 (the "Contract") with The Commonwealth of Kentucky's Cabinet for Finance and Administration, on behalf of the Cabinet for Health and Family Services, Department for Medicaid (the "Commonwealth") regarding the Kentucky Medicaid program (the "Amendment"). Pursuant to the Amendment, we received an approximate 7.0% premium rate increase for the Kentucky Medicaid program, retroactive to January 1, 2013. The Commonwealth also has accelerated to July 1, 2013, our 3.0% rate increase previously scheduled for October 1, 2013. These rate increases apply to all of the Medicaid geographic regions of the Commonwealth other than Region 3. Subject to certain conditions, the Commonwealth also agreed to offer the Company the opportunity for contract renewal at rates no less than those in place at the end of the existing term. The parties also agreed to certain operational changes for improved member services and provider relations. The Amendment also included a release for any claims by us regarding rate sufficiency during the initial contract term.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2012, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2012 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

We have re-evaluated the materiality criteria for each our operational contracts. In previous years, if we derived from a particular government customer 10% or greater of our total annual consolidated revenues, we determined that all the contracts with that customer were material. As our relationships with our customers and the marketplace has evolved, we believe the more appropriate criteria is to evaluate each of our operational contracts based on whether we derived 10% or greater of our total annual consolidated revenues from that particular contract, in addition to other subjective criteria such as whether two or more contracts were entered at the same time with the same parties with substantively the same terms and similar scope.

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

Date: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Alec Cunningham	Chief Executive Officer (Principal Executive Officer and Director)	February 13, 2013
Alec Cunningham

/s/Thomas L. Tran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2013
Thomas L. Tran

/s/Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2013
Maurice S. Hebert

/s/Charles G. Berg	Director	February 13, 2013
Charles G. Berg

/s/Carol J. Burt	Director	February 13, 2013
Carol J. Burt

/s/ Roel C. Campos	Director	February 13, 2013
Roel C. Campos

/s/David J. Gallitano	Director	February 13, 2013
David J. Gallitano

/s/D. Robert Graham	Director	February 13, 2013
D. Robert Graham

/s/Kevin F. Hickey	Director	February 13, 2013
Kevin F. Hickey

/s/Christian P. Michalik	Director	February 13, 2013
Christian P. Michalik

/s/Glenn D. Steele, Jr.	Director	February 13, 2013
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 13, 2013
William L. Trubeck

/s/ Paul E. Weaver	Director	February 13, 2013
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F-42
Schedule II — Valuation and Qualifying Accounts	F-45

Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche, LLP

Certified Public Accountants
Tampa, Florida
February 13, 2013

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share and share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Premium	$7,400,217	$6,098,130	$5,430,190
Investment and other income	8,815	8,738	10,035
Total revenues	7,409,032	6,106,868	5,440,225
Expenses:
Medical benefits	6,303,934	4,947,967	4,594,537
Selling, general and administrative	690,842	642,107	837,988
Medicaid premium taxes	82,164	76,163	56,374
Depreciation and amortization	31,531	26,454	23,946
Interest	4,122	6,510	229
Total expenses	7,112,593	5,699,201	5,513,074
Income (loss) from operations	296,439	407,667	(72,849)
Gain on repurchase of subordinated notes	—	10,807	—
Income (loss) before income taxes	296,439	418,474	(72,849)
Income tax expense (benefit)	111,711	154,228	(19,449)
Net income (loss)	184,728	264,246	(53,400)

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	1,544	959	1,317
Income tax expense related to other comprehensive income	571	411	507
Other comprehensive income, net of tax	973	548	810
Comprehensive income (loss)	$185,701	$264,794	$(52,590)

Net income (loss) per common share (see Note 4):
Basic	$4.29	$6.17	$(1.26)
Diluted	$4.22	$6.10	$(1.26)

Weighted average common shares outstanding:
Basic	43,104,216	42,817,466	42,365,061
Diluted	43,826,285	43,328,756	42,365,061

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,100,495	$1,325,098
Investments	220,344	198,569
Premiums receivable, net	387,294	217,509
Pharmacy rebates receivable, net	126,832	109,933
Funds receivable for the benefit of members	126,646	162,745
Income taxes receivable	15,615	20,655
Prepaid expenses and other current assets, net	96,276	63,053
Deferred income tax asset	27,208	22,332
Total current assets	2,100,710	2,119,894
Property, equipment and capitalized software, net	131,518	98,238
Goodwill	223,839	111,131
Other intangible assets, net	53,028	9,896
Long-term investments	96,700	83,019
Restricted investments	67,364	60,663
Other assets	2,357	5,270
Total Assets	$2,675,516	$2,488,111

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$732,994	$744,821
Unearned premiums	146	164
Accounts payable	18,582	3,294
Other accrued expenses and liabilities	221,055	215,817
Current portion of amount payable related to investigation resolution	37,305	49,557
Current portion of long-term debt	15,000	11,250
Other payables to government partners	88,344	98,237
Total current liabilities	1,113,426	1,123,140
Deferred income tax liability	42,058	1,026
Amount payable related to investigation resolution	68,171	101,705
Long-term debt	120,000	135,000
Other liabilities	8,697	10,394
Total liabilities	1,352,352	1,371,265

Commitments and contingencies (see Note 12)

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) - Continued

	December 31,
	2012	2011
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,212,375 and 42,848,798 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively)	432	429
Paid-in capital	469,434	448,820
Retained earnings	854,086	669,358
Accumulated other comprehensive loss	(788)	(1,761)
Total stockholders' equity	1,323,164	1,116,846
Total Liabilities and Stockholders' Equity	$2,675,516	$2,488,111

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2010	42,361,207	$424	$425,083	$458,512	$(3,119)	$880,900
Common stock issued for stock options	90,853	1	1,443	—	—	1,444
Purchase of treasury stock	(36,032)	(1)	(6,237)	—	—	(6,238)
Vesting of restricted stock grants and restricted stock units, net of forfeitures	125,697	1	11,752	—	—	11,753
Other equity-based compensation expense	—	—	3,049	—	—	3,049
Incremental tax decrement from option exercises	—	—	(6,272)	—	—	(6,272)
Comprehensive loss	—	—	—	(53,400)	810	(52,590)
Balance at December 31, 2010	42,541,725	$425	$428,818	$405,112	$(2,309)	$832,046
Common stock issued for stock options	226,036	3	6,285	—	—	6,288
Purchase of treasury stock	(69,652)	(1)	(3,683)	—	—	(3,684)
Vesting of restricted stock grants and restricted stock units, net of forfeitures	150,689	2	16,975	—	—	16,977
Other equity-based compensation expense	—	—	2,552	—	—	2,552
Incremental tax decrement from option exercises	—	—	(2,127)	—	—	(2,127)
Comprehensive income	—	—	—	264,246	548	264,794
Balance at December 31, 2011	42,848,798	$429	$448,820	$669,358	$(1,761)	$1,116,846
Common stock issued for stock options	243,307	2	9,405	—	—	9,407
Purchase of treasury stock	(8,570)	—	(6,477)	—	—	(6,477)
Vesting of restricted stock grants and restricted stock units, net of forfeitures	128,840	1	8,788	—	—	8,789
Other equity-based compensation expense	—	—	6,097	—	—	6,097
Incremental tax benefit from option exercises	—	—	2,801	—	—	2,801
Comprehensive income	—	—	—	184,728	973	185,701
Balance at December 31, 2012	43,212,375	$432	$469,434	$854,086	$(788)	$1,323,164

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash (used in) provided by operating activities:
Net income (loss)	$184,728	$264,246	$(53,400)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	31,531	26,454	23,946
Equity-based compensation expense	14,886	19,530	14,801
Incremental tax benefit from equity-based compensation	(3,763)	(2,778)	—
Gain on repurchase of subordinated notes	—	(10,807)	—
Deferred taxes, net	18,791	98,170	(61,204)
Provision for doubtful receivables	16,535	11,080	(6,889)
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(180,262)	(96,770)	158,124
Pharmacy rebates receivable, net	(12,441)	(24,746)	(551)
Prepaid expenses and other current assets, net	(28,969)	(37,270)	(3,083)
Medical benefits payable	(38,588)	1,831	(59,525)
Unearned premiums	(18)	(67,219)	(23,113)
Accounts payables and other accrued expenses	14,922	14,018	752
Other payables to government partners	(12,156)	51,632	8,458
Amount payable related to investigation resolution	(45,786)	(73,780)	256,207
Income taxes receivable/payable, net	7,841	(12,809)	(21,134)
Other, net	2,010	1,217	(10,332)
Net cash (used in) provided by operating activities	(30,739)	161,999	223,057

Cash used in investing activities:
Acquisitions, net of cash acquired	(126,571)	—	—
Purchases of investments	(465,629)	(386,186)	(219,961)
Proceeds from sale and maturities of investments	436,839	277,486	163,993
Purchases of restricted investments	(36,660)	(34,828)	(21,820)
Proceeds from maturities of restricted investments	30,452	81,524	44,800
Additions to property, equipment and capitalized software, net	(61,268)	(49,576)	(27,516)
Net cash used in investing activities	(222,837)	(111,580)	(60,504)

Cash provided by (used in) financing activities:
Proceeds from debt, net of issuance costs	(585)	147,473	—
Proceeds from option exercises and other	9,407	6,287	1,443
Incremental tax benefit from equity-based compensation	3,763	2,778	—
Purchase of treasury stock	(6,477)	(3,684)	(6,237)
Payments on debt	(11,250)	(3,750)	—
Repurchase of subordinated notes	—	(101,693)	—
Payments on capital leases	(2,219)	(2,717)	(1,011)
Funds receivable for the benefit of members	36,334	(129,563)	44,669
Net cash provided by (used in) financing activities	28,973	(84,869)	38,864

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) - Continued

	For the Years Ended December 31,
	2012	2011	2010
Increase (decrease) in cash and cash equivalents	(224,603)	(34,450)	201,417
Balance at beginning of period	1,325,098	1,359,548	1,158,131
Balance at end of period	$1,100,495	$1,325,098	$1,359,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$101,023	$69,846	$75,962
Cash paid for interest	$3,612	$5,920	$228

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash issuance of subordinated notes	$—	$112,500	$—
Non-cash additions to property, equipment, and capitalized software	$3,278	$2,449	$2,354
Equipment acquired through capital leases	$—	$—	$8,868

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011, and 2010
(In thousands, except member, per share and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc., (the "Company," "we," "us," or "our"), provides managed care services exclusively to government-sponsored health care programs. The Company was formed as a Delaware limited liability company in May 2002 to acquire our Florida, New York and Connecticut health plans. We completed the acquisition of the health plans through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of December 31, 2012, we served approximately 2,669,000 members. In 2012, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and Ohio. We also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia.

The Kentucky Cabinet for Health and Family Services awarded us a contract to serve the Commonwealth of Kentucky's (Kentucky's) Medicaid program beginning November 1, 2011. We served approximately 207,000 beneficiaries under this program as of December 31, 2012.

Our Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period. The transition of our Ohio Medicaid members to other plans should be substantially complete in the first quarter of 2013, but it may extend through June 30, 2013. The Ohio Medicaid contract accounted for approximately 97,000, or 4% of our consolidated membership as of December 31, 2012 and approximately $265,300, or 4%, of our consolidated premium revenue, net of premium taxes, for the year ended December 31, 2012. The Missouri Medicaid contract accounted for approximately $20,200, or less than 1%, of our consolidated premium revenue, net of premium taxes, for the year ended December 31, 2012.

In November 2012, we acquired all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. of California (collectively, "Easy Choice"). As of December 2012, we served approximately 39,000 Easy Choice MA plan members in California.
Basis of Presentation and Use of Estimates

The consolidated balance sheets and statements of comprehensive income (loss), changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these consolidated financial statements.

We reclassified certain items related to prior years in these consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on stockholders' equity, net income, or comprehensive income (loss) as previously reported. We reclassified certain costs related to quality improvement activities as medical benefits expense. Prior to January 1, 2012, we reported these costs as selling, general and administrative expenses. The quality improvement costs that we reclassified are consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") and include:

•  preventive health and wellness and care management;
•  case and disease management;
•  health plan accreditation costs;
•  provider education and incentives for closing care gaps;
•  health risk assessments and member outreach; and
•  information technology costs related to the above activities.

The reclassification of these quality improvement costs impacted previously-reported medical benefits expense, by reportable segment, and selling, general and administrative expenses for the years ended December 31, 2011 and 2010 as follows:

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Previously Reported	Amounts Reclassified	As Adjusted	Previously Reported	Amounts Reclassified	As Adjusted
Medical benefits expense:
Medicaid	$2,837,639	$52,451	$2,890,090	$2,847,315	$41,152	$2,888,467
MA	1,180,500	18,264	1,198,764	1,054,071	13,107	1,067,178
PDP	853,932	5,181	859,113	635,245	3,647	638,892
Total medical benefits expense	$4,872,071	$75,896	$4,947,967	$4,536,631	$57,906	$4,594,537
Selling, general and administrative expenses	$718,003	$(75,896)	$642,107	$895,894	$(57,906)	$837,988

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs.

State governments individually operate and implement and, together with the federal government's Centers for Medicare and Medicaid Services ("CMS"), fund and regulate the Medicaid program. We provide benefits to low-income and disabled persons under the Medicaid program and are paid premiums based on contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts are generally multi-year contracts subject to annual renewal provisions. We record annual rate changes when they become effective. Such adjustments are typically made at the commencement of each new contract renewal period. In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. State agencies analyze encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We operate our MA plans under the Medicare Part C program and provide benefits comparable to Medicare Part A and B to eligible members. Most of our MA plans and our PDP plan offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the members' geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. We provide annual written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

Index to Consolidated Financial Statements and Schedules

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends.We also routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $14,843 and $10,367 at December 31, 2012 and 2011, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

We record retroactive adjustments to revenues based on changes in the number and eligibility status of our members subsequent to when we recorded revenue related to those members and months of service. We receive premium payments based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. We receive additional premiums from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable or payable in premiums receivable, net and other accrued expenses and liabilities in the consolidated balance sheets. In 2011, we reached a settlement with the Georgia Department of Community Health (the "Georgia DCH") to resolve issues with certain premium payments from the inception of the program in 2006 through the date of settlement related to the reconciliation of duplicate member records. The settlement resulted from a comprehensive review and negotiation involving the three health plans that operate in the program. During the year ended December 31, 2011, we recorded additional retroactive premium revenue and a receivable from the Georgia DCH related to the negotiated settlement. During the year ended December 31, 2012, CMS partially disallowed the settlement and we recorded a reduction of premium revenue of approximately $21,400. Amounts receivable from government agencies for member retroactivity were $28,024 and $28,267 at December 31, 2012 and 2011, respectively. The amounts due to government agencies for reconciling items were $19,944 and $7,292 at December 31, 2012 and 2011, respectively.

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Kentucky, New York and Ohio. We also earned supplemental payments for obstetric deliveries and newborns through the expiration of our Missouri contract on June 30, 2012. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We also earn supplemental Medicaid premium payments in some states for high cost drugs and certain services such as early childhood prevention screenings. We recognize supplemental premium revenue in the period we provide related services to our member. For the years ended December 31, 2012 and 2011, respectively, we recognized approximately $246,250 and $236,096 of supplemental Medicaid premium revenue.

Risk-Adjusted Medicare Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA and PDP member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled, resulting in higher risk scores for members with predictably higher costs. The model uses diagnosis data from inpatient and ambulatory treatment settings to calculate each risk score. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans at the beginning of the plan year, and then adjusts premium levels on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year and represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

Index to Consolidated Financial Statements and Schedules

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores in our models. As we do not have access to diagnosis data with respect to our stand-alone PDP members, we cannot fully anticipate changes in our members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include MA risk adjusted premiums receivable of $74,767 and $35,772 and PDP risk-adjusted premiums receivable of $4,813 and $5,394, as of December 31, 2012 and 2011, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to CMS and state government agencies under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated amounts due to CMS and state agencies in other payables to government partners in the consolidated balance sheets.

Certain of our Florida Medicaid contracts and our Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits expense, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency.

Our MA and PDP prescription drug plan premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. We have not historically experienced material differences between the subsequent CMS settlement amount and our estimates.

A summary of other payables to government partners is as follows:

	As of December 31,
	2012	2011
Liability to states under minimum medical expense provisions	$14,529	$12,251
Liability to CMS under risk corridor provision	73,815	85,986
Other payables to government partners	$88,344	$98,237

Index to Consolidated Financial Statements and Schedules

Medicare Part D Settlements

We receive certain Part D prospective premium subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the consolidated balance sheets. We also report the net receipts and payments as a financing activity in our consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

Low-Income Cost Sharing Subsidy—For qualifying LIS members, CMS reimburses us for all or a portion of deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy—CMS reimburses us for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy—We advance the pharmaceutical manufacturers gap coverage discounts at the point of sale. On a periodic basis, CMS bills pharmaceutical manufacturers for discounts advanced by us. Pharmaceutical manufacturers remit payments for invoiced amounts directly to us. CMS reduces subsequent prospective payments made to us by the discount amounts billed to manufacturers.

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event ("PDE") data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for thirty-seven months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. We do not have a history of adjustments for the coverage gap discount subsidy as the 2011 plan year, which was the year CMS implemented the coverage gap discount subsidy, has not yet been settled by CMS.

Funds receivable (held) for the benefit of members consisted of the following:

	As of December 31,
	2012	2011
Low-income cost sharing subsidy	$52,861	$54,659
Catastrophic reinsurance subsidy	90,384	128,701
Coverage gap discount subsidy	(16,418)	(20,586)
Other, net	(181)	(29)
Funds receivable for the benefit of members	$126,646	$162,745

 Medical Benefits Expense and Medical Benefits Payable

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs.

Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. We also record direct medical expenses for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by others. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.We record direct medical expense for our estimates of provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. We estimate pharmacy rebates earned based on historical utilization of specific pharmaceuticals, current utilization and contract terms and record amounts as a reduction of recorded direct medical expenses.

Index to Consolidated Financial Statements and Schedules

Consistent with the criteria specified and defined in guidance issued by HHS for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the 2010 Acts, we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR. Our estimate of IBNR is the most significant estimate included in our consolidated financial statements.We determine our best estimate of the base liability for IBNR utilizing consistent standard actuarial methodologies based upon key assumptions which vary by business segment. Our assumptions include current payment experience, trend factors, and completion factors. Trend factors used in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefits changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

After determining an estimate of the base liability for IBNR, we make an additional estimate, also using standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than the estimated base reserve. We refer to this additional liability as the provision for moderately adverse conditions. Our estimate of the provision for moderately adverse conditions captures the potential adverse development from factors such as:

•our entry into new geographical markets;
•our provision of services to new populations such as the aged, blind and disabled;
•variations in utilization of benefits and increasing medical costs;
•changes in provider reimbursement arrangements;
•variations in claims processing speed and patterns, claims payment and the severity of claims; and
•health epidemics or outbreaks of disease such as the flu.

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from our assumed trends occur. Changes in our estimates of medical benefits payable cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior period developments, as increases or decreases to medical benefits expense in the period we identify the differences.

Reinsurance

We cede certain premiums and medical benefits to other insurance companies under various reinsurance agreements in order to increase our capacity to write larger risks and maintain our exposure to loss within our capital resources. We are contingently liable in the event the reinsurance companies do not meet their contractual obligations. We evaluate the financial condition of the reinsurance companies on a regular basis and only contract with well-known, well-established reinsurance companies that are supported by strong financial ratings.

We account for reinsurance premiums and medical expense recoveries according to the terms of the underlying reinsurance contracts. We recorded reinsurance premium payments of $2,999, $2,117, and $1,241 for the years ended December 31, 2012, 2011 and 2010, respectively, as a reduction to premium revenue in the accompanying consolidated statements of comprehensive income (loss). We recorded reinsurance recoveries of $4,903, $2,015, and $1,223 for the years ended December 31, 2012, 2011 and 2010, respectively, as a reduction of medical benefits expense in the accompanying consolidated statements of comprehensive income (loss). Reinsurance receivables of $6,539 and $2,242 as of December 31, 2012 and 2011, respectively, are included in prepaid and other current assets, net in the accompanying consolidated balance sheets.

Index to Consolidated Financial Statements and Schedules

Equity-Based Employee Compensation

The Compensation Committee of our Board of Directors (the "Compensation Committee") awards certain equity-based compensation under our 2004 Equity Incentive Plan, including stock options, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

We estimate compensation cost for stock options, restricted stock and RSUs based on fair value at the time of grant and recognize the expense over the vesting period of the award. We measure the grant date fair value of stock options using the Black-Scholes options-pricing model. We measure the grant date fair value of restricted stock and RSUs based on the closing price of our common stock on the grant date.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest approximately three years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares to 150% of the target award amount. PSUs do not have a grant date or grant date fair value for accounting purposes as the subjective nature of the terms of the PSUs precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

We estimate the fair value of MSUs at grant date using a Monte Carlo simulation approach based on randomly generated simulated stock-price paths through a lattice-type structure. We recognize compensation expense for MSUs expected to vest on a straight-line basis over the vesting period, generally three years. We calculate the number of shares of common stock earned upon vesting based on the number of base units granted multiplied by the ratio of the market price of our common stock during the last 30 market trading days of the calendar year immediately preceding both the vesting date and the grant date. The ratio is capped at 150%. If the ratio is less than 50%, no shares are earned by the recipient.

Member Acquisition Costs

We incur member acquisition costs, including internal commissions, external agent commissions on renewal policies, agent referral commissions, policy issuance and other administrative costs, in the acquisition and retention of our members. We record these costs as selling, general and administrative expense in the period we incur them.

We advance commissions to external agents and brokers for the acquisition of new members to our MA and PDP plans and defer amortization of these costs to the period in which we earn associated premium revenue, which is generally not more than one year.

Advertising Costs

We record the production costs of advertising activities as selling, general and administrative expense when incurred. We expense the costs of communicating advertising campaigns in the period the advertising takes place. We recorded advertising and related marketing expense of $7,238, $8,068, and $7,010 for the years ended December 31, 2012, 2011 and 2010, respectively.

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with state agencies in Hawaii, Missouri, New York and Ohio include an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $82,164, $76,163 and $56,374 for the years ended December 31, 2012, 2011 and 2010, respectively.

Index to Consolidated Financial Statements and Schedules

Income Tax Expense (Benefit)

We record income tax expense (benefit) as incurred based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. We recognize deferred tax assets and liabilities for the estimated future tax consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using tax rates applicable to taxable income in the years in which we expect to recover or settle those temporary differences. We record a valuation allowance on deferred taxes if we determine it is more likely than not that we will not fully realize the future benefit of deferred tax assets. We file tax returns after the close of our fiscal year end and adjust our estimated tax receivable or liability to the actual tax receivable or due per the filed state and federal tax returns. Historically, we have not experienced significant differences between our estimates of income tax expense (benefit) and actual amounts incurred.

State and federal taxing authorities may challenge the positions we take on our filed tax returns. We evaluate our tax positions and only recognize a tax benefit if it is more likely than not that a tax audit will sustain our conclusion. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. State and federal taxing authorities may propose additional tax assessments based on periodic audits of our tax returns. We believe our tax positions comply with applicable tax law in all material aspects and we will vigorously defend our positions on audit. The ultimate resolution of these audits may materially impact our financial position, results of operations or cash flows. We have not experienced material adjustments to our consolidated financial statements as a result of these audits.

We participate in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Other Comprehensive Income

We record changes in net unrealized gains and losses on investments as a separate component of other comprehensive income, net of deferred income taxes, in the consolidated statements of comprehensive income (loss).

Cash and Cash Equivalents

We classify unrestricted cash and short-term investments with original maturities of three months or less as cash and cash equivalents in the consolidated balance sheets. We record cash and cash equivalents at cost, which approximates fair value.

Investments

We classify our fixed maturity securities, including short-term, long-term, and restricted investments, as available-for-sale and report them at fair value. We record unrealized gains and losses on securities, net of deferred income taxes, as a separate component of accumulated other comprehensive loss in the consolidated balance sheets. We record investment income when earned and classify investment income earned but not received in prepaid expenses and other current assets in the consolidated balance sheets. We may purchase fixed maturity securities at a premium or discount. We amortize these premiums and discounts as adjustments to investment income over the estimated remaining term of the securities. We determine realized gains and losses on sales of securities on a specific identification basis.

We determine the fair value of fixed maturity securities based on quoted prices in active markets or market prices provided by a third-party pricing service. The third-party pricing service determines market prices using inputs such as reported trades, benchmark yields, issuer spreads, bids, offers and estimated cash flows and prepayment spreads. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, the pricing services may use matrix or model processes to develop a security price using future cash flow expectations based upon collateral performance and discount this at an estimated market rate. Our long-term investments include municipal note investments with an auction reset feature ("auction-rate securities"). We record the fair value of these auction-rate securities based on a discounted cash flow analysis.

We regularly compare the fair value of our investments to amortized cost of those investments. The evaluation of impairment is a quantitative and qualitative process which is subject to risk and uncertainties. Our fixed maturity investments are exposed to four primary sources of investment risk: credit, interest rate, liquidity and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values.

Index to Consolidated Financial Statements and Schedules

We perform a case-by-case evaluation of the underlying reasons for the decline in fair value and consider a wide range of factors about the security issuer, including assumptions and estimates about the operations of the issuer and its future earnings potential. We use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Our evaluation of impairment includes, but is not limited to:

•	the length of time and the extent to which the market value has been below cost;

•	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

•	the potential for impairments in an entire industry sector or sub-sector;

•	the potential for impairments in certain economically depressed geographic locations;

•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

•	unfavorable changes in forecasted cash flows on asset-backed securities; and

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment (OTTI) in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings.

Restricted Investments

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies. Certain of our state contracts require the issuance of surety bonds. Through December 31, 2011, we were also required to maintain collateral deposits of cash, cash equivalents or securities in order to secure those surety bonds. In 2012, we no longer were required to collateralize our surety bonds. We record our restricted investments, which include cash, cash equivalents, and other short-term investments, at fair value. We classify restricted investments as long-term regardless of the contractual maturity date of the securities held, due to the nature of the states' requirements.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, net, are comprised of the following:

	As of December 31,
	2012	2011
Prepaid expenses	$61,439	$32,556
Pharmaceutical coverage gap discounts receivable	7,145	15,130
Advances to providers	5,628	6,491
Other	23,564	10,226
	97,776	64,403
Allowance for uncollectible advances to providers	(1,500)	(1,350)
Prepaid expenses and other current assets, net	$96,276	$63,053

We record pharmaceutical coverage gap discounts receivable for amounts billed to pharmaceutical manufacturers by CMS for Medicare Part D coverage gap discounts advanced by us. Pharmaceutical manufacturers remit payments directly to us (see "Revenue Recognition - Medicare Prospective Premium Payments"). We also advance amounts to certain health care providers that are under contract with us to provide medical benefits to our members. We perform an analysis of our ability to collect outstanding advances based upon a review of the financial condition and solvency of the provider. We record a valuation allowance for advances we believe may not be collectible.

Index to Consolidated Financial Statements and Schedules

Property, Equipment and Capitalized Software, net

Property, equipment and capitalized software are stated at historical cost, net of accumulated depreciation. We capitalize certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. We expense other software development costs, such as training and data conversion costs, as incurred. We capitalize the costs of improvements that extend the useful lives of the related assets.

We record depreciation expense using the straight-line method over the estimated useful lives of the related assets, which ranges from three to ten years for leasehold improvements, five for furniture and equipment, and three to five years for computer equipment and software. We include amortization of equipment under capital leases in depreciation expense. We record maintenance and repair costs as selling, general and administrative expense when incurred.

On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, we recognize an impairment loss in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable but the useful lives are shorter than we originally estimated, we depreciate the remaining net book value of the asset over the newly determined remaining useful lives. We did not recognize any impairment losses during the years ended December 31, 2012, 2011 or 2010.

Acquisitions

We included the results of Easy Choice's operations from the date of acquisition, November 9, 2012, in our consolidated financial statements. Revenues of $71,992 and net income of $1,210 attributable to Easy Choice are included in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.

The estimated fair values of assets acquired and liabilities assumed on the date of acquisition are as follows:

Cash and cash equivalents	$23,489
Investments	5,115
Premiums receivable, net	4,419
Pharmacy rebates receivable, net	4,458
Other assets	7,108
Total assets acquired	44,589

Medical benefits payable	(26,761)
Accrued expenses and other payables	(5,555)
Other payables to government partners	(2,263)
Total liabilities assumed	(34,579)
Fair value of net assets acquired	$10,010

In connection with the Easy Choice acquisition, we recorded $43,400 of identified intangible assets. We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 14.4 years.

We recorded $112,708 of goodwill for the excess of the purchase price over the estimated fair value of net assets and identifiable intangible assets acquired net of an estimated $16,058 deferred tax liability. Recorded goodwill and other intangible assets related to the Easy Choice acquisition are not deductible for tax purposes.

Index to Consolidated Financial Statements and Schedules

In December 2012, we acquired certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. We will provide services to approximately 4,000 Desert Canyon plan members effective January 1, 2013. In connection with the Desert Canyon acquisition, we recorded $2,020 of identified intangible assets. We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 10.8 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill recorded at December 31, 2012 consists of $112,708 and $111,131 attributable to our Medicare Advantage and Medicaid reporting segments, respectively. Goodwill recorded at December 31, 2011 is fully attributable to our Medicaid reporting segment.

Other intangible assets include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately 1 to 26 years. These assets are allocated to reporting segments for impairment testing purposes.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks.We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We perform our impairment test during the third quarter of each year. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, we determined that the fair values of our reporting units are more likely than not greater than the carrying values as of December 31, 2012.

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

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," and in December 2011 also issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which amended guidance on the presentation of comprehensive income. This amended guidance eliminates one of the presentation options previously provided, which was to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, and requires utilization of one of two optional methods. The amended guidance allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance effective January 1, 2012 and applied it retrospectively for all periods presented. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

Index to Consolidated Financial Statements and Schedules

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other." This guidance allows a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2011, the FASB issued ASU 2011-06, "Other Expenses - Fees Paid to the Federal Government by Health Insurers." This update to the Accounting Standards Codification addresses accounting for the annual fees mandated by the 2010 Acts. The 2010 Acts impose an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

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

3. SEGMENT REPORTING

  On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid, MA and PDP, to determine the most appropriate use and allocation of Company resources.

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

Index to Consolidated Financial Statements and Schedules

Medicaid premium revenue attributable to Florida, Georgia, and for 2012, Kentucky, each individually accounts for 10% or more of our consolidated premium revenue, net of premium tax, as follows:

	For the Years Ended December 31,
	2012	2011	2010
Florida	13%	15%	17%
Georgia	20%	24%	26%
Kentucky	10%	1%	—%

The state of Florida renewed our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. This contract term may be superseded by the implementation of a reform of the statewide Medicaid Managed Care program (the "Medicaid Reform Program"). In 2013, the state began a competitive procurement program to award contracts for the Medicaid Reform Program. As a result, the state may terminate these contracts as early as the end of 2013, with the new contracts expected to begin in the first quarter of 2014.

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

Our original Kentucky contract commenced in July 2011 and we began offering services to members on November 1, 2011. The contract has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018.

MA

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans.

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

Index to Consolidated Financial Statements and Schedules

Summary of Financial Information

We allocate goodwill and other intangible assets to our reportable operating segments. We do not allocate any other assets and liabilities, investment and other income, or selling, general and administrative, depreciation and amortization, or interest expense to our reportable operating segments. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable operating segments. A summary of financial information for our reportable operating segments through the gross margin level, including the reclassification of prior year medical benefits expense as discussed in Note 1, and a reconciliation to income before income taxes, are presented in the following tables.

	For the Years Ended December 31,
	2012		2011			2010
		Previously Reported	Amounts Reclassified	As Adjusted	Previously Reported	Amounts Reclassified	As Adjusted
Premium revenue:
Medicaid	$4,471,232	$3,581,611	$—	$3,581,611	$3,308,751	$—	$3,308,751
MA	1,936,378	1,479,750	—	1,479,750	1,336,089	—	1,336,089
PDP	992,607	1,036,769	—	1,036,769	785,350	—	785,350
Total premium revenue	7,400,217	6,098,130	—	6,098,130	5,430,190	—	5,430,190
Medical benefits expense:
Medicaid	3,892,076	2,837,639	52,451	2,890,090	2,847,315	41,152	2,888,467
MA	1,630,565	1,180,500	18,264	1,198,764	1,054,071	13,107	1,067,178
PDP	781,293	853,932	5,181	859,113	635,245	3,647	638,892
Total medical benefits expense	6,303,934	4,872,071	75,896	4,947,967	4,536,631	57,906	4,594,537
Gross margin:
Medicaid	579,156	743,972	(52,451)	691,521	461,436	(41,152)	420,284
MA	305,813	299,250	(18,264)	280,986	282,018	(13,107)	268,911
PDP	211,314	182,837	(5,181)	177,656	150,105	(3,647)	146,458
Total gross margin	1,096,283	1,226,059	(75,896)	1,150,163	893,559	(57,906)	835,653
Investment and other income	8,815	8,738	—	8,738	10,035	—	10,035
Other expenses	(808,659)	(827,130)	75,896	(751,234)	(976,443)	57,906	(918,537)
Income (loss) from operations	$296,439	$407,667	$—	$407,667	$(72,849)	$—	$(72,849)

Private Fee For Service Plan Exit

We previously offered MA private fee for service ("PFFS") plans through December 31, 2009. We did not renew our contracts to participate in the PFFS program due to costs that would have been required to meet additional regulations for PFFS plans imposed by CMS. The wind-down of our PFFS plans contributed approximately $10,883 and $36,945, respectively, in gross margin for the years ended December 31, 2011 and 2010, primarily as a result of the favorable development of PFFS medical benefits payable for service dates on or before December 31, 2009.

4. NET INCOME (LOSS) PER COMMON SHARE

We compute basic net income (loss) per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock, restricted stock units, market stock units and performance stock units using the treasury stock method.

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average common shares outstanding — basic	43,104,216	42,817,466	42,365,061
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock units and performance stock units	526,030	305,622	—
Stock options	196,039	205,668	—
Weighted-average common shares outstanding — diluted	43,826,285	43,328,756	42,365,061
Anti-dilutive stock options, restricted stock awards and performance equity awards excluded from computation	57,455	63,834	1,871,567

For the years ended December 31, 2012 and 2011, we excluded certain equity awards from the computation of weighted-average common shares outstanding — diluted because their exercise prices were greater than the average market price of our common stock for the period. For the year ended December 31, 2010, we excluded all equity awards from the computation of diluted loss per share due to their anti-dilutive effect on the 2010 net loss per share.

5. INVESTMENTS

Short – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Corporate debt and other securities	$35,287	$15	$(2)	$35,300
Money market funds	9,513	—	—	9,513
Municipal securities	94,676	16	(46)	94,646
Variable rate bond fund	75,000	686	—	75,686
U.S. government securities	5,197	2	—	5,199
Total	$219,673	$719	$(48)	$220,344
December 31, 2011
Certificates of deposit	$12,401	$2	$(2)	$12,401
Corporate debt and other securities	27,364	13	(5)	27,372
Money market funds	41,720	—	—	41,720
Municipal securities	66,736	15	(27)	66,724
Variable rate bond fund	50,000	—	(55)	49,945
U.S. government securities	399	8	—	407
Total	$198,620	$38	$(89)	$198,569

Our short-term available-for-sale investments have contractual maturities within 1 year. We are not exposed to any significant concentration of credit risk in our short-term fixed maturities portfolio.

Index to Consolidated Financial Statements and Schedules

Long – term investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale, long-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Auction rate securities	$34,150	$—	$(2,104)	$32,046
Corporate debt and other securities	26,879	62	(11)	26,930
Municipal securities	24,089	28	(17)	24,100
U.S. government securities	13,505	119	—	13,624
Total	$98,623	$209	$(2,132)	$96,700
December 31, 2011
Auction rate securities	$34,950	$—	$(2,551)	$32,399
Certificates of deposit	5,000	3	—	5,003
Corporate debt and other securities	13,340	7	(356)	12,991
U.S. government securities	32,481	153	(8)	32,626
Total	$85,771	$163	$(2,915)	$83,019

Contractual maturities of long-term available-for-sale investments at December 31, 2012 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32,046	$—	$—	$—	$32,046
Corporate debt and other securities	26,930	—	22,405	—	4,525
Municipal securities	24,100	—	24,100	—	—
U.S. government securities	13,624	—	13,624	—	—
Total	$96,700	$—	$60,129	$—	$36,571

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities, which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The auction rate securities carry investment grade credit ratings but are believed to be in an inactive market as discussed in Note 9. During the years ended December 31, 2012, 2011, and 2010, respectively, we redeemed $800, $11,200 and $10,850 auction rate securities at par. We did not realize any losses associated with selling or redeeming our auction rate securities for those years.

During the years ended December 31, 2012, 2011, and 2010, respectively, we sold or redeemed fixed maturity bond investments totaling $378,128, $200,516, $51,015, respectively. We realized gross losses of $54 associated with selling or redeeming fixed maturity bond securities for the year ended December 31, 2012, all attributable to sales of acquired Easy Choice investments to comply with our investment policies. We net the realized losses in investment and other income in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2012. We did not realize any losses associated with selling or redeeming our fixed maturity bond securities for the years ended December 31, 2011 and 2010.

We recorded gross gains on sales or redemptions of our investments of $101 and $42 for the years ended December 31, 2012 and 2011, respectively. We did not realize any gains on sales or redemptions of investments during the year ended December 31, 2010.

We did not realize any OTTI for the years ended December 31, 2012, 2011 or 2010.

6. RESTRICTED INVESTMENT ASSETS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Money market funds	$18,630	$—	$—	$18,630
Cash	29,179	—	—	29,179
Certificates of deposit	1,551	—	—	1,551
U.S. government securities	18,003	2	(1)	18,004
Total	$67,363	$2	$(1)	$67,364
December 31, 2011
Money market funds	$18,897	$—	$—	$18,897
Cash	25,864	—	—	25,864
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	14,843	9	(1)	14,851
Total	$60,655	$9	$(1)	$60,663

We did not realize any gains or losses related to restricted investments for the years ended December 31, 2012, 2011, or 2010.

7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation is as follows:

	December 31,
	2012	2011
Leasehold improvements	$20,570	$16,492
Computer equipment	52,946	47,273
Capitalized software	115,612	84,958
Furniture and equipment	19,200	17,621
Property and equipment clearing	3,278	2,449
Construction in progress	28,700	20,893
	240,306	189,686
Less accumulated depreciation	(108,788)	(91,448)
Total property and equipment, net	$131,518	$98,238

We recognized depreciation expense on property, equipment and capitalized software of $29,243, $24,922, and $22,413 for the years ended December 31, 2012, 2011, and 2010, respectively, including amortization expense on capitalized software of $15,421, $11,482 and $10,512 for the years ended December 31, 2012, 2011, and 2010, respectively.

Index to Consolidated Financial Statements and Schedules

8. OTHER INTANGIBLE ASSETS

Other intangible assets as of December 31, 2012 and 2011, and related weighted-average amortization periods as of December 31, 2012, are as follows:

	As of December 31,
	2012				2011
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	16.6	$4,006	$(2,100)	$1,906	$4,878	$(4,434)	$444
Trademarks	13.5	12,143	(6,878)	5,265	10,443	(6,111)	4,332
Licenses and permits	15.0	5,271	(2,509)	2,762	5,270	(2,157)	3,113
State contracts	14.8	43,536	(2,309)	41,227	3,336	(1,329)	2,007
Broker networks	10.0	1,900	(32)	1,868	—	—	—
Total other intangible assets	14.5	$66,856	$(13,828)	$53,028	$23,927	$(14,031)	$9,896

We recorded amortization expense of $2,288, $1,532, and $1,533 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2012 is as follows:

Expected Amortization Expense
2013	$4,872
2014	4,820
2015	4,735
2016	4,735
2017	4,729
2018 and thereafter	29,137
Total	$53,028

9. FAIR VALUE MEASUREMENTS

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

Level 1—Quoted (unadjusted) prices for identical assets or liabilities in active markets: We include investments in commercial paper, money market funds, cash, U.S. government securities and the variable rate bond fund, as well as certain certificates of deposit and corporate debt, asset-backed and other municipal securities in Level 1. The carrying amounts of money market funds and cash approximate fair value because of the short-term nature of these instruments. We base fair values of the other investments included in Level 1 on unadjusted quoted market prices for identical securities in active markets.

Index to Consolidated Financial Statements and Schedules

Level 2—Inputs other than quoted prices in active markets: We include in Level 2 investments in certain certificates of deposit, corporate debt, asset-backed and other municipal securities for which fair market valuations are based on quoted prices for identical securities in markets that are not active, quoted prices for similar securities in active markets, broker or dealer quotations, or alternative pricing sources or for which all significant inputs are observable, either directly or indirectly, including interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.

In addition to using market data, we make assumptions when valuing our assets and liabilities, including assumptions about risks inherent in the inputs to the valuation technique. When there is not an observable market price for an identical or similar asset or liability, we use an income approach reflecting our best assumptions regarding expected cash flows, discounted using a commensurate risk-adjusted discount rate. We estimated the fair value of the future payments related to investigation resolution using a discounted cash flow analysis and recorded these amounts at fair value in the short- and long-term portions of amounts accrued related to investigation resolution line items in our consolidated balance sheets. The carrying value of long-term debt was $135,000 at December 31, 2012. Based on a discounted cash flow analysis, the fair value of long-term debt was $131,770 at December 31, 2012.

Level 3—Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. At December 31, 2012, the auction rate securities had par values of $34,150. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2012. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Based on this, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Significant unobservable inputs used in the discounted cash flow model include the historical municipal bond index return rate and individual security credit ratings. Increases or decreases in the municipal bond index return rate or changes in security credit ratings could result in a significant change in the fair value estimation of our auction rate securities. Unobservable inputs included in our estimation of fair value of auction rate securities at December 31, 2012 included security credit ratings ranging from triple AAA/Aaa to BBB-/Baa3 and historical municipal bond index returns ranging from 0% to 8.5%. The fair values of auction rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

We determine transfers between levels at the end of the reporting period. No transfers between levels were recognized for the years ended December 31, 2012 and 2011.

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value at December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,046	$—	$—	$32,046
Corporate debt securities	57,705	—	57,705	—
Asset backed securities	4,525	—	4,525	—
Money market funds	9,513	9,513	—	—
Municipal securities	118,746	—	118,746	—
Variable rate bond fund	75,686	75,686	—	—
U.S. government securities	18,823	18,823	—	—
Total investments	$317,044	$104,022	$180,976	$32,046

Restricted investments:
Money market funds	$18,630	$18,630	$—	$—
Cash	29,179	29,179	—	—
Certificates of deposit	1,551	—	1,551	—
U.S. government securities	18,004	18,004	—	—
Total restricted investments	$67,364	$65,813	$1,551	$—
Amounts payable related to investigation resolution	$105,476	$—	$105,476	$—

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value at December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,399	$—	$—	$32,399
Certificates of deposit	17,404	—	17,404	—
Corporate debt securities	28,716	—	28,716	—
Commercial paper	1,999	—	1,999	—
Asset backed securities	9,648	—	9,648	—
Money market funds	41,720	41,720	—	—
Municipal securities	66,724	—	66,724	—
Variable rate bond fund	49,945	49,945	—	—
U.S. government securities	33,033	33,033	—	—
Total investments	$281,588	$124,698	$124,491	$32,399

Restricted investments:
Money market funds	$18,897	$18,897	$—	$—
Cash	25,864	25,864	—	—
Certificates of deposit	1,051	—	1,051	—
U.S. government securities	14,851	14,851	—	—
Total restricted investments	$60,663	$59,612	$1,051	$—
Amounts payable related to investigation resolution	$151,262	$—	$151,262	$—

Changes in the fair value of our Level 3 auction rate securities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Years Ended December 31,
	2012	2011	2010
Balance as of January 1	$32,399	$42,245	$51,710
Realized gains (losses) in earnings	—	—	—
Changes in net unrealized gains and losses in other comprehensive income	447	1,354	1,385
Purchases, sales and redemptions	(800)	(11,200)	(10,850)
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$32,046	$32,399	$42,245

As a result of the increase in the fair value of our investments in auction rate securities, we recorded net unrealized gains of $447, $1,354, and $1,385 to accumulated other comprehensive loss during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the fair value was driven by improvement in the municipal bond market. We redeemed auction rate securities at par in the amount of $800 in July 2012, $6,700 in December 2011, $4,500 in May 2011, $4,550 in May 2010, and $6,300 in March 2010.

Index to Consolidated Financial Statements and Schedules

10. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

	As of December 31, 2012	% of Total	As of December 31, 2011	% of Total
IBNR	$547,416	75%	$526,736	71%
Other medical benefits payable	185,578	25%	218,085	29%
Total medical benefits payable	$732,994	100%	$744,821	100%

A reconciliation of the beginning and ending balances of medical benefits payable is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Beginning balance	$744,821	$742,990	$802,515
Medical benefits incurred related to:
Current period	6,450,513	5,200,106	4,711,191
Prior period	(146,579)	(252,139)	(116,254)
Total	6,303,934	4,947,967	4,594,937
Medical benefits paid related to:
Current period	(5,754,917)	(4,533,868)	(4,084,642)
Prior periods	(560,844)	(412,268)	(569,820)
Total	(6,315,761)	(4,946,136)	(4,654,462)
Ending balance	$732,994	$744,821	$742,990

Our estimates of medical benefits expense recorded at December 31, 2011, 2010 and 2009 developed favorably by approximately $146,579, $252,139, and $116,254 in 2012, 2011 and 2010, respectively. The release of the provision for moderately adverse conditions included in our prior period estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period.

Excluding the prior period development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded at December 31, 2011, 2010 and 2009, developed favorably by approximately $76,681, $191,205 and $56,185 in 2012, 2011 and 2010, respectively. Our medical cost trend, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, emerged favorably in 2012 and 2011, due primarily to lower than projected utilization. Higher than expected medical services in Kentucky in 2012 partially offset the favorable development related to the medical cost trend. The wind-down of PFFS claims related to service dates on or before December 31, 2009, following our exit from the PFFS program, contributed significantly to the favorable development in 2010, and to a lessor extent, in 2011. The impact of these developments was not discernible in advance and became clearer over time as we processed more claim payments and obtained more complete claims information.

11. DEBT

Credit Agreement

In August 2011, we entered into a $300,000 senior secured credit agreement, amended on July 20, 2012 (the "Amended Credit Agreement"), that provides for a $150,000 term loan facility as well as a $150,000 revolving credit facility. The term loan and revolving credit facility expire in August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. Upon closing, we borrowed $150,000 pursuant to the term loan facility. At December 31, 2012, $135,000 is outstanding under the Amended Credit Agreement, including $15,000 classified as a current liability in the accompanying consolidated balance sheet.

Index to Consolidated Financial Statements and Schedules

Our term loan bears interest at 1.75% as of December 31, 2012. Under the Amended Credit Agreement, outstanding credit facility borrowings designated as Alternate Base Rate ("ABR") loans bear interest at a rate per annum equal to an applicable margin ranging from 0.50% to 2.25% plus the greatest of:

•	the prime rate in effect on such day;

•	the federal funds effective rate in effect on such day plus 0.50%; and

•	the adjusted London Inter-Bank Offered Rate ("Adjusted LIBOR") for a 1-month interest period on such day plus 1%.

Outstanding credit facility borrowings designated as Eurodollar loans bear interest at a rate per annum equal to Adjusted LIBOR for the interest period in effect plus an applicable margin ranging from 1.50% to 3.25%. Our ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Amended Credit Agreement (our "Cash Flow Leverage Ratio") determines the applicable margin for both ABR and Eurodollar loans.

We incur a fee of 0.25% to 0.50% for unutilized commitments under the Amended Credit Agreement, depending upon our Cash Flow Leverage Ratio. We recorded total interest expense under the Amended Credit Agreement of $3,379 for the year ended December 31, 2012, including commitment fees and interest of $402 and $2,977, respectively. We recorded total interest expense under the Amended Credit Agreement of $1,838 for the year ended December 31, 2011, including commitment fees and interest of $305 and $1,533, respectively. We make interest payments based on the LIBOR election period, which ranges from a period of one to six months, and pay the commitment fees quarterly. As of December 31, 2012 and 2011, accrued interest payable was $171 and $271, respectively.

We defer and amortize debt issuance costs over the life of the Amended Credit Agreement using the straight-line method. Debt issuance costs, net of accumulated amortization, of $2,274 and $2,300 are included in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively. We recorded amortization expense of $611 and $227 for the years ended December 31, 2012 and 2011, respectively.

Payments of principal on the term loan for the years succeeding December 31, 2012 are as follows:

Future Principal Payments
2013	$15,000
2014	18,750
2015	26,250
2016	75,000
$135,000

The Amended Credit Agreement includes customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. We may incur additional senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. In addition, the Amended Credit Agreement requires that we maintain:

•	a Cash Flow Leverage Ratio of not more than 2.75 times;

•	a minimum fixed charge coverage ratio of 3.00 times;

•	a minimum level of statutory net worth for our regulated subsidiaries; and

•
cash in an amount equal to one year of payment obligations due and payable to the U.S. Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding. For more information regarding our obligations to the Department of Justice see Note 12.

The Amended Credit Agreement also contains customary representations and warranties and events of default. Payment of outstanding principal and related accrued interest may be accelerated and become immediately due and payable upon our default of payment or other performance obligations, or our failure to comply with financial or other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods.

As of the date of this filing, we have not drawn upon the revolving credit facility and we remain in compliance with all covenants.

Index to Consolidated Financial Statements and Schedules

Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes with an aggregate par value of $112,500 in connection with a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The stipulation and settlement agreement was approved on May 4, 2011 and resolved the putative class action complaints filed against us in 2007. On December 15, 2011, we repurchased all of the outstanding subordinated notes at a 10% discount and recorded a gain on the repurchase of $10,807. We recorded interest on the subordinated notes of approximately $4,254 during the year ended December 31, 2011.

12. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137,500 over 36 months plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, to be paid in three annual installments of $34,375, and related interest, was $105,476 at December 31, 2012, of which $37,305 and $68,171 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of December 31, 2012.

The Settlement also provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

On April 12, 2012, joint stipulations of dismissal were filed in this action, dismissing underlying qui tam complaints. On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Securities Class Action Complaint

We remain subject to two contingencies related to the Stipulation Agreement (Note 11). If, within three years of May 4, 2011, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we must pay an additional $25,000 to the class action plaintiffs. The Stipulation Agreement also requires us to pay to the class action plaintiffs 25.00% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday related to the same facts and circumstances that gave rise to the consolidated securities class action.

Corporate Integrity Agreement

We operate under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years from its effective date of April 26, 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs.

Index to Consolidated Financial Statements and Schedules

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this Note 12. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, employee agent or fiduciary of the Company or any of our subsidiaries and all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

We amended and restated our indemnification agreements in May 2009. The revised agreements apply to our officers and directors with respect to events occurring after that time. Pursuant to the 2009 indemnification agreements, we will indemnify the indemnitee against all expenses, including attorney's fees, judgments, penalties, fines, settlement amounts and any taxes imposed as a result of payments made under the indemnification agreement incurred in connection with any proceedings that relate to the indemnitee's status as a director, officer or employee of the Company or any of our subsidiaries or any other enterprise that the indemnitee was serving at our request. We will also indemnify for expenses incurred by the indemnitee if an indemnitee, by reason of his or her corporate status, is a witness in any proceeding. Further, we are required to indemnify for expenses incurred by an indemnitee in defense of a proceeding to the extent the indemnitee has been successful on the merits or otherwise. Finally, if the indemnitee is involved in certain proceedings as a result of the indemnitee's corporate status, we are required to advance the indemnitee's reasonable expenses incurred in connection with such proceeding, subject to the requirement that the indemnitee repay the expenses if it is ultimately determined that the indemnitee is not entitled to be indemnified.We are not obligated to indemnify an indemnitee for losses incurred in connection with any proceeding if a determination has not been made by the Board of Directors, a committee of disinterested directors or independent legal counsel in the specific case that the indemnitee has satisfied any standards of conduct required as a condition to indemnification under Section 145 of the Delaware General Corporation Law.

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 of various federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. The trial is scheduled to begin in the first quarter of 2013.

We have also previously advanced legal fees and related expenses to these five criminally-indicted individuals regarding disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these executives; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission, have been stayed until the conclusion of the criminal trial.

In connection with these matters, we have advanced to the five criminally-indicted individuals legal fees and related expenses of approximately $109,887 from the inception of the investigations to December 31, 2012. We expensed these costs as incurred and classified the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

In August 2010, we entered into an agreement and release with the carriers of our directors and officers ("D&O") liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept payment of $32,500 in satisfaction of the $45,000 face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. As a result, we have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We received payment of $6,700 prior to 2010 and recorded the receipt of the remaining $25,800 of insurance proceeds as a reduction to selling, general and administrative expense during the year ended December 31, 2010.

Index to Consolidated Financial Statements and Schedules

We expect the continuing cost of our obligations to the five criminally-indicted former employees in connection with their defense of criminal charges to be significant and to continue for a number of years. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Our indemnification obligations and requirements to advance legal fees and expenses may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is deemed probable and is estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial position, and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Operating Leases

We recorded rental expense of $17,047, $18,002, and $17,312 for the years ended December 31, 2012, 2011 and 2010, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2012 are as follows:

Minimum Lease Payments
2013	$19,323
2014	16,437
2015	13,081
2016	8,012
2017	5,790
2018 and thereafter	8,288
Total	$70,931

Index to Consolidated Financial Statements and Schedules

13. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$83,955	$59,541	$44,389
State	8,595	(1,166)	4,116
	92,550	58,375	48,505
Deferred:
Federal	18,126	87,039	(61,742)
State	1,035	8,814	(6,212)
	19,161	95,853	(67,954)
Total income tax expense (benefit)	$111,711	$154,228	$(19,449)

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Income tax expense (benefit) at statutory federal rate	$103,754	$146,466	$(25,497)
Adjustments resulting from:
State income tax, net of federal benefit	6,670	8,058	(3,785)
Provision-to-return differences	—	(2,257)	893
Non-deductible executive compensation	2,415	1,640	2,079
Non-deductible amounts related to investigation resolution	(1,302)	236	5,703
Interest on unrecognized tax benefits	(114)	(318)	(91)
Other, net	288	403	1,249
Total income tax expense (benefit)	$111,711	$154,228	$(19,449)

Our effective income tax rate on pre-tax income was 37.7% for the year ended December 31, 2012, compared to 36.9% for the year ended December 31, 2011 and 26.7% on a pre-tax loss for the year ended December 31, 2010. The 2012 effective tax rate was 0.8% higher than 2011 due primarily to a settlement of a state tax matter, partially offset by a decrease in the prevailing state income tax rate.

Index to Consolidated Financial Statements and Schedules

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2012	2011
Medical and other benefits discounting	$12,261	$12,085
Unearned premium discounting	11	12
Tax basis assets	8,441	7,154
Allowance for doubtful accounts	5,742	3,893
Amount payable related to investigation resolution	13,042	22,280
Accrued expenses and other	27,768	22,192
	67,265	67,616
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	28,666	10,222
Software development costs	42,980	30,193
Prepaid assets	10,469	5,895
	82,115	46,310
Net deferred tax (liability) asset	$(14,850)	$21,306

We have not recorded a valuation allowance at December 31, 2012 and 2011 as we expect that we will fully realize our deferred tax assets.

We classify deferred tax assets and liabilities in the consolidated balance sheets as follows:

	As of December 31,
	2012	2011
Current assets	$27,208	$22,332
Non-current liabilities	(42,058)	(1,026)
Net deferred tax (liability) asset	$(14,850)	$21,306

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011
Gross unrecognized tax benefits, beginning of period	$3,525	$3,370
Gross increases:
Prior year tax positions	—	155
Current year tax positions	—	—
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	(3,525)	—
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$—	$3,525

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our consolidated financial statements. During the years ended December 31, 2012 and 2011, we recognized interest benefit of $114 and $318, respectively. We did not incur or record accrued penalties for the years ended December 31, 2012 and 2011. As of December 31, 2012 there were no unrecognized tax benefits that would affect the effective tax rate.

Index to Consolidated Financial Statements and Schedules

We file our income tax returns in the U.S. federal jurisdiction and various states. The U.S. IRS recently issued a "no change" report for our federal income tax return for the 2011 tax year after advance review under CAP. We are no longer subject to state and local tax examinations prior to 2004. As of December 31, 2012 we are not aware of any material proposed adjustments.

14. EQUITY-BASED COMPENSATION

We recorded equity-based compensation expense of $14,886, $19,527 and $14,801 for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, we expect $14,394 of unrecognized compensation cost related to non-vested equity-based compensation arrangements to be recognized over a weighted-average period of 1.8 years.

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2012 , 2011, and 2010 were $64.19, $41.66, and $29.23, respectively. The total fair value of all shares vested during the year ended December 31, 2012 was $9,341. We generally repurchase vested shares to satisfy tax withholding requirements and then retire the repurchased shares.

Stock Options

A summary of our stock option activity for the year ended December 31, 2012, and the aggregate intrinsic value and weighted average remaining contractual term for our stock options as of December 31, 2012, is:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2012	693,288	$26.94
Granted	—	—
Exercised	(251,483)	27.90
Forfeited and expired	(5,929)	26.68
Outstanding as of December 31, 2012	435,876	26.40	$9,724	2.6
Exercisable as of December 31, 2012	430,001	26.50	$9,547	2.5
Vested and expected to vest as of December 31, 2012	435,876	26.40	$9,724	2.6

The Compensation Committee did not grant any stock option awards during the years ended December 31, 2012 and 2011. For options granted during the year ended December 31, 2010, we estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	2.01%
Range of risk-free rates	1.14% - 2.30%
Expected term (in years)	4.29
Expected dividend yield	—%
Expected volatility	65.15%

We base expected volatility assumptions on the historical volatility of our common stock. We determine the expected term of options granted using historical and industry data to estimate option exercise patterns and forfeitures resulting from employee terminations. We derive our forfeiture estimate at the time of grant and continuously reassess this estimate to determine if our assumptions are indicative of actual forfeitures. Our forfeiture rate assumptions vary by equity award type. We have not historically declared dividends, nor do we intend to in the foreseeable future. We base the risk-free rate for options granted on the rate for zero-coupon U.S. treasury bonds with terms commensurate with the expected term of the granted option.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $15.40. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $9,780, $4,390, and $1,130, respectively.

Index to Consolidated Financial Statements and Schedules

For the years ended December 31, 2012, 2011, and 2010, we received cash from option exercises of $9,407, $6,288, and $1,444, respectively. We currently expect to satisfy equity-based compensation awards with available unissued registered shares.

Restricted Stock and RSUs

A summary of our restricted stock and RSU activity for the year ended December 31, 2012 is:

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	396,924	$33.19
Granted	145,856	61.26
Vested	(217,051)	33.82
Forfeited and expired	(52,555)	42.48
Outstanding as of December 31, 2012	273,174	45.90

MSUs

A summary of our MSU activity for the year ended December 31, 2012 is:

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	—	$—
Granted	69,871	74.16
Vested	—	—
Forfeited and expired	(7,678)	75.21
Outstanding as of December 31, 2012	62,193	74.03

For MSU's granted during the year ended December 31, 2012, we estimated the fair value of each MSU award on the date of the grant using a Monte Carlo simulation model based on the following assumptions: weighted average expected volatility 44.11%, range of risk-free interest rates of 0.26% - 0.41% and a dividend yield of 0%. Expected volatilities are based on a blended volatility calculated based on the historical volatility of our stock price and implied volatility from traded options of our stock. Risk-free interest rates for MSU awards are based on the zero-coupon U.S. treasury yield curve.
PSUs

A summary of our PSU activity for the year ended December 31, 2012 is:

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	286,894	$35.65
Granted	196,436	62.83
Vested	—	—
Forfeited and expired	(61,764)	45.89
Outstanding as of December 31, 2012	421,566	46.81

15. RELATED-PARTY TRANSACTIONS

The Graham Companies

We lease office space from The Graham Companies, in which a member of the board of directors and his immediate family has a 23% ownership interest. During the years ended 2012, 2011 and 2010, respectively, we paid $145, $134, and $139 in rental expense to The Graham Companies.

DaVita

We conduct business with DaVita, Inc. ("DaVita") pursuant to which DaVita provides medical services to a portion of our member base. The Chairman of our board of directors is also a member of DaVita's board of directors. During the years ended December 31, 2012, 2011 and 2010, we purchased $3,977, $3,418, and $3,139, respectively, of services from DaVita. For the year ended December 31, 2012, we paid capitation payments of $6,361 to a subsidiary acquired by DaVita in 2012.

The WellCare Community Foundation

We provide charitable support to The WellCare Community Foundation ("the Foundation"). We established the Foundation to promote the health and quality of life for medically under-served populations including the elderly, young and indigent. We did not make or commit to make any contributions to the Foundation during 2012. During the years ended December 31, 2011 and 2010, we recorded total contribution expense of $1,000 and $500, respectively, included in selling, general and administrative expense.

16. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our health maintenance organization ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum risk-based capital ("RBC") requirement or other financial ratios. Most states have adopted RBC requirements based on guidelines established by the National Association of Insurance Commissioners ("NAIC"). Each state legislature may modify the NAIC's RBC requirements as it deems appropriate. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, computes the amount of capital required to support an entity's business, referred to as the authorized control level ("ACL"). For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. As of December 31, 2012, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2012, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $926,000 and $858,000 at December 31, 2012 and 2011, respectively, compared to the required statutory surplus of approximately $383,000 and $310,000 at December 31, 2012 and 2011, respectively.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions, which vary by state, on their ability to make dividend payments, loans and other transfers of cash. The maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2012, 2011 and 2010, we received $192,000, $92,000 and $45,700 respectively, in cash dividends from our regulated subsidiaries.

17. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution 401(k) plan. Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation, subject to maximum Federal and plan limits. We incurred matching contribution expense of $4,297, $3,392 and $3,247 during the years ended December 31, 2012, 2011 and 2010, respectively.

Long-term Incentive Program

Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of a mix of cash and equity awards, which are granted pursuant to the 2004 Equity Incentive Plan. We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity awards and performance-based cash, depending on job level. The Compensation Committee has sole discretion of the ultimate funding and payout of awards under the LTI program. We accrued compensation costs related to the LTI Program performance-based cash bonus of $9,700 and $6,880 as of December 31, 2012 and 2011, respectively.

18. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in thousands, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,791,333	$1,811,175	$1,818,395	$1,988,129
Gross margin	266,756	263,043	266,921	299,563
Income from operations	79,358	77,374	62,352	77,355
Income before income taxes	79,358	77,374	62,352	77,355
Net income	51,232	46,442	38,287	48,767

Net income per share - basic	$1.19	$1.08	$0.89	$1.13
Net income per share - diluted	1.18	1.06	0.87	1.11

Period end membership	2,533,000	2,562,000	2,561,000	2,669,000

Index to Consolidated Financial Statements and Schedules

	For the Three Month Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,474,743	$1,487,635	$1,544,360	$1,600,130
Gross margin	209,099	283,338	327,104	330,622
Income from operations	35,043	113,475	139,976	119,173
Income before income taxes (a)	35,043	113,475	139,976	129,980
Net income	21,330	69,600	88,255	85,061

Income from operations per share - basic	$0.82	$2.65	$3.26	$2.77
Income from operations per share - diluted	0.81	2.62	3.22	2.74

Net income per share - basic	$0.50	$1.63	$2.06	$1.98
Net income per share - diluted	0.50	1.61	2.03	1.96

Period end membership	2,383,000	2,391,000	2,410,000	2,562,000

(a)
Income before income taxes for the three month period ended December 31, 2011 includes a gain in the amount of $10,807 resulting from the December 15, 2011 repurchase of all of the tradable unsecured subordinated notes we issued on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class-action complaints previously filed against us in 2007.

The sum of the quarterly earnings per share amounts may not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Index to Consolidated Financial Statements and Schedules

19. SUBSEQUENT EVENTS

Acquisitions

On January 22, 2013, we entered into an agreement to acquire Missouri Care, Inc., a subsidiary of Aetna, Inc. ("Missouri Care"). As of December 2012, Missouri Care served more than 100,000 Missouri HealthNet Medicaid program members in 54 counties across the state. The transaction is subject to regulatory approvals and certain other closing conditions. We anticipate the transaction will close in the first half of 2013.

On January 31, 2013, we acquired UnitedHealthcare of South Carolina, Inc. ("UHSC"), a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated that participates in the South Carolina Healthy Connections Choices program in 39 of the state's 46 counties. We will include UHSC's results of operations in our 2013 consolidated financial statements from the date of the acquisition. Due to the timing of the acquisition, we are unable to make a reasonable estimate of the financial effect of the acquisition at this time.

Debt

On February 12, 2013, we borrowed an additional $230,000 in term loans in connection with the execution of an amended senior secured credit agreement (the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for an additional $230,000 in term loans and a total available credit facility of $515,000. As of the date of this 2012 Form 10-K, $365,000 total borrowings were outstanding under the Second Amended Credit Agreement. Payments of principal under the Second Amended Credit Agreement term for the years succeeding December 31, 2012 are as follows:

Amended Future Principal Payments
2013	$38,000
2014	41,750
2015	60,750
2016	224,500
$365,000

All other terms of the credit facility remain unchanged.

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Investment and other income	$82	$156	$23
Total revenues	82	156	23
Expenses:
Selling, general and administrative	17,418	23,408	17,432
Interest expense	3,990	2,065	—
Total expenses	21,408	25,473	17,432
Loss before income taxes	(21,326)	(25,317)	(17,409)
Income tax benefit	5,720	7,542	5,858
Loss before equity in subsidiaries	(15,606)	(17,775)	(11,551)
Equity in earnings (loss) of subsidiaries	200,334	282,021	(41,849)
Net income (loss)	184,728	264,246	(53,400)
Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	1,544	959	1,317
Income tax expense related to other comprehensive income	571	411	507
Other comprehensive income, net of tax	973	548	810
Comprehensive income (loss)	$185,701	$264,794	$(52,590)

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$3,651	$72,358
Investments	2,314	2,279
Taxes receivable	9,477	7,503
Deferred income taxes	70	149
Affiliate receivables and other current assets	217,042	212,852
Total current assets	232,554	295,141
Deferred tax asset	11,799	13,211
Investment in subsidiaries	1,269,700	1,047,802
Deposits and other assets	1,618	1,799
Total Assets	$1,515,671	$1,357,953

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$15,000	$11,250
Other current liabilities	57,443	94,857
Total current liabilities	72,443	106,107
Long-term debt	120,000	135,000
Total liabilities	192,443	241,107

Commitments and contingencies (see Note 12)

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,212,375 and 42,848,798 shares issued and outstanding at December 31, 2012 and 2011, respectively)	432	429
Paid-in capital	469,498	448,820
Retained earnings	854,086	669,358
Accumulated other comprehensive loss	(788)	(1,761)
Total stockholders' equity	1,323,228	1,116,846
Total Liabilities and Stockholders' Equity	$1,515,671	$1,357,953

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(23,356)	$8,518	$24,281

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	938	(25)	1,470
Payments to subsidiaries, net	(41,147)	(95,865)	(12,394)
Net cash used in investing activities	(40,209)	(95,890)	(10,924)

Cash (used in) provided by financing activities:
Proceeds from debt, net of payment of issuance costs	(585)	147,974	—
Payments on debt	(11,250)	(3,750)	—
Proceeds from options exercised and other, net	9,407	6,287	1,443
Purchase of treasury stock	(6,477)	(3,684)	(6,237)
Incremental tax benefit from option exercises	3,763	2,778	—
Net cash (used in) provided by financing activities	(5,142)	149,605	(4,794)

Cash and cash equivalents:
(Decrease) increase during year	(68,707)	62,233	8,563
Balance at beginning of year	72,358	10,125	1,562
Balance at end of year	$3,651	$72,358	$10,125

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Write Offs	Balance at End of Period
Year Ended December 31, 2012
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$10,367	$14,896	$10,420	$14,843
Receivables for non-member claims paid	4,023	1,489	5,512	—
Medical advances	1,350	150	—	1,500
Total	$15,740	$16,535	$15,932	$16,343
Year Ended December 31, 2011
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$16,104	$7,057	$12,794	$10,367
Receivables for non-member claims paid	1,061	4,023	1,061	4,023
Medical advances	1,350	—	—	1,350
Total	$18,515	$11,080	$13,855	$15,740
Year Ended December 31, 2010
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$16,216	$16,086	$16,198	$16,104
Receivables for non-member claims paid	7,789	1,053	7,781	1,061
Medical advances	1,350	—	—	1,350
Sales commissions	50	—	50	—
Total	$25,405	$17,139	$24,029	$18,515

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
2.2	Purchase Agreement, dated as of May 17, 2002, by and among WellCare Holdings, LLC, WellCare Acquisition Company, the stockholders listed on the signature page thereto, WellCare HMO, Inc., HealthEase of Florida, Inc., Comprehensive Health Management of Florida, Inc. and Comprehensive Health Management, L.C.	S-1	February 13, 2004	10.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
	a. Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13
MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION
2004 Equity Incentive Plan and Forms Adopted Thereunder
10.2	Registrant's 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.3	Forms of Stock Option Agreement under Registrant's 2004 Equity Incentive Plan
	a. Adopted in 2004 (Non-Qualified)*	10-Q	August 13, 2004	10.5
	b. Adopted in 2004 (Incentive)*	10-Q	August 13, 2004	10.6
	c. Adopted May 28, 2009 (Non-Qualified)*	8-K	June 3, 2009	10.4
	d. Adopted December 17, 2010*	8-K	December 20, 2010	10.6
10.4	Forms of Restricted Stock Agreement under Registrant's 2004 Equity Incentive Plan
	a. Adopted March 11, 2005*	8-K	March 17, 2005	10.1
	b. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.1
	c. Adopted May 28, 2009 (director version)*	8-K	June 3, 2009	10.2
10.5	Forms of Restricted Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
	a. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.3
	b. Adopted March 31, 2010 (associate version)*	8-K	April 5, 2010	10.4
	c. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.5
	d. Adopted December 17, 2010 (associate version)*	8-K	December 20, 2010	10.2
	e. Adopted December 17, 2010 (with deferral feature; associate version)*	8-K	December 20, 2010	10.3

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	f. Adopted February 13, 2012 (form of notice; associate version)*	8-K	February 17, 2012	10.9
	g. Adopted February 13, 2012 (form of agreement; associate version)*	8-K	February 17, 2012	10.10
	h. Adopted February 13, 2012 (with deferral feature; form of notice; associate version)*	8-K	February 17, 2012	10.11
	g. Adopted February 13, 2012 (with deferral feature; form of agreement; associate version)*	8-K	February 17, 2012	10.12
	h. Adopted February 13, 2012 (form of notice; director version)*	8-K	February 17, 2012	10.13
	i. Adopted February 13, 2012 (form of agreement; director version)*	8-K	February 17, 2012	10.14
	j. Adopted February 13, 2012 (with deferral feature; form of notice; director version)*	8-K	February 17, 2012	10.15
	k. Adopted February 13, 2012 (with deferral feature; form of agreement; director version)*	8-K	February 17, 2012	10.16
10.6	Forms of Performance Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
	a. Adopted March 31, 2010*	8-K	April 5, 2010	10.3
	b. Adopted December 17, 2010*	8-K	December 20, 2010	10.4
	c. Adopted December 17, 2010 (with deferral feature)*	8-K	December 20, 2010	10.5
	d. Amendment adopted March 24, 2011 (amending agreements on forms adopted March 31, 2010 and December 17, 2010)*	8-K	March 28, 2011	10.4
	e. Adopted March 24, 2011*	8-K	March 28, 2011	10.1
	f. Adopted March 24, 2011 (with deferral feature)*	8-K	March 28, 2011	10.2
	g. Adopted February 13, 2012 (notice)*	8-K	February 17, 2012	10.1
	h. Adopted February 13, 2012 (agreement)*	8-K	February 17, 2012	10.2
	i. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.3
	j. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.4
10.7	Forms of Market Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (form of notice)*	8-K	February 17, 2012	10.5
	b. Adopted February 13, 2012 (form of agreement)*	8-K	February 17, 2012	10.6
	c. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.7
	d. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.8

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.8	Forms of Deferred Stock Unit Agreement under the Registrant's 2004 Equity Incentive Plan
	a. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.6
Other Compensation and Indemnification Plans and Forms of Agreement
10.9	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.10	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.11	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.12	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.13	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.14	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.15	2005 Employee Stock Purchase Plan (No. 333-120257)*	S-8/A	November 24, 2004	4.1
	a. Amendment Number 1*	8-K	September 29, 2006	10.1
10.16	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
	a. Form of Award Agreement (adopted December 17, 2010)*	8-K	December 20, 2010	10.7
	b. Amendment adopted March 24, 2011 (amending awards on forms adopted March 31, 2010 and December 17, 2010)	8-K	March 28, 2011	10.5
	c. Form of Award Agreement (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.17	Annual Cash Bonus Plan (adopted March 31, 2010)*	10-Q	May 6, 2010	10.4
	a. Amended and restated (adopted December 17, 2010)*	8-K	December 20, 2010	10.8
10.18	Summary of WellCare Health Plans, Inc. Relocation Program for Executive Officers *	10-Q	August 9, 2010	10.13
10.19	WellCare Health Plans, Inc. Executive Severance Plan*	8-K	November 21, 2011	10.1
	a. Amended and restated (adopted December 21, 2012)*	8-K	December 28, 2012	10.1
10.20	Non-Employee Director Compensation Policy as amended and effective for the fiscal quarter commencing January 1, 2011*	8-K	December 20, 2010	10.1
	a. Amended and restated (effective commencing July 1, 2012)*	10-Q	October 31, 2012	10.1
10.21	Forms of Indemnification Agreement
	a. Adopted May 16, 2003	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.22	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.23	Amended and Restated Non-Qualified Stock Option Agreement, dated as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.3
10.24	Indemnification Agreement, dated as of May 14, 2009, by and between the Registrant and Charles Berg*	8-K	May 14, 2009	10.3
10.25	Form of Restricted Stock Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.3

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.26	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4
10.27	Employment Agreement, dated as of October 28, 2009, by and among the Registrant, Comprehensive Health Management, Inc. and Scott D. Law*	10-Q	May 6, 2010	10.3
MATERIAL AGREEMENTS RELATING TO LITIGATION AND INVESTIGATIONS
10.28	Deferred Prosecution Agreement, made effective as of May 5, 2009, by and among the Registrant, certain subsidiaries and affiliates of the Registrant, the United States Attorney's Office for the Middle District of Florida and the Florida Attorney General's Office	8-K	May 5, 2009	10.1
10.29	Consent of Registrant dated May 13, 2009 with respect to Complaint filed by the Securities and Exchange Commission and form of Final Judgment entered by the court on June 1, 2009	8-K	May 18, 2009	10.1
10.30	Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-K	February 16, 2011	10.44
10.31	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Sean Hellein, Clark J. Bolton, Eugene Gonzalez, and SF United Partners	10-Q	May 2, 2012	10.20
	a. Settlement Agreement with the State of Connecticut	10-Q	August 3, 2011	10.3
	b. Settlement Agreement with the State of Florida	10-Q	August 3, 2011	10.4
	c. Settlement Agreement with the State of Georgia	10-Q	August 3, 2011	10.5
	d. Settlement Agreement with the State of Hawaii	10-Q	August 3, 2011	10.6
	e. Settlement Agreement with the State of Illinois	10-Q	August 3, 2011	10.7
	f. Settlement Agreement with the State of Indiana	10-Q	August 3, 2011	10.8
	g. Settlement Agreement with the State of Missouri	10-Q	August 3, 2011	10.9
	h. Settlement Agreement with the State of New York	10-Q	August 3, 2011	10.10
	i. Settlement Agreement with the State of Ohio	10-Q	August 3, 2011	10.11
10.32	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1
MATERIAL OPERATIONAL AGREEMENTS
10.33	Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, collectively, as the joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as syndication agent (the "Credit Agreement")	8-K	August 3, 2011	10.1
	a. Amendment No. 1	8-K	July 23, 2012	10.1
	b. Amendment No. 2 dated February 12, 2013†
10.34	Pledge and Security Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement)	8-K	August 3, 2011	10.2

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.35	Contract No. FA905 by and between the State of Florida, Agency for Health Care Administration and HealthEase of Florida, Inc. (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.3
	a. Amendment No. 1	10-K	February 18, 2010	10.55.1
	b. Amendment No. 2	10-K	February 18, 2010	10.55.2
	c. Minor Modification No. 1	10-Q	May 6, 2010	10.2
	d. Amendment No. 3	10-Q	August 9, 2010	10.12
	e. Amendment No. 4	8-K	November 15, 2010	10.12
	f. Amendment No. 5	10-Q	May 6, 2011	10.10
	g. Amendment No. 6	10-Q	August 3, 2011	10.16
	h. Amendment No. 7	10-K	February 15, 2012	10.55.8
	i. Amendment No. 8	8-K	January 17, 2012	10.18
	j. Amendment No. 9	10-Q	May 2, 2012	10.3
	k. Amendment No. 10	10-Q	August 3, 2012	10.2
	l. Amendment No. 11	10-Q	August 3, 2012	10.3
	m. Amendment No. 12	10-Q	October 31, 2012	10.4
10.36	Contract No. FA972 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.1
	a. Minor Modification No. 1†
10.37	Contract No. FA904 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2009-2012)	8-K	September 16, 2009	10.2
	a. Amendment No. 1	10-K	February 18, 2010	10.57.1
	b. Amendment No. 2	10-K	February 18, 2010	10.57.2
	c. Minor Modification No. 1	10-Q	May 6, 2010	10.1
	d. Amendment No. 3	10-Q	August 9, 2010	10.11
	e. Amendment No. 4	8-K	November 15, 2010	10.6
	f. Amendment No. 5	10-Q	May 6, 2011	10.9
	g. Amendment No. 6	10-Q	August 3, 2011	10.15
	h. Amendment No. 7	8-K	January 17, 2012	10.9
	i. Amendment No. 8	10-Q	August 3, 2012	10.1
	j. Amendment No. 9	10-Q	October 31, 2012	10.3
10.38	Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.2
	a. Amendment No. 1†
10.39	Amendment No. 12 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	January 5, 2012	10.1
	a. Amendment No. 13 **	8-K	January 5, 2012	10.2
	b. Amendment No. 14	10-Q	October 31, 2012	10.12
10.40
Medicaid Managed Care Contract dated July 6, 2011, between WellCare Health Insurance of Illinois, Inc. (d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet†

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2012 Plan Year Agreements with the Centers for Medicare & Medicaid Services
10.41	Contract S5967 dated September 16, 2011 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 13, 2011	10.1
10.42	Form of Contract dated September 16, 2011 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (H1032)	8-K	October 13, 2011	10.2
10.43	2012 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 13, 2011	10.6
10.44	Form of Medicare Mark License Agreement dated September 16, 2011 between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Florida, Inc. (H1032) and (b) WellCare Prescription Insurance, Inc. (S5967)	8-K	October 13, 2011	10.14
2013 Plan Year Agreements with the Centers for Medicare & Medicaid Services
10.45	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	September 19, 2012	10.1
10.46	Form of Contract between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc. (H1032)	8-K	September 19, 2012	10.2
10.47	2013 Benefit Attestation to Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	September 19, 2012	10.6
10.48	Form of Medicare Mark License Agreement between the Centers for Medicare & Medicaid Services and each of (a) WellCare of Florida, Inc. (H1032) and (b) WellCare Prescription Insurance, Inc. (S5967)	8-K	September 19, 2012	10.15

21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934