Form 10-Q
period 2013-03-31
WELLCARE HEALTH PLANS, INC.
filed 2013-05-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 1, 2013 there were 43,462,660 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share and share data)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Premium	$2,252,325	$1,788,547
Investment and other income	4,332	2,786
Total revenues	2,256,657	1,791,333

Expenses:
Medical benefits	1,987,283	1,521,791
Selling, general and administrative	213,376	161,688
Medicaid premium taxes	21,341	20,376
Depreciation and amortization	10,177	6,970
Interest	1,607	1,150
Total expenses	2,233,784	1,711,975
Income before income taxes	22,873	79,358
Income tax expense	1,355	28,126
Net income	21,518	51,232

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(752)	378
Income tax (benefit) expense related to other comprehensive income (loss)	(278)	140
Other comprehensive (loss) income, net of tax	(474)	238
Comprehensive income	$21,044	$51,470

Net income per common share:
Basic net income per share	$0.50	$1.19
Diluted net income per share	$0.49	$1.18

Weighted average common shares outstanding:
Basic	43,325,381	42,938,284
Diluted	43,952,459	43,461,607

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,378,284	$1,100,495
Investments	270,888	220,344
Premiums receivable, net	435,245	387,294
Pharmacy rebates receivable, net	120,157	126,832
Funds receivable for the benefit of members	40,733	126,646
Income taxes receivable	24,148	15,615
Prepaid expenses and other current assets, net	94,390	96,276
Deferred income tax asset	23,348	27,208
Total current assets	2,387,193	2,100,710

Property, equipment and capitalized software, net	139,705	131,518
Goodwill	238,939	223,839
Other intangible assets, net	72,012	53,028
Long-term investments	89,696	96,700
Restricted investments	67,691	67,364
Other assets	3,166	2,357
Total Assets	$2,998,402	$2,675,516

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$881,355	$732,994
Unearned premiums	171	146
Accounts payable	14,581	18,582
Other accrued expenses and liabilities	180,867	221,055
Current portion of amount payable related to investigation resolution	58,365	37,305
Current portion of long-term debt	38,000	15,000
Other payables to government partners	66,143	88,344
Total current liabilities	1,239,482	1,113,426

Deferred income tax liability	49,100	42,058
Amount payable related to investigation resolution	33,304	68,171
Long-term debt	317,500	120,000
Other liabilities	7,799	8,697
Total liabilities	1,647,185	1,352,352

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share data) - Continued

	March 31, 2013	December 31, 2012
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,438,387 and 43,212,375 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	434	432
Paid-in capital	476,441	469,434
Retained earnings	875,604	854,086
Accumulated other comprehensive loss	(1,262)	(788)
Total stockholders' equity	1,351,217	1,323,164
Total Liabilities and Stockholders' Equity	$2,998,402	$2,675,516

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	43,212,375	$432	$469,434	$854,086	$(788)	$1,323,164
Common stock issued for exercised stock options	137,778	1	4,003	—	—	4,004
Repurchase and retirement of shares to satisfy tax withholding requirements	—	—	(2,753)	—	—	(2,753)
Common stock issued for vested restricted stock, restricted stock units, performance stock units and market stock units	88,234	1	(1)	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	3,716	—	—	3,716
Incremental tax benefit from equity-based compensation	—	—	2,042	—	—	2,042
Comprehensive income (loss)	—	—	—	21,518	(474)	21,044
Balance at March 31, 2013	43,438,387	$434	$476,441	$875,604	$(1,262)	$1,351,217

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash provided by operating activities:
Net income	$21,518	$51,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,177	6,970
Equity-based compensation expense	3,716	6,381
Incremental tax benefit from equity-based compensation	(2,140)	(2,531)
Deferred taxes, net	9,589	(13,645)
Provision for doubtful receivables	2,956	3,614
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(13,571)	(208,800)
Pharmacy rebates receivable, net	6,675	7,545
Prepaid expenses and other current assets, net	3,545	1,565
Medical benefits payable	76,994	(21,830)
Unearned premiums	25	206,968
Accounts payable and other accrued expenses	(45,833)	(36,523)
Other payables to government partners	(22,201)	(9,461)
Amount payable related to investigation resolution	(13,807)	(38,435)
Income taxes receivable/payable, net	(6,491)	52,663
Other, net	(31)	2,578
Net cash provided by operating activities	31,121	8,291

Cash used in investing activities:
Acquisitions, net of cash acquired	(39,178)	—
Purchases of investments	(144,577)	(111,888)
Proceeds from sale and maturities of investments	138,233	74,087
Purchases of restricted investments	(4,894)	(3,522)
Proceeds from maturities of restricted investments	4,935	3,444
Additions to property, equipment and capitalized software, net	(15,877)	(15,431)
Net cash used in investing activities	(61,358)	(53,310)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	228,545	—
Proceeds from exercises of stock options	4,004	8,480
Incremental tax benefit from equity-based compensation	2,140	2,531
Repurchase and retirement of shares to satisfy tax withholding requirements	(2,753)	(3,958)
Payments on debt	(9,500)	(1,875)
Payments on capital leases	(323)	(592)
Funds received for the benefit of members, net	85,913	160,210
Net cash provided by financing activities	308,026	164,796

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands) - Continued

	For the Three Months Ended March 31,
	2013	2012
Increase in cash and cash equivalents	277,789	119,777
Balance at beginning of period	1,100,495	1,325,098
Balance at end of period	$1,378,284	$1,444,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,089	$162
Cash paid for interest	$718	$1,076
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$3,884	$644

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), provides managed care services exclusively to government-sponsored health care programs. The Company was formed as a Delaware limited liability company in May 2002 to acquire our Florida, New York and Connecticut health plans. We completed the acquisition of the health plans through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of March 31, 2013, we served approximately 2,703,000 members. During the three months ended March 31, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, New York, Ohio and South Carolina. We operated our Medicaid health plan in South Carolina beginning on February 1, 2013. Effective March 31, 2013, we acquired all outstanding interests in Missouri Care, Inc., a subsidiary of Aetna, Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program (see further discussion in Note 2).

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period. We expect the transition of our Ohio Medicaid members to other plans to be substantially complete by June 30, 2013. The Ohio Medicaid contract accounted for approximately 95,000 members, or 3.5%, of our consolidated membership as of March 31, 2013 and approximately $65,000, or 2.9%, of our consolidated premium revenue for the three months ended March 31, 2013. The Ohio Medicaid contract accounted for approximately 100,000 members, or 4.0%, of our consolidated membership as of March 31, 2012 and approximately $65,000, or 3.6%, of our consolidated premium revenue for the three months ended March 31, 2012.

Our previous Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. The Missouri Medicaid contract accounted for approximately $11,000, or less than 1%, of our consolidated premium revenue for the three months ended March 31, 2012.

As of March 31, 2013, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia. In connection with our acquisitions of MA plans (see Note 2), our MA operations in California and Arizona, respectively, began in November 2012 and January 2013.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2013. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the consolidated interim financial statements and accompanying notes. We base these estimates on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these consolidated interim financial statements.

Significant Accounting Policies

Revenue Recognition

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs.

State governments individually operate and implement and, together with the federal government's Centers for Medicare & Medicaid Services ("CMS"), fund and regulate the Medicaid program. We provide benefits to low-income and disabled persons under the Medicaid program and are paid premiums based on contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts are generally multi-year contracts subject to annual renewal provisions. We record annual rate changes when they become effective. Such adjustments are typically made at the commencement of each new contract renewal period. In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. State agencies analyze encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDP plans offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. We provide annual written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $16,603 and $14,843, at March 31, 2013 and December 31, 2012, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Kentucky, New York, Ohio and South Carolina. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We also earn supplemental Medicaid premium payments in some states for high cost drugs and certain services such as early childhood prevention screenings. We recognize supplemental premium revenue in the period we provide related services to our members.

Risk-Adjusted Medicare Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA and PDP member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled, resulting in higher scores for members with predictably higher costs. The model uses diagnosis data from inpatient and ambulatory treatment settings to calculate each risk score. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans at the beginning of the plan year, and then adjusts premium levels on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year and represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include MA risk-adjusted premiums receivable of $121,509 and $74,767 and PDP risk-adjusted premiums receivable of $10,065 and $4,813, as of March 31, 2013 and December 31, 2012, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to CMS and state government agencies under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to CMS and state agencies in other payables to government partners in the consolidated balance sheets.

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

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the consolidated balance sheets. We also report the net receipts and payments as a financing activity in our consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

Low-Income Cost Sharing Subsidy—CMS reimburses us for all or a portion of qualifying LIS members' deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

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

Medical Benefits and Medical Benefits Payable

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs.

Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. We also record direct medical expenses for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by others. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. We record direct medical expense for our estimates of provider settlement due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. We estimate pharmacy rebates earned based on historical utilization of specific pharmaceuticals, current utilization and contract terms and record amounts as a reduction of recorded direct medical expenses.

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts"), we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR. Our estimate of IBNR is the most significant estimate included in our consolidated financial statements. We determine our best estimate of the base liability for IBNR utilizing consistent standard actuarial methodologies based upon key assumptions which vary by business segment. Our assumptions include current payment experience, trend factors and completion factors. Trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

After determining an estimate of the base liability for IBNR, we make an additional estimate, also using standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than the estimated base reserve. We refer to this additional liability as the provision for moderately adverse conditions. Our estimate of the provision for moderately adverse conditions captures the potential adverse development from factors such as:

•	our entry into new geographical markets;

•	our provision of services to new populations such as the aged, blind and disabled;

•	variations in utilization of benefits and increasing medical costs;

•	changes in provider reimbursement arrangements;

•	variations in claims processing speed and patterns, claims payment and the severity of claims; and

•	health epidemics or outbreaks of disease such as the flu.

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

For the three months ended March 31, 2013 and March 31, 2012, respectively, medical benefits expense was impacted by approximately $15,871 and $52,411 of net favorable development related to prior fiscal years. The net favorable development recognized in the first quarters of 2013 and 2012 was attributable to the respective preceding year's medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

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

We estimate compensation cost for stock options, restricted stock, RSUs and MSUs based on the fair value at the time of grant and recognize expense over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For restricted stock and RSUs, the grant date fair value is based on the closing price of our common stock on the grant date. For MSUs, the fair value at the grant date is measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at a range of 150% to 200%, depending on the tranche. If our common stock price declines by more than 50%, no shares are earned by the recipient.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest three years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares up to 150% or 200% of the target award, depending on the tranche. PSUs do not have a grant date or grant fair value for accounting purposes as the subjective nature of the terms of the PSUs precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with Georgia, Hawaii, New York and Ohio include an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired and is attributable to our Medicare Advantage and Medicaid reporting segments. Other intangible assets include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes.

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We perform our impairment test during the third quarter of each year. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, we determined that the fair values of our reporting units are more likely than not greater than the carrying values. Based on our review at March 31, 2013, we determined that there was no impairment of recorded goodwill and intangible assets as of March 31, 2013.

Income Taxes

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

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and in January 2013 issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limits the scope of the new offsetting disclosure requirements. This amended guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which allows an entity to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires preparers to report information about reclassifications out of accumulated other comprehensive income ("AOCI"). The guidance also requires companies to report changes in AOCI balances. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The guidance in this update also requires the entity to disclose the nature and amount of the obligation, as well as other information about such obligations. The guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We will adopt this guidance effective January 1, 2014. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the 2010 Acts. The 2010 Acts impose an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

2. ACQUISITIONS

Easy Choice

In November 2012, we acquired all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. of California (collectively, "Easy Choice"). As of March 2013, we served approximately 54,000 Easy Choice MA plan members in California.

We included the results of Easy Choice's operations from the date of acquisition, November 9, 2012, in our consolidated financial statements. Revenues of $140,555 and a net loss of $198 attributable to Easy Choice are included in our consolidated statement of comprehensive income for the three months ended March 31, 2013.

During the three months ended March 31, 2013, we recorded $2,683 of purchase accounting adjustments related to the final valuations of the acquired identifiable intangible assets and other tangible assets acquired. These adjustments were offset to goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

The estimated fair values of tangible assets acquired and liabilities assumed on the date of acquisition are as follows:

Cash and cash equivalents	$23,489
Investments	5,115
Premiums receivable, net	4,419
Pharmacy rebates receivable, net	4,458
Other assets	7,108
Total assets acquired	44,589

Medical benefits payable	(26,761)
Accrued expenses and other payables	(5,581)
Other payables to government partners	(2,263)
Total liabilities assumed	(34,605)
Fair value of net tangible assets acquired	$9,984

In connection with the Easy Choice acquisition, we recorded $47,700 of identified intangible assets. We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. Those definite-lived intangible assets include a state contract of $38,100 (15-year useful life), non-compete agreements of $4,500 (5-year useful life), trademarks of $1,900 (4-year useful life), broker networks of $1,900 (10-year useful life) and provider networks of $1,300 (15-year useful life). We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 13.4 years.

We recorded $110,026 of goodwill for the excess of the purchase price over the estimated fair value of net assets and identifiable intangible assets acquired net of a $16,058 deferred tax liability. We assigned the goodwill to our Medicare segment. Recorded goodwill and other intangible assets related to the Easy Choice acquisition are not deductible for tax purposes.

In connection with the Easy Choice acquisition, we recognized $84 of acquisition-related costs in 2013 that are included within the selling, general and administrative expenses line item in the consolidated statements of comprehensive income for the three months ended March 31, 2013.

WellCare of South Carolina

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. WCSC participates in the South Carolina Healthy Connections Choices program in 39 of the state's 46 counties. As of March 31, 2013, WCSC membership approximated 54,000.

We included the results of WCSC's operations from the date of acquisition, January 31, 2013, in our consolidated financial statements. Our consolidated statement of comprehensive income for the three months ended March 31, 2013 includes revenues of $28,550 and net income of $1,538 attributable to WCSC.

We have not finalized the accounting for our acquisition of WCSC. We are in the process of validating the fair values of net tangible assets acquired and obtaining third-party valuations of intangible assets. As such, the preliminary measurements of net assets acquired, intangible assets and goodwill are subject to change.

The following table summarizes the preliminary estimated fair values of tangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$11,540
Investments	37,949
Premiums receivable, net	3,536
Other assets	1,375
Total assets acquired	54,400

Medical benefits payable	(28,277)
Accrued expenses and other payables	(716)
Total liabilities assumed	(28,993)
Fair value of net tangible assets acquired	$25,407

In connection with the WCSC acquisition, we recorded $9,510 for the preliminary valuation of identified intangible assets, including state contracts of $8,700 (10-year useful life) and provider networks of $810 (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 10.4 years.

We recorded $14,596 for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the WCSC acquisition are deductible for tax purposes.

In connection with the WCSC acquisition, we recognized $182 of acquisition-related costs in 2013 that are included within the selling, general and administrative expenses line item in the consolidated statements of comprehensive income for the three months ended March 31, 2013.

Missouri Care

Effective March 31, 2013, we acquired all outstanding stock of Missouri Care, which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013. Our consolidated statements of comprehensive income for the three months ended March 31, 2013 do not include Missouri Care's operating results. We will include Missouri Care's earnings in our consolidated statements of comprehensive income beginning on April 1, 2013.

We have not finalized the accounting for our acquisition of Missouri Care. We are in the process of validating the fair values of net tangible assets acquired and obtaining third-party valuations of intangible assets. As such, the preliminary measurements of net assets acquired, intangible assets and goodwill are subject to change.

The following table summarizes the preliminary estimated fair values of tangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$19,138
Premiums receivable, net	33,950
Other assets	98
Total assets acquired	53,186

Medical benefits payable	(43,090)
Total liabilities assumed	(43,090)
Fair value of net tangible assets acquired	$10,096

In connection with the Missouri Care acquisition, we recorded $7,060 for the preliminary valuation of identified intangible assets. Those definite-lived intangible assets include state contracts of $4,800 (10-year useful life), provider networks of $1,300 (15-year useful life) and trademarks of $960 (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 11.6 years.

We recorded $3,187 for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for tax purposes.

In connection with the Missouri Care acquisition, we recognized $95 of acquisition-related costs in 2013 that are included within the selling, general and administrative expenses line item in the consolidated statements of comprehensive income for the three months ended March 31, 2013.

Desert Canyon

In December 2012, we acquired certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. We began providing services to approximately 4,000 Desert Canyon plan members effective January 1, 2013.

In connection with the Desert Canyon acquisition, we recorded $2,020 of identified intangible assets. Those definite-lived intangible assets include a state contract of $1,700 (10-year useful life) and provider networks of $320 (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 10.8 years.

In connection with the Desert Canyon acquisition, we recognized $42 of acquisition-related costs in 2013 that are included within the selling, general and administrative expenses line item in the consolidated statements of comprehensive income for the three months ended March 31, 2013.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended March 31,
	2013	2012
Florida	12%	13%
Georgia	16%	21%
Kentucky	13%	9%

The state of Florida renewed our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. This contract term may be superseded by the implementation of Florida's new Statewide Medicaid Managed Care ("SMMC") program. In 2013, the state began a competitive procurement program to award contracts for the SMMC. As a result, the state may terminate these contracts as early as the end of 2013, with new SMMC contracts, which we may or may not be awarded, expected to begin in the first quarter of 2014.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2013 and its remaining renewal option potentially extends the contract through June 30, 2014. The Georgia DCH also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016.

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

Summary of Financial Information

We allocate goodwill and other intangible assets to our reportable operating segments. We do not allocate any other assets and liabilities investment and other income, or selling, general and administrative, depreciation and amortization, or interest expense to our reportable operating segments. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable operating segments. A summary of financial information for our reportable operating segments through the gross margin level and a reconciliation to income before income taxes is presented in the tables below.

	For the Three Months Ended March 31,
	2013	2012
Premium revenue:
Medicaid	$1,310,360	$1,074,652
MA	718,865	438,230
PDP	223,100	275,665
Total premium revenue	2,252,325	1,788,547
Medical benefits expense:
Medicaid	1,130,664	903,724
MA	625,575	345,311
PDP	231,044	272,756
Total medical benefits expense	1,987,283	1,521,791
Gross margin:
Medicaid	179,696	170,928
MA	93,290	92,919
PDP	(7,944)	2,909
Total gross margin	265,042	266,756
Investment and other income	4,332	2,786
Other expenses	(246,501)	(190,184)
Income before income taxes	$22,873	$79,358

4. NET INCOME PER COMMON SHARE

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2013	2012

Weighted-average common shares outstanding — basic	43,325,381	42,938,284
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	426,593	279,533
Stock options	200,485	243,790
Weighted-average common shares outstanding — diluted	43,952,459	43,461,607
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	184,536	—

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Auction rate securities	$34,150	$—	$(2,840)	$31,310
Certificates of deposit	11,662	—	—	11,662
Corporate debt and other securities	82,632	14	(70)	82,576
Money market funds	9,513	—	—	9,513
Municipal securities	116,700	92	(6)	116,786
Variable rate bond fund	85,000	697	—	85,697
U.S. government securities	22,932	109	(1)	23,040
	$362,589	$912	$(2,917)	$360,584
December 31, 2012
Auction rate securities	$34,150	$—	$(2,104)	$32,046
Corporate debt and other securities	62,166	77	(13)	62,230
Money market funds	9,513	—	—	9,513
Municipal securities	118,765	44	(63)	118,746
Variable rate bond fund	75,000	686	—	75,686
U.S. government securities	18,702	121	—	18,823
	$318,296	$928	$(2,180)	$317,044

Recorded net gains on sales or redemptions of investments were $45 and $18 for the three months ended March 31, 2013 and March 31, 2012, respectively, and are included in investment and other income in the accompanying consolidated statements of comprehensive income.

Contractual maturities of available-for-sale investments at March 31, 2013 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31,310	$—	$—	$—	$31,310
Certificates of deposit	11,662	10,511	1,151	—	—
Corporate debt and other securities	82,576	61,222	21,354	—	—
Money market funds	9,513	9,513	—	—	—
Municipal securities	116,786	97,446	19,340	—	—
Variable rate bond fund	85,697	85,697	—	—	—
U.S. government securities	23,040	6,499	16,541	—	—
	$360,584	$270,888	$58,386	$—	$31,310

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include auction rate securities, which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The auction rate securities carry investment grade credit ratings but are believed to be in an inactive market. There were no redemptions or sales of our auction rate securities during the three months ended March 31, 2013 and March 31, 2012, and accordingly, we realized no losses associated with our auction rate securities during the three months ended March 31, 2013 and March 31, 2012.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Money market funds	$19,635	$—	$—	$19,635
Cash	28,882	—	—	28,882
Certificates of deposit	1,551	—	—	1,551
U.S. government securities	17,621	3	(1)	17,623
	$67,689	$3	$(1)	$67,691
December 31, 2012
Money market funds	$18,630	$—	$—	$18,630
Cash	29,179	—	—	29,179
Certificates of deposit	1,551	—	—	1,551
U.S. government securities	18,003	2	(1)	18,004
	$67,363	$2	$(1)	$67,364

No realized gains or losses were recorded on restricted investments for the three months ended March 31, 2013.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $3,716 and $6,381 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013, there was $24,869 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years.

A summary of stock option activity for the three months ended March 31, 2013, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of March 31, 2013, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2013	435,876	$26.40
Granted	—	—
Exercised	(137,778)	13.78
Forfeited and expired	(270)	16.25
Outstanding as of March 31, 2013	297,828	6.87	$9,772	2.3
Exercisable as of March 31, 2013	292,828	6.80	$9,579	2.3
Vested and expected to vest as of March 31, 2013	297,828	6.87	$9,772	2.3

A summary of restricted stock and RSU activity for the three months ended March 31, 2013 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	273,174	$45.90
Granted	138,718	56.20
Vested	(71,348)	40.32
Forfeited and expired	(9,822)	40.03
Outstanding as of March 31, 2013	330,722	51.29

A summary of PSU activity for the three months ended March 31, 2013 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	421,566	$46.81
Granted	165,929	57.17
Vested	(90,347)	29.73
Forfeited and expired	(27,951)	40.08
Outstanding as of March 31, 2013	469,197	53.74

A summary of our MSU activity for the three months ended March 31, 2013 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	62,193	$74.03
Granted	59,112	80.23
Vested	—	—
Forfeited and expired	(4,824)	54.56
Outstanding as of March 31, 2013	116,481	77.34

8. DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement (as amended through February 12, 2013, "the Credit Agreement"), which provided for a $150,000 term loan credit facility as well as a $150,000 revolving credit facility. On February 12, 2013, we borrowed an additional $230,000 in term loans in connection with the execution of an amendment that increased the total available credit facility under the Credit Agreement to $515,000, including a $365,000 term loan credit facility and a $150,000 revolving credit facility. Both the term loan and revolving credit facilities are set to expire August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. A balance of $355,500 remains outstanding under the Credit Agreement at March 31, 2013, including $38,000 classified as a current liability in the accompanying consolidated balance sheet.

The annual interest rate on outstanding term loans was 1.81% and 1.75% as of March 31, 2013 and December 31, 2012, respectively. Under the Credit Agreement, outstanding credit facility borrowings designated as Alternate Base Rate ("ABR") loans bear interest at a rate per annum equal to an applicable margin ranging from 0.50% to 2.25% plus the greatest of:

•	the prime rate in effect on such day;

•	the federal funds effective rate in effect on such day plus 0.50%; and

•	adjusted London Inter-Bank Offered Rate ("Adjusted LIBOR") for a one-month interest period on such day plus 1%.

Outstanding credit facility borrowings designated as Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBOR for the interest period in effect plus an applicable margin ranging from 1.50% to 3.25%. Our ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement (our "Cash Flow Leverage Ratio") determines the applicable margin for both ABR and Eurodollar loans.

We incur a fee of 0.25% to 0.50% for unutilized commitments under the Credit Agreement, depending upon our Cash Flow Leverage Ratio. We recorded total interest expense under the Credit Agreement of $1,341 for the three months ended March 31, 2013, including commitment fees and interest of $92 and $1,249, respectively. We make interest payments based on the LIBOR election period, which ranges from a period of one to six months, and pay the commitment fees quarterly. As of March 31, 2013, accrued interest payable was $805.

We defer and amortize financing costs over the life of the Credit Agreement using the straight-line method. Deferred financing costs, net of accumulated amortization, of $3,492 and $2,274, respectively, are included in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012. We recorded amortization expense of $238 and $136 for the three months ended March 31, 2013 and March 31, 2012, respectively.

The Credit Agreement includes customary covenants and restrictions which, among other things, limit our ability to incur additional indebtedness. We may incur additional senior and subordinated unsecured indebtedness provided that our Cash Flow Leverage Ratio, calculated to include any such debt incurred, is at least 0.25 times less than the maximum Cash Flow Leverage Ratio. In addition, the Credit Agreement requires that we maintain:

•	a Cash Flow Leverage Ratio of not more than 2.75 times;

•	a minimum fixed charge coverage ratio of 3.00 times;

•	a minimum level of statutory net worth for our regulated subsidiaries; and

•
cash in an amount equal to one year of payment obligations due and payable to the U.S. Department of Justice during the next twelve consecutive months, so long as such obligations remain outstanding. See Note 11 for more information regarding our obligations to the U.S. Department of Justice.

The Credit Agreement also contains customary representations and warranties and events of default. Payment of outstanding principal and related accrued interest thereon may be accelerated and become immediately due and payable upon our default of payment or other performance obligations, or our failure to comply with financial or other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods.

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

Assets and liabilities measured at fair value at March 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$31,310	$—	$—	$31,310
Corporate debt securities	74,210	—	74,210	—
Certificates of deposit	11,662	—	11,662	—
Commercial paper	4,531	—	4,531	—
Asset backed securities	3,835	—	3,835	—
Money market funds	9,513	9,513	—	—
Municipal securities	116,786	—	116,786	—
Variable rate bond fund	85,697	85,697	—	—
U.S. government securities	23,040	23,040	—	—
Total investments	$360,584	$118,250	$211,024	$31,310
Restricted investments:
Money market funds	$19,635	$19,635	$—	$—
Cash	28,882	28,882	—	—
Certificates of deposit	1,551	—	1,551	—
U.S. government securities	17,623	17,623	—	—
Total restricted investments	$67,691	$66,140	$1,551	$—

Amounts accrued related to investigation resolution	$91,669	$—	$91,669	$—

Assets and liabilities measured at fair value at December 31, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,046	$—	$—	$32,046
Corporate debt securities	57,705	—	57,705	—
Asset backed securities	4,525	—	4,525	—
Money market funds	9,513	9,513	—	—
Municipal securities	118,746	—	118,746	—
Variable rate bond fund	75,686	75,686	—	—
U.S. government securities	18,823	18,823	—	—
Total investments	$317,044	$104,022	$180,976	$32,046
Restricted investments:
Money market funds	$18,630	$18,630	$—	$—
Cash	29,179	29,179	—	—
Certificates of deposit	1,551	—	1,551	—
U.S. government securities	18,004	18,004	—	—
Total restricted investments	$67,364	$65,813	$1,551	$—

Amounts accrued related to investigation resolution	$105,476	$—	$105,476	$—

The carrying value of our long-term debt was $355,500 at March 31, 2013 and $135,000 at December 31, 2012. Based on a discounted cash flow analysis, the approximate fair value of our long-term debt was $346,548 at March 31, 2013 and $131,770 at December 31, 2012.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2013.

Balance as of January 1, 2013	$32,046
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	(736)
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of March 31, 2013	$31,310

As a result of the decrease in the fair value of our investments in auction rate securities, we recorded an unrealized loss of $736, excluding income taxes, to accumulated other comprehensive loss during the three months ended March 31, 2013. The decrease in net unrealized losses was driven by a change in market conditions in the municipal bond market and ratings during the year.

10. INCOME TAXES

Our effective income tax rate was 5.9% and 35.4% for the three months ended March 31, 2013 and March 31, 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was significantly lower than the same period in 2012 due to an issue resolution agreement reached with the IRS in 2013 regarding the tax treatment of the investigation-related litigation and other resolution costs. We recognized approximately $7,600 of income tax benefit during the three months ended March 31, 2013 related to the resolution of this matter.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137,500 in four annual installments of $34,375 over 36 months, plus interest accrued at 3.125%.

The estimated fair value of the discounted remaining liability, and related interest, was $91,669 at March 31, 2013, of which $58,365 and $33,304 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of March 31, 2013. On March 30, 2013, we paid $14,634 to the Civil Division for the second annual installment payment due April 1, 2013, consisting of $13,380 principal and $1,254 accrued interest. We paid the remaining amount due to other federal and state enforcement agencies of $22,963, including $20,995 principal and $1,968 interest, on April 1, 2013, subsequent to the balance sheet date.

The Settlement also provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control prior to April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement. On April 12, 2012, joint stipulations of dismissal were filed, dismissing the qui tam complaints. On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. If, prior to December 17, 2013, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we must pay an additional $25,000 to the class action plaintiffs. The Stipulation Agreement also requires us to pay to the class action plaintiffs 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday related to the same facts and circumstances that gave rise to the consolidated securities class action.

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

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this footnote. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, employee, agent or fiduciary of the Company or any of our subsidiaries and all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

We amended and restated our indemnification agreements in May 2009. The revised agreements apply to our officers and directors with respect to events occurring after that time. Pursuant to the 2009 indemnification agreements, we will indemnify the indemnitee against all expenses, including attorney's fees, judgments, penalties, fines, settlement amounts and any taxes imposed as a result of payments made under the indemnification agreement incurred in connection with any proceedings that relate to the indemnitee's status as a director, officer or employee of the Company or any of our subsidiaries or any other enterprise that the indemnitee was serving at our request. We will also indemnify for expenses incurred by the indemnitee if an indemnitee, by reason of his or her corporate status, is a witness in any proceeding. Further, we are required to indemnify for expenses incurred by an indemnitee in defense of a proceeding to the extent the indemnitee has been successful on the merits or otherwise. Finally, if the indemnitee is involved in certain proceedings as a result of the indemnitee's corporate status, we are required to advance the indemnitee's reasonable expenses incurred in connection with such proceeding, subject to the requirement that the indemnitee repay the expenses if it is ultimately determined that the indemnitee is not entitled to be indemnified. We are not obligated to indemnify an indemnitee for losses incurred in connection with any proceeding if a determination has not been made by the Board of Directors, a committee of disinterested directors or independent legal counsel in the specific case that the indemnitee has satisfied any standards of conduct required as a condition to indemnification under Section 145 of the Delaware General Corporation Law.

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to various federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. The trial began in the first quarter of 2013 and is ongoing.

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

In connection with these matters, we have advanced, to the five criminally-indicted individuals, cumulative legal fees and related expenses of approximately $128,785 from the inception of the investigations to March 31, 2013. We incurred $18,898 and $9,185 of these legal fees and related expenses during the three months ended March 31, 2013 and 2012, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

In August 2010, we entered into an agreement and release with the carriers of our directors and officers ("D&O") liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept payment of $32,500 in satisfaction of the $45,000 face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. As a result, we have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We received payment and recorded the receipt of the insurance proceeds as a reduction to selling, general and administrative expense prior to 2012.

We expect the continuing cost of our obligations to the five criminally-indicted individuals in connection with their defense of criminal charges to be significant and to continue for a number of years. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Our indemnification obligations and requirements to advance legal fees and expenses may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable or estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2013 ("2013 Form 10-Q") that are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2013 Form 10-Q and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") and in Part II, Item 1A of this 2013 Form 10-Q, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including potential reductions in Medicaid and Medicare revenue, including due to sequestration, competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes or suspensions or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, may affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

From time to time, at the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including, but not limited to, limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

OVERVIEW

Introduction

We are a leading provider of managed care services to government-sponsored health care programs, focusing on Medicaid and Medicare. Headquartered in Tampa, Florida, we offer a variety of health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of March 31, 2013, we served approximately 2.7 million members nationwide. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2013. For a detailed discussion, refer to the "Results of Operations" section which discusses our consolidated and segment results for the quarter ended March 31, 2013.

•
Membership increased 7% compared to March 31, 2012 due to growth in our Medicaid segment, particularly in Kentucky and from our acquisition in South Carolina that was effective January 31, 2013, and growth in our Medicare Advantage ("MA") segment due to product design, marketing activities service area expansion and our Easy Choice acquisition in California that was effective November 1, 2012. These increases were partially offset by lower prescription drug plan ("PDP") membership based on our 2013 bid results.

•
Premiums increased 26%, reflecting the membership growth in our Medicaid and MA segments, as well as rate increases in certain of our Medicaid markets, mainly Kentucky, partially offset by the impact of lower PDP membership.

•
Net Income decreased, due mainly to a lower amount of net favorable development of prior years' medical benefits payable, increased medical expense associated with the flu, lower results in our PDP segment and increased selling, general and administrative ("SG&A") expense related to growth initiatives and investments in technology and infrastructure required by regulatory changes. Improved results in our Medicaid segment resulting from membership growth and rate increases in certain markets, as well as an additional tax benefit recognized in the current quarter, partially offset these decreases.

Key Developments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2013.

•
Effective March 31, 2013, we acquired Aetna Inc.'s Medicaid business in Missouri. Missouri Care, Incorporated ("Missouri Care") serves MO HealthNet Medicaid program members across the state. Missouri Care's provider network includes more than 50 hospitals and 9,500 physicians.

•
Effective January 31, 2013, we acquired UnitedHealth Group Incorporated's ("UnitedHealth") Medicaid business in South Carolina. WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., participates in South Carolina's Healthy Connections Choices program across the majority of the state's 46 counties.

•
Easy Choice Health Plan, Inc. of California ("Easy Choice") increased its 2013 service area to 11 California counties, including the San Diego area and five counties in northern California. Easy Choice began offering MA chronic condition special needs plans in five of the 11 counties in its service area in January 2013.

•	As of January 1, 2013, we began serving Medicaid beneficiaries in Medicaid Managed Care Region 3 of the Commonwealth of Kentucky.

•
Effective January 1, 2013, we received an approximate 7.0% premium rate increase for the Kentucky Medicaid program. The Commonwealth of Kentucky also has accelerated to July 1, 2013, our 3.0% rate increase previously scheduled for October 1, 2013. These rate increases apply to all Medicaid geographic regions of the Commonwealth, other than Region 3. We believe that these activities will make the Medicaid program more stable from a financial standpoint.

•	Effective March 1, 2013, we expanded our Medicaid managed long-term care health plan into four new counties in the State of New York: Nassau, Richmond, Suffolk and Westchester counties.

•
Services began in March 2013 in Hawaii on a statewide basis under the Community Care Services Program, in which we case manage, authorize and facilitate the delivery of behavioral health services to Medicaid-eligible adults who have serious mental illnesses and who are participants in the state's QUEST Expanded Access (QExA) health program.

•
For the 2013 plan year, we have expanded the geographic footprint of our MA plans and we now offer plans in a total of 204 counties, including D-SNPs for those who are dually-eligible for Medicare and Medicaid in most of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to serve both the Medicaid- and Medicare-related coverage of these members.

•
In January 2013, our Florida Medicaid and Medicare health plans were awarded by the National Committee for Quality Assurance ("NCQA") Commendable accreditation. We continue to target accreditation for all of our health plans, and anticipate further progress in 2013.

Business and Financial Outlook

Political Environment Impacting our Business

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. A 2% rate reduction to the Medicare program began on April 1, 2013. We may be able to partially offset this reduction. However, there will be negative financial impact for the last nine months of 2013. In absence of further action by Congress, sequestration will continue annually for a 10-year period.

The President, the U.S. House of Representatives and U.S. Senate have each presented budget proposals for the fiscal year beginning October 2013, but no budget has yet been passed by Congress. Each of the three budget proposals would include reforms to both the Medicare and Medicaid programs. It is uncertain whether any or all of these proposals will pass, when they will pass or how they would impact our operations.

As of March 7, 2013, 18 states had been conditionally approved to operate state-based exchanges under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") and seven states had been conditionally approved to operate a state partnership exchange. Exchanges are expected to begin enrolling individuals and small groups in October 2013 for plans going into effect on January 1, 2014. At this time, the exchanges' impact on our operations is uncertain.

Medicaid

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

Current legislative sessions are winding down in most states. In those states requiring statutory or budget authority to administer Medicaid, states are debating the now-optional expansion of Medicaid under the 2010 Acts. Of the states in which we currently operate coordinated care plans:

•	Arizona, California, Connecticut, Hawaii, Illinois, New Jersey, New York and Ohio have stated their intention to expand Medicaid eligibility;

•	Georgia, Louisiana, South Carolina and Texas have stated their intention not to move forward with an expansion; and

•	Florida, Kentucky and Missouri continue to debate the expansion.

We offer Medicaid products in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. Except in the case of Ohio, where we expect to discontinue offering Medicaid products in June 2013, if those states implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could be reduced or increased. At this time, we are unable to predict the ultimate impact to our Medicaid membership. In California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New York, Ohio, and Texas, we offer duals special needs plans ("D-SNPs"). The expansion of Medicaid in any of those states could impact the number of those eligible for both Medicare and Medicaid in the state.

The State of Florida is in the process of procuring Medicaid services. Florida's new Statewide Medicaid Managed Care ("SMMC") program will consist of a Long Term Care program and a Managed Medical Assistance Program (the "MMA program"). To date, Florida has received final approval from the Centers for Medicare & Medicaid Services ("CMS") to operate the Long Term Care program and tentative approval for the MMA program. Current contracts between the Florida Agency for Health Care Administration ("AHCA") and managed care organizations ("MCOs") to offer Medicaid managed care services, such as our Florida Medicaid contracts that expire in August 2015, are expected to be terminated early, possibly as early as the end of 2013 in connection with the implementation of the new MMA program.

The SMMC program represents a substantial redesign of the Florida Medicaid program.  Most significantly, the substantial majority of eligible beneficiaries for Florida Medicaid will be mandated to enroll in a managed care plan under the SMMC program. Currently, managed care enrollment is optional for most Medicaid beneficiaries. Florida's fee-for-service primary care case management program, MediPass, will be discontinued. Most Medicaid recipients who are not eligible for long-term care services will receive their services through the MMA component of the SMMC program while those eligible for long-term care will receive services through the Long Term Care component. SMMC will include an “achieved savings rebate” in which MCOs will be required to rebate to AHCA half of their income (as determined in accordance with the plan contracts) between 5% and 10% of revenue and all of their income above 10% of revenue. In addition, capitated MCOs offering plans under MMA will be required to maintain a medical loss ratio of not less than 85% for at least the first full year of MMA program operation. MMA will also require MCOs to cover certain benefits they do not currently cover and will allow MCOs to offer expanded benefits. The number of MCOs offering Medicaid managed care plans will be limited to a small number of plans in each of 11 regions, while currently the number of plans is not limited. We recently responded to requests for proposals issued by AHCA to offer plans under the MMA component of the SMMC program for all 11 regions. We will not be participating in the Long Term Care component of SMMC. Bid results are anticipated to be announced in mid-September 2013, with an anticipated contract execution date of December 31, 2013. However, we cannot assure you that we will be awarded a contract to participate in the MMA program.

Additionally in Florida, AHCA plans to implement a new payment structure based on a diagnosis related group ("DRG") schedule to set reimbursement rates for certain providers whose contracts are tied to Medicaid effective July 1, 2013.

As discussed above, we began serving Medicaid beneficiaries in Region 3 of the Commonwealth of Kentucky on January 1, 2013. As of March 31, 2013, our membership for this region was approximately 14,000. Region 3 members that were auto- assigned to us had the opportunity to change their health plan through the end of March.

MA

In February 2013, CMS announced proposed 2014 rates that were a 7.0% to 9.0% rate reduction from 2013 rates. On April 1, 2013, CMS revised their proposed 2014 rates, which resulted in a rate decrease of approximately 2.0% to 4.0% from 2013 rates.

In April 2013, CMS announced changes to the MA and PDP Medicare risk adjustment system which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding pattern difference reduction of 4.91% for payment year 2014, which will offset a meaningful part of the rate improvement. This new risk adjustment model appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

In 2014, CMS will continue to tier payments based on the quality ratings of MA plans, paying less to plans scoring less than 5 stars on the CMS star quality rating scale, as we do. On average, our MA plans in 2012 scored below 3 stars, with some plans scored at or above 3 stars. Our MA plans that operate at 3 stars will earn a 3% quality bonus demonstration percentage, compared to the 5% available to 4, 4.5 and 5 star plans.

PDP

In April 2013, CMS also announced changes for PDPs relating to applicable beneficiary and plan dispensing/vaccine administration fees for drug claims that straddle the coverage gap for the 2014 plan year. In addition, CMS decreased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit. We are still evaluating the effect these changes will have on our 2014 PDP operations.

Based on the outcome of our 2013 stand-alone PDP bids, our plans are below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. Comparatively, in 2012, our plans were below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we are being auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We have retained our auto-assigned members in the five regions in which we bid within the de minimis range; however, we are not being auto assigned new members in those regions during 2013. Members previously auto-assigned to our PDP plans in regions for which our 2013 bids were not within the de minimis range were reassigned to other plans in January 2013. Membership has declined to approximately 757,000 as of March 31, 2013, a decrease from 869,000 as of December 31, 2012, due to the reassignment to other plans of members who were previously auto-assigned to us, primarily in California, offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans. We expect membership for the remainder of 2013 to be relatively stable.

Dual Eligibles

As of April 19, 2013, California, Illinois, Massachusetts, Ohio and Washington states have each executed a Memorandum of Agreement with CMS to implement a Duals Financial Alignment Demonstration Program ("Duals Demonstration Program"), and 16 states are still negotiating with CMS on their demonstration parameters. We may participate in some of the Duals Demonstration Programs that are pending CMS approval, depending on the ultimate program design.

For 2013 and 2014, beneficiaries eligible for both Medicaid and Medicare, or dual-eligible beneficiaries, subject to a Duals Demonstration Program will be able to elect to remain in or join a WellCare plan only during the annual enrollment period or special election periods. Dual-eligible beneficiaries enrolled in WellCare products and subject to passive enrollment will have the opportunity to opt out of a Duals Demonstration Program and remain in a WellCare plan up until the last day of the month prior to the effective date of enrollment. Beneficiaries will also have the ability to opt out of the Duals Demonstration Program on a monthly basis which could impact PDP enrollment. For those states that have a Duals Demonstration Program in which we do not participate, the membership in our MA plans or PDP could be reduced, depending on the program design. However, the potential impact of the Duals Demonstration Program on our MA and PDP membership has decreased as a result of changes to the programs' eligible populations and state implementation time frames. For example, California and New York have recently delayed implementation of their programs to October 2013 and April 2014, respectively. In addition, the California Duals Demonstration Program limits the total number of individuals eligible to 456,000, with no more than 200,000 in Los Angeles County.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended March 31,		Change
	2013	2012	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$2,252.3	$1,788.5	$463.8	25.9%
Investment and other income	4.3	2.8	1.5	53.6%
Total revenues	2,256.6	1,791.3	465.3	26.0%

Expenses:
Medical benefits	1,987.3	1,521.8	465.5	30.6%
Selling, general and administrative	213.4	161.7	51.7	32.0%
Medicaid premium taxes	21.3	20.4	0.9	4.4%
Depreciation and amortization	10.1	7.0	3.1	44.3%
Interest	1.6	1.1	0.5	43.5%
Total expenses	2,233.8	1,712.0	521.8	30.5%
Income before income taxes	22.9	79.3	(56.4)	(71.1)%
Income tax expense	1.4	28.1	(26.7)	(95.0)%
Net income	$21.5	$51.2	$(29.7)	(58.0)%
Effective tax rate	5.9%	35.4%		(29.5)%

Membership

	March 31, 2013		December 31, 2012		March 31, 2012
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,690,000	62.5%	1,587,000	59.5%	1,486,000	58.7%
MA	256,000	9.5%	213,000	8.0%	150,000	5.9%
PDP	757,000	28.0%	869,000	32.5%	897,000	35.4%
Total	2,703,000	100.0%	2,669,000	100.0%	2,533,000	100.0%

As of March 31, 2013, we served approximately 2,703,000 members, an increase of approximately 34,000 members at December 31, 2012 and an increase of approximately 170,000 members at March 31, 2012. We experienced membership growth in both our Medicaid and MA segments, which was partially offset by a decline in PDP membership. Medicaid segment membership increased by 103,000 compared to December 31, 2012 due to the acquisition of UnitedHealth's South Carolina Medicaid business effective January 31, 2013, which accounted for 53,000 members, growth in Florida and growth in our Kentucky Medicaid program, including approximately 17,000 beneficiaries from Region 3 which we began serving effective January 1, 2013. Members for Region 3 were able to switch plans through March 2013, and our membership decreased from 20,000 at January 1, 2013 due to these changes. MA segment membership increased 43,000 compared to December 31, 2012, mainly from the results of the annual election period, which resulted in an increase of approximately 37,000 members effective January 1, 2013, as well as our continued focus on dually-eligible beneficiaries and expansion into new counties. In our PDP segment, membership decreased by 112,000 compared to December 31, 2012 as a result of our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of members who were auto-assigned to us in 2012 or prior years.

Net Income

Our net income for the three months ended March 31, 2013 decreased by approximately $29.7 million compared to the same period in 2012, mainly due to a lower amount of favorable development of prior years' medical benefits payable in 2013 compared to 2012, increased medical expense associated with the flu, lower results in our PDP segment and increased SG&A expense, partially offset by improved results in our Medicaid segment. The decline in PDP segment results is mainly due to the decrease in membership and higher medical benefits expense ratio ("MBR"). The increase in SG&A is related to the growth in membership and premiums, integration of our recent acquisitions, and infrastructure costs required by regulatory changes and investigation-related litigation and other resolution costs. Investigation-related litigation and other resolution costs increased $9.2 million on a pre-tax basis in 2013 compared to 2012, but was mostly offset by an increased tax deduction associated with such costs. The improved result in our Medicaid segment was largely driven by the rate increase and increased membership in our Kentucky Medicaid program, membership growth in Florida and the impact of rate increases in certain other markets.

Premium Revenue

Premium revenue for the three months ended March 31, 2013 increased by approximately $463.8 million, or 26%, compared to the same period in the prior year. The increase is primarily attributable to our acquisitions and organic membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, including the 7% increase in Kentucky that was effective January 1, 2013. These increases were partially offset by the impact to lower membership in our PDP segment. Premium revenue includes $21.3 million of Medicaid premium taxes for the three months ended March 31, 2013 and $20.4 million for the same three months in 2012.

We currently expect our consolidated premium revenue for 2013 will be in the range of approximately $8.9 to 9.0 billion, an increase of approximately 22% to 23% compared to 2012.

Medical Benefits Expense

Total medical benefits expense for the three months ended March 31, 2013 increased $465.5 million, or 31%, compared to the same period in 2012. The increases are due mainly to increased membership in our Medicaid and MA segments, the impact of higher net favorable development of prior years' medical benefits payable experienced in 2012 and increased medical expense associated with the flu, partially offset by a decrease in the PDP segment due to lower membership. For the three months ended March 31, 2013, medical benefits expense was impacted by approximately $15.9 million of net favorable development related to the prior year, compared to $52.4 million of net favorable development recognized in the same period in 2012.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the Consolidated Financial Statements for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs is as follows:

	For the Three Months Ended March 31,
	2013	2012
SG&A expense	$213.4	$161.7
Adjustments:
Investigation-related litigation and other resolution costs	(0.8)	(1.4)
Investigation-related administrative costs	(21.1)	(11.3)
Total investigation-related litigation and other resolution costs	(21.9)	(12.7)
SG&A expense, excluding investigation-related litigation and other resolution costs	$191.5	$149.0
SG&A ratio	9.5%	9.1%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.6%	8.4%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three months ended March 31, 2013, increased approximately $42.5 million, or 29%, compared to the same period in 2012. SG&A expense increased due to growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes as well as investments related to our medical cost initiatives, and increased spending related to the integration of recent acquisitions and our other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes ("SG&A ratio"), was 9.5% for the three months ended March 31, 2013, compared to 9.1% for the same period in 2012. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three months ended March 31, 2013 was 8.6% compared to 8.4% for the same period in 2012.

We currently expect that our SG&A ratio, excluding the investigation-related litigation and other resolution costs, for the full year ended December 31, 2013 will be between 8.7% and 8.9%. Our organic growth and the integration of our recent acquisitions are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation provisions of the 2010 Acts.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three months ended March 31, 2013 were $21.3 million compared to $20.4 million, respectively, for the same three month periods in 2012. The increase corresponds to the increase in Medicaid premium revenues.

Depreciation and Amortization

Depreciation and amortization incurred for the three months ended March 31, 2013 includes $1.4 million of amortization related to the intangible assets acquired in conjunction with the Easy Choice and South Carolina acquisitions.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $1.6 million compared to $1.1 million for the same period in 2012. The increase in interest expense is mainly due to the additional borrowings in connection with the second amendment to our credit agreement, which was executed in February 2013.

Income Tax Expense

Our effective income tax rate on pre-tax income was 5.9% and 35.4% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate is lower in 2013 mainly due to an issue resolution agreement reached with the Internal Revenue Service ("IRS") in 2013 regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012.

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

Segment Financial Performance Measures

We use three measures to assess the performance of our reportable operating segments: premium revenue, MBR and gross margin. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes. Gross margin is defined as premium revenue less medical benefits expense. For further information regarding premium revenues and medical benefits expense, please refer below to "Premium Revenue Recognition and Premiums Receivable", and "Medical Benefits Expense and Medical Benefits Payable" under "Critical Accounting Estimates."

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, manage medical costs and changes in estimates related to incurred but not reported ("IBNR") claims, predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors affect our operations and may have a material impact on our business, financial condition and results of operations.

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

	For the Three Months Ended March 31,		Change
	2013	2012	Dollar	Percentage
	(In millions)
Gross Margin:
Medicaid	$179.7	$170.9	$8.8	5.1%
MA	93.3	92.9	0.4	0.4%
PDP	(7.9)	2.9	(10.8)	(372.4)%
Total gross margin	265.1	266.7	(1.6)	(0.6)%
Investment and other income	4.3	2.8	1.5	53.6%
Other expenses	(246.5)	(190.2)	(56.3)	29.6%
Income before income taxes	$22.9	$79.3	$(56.4)	(71.1)%

Medicaid Segment Results

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of March 31, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, New York, Ohio and South Carolina. As discussed above, we acquired Aetna's Medicaid business in Missouri ("Missouri Care") effective March 31, 2013. Results for Missouri Care are not included in our consolidated results of operations for the three months ended March 31, 2013, as we began serving members on April 1, 2013.

	For the Three Months Ended March 31,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$1,289.1	$1,054.2	$234.9	22.3%
Medicaid premium taxes (1)	21.3	20.4	0.9	4.4%
Total premiums	1,310.4	1,074.6	235.8	21.9%
Medical benefits expense	1,130.7	903.7	227.0	25.1%
Gross margin	$179.7	$170.9	$8.8	5.1%
Medicaid MBR, including premium taxes	86.3%	84.1%		2.2%
Medicaid MBR (1)	87.7%	85.7%		2.0%

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

Excluding Medicaid premium taxes, Medicaid premium revenue for the three months ended March 31, 2013 increased 22% when compared to the same period in 2012. The increase was driven mainly by increased membership in the programs in Kentucky and Florida, as well as the acquisition in South Carolina, and the 7% rate increase in Kentucky that was effective January 1, 2013 and rate increases in certain other markets in late 2012. The increase in Kentucky Medicaid premiums also reflects the commencement of services provided to beneficiaries in Region 3, which began on January 1, 2013.

Medicaid medical benefits expense for the three months ended March 31, 2013 increased 25% when compared to the same period in 2012. Our Medicaid MBR for the three months ended March 31, 2013 increased by 200 basis points when compared to the same period in 2012. Both increases were due mainly to a lower amount of net favorable development of prior year's medical benefits payable recognized in 2013 than we recognized in 2012. The South Carolina acquisition also contributed to the increase in medical benefits expense in the 2013 period.

Outlook

We continue to expect our full year Medicaid segment premium revenue to increase in excess of 19% to 21% compared to 2012, mainly as a result of the Kentucky program expansion and the South Carolina and Missouri acquisitions. We currently anticipate our 2013 premium revenue from the Kentucky Medicaid program will be in excess of $1.0 billion. We currently anticipate that our Medicaid segment MBR will be lower in 2013 when compared to 2012 as a result of improved performance for the Kentucky program, offset in part by MBR increases in certain other programs and the continuing shift in the mix of our Medicaid segment programs toward higher MBR populations.

MA Segment Results

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans. As of March 31, 2013, we operated our MA CCPs in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas.

	For the Three Months Ended March 31,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$718.9	$438.2	$280.7	64.1%
Medical benefits expense	625.6	345.3	280.3	81.2%
Gross margin	$93.3	$92.9	$0.4	0.4%
MA MBR	87.0%	78.8%		8.2%

MA premium revenue for the three months ended March 31, 2013 increased 64% when compared to the same period in 2012 mainly due to an increase in membership associated with our product design, strengthening of our sales processes, our service area expansion and from our Easy Choice acquisition in California and Desert Canyon acquisition in Arizona that were effective November 1, 2012 and December 31, 2012, respectively. Excluding the acquisitions in Arizona and California, our March 31, 2013 enrollment was approximately 198,000, an increase of 32% from 150,000 as of March 31, 2012.

MA medical benefits expense for the three months ended March 31, 2013 increased 81% when compared to the same period in 2012. MA segment MBR increased by 820 basis points for the three months ended March 31, 2013 compared to the same period in 2012. The increase in expense was due to the increased membership and premiums, increased quality improvement costs and a lower amount of net favorable development of prior year's medical benefits payable recognized in 2013 than we recognized in 2012. The change in the MBR was primarily due to the increased quality improvement costs and lower net favorable development of prior year's medical benefits payable in 2013.

Outlook

Currently, we expect MA segment membership to continue to grow during the remaining months of 2013, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population. Consequently, we continue to expect MA premium revenue to increase by approximately 50% for the full year in 2013 compared to 2012. Our benefits and cost sharing terms for 2013 have been designed to achieve what we believe is an appropriate financial rate of return with plans that are attractive to both current and prospective members. We expect the MBR to increase in 2013 compared to 2012, driven by the Easy Choice acquisition as well as higher MBRs in many of our other states, consistent with our expectations based on our 2013 bids, and the impact of the federal government's budget sequestration.

PDP Segment Results

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries through our PDP segment. As of March 31, 2013, we offered PDP plans in 49 states and the District of Columbia.

	For the Three Months Ended March 31,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$223.1	$275.7	$(52.6)	(19.1)%
Medical benefits expense	231.0	272.8	(41.8)	(15.3)%
Gross margin	$(7.9)	$2.9	$(10.8)	(372.4)%
PDP MBR	103.6%	98.9%		4.7%

PDP premium revenue decreased 19% for the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to the decline in membership. Membership decreased by approximately 140,000 members, or 16% from March 31, 2012 due to the reassignment to other plans, effective January 1, 2013, of members who were auto-assigned to us in 2012 or prior years. PDP MBR for the three months ended March 31, 2013 increased 470 basis points over the same period in 2012 mainly due to the outcome of our 2013 bids, the addition of our new enhanced product, designed for those who choose a PDP, and a shift in membership to this product. Transition of care costs for the enhanced product contributed to the increased MBR. The transition period concluded at the end of March.

Outlook

We now expect PDP membership to grow modestly for the remainder of 2013 driven by membership in the enhanced product. For the PDP segment, we continue to anticipate the MBR to increase in 2013 compared to 2012 mainly due to the outcome of our 2013 bids, the addition of our new enhanced product and the impact of the federal government's budget sequestration. The decrease in membership and in premium rates in 2013 is expected to result in a reduction of approximately 20% to 25% in our PDP segment premium revenue when compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2012 Form 10-K and Part II – Item 1A – Risk Factors in this 2013 Form 10-Q.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated parent and subsidiary level.

Regulated subsidiaries

Our regulated subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•
management fees paid to our non-regulated administrator subsidiary under intercompany services agreements and direct administrative costs, which are not covered by an intercompany services agreement, such as selling expenses and legal costs; and

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1,403.2 million as of March 31, 2013, an increase of $179.2 million from December 31, 2012. Included in this change is $25.0 million in dividends and surplus capital paid to, and $21.5 million of contributions received from our non-regulated subsidiaries.

Our regulated subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our regulated subsidiaries. See further discussion under Regulatory Capital and Dividend Restrictions below.

Parent and non-regulated subsidiaries

Liquidity requirements at the non-regulated parent and subsidiary level generally consist of:

•	payment of administrative costs not related to our regulated operations, including, but limited to, business development, branding and certain information technology services;

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees received from our non-regulated administrator subsidiary under intercompany services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments was approximately $335.7 million as of March 31, 2013, an increase of $142.2 million from a balance of $193.5 million as of December 31, 2012. The increase is mainly attributable to the $228.5 million of net proceeds received in connection with the second amendment of our senior secured credit facility and $25.0 million in dividends received from our regulated subsidiaries, partially offset by cash used in relation to our recent acquisitions, a payment made in connection with our settlement of the Civil Division of the U.S. Department of Justice (the "Civil Division"), as well as other certain investigation-related litigation and other resolution costs and capital contributions made to certain of our regulated subsidiaries.

Auction Rate Securities

As of March 31, 2013, $31.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2013 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 24 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 20 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In millions)
Net cash provided by operating activities	$31.1	$8.3
Net cash used in investing activities	(61.4)	(53.3)
Net cash provided by financing activities	308.0	164.8
Total net increase in cash and cash equivalents	$277.7	$119.8

Net Cash Provided by Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The increased cash flow from operating activities for the three months ended March 31, 2013 compared to the same period in 2012 resulted from the increase in premiums associated with the growth in membership.

Net cash provided by operating activities for the three months ended March 31, 2012 included $207.1 million for April 2012 Medicare premiums received in advance, but was negatively impacted by the delayed premiums associated with our Georgia Medicaid program and the $39.8 million payment made to the Civil Division on March 30, 2012.

Net Cash Used In Investing Activities

During the three months ended March 31, 2013, cash used in investing activities, excluding acquisitions, primarily reflects our investment in marketable securities and restricted investments of approximately $149.5 million and purchases of property and equipment of $15.9 million, partially offset by $143.2 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $39.2 million in 2013 related to the WCSC and Missouri Care acquisitions.

During the three months ended March 31, 2012, cash used in investing activities primarily reflects our investment in marketable securities of approximately $115.4 million and purchases of property and equipment of $15.4 million, partially offset by $77.5 million of proceeds from maturities of marketable securities and restricted investments.

Net Cash Provided By Financing Activities

Net proceeds from additional borrowings under our senior secured credit agreement of $228.5 million increased net cash provided by financing activities for the three months ended March 31, 2013 compared to the same period of the prior year. This increase was partially offset by lower net funds received for the benefit of members, which provided net cash of approximately $85.9 million and $160.2 million during the three months ended March 31, 2013 and 2012, respectively. These funds represent subsidies received from CMS, net of related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million over 36 months plus interest accrued at 3.125%. On March 30, 2013, we made a payment of $14.6 million to the Civil Division, consisting of a $13.3 million principal payment and $1.3 million of accrued interest. We also made a payment of $23.0 million to the Civil Division on April 1, 2013, consisting of a $21.0 million principal payment and $2.0 million of accrued interest. The estimated fair value of the discounted remaining liability, to be paid in two remaining annual installments of $34.4 million, and related interest, was $91.7 million at March 31, 2013.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Capital Resources

Credit Facility

In August 2011, we entered into a $300.0 million senior secured credit agreement, as amended to date (the "Credit Agreement") that can be used for general corporate purposes. The Credit Agreement provides for total available credit of $515.0 million, comprised of a $365.0 million term loan facility and a $150.0 million revolving credit facility. Each of the term loans and revolving credit facility are set to expire in August 2016. Payments of principal on the term loans are due on a quarterly basis through July 31, 2016. The annual interest rate on outstanding term loans was 1.81% and 1.75% as of March 31, 2013 and December 31, 2012, respectively.

On February 12, 2013, we borrowed an additional $230.0 million, or the full amount of remaining available credit under the term loan facility. As of March 31, 2013, our outstanding term loan balance was $355.5 million, of which $38.0 million is included in the current portion of long-term debt and $317.5 million in the long-term debt line items in our consolidated balance sheet. As of March 31, 2013 and as of the filing date of this Form 10-Q, we have not drawn any amounts under the revolving credit facility.

For additional information about our long-term debt, see Note 8 – Debt to the Consolidated Financial Statements.

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

Initiatives to Increase Our Unregulated Cash
We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC"), and have been adopted by most states. As of March 31, 2013, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At March 31, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the three months ended March 31, 2013, we received $25.0 million respectively, in cash dividends from our regulated subsidiaries.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2012 Form 10-K.

Contractual Obligations

In our 2012 Form 10-K, we reported our contractual obligations as of December 31, 2012. Since then, the Company borrowed an additional $230.0 million in term loans in connection with the amendment of our Credit Agreement on February 12, 2013. See Note 8 – Debt within the Consolidated Financial Statements for further information. As of March 31, 2013, our contractual obligations for long-term debt are as follows:

Payments due within:
The current year	$28.5
1 - 3 years	327.0
$355.5

CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our 2012 Form 10-K.

Revenue Recognition

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs.

State governments individually operate and implement and, together with the federal government's CMS, fund and regulate the Medicaid program. We provide benefits to low-income and disabled persons under the Medicaid program and are paid premiums based on contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts are generally multi-year contracts subject to annual renewal provisions. We record annual rate changes when they become effective. Such adjustments are typically made at the commencement of each new contract renewal period. In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. State agencies analyze encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDP plans offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. We provide annual written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

Risk-Adjusted Medicare Premiums

CMS employs a risk-adjustment model to determine the premium amount it pays for each MA and PDP member. This model apportions premiums paid to all plans according to the health status of each beneficiary enrolled, resulting in higher scores for members with predictably higher costs. The model uses diagnosis data from inpatient and ambulatory treatment settings to calculate each risk score. We collect claims and encounter data for our MA members and submit the necessary diagnosis data to CMS within prescribed deadlines. After reviewing the respective submissions, CMS establishes the premium payments to MA plans at the beginning of the plan year, and then adjusts premium levels on a retroactive basis. The first retroactive adjustment for a given plan year generally occurs during the third quarter of that year and represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retroactive risk-adjusted premium settlement for that plan year in the following year.

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to CMS and state government agencies under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to CMS and state agencies in other payables to government partners in the consolidated balance sheets.

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

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the consolidated balance sheets. We also report the net receipts and payments as a financing activity in our consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

Low-Income Cost Sharing Subsidy—CMS reimburses us for all or a portion of qualifying LIS members' deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

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

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event ("PDE") data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for 37 months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing and catastrophic reinsurance subsidies. We do not have a history of adjustments for the coverage gap discount subsidy as the 2011 plan year, which was the year CMS implemented the coverage gap discount subsidy, has not yet been settled by CMS.

Medical Benefits Expense and Medical Benefits Payable

Medical benefits payable is the most significant estimate included in the consolidated financial statements. We use a consistent methodology to record management's best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include:

•	contractual requirements;

•	historic utilization trends;

•	the interval between the date services are rendered and the date claims are paid;

•	denied and disputed claims activity and changes in benefits;

•	expected health care cost inflation;

•	seasonality patterns;

•	maturity of lines of business; and

•	changes in membership.

Many aspects of the managed care business are not predictable. These aspects include incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes cases, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are:

•	changes in the level of benefits provided to members;

•	seasonal variations in utilization;

•	identified industry trends; and

•	changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis.

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

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of March 31, 2013 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the three months ended March 31, 2013 were decreased by 1%, our net income would decrease by approximately $32.6 million. If the completion factors were increased by 1%, our net income would increase by approximately $31.6 million.

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

For the three months ended March 31, 2013 and March 31, 2012, respectively, medical benefits expense was impacted by approximately $15.9 million and $52.4 million of net favorable development related to prior years. The favorable development recognized in the three months ended March 31, 2013 relating to prior years was primarily due to lower than expected medical services in our Medicaid segment, and to a lesser extent, in our MA segment, that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in our Medicaid and MA segments.

See Note 1 – Organization, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We perform our impairment test during the third quarter of each year. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, we determined that the fair values of our reporting units are more likely than not greater than the carrying values. Based on our review at March 31, 2013, we determined that there was no impairment of recorded goodwill and intangible assets as of March 31, 2013.

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

We are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable or estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of March 31, 2013, we had cash and cash equivalents of $1,378.3 million, investments classified as current assets of $270.9 million, long-term investments of $89.7 million and restricted investments on deposit for licensure of $67.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2013, the fair value of our fixed income investments would decrease by approximately $3.4 million. Similarly, a 1% decrease in market interest rates at March 31, 2013 would increase the fair value of our investments by approximately $3.6 million.

Interest Rate Market Risk

We are exposed to changes in interest rates under our Credit Agreement which is subject to variable interest rates dependent upon Adjusted LIBOR (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.25% per annum for Eurodollar Loans (as defined in the Credit Agreement). Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At March 31, 2013, a 100 basis point increase in assumed interest rates on borrowings under our Credit Agreement would have an annual impact of $3.5 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at March 31, 2013 would decrease interest expense by $3.5 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2013 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For additional information regarding legal proceedings against us, see Note 11 – Commitments and Contingencies, included in the Consolidated Financial Statements of this 2013 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in "Item 2. Forward Looking Financial Statements" is incorporated herein by reference. The following are material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2012 Form 10-K.

We may be unable to offset the reductions in premium revenue of our MA and our PDP plans due to sequestration.

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. A 2% rate reduction to the Medicare program began on April 1, 2013, which will decrease our premium revenue for our MA and PDP segments. Sequestration may continue annually for a 10-year period, in the absence of further legislative action. We may be unable to offset this reduction in premium revenue, and the effect on our results of operations may be greater than we anticipate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our Credit Agreement prohibits us from declaring or paying any cash dividends.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 3, 2013.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Amendment No. 2 to Contract FA971 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	February 4, 2013	10.3
10.2	Amendment No. 3 to Contract FA971 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida †
10.3	Amendment No. 1 to Contract FA972 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase	8-K	February 4, 2013	10.4
10.4	Amendment No. 2 to Contract FA972 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase †
10.5
Amendment No. 1 to the Medicaid Managed Care Contract dated July 6, 2011, between WellCare Health Insurance of Illinois, Inc. (d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet †

10.6
Amendment No. 2 to Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, collectively, as the joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as syndication agent
		10-K	February 13, 2013	10.33.B
10.7	Form of Performance Stock Unit Award Notice and Agreement under the Registrant's 2004 Equity Incentive Plan (adopted March 18, 2013)*	8-K	March 22, 2013	10.1
10.8	Form of Performance Stock Unit Award Notice and Agreement with deferral provisions under the Registrant's 2004 Equity Incentive Plan (adopted March 18, 2013)*	8-K	March 22, 2013	10.3
10.9	Form of Market Stock Unit Award Notice and Agreement under the Registrant's 2004 Equity Incentive Plan (adopted March 18, 2013)*	8-K	March 22, 2013	10.5
10.10	Form of Market Stock Unit Award Notice and Agreement with deferral provisions under the Registrant's 2004 Equity Incentive Plan (adopted March 18, 2013)*	8-K	March 22, 2013	10.7
10.11	Amendment No. 15 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc.**	8-K	March 22, 2013	10.4
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Taxonomy Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.