Form 10-Q
period 2013-06-30
WELLCARE HEALTH PLANS, INC.
filed 2013-08-07
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 1, 2013 there were 43,551,368 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premium	$2,327,370	$1,809,207	$4,579,695	$3,597,754
Investment and other income	4,750	1,968	9,082	4,754
Total revenues	2,332,120	1,811,175	4,588,777	3,602,508

Expenses:
Medical benefits	2,015,909	1,546,164	4,003,192	3,067,955
Selling, general and administrative	205,423	159,008	418,799	320,696
Medicaid premium taxes	20,873	20,091	42,214	40,467
Depreciation and amortization	10,585	7,541	20,762	14,511
Interest	2,154	997	3,761	2,147
Total expenses	2,254,944	1,733,801	4,488,728	3,445,776
Income before income taxes	77,176	77,374	100,049	156,732
Income tax expense	30,276	30,932	31,631	59,058
Net income	46,900	46,442	68,418	97,674

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(240)	878	(992)	1,256
Income tax (benefit) expense related to other comprehensive (loss) income	(89)	324	(367)	464
Other comprehensive (loss) income, net of tax	(151)	554	(625)	792
Comprehensive income	$46,749	$46,996	$67,793	$98,466

Net income per common share:
Basic net income per share	$1.08	$1.08	$1.58	$2.27
Diluted net income per share	$1.07	$1.06	$1.56	$2.23

Weighted average common shares outstanding:
Basic	43,478,267	43,092,737	43,401,824	43,030,006
Diluted	43,926,957	43,775,312	43,939,709	43,713,391

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,195,049	$1,100,495
Investments	311,390	220,344
Premiums receivable, net	584,825	387,294
Pharmacy rebates receivable, net	127,123	126,832
Funds receivable for the benefit of members	53,092	126,646
Income taxes receivable	—	15,615
Prepaid expenses and other current assets, net	97,803	96,276
Deferred income tax asset	22,971	27,208
Total current assets	2,392,253	2,100,710

Property, equipment and capitalized software, net	143,389	131,518
Goodwill	236,756	223,839
Other intangible assets, net	70,179	53,028
Long-term investments	103,664	96,700
Restricted investments	80,588	67,364
Other assets	2,896	2,357
Total Assets	$3,029,725	$2,675,516

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$890,897	$732,994
Unearned premiums	162	146
Accounts payable	12,302	18,582
Income taxes payable	486	—
Other accrued expenses and liabilities	181,594	221,055
Current portion of amount payable related to investigation resolution	35,678	37,305
Current portion of long-term debt	38,000	15,000
Other payables to government partners	67,670	88,344
Total current liabilities	1,226,789	1,113,426

Deferred income tax liability	51,455	42,058
Amount payable related to investigation resolution	33,565	68,171
Long-term debt	308,000	120,000
Other liabilities	7,293	8,697
Total liabilities	1,627,102	1,352,352

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share data) - Continued

	June 30, 2013	December 31, 2012
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,518,147 and 43,212,375 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	435	432
Paid-in capital	481,097	469,434
Retained earnings	922,504	854,086
Accumulated other comprehensive loss	(1,413)	(788)
Total stockholders' equity	1,402,623	1,323,164
Total Liabilities and Stockholders' Equity	$3,029,725	$2,675,516

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	43,212,375	$432	$469,434	$854,086	$(788)	$1,323,164
Common stock issued for exercised stock options	182,030	2	4,959	—	—	4,961
Repurchase and retirement of shares to satisfy tax withholding requirements	—	—	(2,812)	—	—	(2,812)
Common stock issued for vested restricted stock, restricted stock units, performance stock units and market stock units	123,742	1	(1)	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	7,058	—	—	7,058
Incremental tax benefit from equity-based compensation	—	—	2,459	—	—	2,459
Comprehensive income (loss)	—	—	—	68,418	(625)	67,793
Balance at June 30, 2013	43,518,147	$435	$481,097	$922,504	$(1,413)	$1,402,623

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash used in operating activities:
Net income	$68,418	$97,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,762	14,511
Equity-based compensation expense	7,058	9,541
Incremental tax benefit from equity-based compensation	(2,619)	(2,628)
Deferred taxes, net	12,410	(11,998)
Provision for doubtful receivables	5,565	8,398
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(166,475)	(396,042)
Pharmacy rebates receivable, net	(291)	(23,991)
Prepaid expenses and other current assets, net	3,102	14,173
Medical benefits payable	86,468	(90,725)
Unearned premiums	16	240,540
Accounts payable and other accrued expenses	(44,842)	(20,088)
Other payables to government partners	(20,674)	593
Amount payable related to investigation resolution	(36,233)	(47,418)
Income taxes receivable/payable, net	18,560	13,654
Other, net	150	222
Net cash used in operating activities	(48,625)	(193,584)

Cash used in investing activities:
Acquisitions, net of cash acquired	(40,493)	—
Purchases of investments	(297,735)	(237,376)
Proceeds from sale and maturities of investments	236,758	181,597
Purchases of restricted investments	(25,950)	(19,815)
Proceeds from maturities of restricted investments	14,332	14,232
Additions to property, equipment and capitalized software, net	(30,930)	(34,592)
Net cash used in investing activities	(144,018)	(95,954)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	228,563	—
Proceeds from exercises of stock options	4,961	8,481
Incremental tax benefit from equity-based compensation	2,619	2,628
Repurchase and retirement of shares to satisfy tax withholding requirements	(2,812)	(4,019)
Payments on debt	(19,000)	(3,750)
Payments on capital leases	(688)	(915)
Funds received for the benefit of members, net	73,554	112,261
Net cash provided by financing activities	287,197	114,686

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands) - Continued

	For the Six Months Ended June 30,
	2013	2012
Increase (decrease) in cash and cash equivalents	94,554	(174,852)
Balance at beginning of period	1,100,495	1,325,098
Balance at end of period	$1,195,049	$1,150,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$3,493	$73,298
Cash paid for interest	$2,471	$1,935
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$1,262	$1,000

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

As of June 30, 2013, we served approximately 2,842,000 members. During the six months ended June 30, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 2), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our previous Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. Our previous Missouri Medicaid contract accounted for approximately $10,000 and $21,000, or less than 1%, respectively, of our consolidated premium revenue for the three and six month periods ended June 30, 2012.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. The Ohio Medicaid contract accounted for approximately 90,000 members, or 3.2%, of our consolidated membership, as of June 30, 2013, and approximately $62,000 and $127,000, or 2.7% and 2.8%, respectively, of our consolidated premium revenue for the three and six months ended June 30, 2013. The Ohio Medicaid contract accounted for approximately 102,000 members, or 4.0%, of our consolidated membership as of June 30, 2012, and approximately $65,000 and $130,000, or 3.6%, respectively, of our consolidated premium revenue for the three and six month periods ended June 30, 2012.

As of June 30, 2013, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia. In connection with our acquisitions of MA plans in California and Arizona (see Note 2), our MA operations in those states began in November 2012 and January 2013, respectively.

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

State governments individually operate and implement and, together with the federal government's Centers for Medicare & Medicaid Services ("CMS"), fund and regulate the Medicaid program. We provide benefits to low-income and disabled persons under the Medicaid program and are paid premiums based on contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts are generally multi-year contracts subject to annual renewal provisions. Rate changes are typically made at the commencement of each new contract renewal period. In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. State agencies analyze encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDP plans offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are based on our annual bids, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. We provide annual written bids to CMS for our PDP plans, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $17,985 and $14,843, at June 30, 2013 and December 31, 2012, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We also earn supplemental Medicaid premium payments in some states for high cost drugs and certain services such as early childhood prevention screenings. We recognize supplemental premium revenue in the period we provide related services to our members.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include MA risk-adjusted premiums receivable of $181,038 and $74,767, and PDP risk-adjusted premiums receivable of $13,998 and $4,813, as of June 30, 2013 and December 31, 2012, respectively.

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

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event ("PDE") data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for 37 months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies.

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

Net unfavorable development related to prior periods impacted medical benefits expense for the three months ended June 30, 2013 by approximately $4,664, which includes $6,720 of unfavorable development related to prior fiscal years, partially offset by $2,056 of favorable development related to the first quarter of 2013. Net unfavorable development related to prior periods impacted medical benefits expense for the three months ended June 30, 2012 by approximately $7,204, which includes approximately $26,583 of unfavorable development related to the first quarter of 2012, partially offset by $19,379 of favorable development related to prior fiscal years. For the six months ended June 30, 2013 and 2012, net favorable development related to prior fiscal years impacted medical benefits expense by approximately $9,151 and $71,790, respectively. The net favorable development recognized in the first half of 2013 and 2012 was attributable to the respective preceding years' medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA segment in 2012, primarily due to lower than projected utilization. Higher than expected medical services in our Medicaid segment, particularly in Kentucky, that were not discernible until claim payments were processed over time, led to the unfavorable development recognized in the second quarter of 2012 relating to earlier periods in that year.

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

Equity-Based Employee Compensation

During the second quarter of 2013, our stockholders approved the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). Upon approval of the 2013 Plan, a total of 2,500,000 shares of our common stock were available for issuance pursuant to the 2013 Plan, minus any shares subject to outstanding awards granted on or after January 1, 2013 under our 2004 Equity Incentive Plan ("the Prior Plan"). In addition, shares subject to awards forfeited under the Prior Plan will become available for issuance under the 2013 Plan. No further awards are permitted to be granted under our Prior Plan. The Compensation Committee of our Board of Directors (the "Compensation Committee") awards certain equity-based compensation under our stock plans, including stock options, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

We estimate compensation cost for stock options, restricted stock, RSUs and MSUs based on the fair value at the time of grant and recognize expense over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For restricted stock and RSUs, the grant date fair value is based on the closing price of our common stock on the grant date. For MSUs, the fair value at the grant date is measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest three years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares up to 150% or 200% of the target award, depending on the award date. PSUs do not have a grant date or grant fair value for accounting purposes as the subjective nature of the terms of the PSUs precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We perform our impairment test during the third quarter of each year. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, we determined that the fair values of our reporting units are more likely than not greater than the carrying values. Based on our review at June 30, 2013, we determined that there was no impairment of recorded goodwill and intangible assets as of June 30, 2013.

Income Taxes

We record income tax expense as incurred based on enacted tax rates, estimates of book-to-tax differences in income, and projections of income that will be earned in each taxing jurisdiction. We recognize deferred tax assets and liabilities for the estimated future tax consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using tax rates applicable to taxable income in the years in which we expect to recover or settle those temporary differences. We record a valuation allowance on deferred taxes if we determine it is more likely than not that we will not fully realize the future benefit of deferred tax assets. We file tax returns after the close of our fiscal year end and adjust our estimated tax receivable or liability to the actual tax receivable or due per the filed state and federal tax returns. Historically, we have not experienced significant differences between our estimates of income tax expense and actual amounts incurred.

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

We participate in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"). The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

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

2. ACQUISITIONS

Easy Choice

On November 9, 2012, we acquired all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. (collectively, "Easy Choice"). As of June 30, 2013, we served approximately 55,000 Easy Choice MA plan members in California. We included the results of Easy Choice's operations from the date of acquisition in our consolidated financial statements.

During the first quarter of 2013, we recorded $2,683 of purchase accounting adjustments related to the final valuations of the acquired identifiable intangible assets, deferred taxes and tangible assets acquired. These adjustments were offset to goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

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

We recorded $110,026 of goodwill for the excess of the purchase price over the estimated fair value of net assets and identifiable intangible assets acquired net of a $17,650 deferred tax liability. We assigned the goodwill to our Medicare segment. Recorded goodwill and other intangible assets related to the Easy Choice acquisition are not deductible for tax purposes.

WellCare of South Carolina

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. WCSC participates in the South Carolina Healthy Connections Choices program in 39 of the state's 46 counties. As of June 30, 2013, WCSC membership approximated 51,000. We included the results of WCSC's operations from the date of acquisition in our consolidated financial statements.

During the second quarter of 2013, we recorded $2,020 of purchase accounting adjustments related to the WCSC acquisition, including a $1,774 receivable to the Company from the seller recorded at June 30, 2013. These adjustments were offset to goodwill. We have not finalized the accounting for this acquisition and are in the process of validating the fair values of net tangible assets acquired and obtaining third-party valuations of intangible assets. As such, the preliminary measurements of net assets acquired, intangible assets and goodwill are subject to change.

The following table summarizes the preliminary estimated fair values of tangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$11,540
Investments	37,949
Premiums receivable, net	2,857
Other assets	2,398
Total assets acquired	54,744

Medical benefits payable	(28,375)
Accrued expenses and other payables	(716)
Total liabilities assumed	(29,091)
Fair value of net tangible assets acquired	$25,653

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

We recorded $12,576 for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the WCSC acquisition are deductible for tax purposes.

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013. As of June 30, 2013, Missouri Care membership approximated 108,000.

We have not finalized the accounting for our acquisition of Missouri Care. We are in the process of validating the fair values of net tangible assets acquired and obtaining third-party valuations of intangible assets. As such, the preliminary measurements of net assets acquired, intangible assets and goodwill are subject to change.

The following table summarizes the preliminary estimated fair values of tangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$17,823
Premiums receivable, net	33,914
Other assets	1,603
Total assets acquired	53,340

Medical benefits payable	(43,060)
Other accrued liabilities	(21)
Total liabilities assumed	(43,081)
Fair value of net tangible assets acquired	$10,259

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

We recorded $3,024 for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for tax purposes.

Desert Canyon

On December 31, 2012, we acquired certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. We began providing services to plan members effective January 1, 2013. As of June 30, 2013, Desert Canyon membership approximated 3,900.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Florida	11%	14%	12%	13%
Georgia	16%	21%	16%	21%
Kentucky	12%	9%	13%	9%

The state of Florida renewed certain of our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. This contract term may be superseded by the implementation of Florida's new Statewide Medicaid Managed Care ("SMMC") program. In 2013, the state began a competitive procurement program to award contracts for the SMMC program. As a result, the state may terminate these contracts as early as the end of 2013, with new SMMC contracts, which we may or may not be awarded, expected to begin in the first quarter of 2014.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option to extend the term of our Georgia Medicaid contract until June 30, 2014. The Georgia DCH also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016.

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

	For the Three Months Ended June 30,
	2013	2012
Premium revenue:
Medicaid	$1,382,015	$1,097,429
MA	760,021	455,519
PDP	185,334	256,259
Total premium revenue	2,327,370	1,809,207
Medical benefits expense:
Medicaid	1,190,977	960,729
MA	657,294	379,483
PDP	167,638	205,952
Total medical benefits expense	2,015,909	1,546,164
Gross margin:
Medicaid	191,038	136,700
MA	102,727	76,036
PDP	17,696	50,307
Total gross margin	311,461	263,043
Investment and other income	4,750	1,968
Other expenses	(239,035)	(187,637)
Income before income taxes	$77,176	$77,374

	For the Six Months Ended June 30,
	2013	2012
Premium revenue:
Medicaid	$2,692,375	$2,172,081
MA	1,478,886	893,749
PDP	408,434	531,924
Total premium revenue	4,579,695	3,597,754
Medical benefits expense:
Medicaid	2,321,641	1,864,453
MA	1,282,869	724,794
PDP	398,682	478,708
Total medical benefits expense	4,003,192	3,067,955
Gross margin:
Medicaid	370,734	307,628
MA	196,017	168,955
PDP	9,752	53,216
Total gross margin	576,503	529,799
Investment and other income	9,082	4,754
Other expenses	(485,536)	(377,821)
Income before income taxes	$100,049	$156,732

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding — basic	43,478,267	43,092,737	43,401,824	43,030,006
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	299,607	492,217	363,101	463,766
Stock options	149,083	190,358	174,784	219,619
Weighted-average common shares outstanding — diluted	43,926,957	43,775,312	43,939,709	43,713,391
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	59,565	—	122,051	—

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Auction rate securities	$34,150	$—	$(2,285)	$31,865
Certificates of deposit	10,000	—	—	10,000
Corporate debt and other securities	102,782	9	(361)	102,430
Money market funds	43,377	—	—	43,377
Municipal securities	119,666	54	(100)	119,620
Variable rate bond fund	85,000	522	(11)	85,511
U.S. government securities	22,247	95	(91)	22,251
	$417,222	$680	$(2,848)	$415,054
December 31, 2012
Auction rate securities	$34,150	$—	$(2,104)	$32,046
Corporate debt and other securities	62,166	77	(13)	62,230
Money market funds	9,513	—	—	9,513
Municipal securities	118,765	44	(63)	118,746
Variable rate bond fund	75,000	686	—	75,686
U.S. government securities	18,702	121	—	18,823
	$318,296	$928	$(2,180)	$317,044

Recorded net gains on sales or redemptions of investments were $20 and $65 for the three and six months ended June 30, 2013, respectively, and $40 and $58 for the three and six months ended June 30, 2012, respectively, and are included in investment and other income in the accompanying consolidated statements of comprehensive income.

Contractual maturities of available-for-sale investments at June 30, 2013 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31,865	$—	$—	$—	$31,865
Certificates of deposit	10,000	8,850	1,150	—	—
Corporate debt and other securities	102,430	75,968	26,462	—	—
Money market funds	43,377	43,377	—	—	—
Municipal securities	119,620	91,690	27,930	—	—
Variable rate bond fund	85,511	85,511	—	—	—
U.S. government securities	22,251	5,994	16,257	—	—
	$415,054	$311,390	$71,799	$—	$31,865

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31,865 estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2013. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22,550 have investment grade security credit ratings and one auction rate security with a par value of $11,600 has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of June 30, 2013.

There were no redemptions or sales of our auction rate securities during the three and six months ended June 30, 2013 and June 30, 2012, and accordingly, we realized no losses associated with our auction rate securities during the three and six months ended June 30, 2013 and June 30, 2012.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Money market funds	$19,046	$—	$—	$19,046
Cash	40,298	—	—	40,298
Certificates of deposit	1,351	—	—	1,351
U.S. government securities	19,968	2	(77)	19,893
	$80,663	$2	$(77)	$80,588
December 31, 2012
Money market funds	$18,630	$—	$—	$18,630
Cash	29,179	—	—	29,179
Certificates of deposit	1,551	—	—	1,551
U.S. government securities	18,003	2	(1)	18,004
	$67,363	$2	$(1)	$67,364

No realized gains or losses were recorded on restricted investments for the three and six month periods ended June 30, 2013 and June 30, 2012.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $3,342 and $7,058 for the three and six months ended June 30, 2013, respectively, and $3,160 and $9,541 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $22,486 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years.

A summary of stock option activity for the six months ended June 30, 2013, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of June 30, 2013, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2013	435,876	$26.40
Granted	—	—
Exercised	(186,678)	27.84
Forfeited and expired	(270)	41.24
Outstanding as of June 30, 2013 (1)	248,928	25.30	$7,531	2.1

(1)    All of the Company's outstanding stock options were vested and exercisable as of June 30, 2013.

A summary of restricted stock and RSU activity for the six months ended June 30, 2013 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	273,174	$45.90
Granted	169,953	55.42
Vested	(87,662)	41.54
Forfeited and expired	(14,056)	45.53
Outstanding as of June 30, 2013	341,409	51.55

A summary of PSU activity for the six months ended June 30, 2013 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	421,566	$46.81
Granted	170,210	57.07
Vested	(90,347)	29.73
Forfeited and expired	(34,670)	43.82
Outstanding as of June 30, 2013	466,759	53.72

A summary of our MSU activity for the six months ended June 30, 2013 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	62,193	$74.03
Granted	60,522	80.10
Vested	—	—
Forfeited and expired	(6,527)	62.55
Outstanding as of June 30, 2013	116,188	77.33

8. DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement (as amended through February 12, 2013, "the Credit Agreement"), which provided for a $150,000 term loan credit facility as well as a $150,000 revolving credit facility. On February 12, 2013, we borrowed an additional $230,000 in term loans in connection with the execution of an amendment that increased the total available credit facility under the Credit Agreement to $515,000, including a $365,000 term loan credit facility and a $150,000 revolving credit facility. Both the term loan and revolving credit facilities are set to expire August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. A balance of $346,000 remains outstanding under the Credit Agreement at June 30, 2013, including $38,000 classified as a current liability in the accompanying consolidated balance sheet.

The annual interest rate on outstanding term loans was 2.06% and 1.75% as of June 30, 2013 and December 31, 2012, respectively. Under the Credit Agreement, outstanding credit facility borrowings designated as Alternate Base Rate ("ABR") loans bear interest at a rate per annum equal to an applicable margin ranging from 0.50% to 2.25% plus the greatest of:

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

We incur a fee of 0.25% to 0.50% for unutilized commitments under the Credit Agreement, depending upon our Cash Flow Leverage Ratio. We recorded total interest expense under the Credit Agreement of $3,203 for the six months ended June 30, 2013, including commitment fees and interest of $197 and $3,006, respectively. We make interest payments based on the LIBOR election period, which ranges from a period of one to six months, and pay the commitment fees quarterly. As of June 30, 2013, accrued interest payable was $931.

We defer and amortize financing costs over the life of the Credit Agreement using the straight-line method. Deferred financing costs, net of accumulated amortization, of $3,201 and $2,274, are included in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. We recorded amortization expense of $510 and $273 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

9. FAIR VALUE MEASUREMENTS

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment.

Assets and liabilities measured at fair value at June 30, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$31,865	$—	$—	$31,865
Corporate debt securities	98,286	—	98,286	—
Certificates of deposit	10,000	—	10,000	—
Commercial paper	1,198	—	1,198	—
Asset backed securities	2,946	—	2,946	—
Money market funds	43,377	43,377	—	—
Municipal securities	119,620	—	119,620	—
Variable rate bond fund	85,511	85,511	—	—
U.S. government securities	22,251	22,251	—	—
Total investments	$415,054	$151,139	$232,050	$31,865
Restricted investments:
Money market funds	$19,046	$19,046	$—	$—
Cash	40,298	40,298	—	—
Certificates of deposit	1,351	—	1,351	—
U.S. government securities	19,893	19,893	—	—
Total restricted investments	$80,588	$79,237	$1,351	$—

Amounts accrued related to investigation resolution	$69,243	$—	$69,243	$—

Assets and liabilities measured at fair value at December 31, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,046	$—	$—	$32,046
Corporate debt securities	57,705	—	57,705	—
Asset backed securities	4,525	—	4,525	—
Money market funds	9,513	9,513	—	—
Municipal securities	118,746	—	118,746	—
Variable rate bond fund	75,686	75,686	—	—
U.S. government securities	18,823	18,823	—	—
Total investments	$317,044	$104,022	$180,976	$32,046
Restricted investments:
Money market funds	$18,630	$18,630	$—	$—
Cash	29,179	29,179	—	—
Certificates of deposit	1,551	—	1,551	—
U.S. government securities	18,004	18,004	—	—
Total restricted investments	$67,364	$65,813	$1,551	$—

Amounts accrued related to investigation resolution	$105,476	$—	$105,476	$—

The carrying value of our long-term debt was $346,000 at June 30, 2013 and $135,000 at December 31, 2012. Based on a discounted cash flow analysis, the approximate fair value of our long-term debt was $334,075 at June 30, 2013 and $131,770 at December 31, 2012.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the six months ended June 30, 2013.

Balance as of January 1, 2013	$32,046
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	(181)
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of June 30, 2013	$31,865

As a result of the decrease in the fair value of our investments in auction rate securities, we recorded an unrealized loss of $181, excluding income taxes, to accumulated other comprehensive loss during the six months ended June 30, 2013. The decrease in net unrealized losses was driven by a change in market conditions in the municipal bond market and ratings during the year.

10. INCOME TAXES

Our effective income tax rate was 39.2% and 31.6% for the three and six months ended June 30, 2013, respectively, compared to 40.0% and 37.7% for the three and six months ended June 30, 2012, respectively. The effective tax rate for the six months ended June 30, 2013 was significantly lower than the same period in 2012 due to an issue resolution agreement reached with the IRS in the first quarter of 2013 regarding the tax treatment of the investigation-related litigation and other resolution costs. We recognized approximately $7,600 of income tax benefit during the six months ended June 30, 2013 related to the resolution of this matter.

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

The estimated fair value of the discounted remaining liability, and related interest, was $69,243 at June 30, 2013, of which $35,678 and $33,565 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of June 30, 2013.

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

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. If, prior to December 17, 2013, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we must pay an additional $25,000 to the class action plaintiffs. The Stipulation Agreement also requires us to pay to the class action plaintiffs 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday related to the same facts and circumstances that gave rise to the consolidated securities class action. Messrs. Farha, Behrens and Bereday are three former executives that were implicated in the government investigations.

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

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this footnote. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, employee, agent or fiduciary of the Company or any of our subsidiaries and all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee of expenses advanced if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to various federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. The trial of four of the five individuals began in the first quarter of 2013 and, in June 2013, the jury reached guilty verdicts on multiple charges for each of the four individuals. Sentencing is expected later this year. At this time we do not know whether any of these four individuals will appeal. The fifth individual is expected to be tried at a future date.

We have also previously advanced legal fees and related expenses to some or all of these five individuals regarding disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these executives; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission, have been stayed until at least 90 days after the conclusion of the criminal trial (including post-trial motions and proceedings).

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $143,290 from the inception of the investigations to June 30, 2013. We incurred $14,505 and $9,565 of these legal fees and related expenses during the three months ended June 30, 2013 and 2012, respectively, and $33,403 and $18,750 of these legal fees during the six months ended June 30, 2013 and 2012, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

We expect the continuing cost of our obligations to the five individuals in connection with their defense and appeal of criminal charges and related litigation to be significant and to continue for a number of years. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Even if it is eventually determined that we are entitled to reimbursement of the advanced expenses, it is possible that we may not be able to recover all or a portion of our advances. Our indemnification obligations and requirements to advance legal fees and expenses may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2013 ("2013 Form 10-Q") that are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2013 Form 10-Q and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") and in Part II, Item 1A of this 2013 Form 10-Q, for a discussion of certain risks which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including potential reductions in Medicaid and Medicare revenue, including those due to sequestration, competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes or suspensions or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, may affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels, our ability to control our future medical costs or our profitability.

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

OVERVIEW

Introduction

We are a leading provider of managed care services to government-sponsored health care programs, focusing on Medicaid and Medicare. Headquartered in Tampa, Florida, we offer a variety of health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of June 30, 2013, we served approximately 2.8 million members nationwide. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Key highlights for the three and six months ended June 30, 2013 are summarized below. For a detailed discussion, refer to the "Results of Operations" section which discusses our consolidated and segment results for the three and six months ended June 30, 2013.

•
Membership increased 11% compared to June 30, 2012 due to growth in our Medicaid and Medicare Advantage ("MA") segments, with the growth in our Medicaid segment mainly attributable to Kentucky and our acquisitions in South Carolina and Missouri in January 2013 and March 2013, respectively. Membership growth in our MA segment was driven by product design, marketing activities, service area expansion and our November 2012 acquisition in California. These increases were partially offset by lower prescription drug plan ("PDP") membership based on our 2013 bid results.

•
Premiums increased 29% and 27% for the three and six month periods ended June 30, 2013, respectively, reflecting the membership growth in our Medicaid and MA segments, as well as rate increases in certain of our Medicaid markets, mainly Kentucky, partially offset by the impact of lower PDP membership.

•
Net income increased 1% for the three months ended June 30, 2013 compared to the same period in 2012 due mainly to improved results in our Medicaid and MA segments, partially offset by lower results in our PDP segment resulting from lower membership and increased selling, general and administrative ("SG&A") expense related to membership growth and investments in technology and infrastructure required by regulatory changes. Net income decreased 30% for the six months ended June 30, 2013 compared to the same period in 2012, due mainly to a lower amount of net favorable development of prior years' medical benefits payable, lower results in our PDP segment and increased SG&A. Improved results in our Medicaid segment resulting from membership growth and rate increases in certain markets, as well as an additional tax benefit recognized in the first quarter of 2013, partially offset these decreases.

Key Developments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted, or we expect will impact, our financial condition and results of operations during 2013.

•
Effective July 5, 2013, Centene Corporation ("Centene") terminated its Medicaid contract with the Commonwealth of Kentucky ("the Commonwealth") and is no longer serving members. Consequently, on July 6, 2013, the Commonwealth transferred approximately 57,000 members to us as part of its transition process. We began serving the members as of that date.

•	Effective January 1, 2013, we began serving Medicaid beneficiaries in the Commonwealth's Medicaid Managed Care Region 3.

•
Effective January 1, 2013, we received a premium rate increase of approximately 7.0% for the Kentucky Medicaid program. The Commonwealth also accelerated to July 1, 2013 our 3.0% rate increase previously scheduled for October 1, 2013. These rate increases apply to all Medicaid geographic regions of the Commonwealth, other than Region 3. We believe that these activities will make our Kentucky Medicaid program more stable from a financial standpoint.

•
On March 31, 2013, we acquired Aetna Inc.'s Medicaid business in Missouri. Missouri Care, Incorporated ("Missouri Care") serves MO HealthNet Medicaid program members across the state. Missouri Care's provider network includes more than 50 hospitals and 9,500 physicians.

•
On January 31, 2013, we acquired UnitedHealth Group Incorporated's ("UnitedHealth") Medicaid business in South Carolina. WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., participates in South Carolina's Healthy Connections Choices program across the majority of the state's 46 counties.

•	Easy Choice Health Plan, Inc. of California ("Easy Choice") increased its 2013 service area to 11 California counties, including the San Diego area and five counties in northern California.

•	Effective March 1, 2013, we expanded our Medicaid managed long-term care health plan into four new counties in the State of New York: Nassau, Richmond, Suffolk and Westchester counties.

•
Under Hawaii's Community Care Services Program, beginning on a statewide basis in March 2013, we case manage, authorize and facilitate the delivery of behavioral health services to Medicaid-eligible adults who have serious mental illnesses and who are participants in the state's QUEST Expanded Access (QExA) health program.

•
For the 2013 plan year, we have expanded the geographic footprint of our MA plans and now offer plans in a total of 204 counties, including duals special needs plans ("D-SNPs") for those who are dually-eligible for Medicare and Medicaid in most of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to provide both the Medicaid- and Medicare-related coverage of these members.

•
In January 2013, our Florida Medicaid and Medicare health plans earned a Commendable Accreditation status from the National Committee for Quality Assurance ("NCQA"). We continue to target accreditation for all of our health plans.

Business and Financial Outlook

General Economic and Political Environment and Health Care Reform

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. Effective April 1, 2013, payments to MA and PDP plans were reduced by 2%. We have been able to partially offset this impact by a reduction in reimbursements to health care providers; however, our 2013 results of operations have been, and will continue to be, negatively impacted. In absence of further action by Congress, sequestration will continue annually for a 10-year period.

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

As of March 7, 2013, 18 states had been conditionally approved to operate state-based exchanges under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "2010 Acts") and seven states had been conditionally approved to operate a state partnership exchange. Exchanges are expected to begin enrolling individuals and small groups in October 2013 for plans effective beginning on January 1, 2014. We do not plan to offer an exchange product in 2014.

The 2010 Acts will impose an annual premium-based health insurance industry assessment ("the industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We are uncertain as to the effect the industry fees will have on premium rates in 2014, therefore, we are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations and cash flows at this time. The National Association of Insurance Commissioners ("NAIC") is continuing its discussions regarding the statutory accounting treatment for the industry fee; therefore, we are not able to determine the impact on the statutory capital and surplus of our regulated subsidiaries at this time.

Medicaid

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions. Currently, 36 states and the District of Columbia contract with health plans for some portion of their Medicaid population.

Legislative sessions for 2013 have been completed in most states. In those states requiring statutory or budget authority to administer Medicaid, states are debating the now-optional expansion of Medicaid under the 2010 Acts. Of the states in which we currently operate coordinated care plans:

•	Arizona, California, Connecticut, Hawaii, Illinois, Kentucky, New Jersey, New York and Ohio have stated their intention to expand Medicaid eligibility;

•	Georgia, Louisiana, South Carolina and Texas have stated their intention not to move forward with an expansion; and

•	Florida and Missouri will not expand in 2014.

We currently offer Medicaid products in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, and South Carolina. If those states implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

The State of Florida is in the process of procuring Medicaid services. Florida's new Statewide Medicaid Managed Care ("SMMC") program will consist of a Long Term Care program and a Managed Medical Assistance program (the "MMA program"). Florida has received final approval from the Centers for Medicare & Medicaid Services ("CMS") for both programs. Current contracts between the Florida Agency for Health Care Administration ("AHCA") and managed care organizations ("MCOs") to offer Medicaid managed care services, such as our Florida Medicaid contracts that expire in August 2015, are expected to be terminated early, possibly as early as the end of 2013, in connection with the implementation of the new MMA program.

The SMMC program represents a substantial redesign of the Florida Medicaid program. Most significantly, the substantial majority of eligible beneficiaries for Florida Medicaid will be mandated to enroll in a managed care plan under the SMMC program. Currently, managed care enrollment is optional for most Medicaid beneficiaries. Florida's fee-for-service primary care case management program, MediPass, will be discontinued. Most Medicaid recipients who are not eligible for long-term care services will receive their services through the MMA component of the SMMC program while those eligible for long-term care will receive services through the Long Term Care component. SMMC will include an “achieved savings rebate” in which MCOs will be required to rebate to AHCA half of their income (as determined in accordance with the plan contracts) between 5% and 10% of revenue and all of their income above 10% of revenue. In addition, capitated MCOs offering plans under MMA will be required to maintain a medical loss ratio of not less than 85% for at least the first full year of MMA program operation. MMA will also require MCOs to cover certain benefits they do not currently cover and will allow MCOs to offer expanded benefits. The number of MCOs offering Medicaid managed care plans will be limited to a small number of plans in each of 11 regions, while currently the number of plans is not limited. In early 2013, we responded to requests for proposals issued by AHCA to offer plans under the MMA component of the SMMC program for all 11 regions. We have been invited to negotiate for the MMA component. We will not be participating in the Long Term Care component of SMMC. Bid results are anticipated to be announced in mid-September 2013, with an anticipated contract execution date of December 31, 2013. However, we can provide no assurances that we will be awarded a contract to participate in the MMA program.

Also in connection with Florida's Medicaid reform initiative, AHCA has implemented a new payment structure for covered inpatient services under Florida Medicaid's fee-for-service program. As of July 1, 2013, AHCA is reimbursing providers for such services based on a diagnosis related group ("DRG") schedule. This change impacts the payments we make to our contracted providers whose contracts with us are tied to Florida Medicaid fee-for-service rates. In addition, we are in the process of transitioning other contracted inpatient service providers in our Florida Medicaid network to this payment methodology. Although we currently anticipate this change will add less than 2% to our Florida Medicaid medical expense, this estimate is based on prior period utilization and other factors; the actual impact will depend, among other things, on actual utilization.

The New York Medicaid program changed its methodology for the risk adjustment of premiums, resulting in a rate reduction. The change was communicated to us in July, and is effective April 1, 2013.

MA

On April 1, 2013, CMS announced revised proposed 2014 benchmark rates, which will result in a rate decrease of approximately 2.0% to 4.0% from 2013 rates.

In April 2013, CMS announced changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

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

In 2014, we plan to serve Medicare eligibles in 210 counties, up from 204 counties in 2013. This includes the addition of eight new counties in our newest MA markets in Arizona, California, and Kentucky, and the departure from one county in New Jersey and one county in Texas. New counties in Arizona and California leverage the acquisitions we completed in those two states during the fourth quarter of 2012, and the dual eligible beneficiaries that we serve in Kentucky's Medicaid program provide cross-selling opportunities for Medicare.

PDP

Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. The favorable 2014 outcome resulted from the realignment our benefit designs and cost structure to allow for prudent, competitive bids.

In April 2013, CMS announced changes for PDPs relating to applicable beneficiary and plan dispensing/vaccine administration fees for drug claims that straddle the coverage gap for the 2014 plan year. In addition, CMS decreased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit. We are still evaluating the effect these changes will have on our 2014 PDP operations.

Our 2013 stand-alone PDP bids were below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2012, our plans were below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we are being auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We retained our previously auto-assigned members in the five regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2013. Members previously auto-assigned to our PDP plans in regions for which our 2013 bids were not below the benchmark or within the de minimis range were reassigned to other plans in January 2013. Membership has declined to approximately 772,000 as of June 30, 2013, a decrease from 869,000 as of December 31, 2012, due to the reassignment to other plans of members who were previously auto-assigned to us, primarily in California, offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans. We expect membership for the remainder of 2013 to be relatively stable.

Dual Eligibles

As of July 10, 2013, six states have signed a Memorandum of Agreement with CMS to implement a Duals Financial Alignment Demonstration Program ("Duals Demonstration Program"), and 15 states are still negotiating with CMS on their demonstration parameters. Of the states that have signed the agreements with CMS, we operate D-SNPs in three but will not be participating in those states' demonstration programs; however, we have received regulatory approval to continue to offer D-SNPs in those states.

For 2014, beneficiaries eligible for both Medicaid and Medicare, or dual-eligible beneficiaries, enrolled in WellCare products and subject to passive enrollment in a Duals Demonstration Program will have the opportunity to opt out of the program and remain in a WellCare plan up until the last day of the month prior to the effective date of enrollment.

Beneficiaries will also have the ability to opt out of the Duals Demonstration Program on a monthly basis, but they will not be able to enroll in a WellCare MA plan except during the annual open enrollment period or special election period, as none of our plans have 5 stars, but they may choose to enroll in our PDP plans.

For those states that have a Duals Demonstration Program in which we do not participate, the membership in our MA plans or PDP could be reduced, depending on the program design, eligible populations and state implementation time frame.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended June 30,		Change
	2013	2012	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$2,327.4	$1,809.2	$518.2	28.6%
Investment and other income	4.7	1.9	2.8	147.4%
Total revenues	2,332.1	1,811.1	521.0	28.8%

Expenses:
Medical benefits	2,015.9	1,546.2	469.7	30.4%
Selling, general and administrative	205.4	159.0	46.4	29.2%
Medicaid premium taxes	20.9	20.1	0.8	4.0%
Depreciation and amortization	10.6	7.5	3.1	41.3%
Interest	2.1	1.0	1.1	110.0%
Total expenses	2,254.9	1,733.8	521.1	30.1%
Income before income taxes	77.2	77.3	(0.1)	(0.1)%
Income tax expense	30.3	30.9	(0.6)	(1.9)%
Net income	$46.9	$46.4	$0.5	1.1%
Effective tax rate	39.2%	40.0%		(0.8)%

	For the Six Months Ended June 30,		Change
	2013	2012	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$4,579.7	$3,597.8	$981.9	27.3%
Investment and other income	9.1	4.7	4.4	93.6%
Total revenues	4,588.8	3,602.5	986.3	27.4%
Expenses:
Medical benefits	4,003.2	3,067.9	935.3	30.5%
Selling, general and administrative	418.8	320.7	98.1	30.6%
Medicaid premium taxes	42.2	40.5	1.7	4.2%
Depreciation and amortization	20.8	14.5	6.3	43.4%
Interest	3.8	2.1	1.7	81.0%
Total expenses	4,488.8	3,445.7	1,043.1	30.3%
Income before income taxes	100.0	156.8	(56.8)	(36.2)%
Income tax expense	31.6	59.1	(27.5)	(46.5)%
Net income	$68.4	$97.7	$(29.3)	(30.0)%
Effective tax rate	31.6%	37.7%		(6.1)%

Membership

	June 30, 2013		December 31, 2012		June 30, 2012
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,798,000	63.2%	1,587,000	59.5%	1,518,000	59.2%
MA	272,000	9.6%	213,000	8.0%	158,000	6.2%
PDP	772,000	27.2%	869,000	32.5%	886,000	34.6%
Total	2,842,000	100.0%	2,669,000	100.0%	2,562,000	100.0%

Membership as of June 30, 2013 increased approximately 173,000 members compared to December 31, 2012, and increased approximately 280,000 members compared to June 30, 2012. The growth in both periods was mainly driven by our acquisitions and organic membership growth in our Medicaid and MA segments, partially offset by a decline in PDP membership. Approximately 159,000 of the growth for both periods was attributable to our acquisition of Medicaid plans in South Carolina and Missouri, including 51,000 related to the acquisition of UnitedHealth's South Carolina Medicaid business on January 31, 2013, and 108,000 related to the acquisition of Aetna's Missouri Medicaid business on March 31, 2013. Medicaid membership in Florida increased by 24,000 compared to December 31, 2012, and 42,000 compared to June 30, 2012. Membership in Kentucky increased by 18,000 compared to December 31, 2012, including approximately 13,000 beneficiaries from Region 3 which we began serving effective January 1, 2013, and membership increased by 71,000 compared to June 30, 2012.

MA segment membership increased 59,000 compared to December 31, 2012, mainly from the results of the annual election period, which resulted in an increase of approximately 37,000 members effective January 1, 2013, as well as our continued focus on dually-eligible beneficiaries and expansion into new counties. Approximately 55,000 and 4,000 of the MA segment membership increase compared to June 30, 2012 was due to the impact of the November 2012 Easy Choice acquisition in California and the December 2012 Desert Canyon acquisition in Arizona, respectively. In the PDP segment, membership decreased by 97,000 compared to December 31, 2012 due to our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of certain members who were auto-assigned to us in 2012 or prior years.

Net Income

Our net income for the three months ended June 30, 2013 increased by approximately $0.5 million, or 1%, compared to the same period in 2012, mainly due to growth and improved results in our Medicaid segment and growth in our MA segment, partially offset by lower results in our PDP segment and increased SG&A expense. The improved results in our Medicaid segment were largely driven by the rate increase and increased membership in our Kentucky Medicaid program, the impact of acquisitions in South Carolina and Missouri, membership growth in Florida and the impact of rate increases in certain other markets. MA segment results increased mainly due to membership growth, partially offset by increased utilization. The decline in PDP segment results is mainly due to the decrease in membership and higher medical benefits expense ratio ("MBR"). The increase in SG&A is related to the growth in membership, integration of our recent acquisitions, infrastructure costs required by regulatory changes and investigation-related litigation and other resolution costs.

Net income for the six months ended June 30, 2013 decreased by approximately $29.3 million, or 30%, compared to the same period in 2012, mainly due to a lower amount of favorable development of prior year's medical benefits payable in 2013 compared to 2012, increased medical expense in the first three months of 2013 associated with the flu, lower results in our PDP segment and increased SG&A expense, partially offset by improved results in our Medicaid and MA segments due to the factors cited above.

Premium Revenue

Premium revenue for the three and six months ended June 30, 2013 increased by approximately $518.2 million, or 29%, and $981.9 million, or 27%, respectively, compared to the same periods in 2012. The increase is primarily attributable to our acquisitions and organic membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, including the 7% increase in Kentucky that was effective January 1, 2013. These increases were partially offset by the impact of lower membership in our PDP segment. Premium revenue includes $20.9 million and $42.2 million of Medicaid premium taxes for the three and six months ended June 30, 2013, respectively, compared to $20.1 million and $40.5 million for the same three and six months in 2012, respectively.

We now expect our consolidated premium revenue for the full year 2013 will be in the range of approximately $9.15 to $9.25 billion, including the additional membership gains in our Kentucky Medicaid program following Centene's exit from the program on July 5, 2013, and represents an increase of approximately 25% to 26% compared to 2012.

Medical Benefits Expense

The increase in medical benefits expense for the three and six month periods ended June 30, 2013 was due mainly to increased membership in our Medicaid and MA segments and increased medical expense in the first three months of 2013 associated with the flu, partially offset by a decrease in the PDP segment due to lower membership. Additionally, the increase in the six month period ended June 30, 2013 was due partially to a lower amount of net favorable development of prior years' medical benefits payable experienced in 2013.

For the three months ended June 30, 2013, net unfavorable development related to prior periods totaled $4.7 million, which includes approximately $6.7 million of unfavorable development related to prior fiscal years, partially offset by $2.0 million of favorable development related to the first quarter of 2013. For the three months ended June 30, 2012, unfavorable development related to prior periods totaled $7.2 million, which includes approximately $19.4 million of favorable development related to prior fiscal years that was more than offset by $26.6 million of unfavorable development related to the first quarter of 2012. For the six months ended June 30, 2013, medical benefits expense was impacted by approximately $9.2 million of net favorable development related to prior years, compared to $71.8 million of net favorable development related to prior years recognized in 2012.

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

The reconciliation of SG&A expense, including and excluding such costs is as follows:

	For the Three Months Ended June 30,
	2013	2012
SG&A expense	$205.4	$159.0
Adjustments:
Investigation-related litigation and other resolution costs	(0.6)	(0.8)
Investigation-related administrative costs	(18.7)	(11.7)
Total investigation-related litigation and other resolution costs	(19.3)	(12.5)
SG&A expense, excluding investigation-related litigation and other resolution costs	$186.1	$146.5
SG&A ratio	8.9%	8.9%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.1%	8.2%

	For the Six Months Ended June 30,
	2013	2012
SG&A expense	$418.8	$320.7
Adjustments:
Investigation-related litigation and other resolution costs	(1.4)	(2.2)
Investigation-related administrative costs	(39.8)	(23.1)
Total investigation-related litigation and other resolution costs	(41.2)	(25.3)
SG&A expense, excluding investigation-related litigation and other resolution costs	$377.6	$295.4
SG&A ratio	9.2%	9.0%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.3%	8.3%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three and six months ended June 30, 2013, increased approximately $39.6 million, or 27%, and $82.2 million, or 28%, compared to the same periods in 2012. SG&A expense increased due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A expense as a percentage of total revenue, excluding premium taxes ("SG&A ratio"), was 8.9% and 9.2% for the three and six months ended June 30, 2013, respectively, compared to 8.9% and 9.0% for the same periods in 2012. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three and six months ended June 30, 2013 was 8.1% and 8.3%, respectively, compared to 8.2% and 8.3%, respectively, for the same periods in 2012.

We currently expect that our SG&A ratio, excluding the investigation-related litigation and other resolution costs, for the full year 2013 will be approximately 8.7%. Our organic growth and the integration of our recent acquisitions are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation of the 2010 Acts.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and six months ended June 30, 2013 were $20.9 million and $42.2 million, respectively, compared to $20.1 million and $40.5 million for the same two periods in 2012. The increase in the 2013 periods corresponds to the increase in Medicaid premium revenues.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2013 includes approximately $1.5 million and $2.9 million, respectively, of amortization related to the intangible assets acquired in conjunction with the Desert Canyon, Easy Choice, WCSC and Missouri Care acquisitions.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $2.1 million and $3.8 million, respectively, compared to $1.0 million and $2.1 million, respectively, for the same periods in 2012. The increase in interest expense is mainly due to the additional borrowings in February 2013 in connection with the second amendment to our credit agreement.

Income Tax Expense

Our effective income tax rate on pre-tax income was 39.2% and 31.6% for the three and six months ended June 30, 2013, respectively, compared to 40.0% and 37.7%, respectively, for the same periods in 2012. The effective tax rate is lower for both the three month and six month periods ended June 30, 2013 primarily due to the settlement of a state income tax matter during the same period in 2012. The effective tax rate for the six month period ended June 30, 2013 is lower also due to a resolution agreement reached with the Internal Revenue Service ("IRS") during the first three months in 2013 regarding the tax treatment of certain investigation-related litigation and other resolution costs.

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

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, manage medical costs and changes in estimates related to incurred but not reported ("IBNR") claims, predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors may affect our operations and may have a material impact on our business, financial condition and results of operations.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	For the Three Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Gross Margin:
Medicaid	$191.0	$136.7	$54.3	39.7%
MA	102.7	76.0	26.7	35.1%
PDP	17.8	50.3	(32.5)	(64.6)%
Total gross margin	311.5	263.0	48.5	18.4%
Investment and other income	4.7	1.9	2.8	147.4%
Other expenses	(239.0)	(187.6)	(51.4)	27.4%
Income before income taxes	$77.2	$77.3	$(0.1)	(0.1)%

	For the Six Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Gross Margin:
Medicaid	$370.7	$307.7	$63.0	20.5%
MA	196.0	168.9	27.1	16.0%
PDP	9.8	53.2	(43.4)	(81.6)%
Total gross margin	576.5	529.8	46.7	8.8%
Investment and other income	9.1	4.7	4.4	93.6%
Other expenses	(485.6)	(377.7)	(107.9)	28.6%
Income before income taxes	$100.0	$156.8	$(56.8)	(36.2)%

Medicaid Segment Results

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of June 30, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. We began serving WCSC members on February 1, 2013, and Missouri Care members on April 1, 2013. As of July 1, 2013, we no longer provide Medicaid services in Ohio.

	For the Three Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$1,361.1	$1,077.3	$283.8	26.3%
Medicaid premium taxes (1)	20.9	20.1	0.8	4.0%
Total premiums	1,382.0	1,097.4	284.6	25.9%
Medical benefits expense	1,191.0	960.7	230.3	24.0%
Gross margin	$191.0	$136.7	$54.3	39.7%
Medicaid MBR, including premium taxes	86.2%	87.5%		(1.3)%
Medicaid MBR (1)	87.5%	89.2%		(1.7)%

	For the Six Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$2,650.2	$2,131.6	$518.6	24.3%
Medicaid premium taxes (1)	42.2	40.5	1.7	4.2%
Total premiums	2,692.4	2,172.1	520.3	24.0%
Medical benefits expense	2,321.7	1,864.4	457.3	24.5%
Gross margin	$370.7	$307.7	$63.0	20.5%
Medicaid MBR, including premium taxes	86.2%	85.8%		0.4%
Medicaid MBR (1)	87.6%	87.5%		0.1%

Medicaid membership at end of period:
Georgia	574,000	569,000		0.9%
Florida	478,000	436,000		9.6%
Kentucky	225,000	154,000		46.1%
Other states	521,000	359,000		45.1%
	1,798,000	1,518,000		18.4%

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

Excluding Medicaid premium taxes, Medicaid premium revenue for the three and six month periods ended June 30, 2013 increased 26% and 24%, respectively, when compared to the same periods in 2012. In addition to acquisitions in South Carolina and Missouri, the increase in premium revenues was driven mainly by increased membership in the Kentucky and Florida programs, the 7% rate increase in Kentucky that was effective January 1, 2013 and rate increases in certain other markets in late 2012. The increase in Kentucky Medicaid premiums also reflects the commencement of services provided to beneficiaries in Region 3, which began on January 1, 2013.

The increase in Medicaid medical benefits expense for the three and six months ended June 30, 2013 when compared to the same periods in 2012 is consistent with the increase in memberships and premiums. Our Medicaid MBR for the three and six month periods ended June 30, 2013 decreased by 200 and 10 basis points, respectively, when compared to the same periods in 2012. The decrease in MBR for the three month period was due mainly to improved results in our Kentucky Medicaid program driven by a rate recovery, partially offset by MBR increases for certain other programs. The decrease for the six month period MBR was due to improved results of our Kentucky Medicaid program, mostly offset by a lower amount of net favorable development of prior years' medical benefits payable in 2013. The Missouri acquisition also contributed to the decrease in MBR in the six month period ended June 30, 2013, as the MBR for this program was lower than the segment average.

Outlook

We currently expect our full year 2013 Medicaid segment premium revenue to increase approximately 24% compared to 2012, mainly as a result of the Kentucky program expansion, including the additional membership gains following Centene's exit from the program on July 5, 2013, and the South Carolina and Missouri acquisitions. We currently expect the Medicaid segment MBR in 2013 to be approximately similar to, or slightly less than, 2012 due to the improved performance for the Kentucky program, offset by the impact of a higher than anticipated New York Medicaid MBR, MBR increases in certain other programs and the continuing shift in the mix of our Medicaid segment programs toward higher MBR populations.

MA Segment Results

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans. As of June 30, 2013, we operated our MA CCPs in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas.

	For the Three Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$760.0	$455.5	$304.5	66.8%
Medical benefits expense	657.3	379.5	277.8	73.2%
Gross margin	$102.7	$76.0	$26.7	35.1%
MA MBR	86.5%	83.3%		3.2%

	For the Six Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$1,478.9	$893.7	$585.2	65.5%
Medical benefits expense	1,282.9	724.8	558.1	77.0%
Gross margin	$196.0	$168.9	$27.1	16.0%
MA MBR	86.7%	81.1%		5.6%
MA Membership	272,000	158,000		72.2%

MA premium revenue for the three and six months ended June 30, 2013 increased 67% and 65%, respectively, when compared to the same periods in 2012. In addition to the impact of the Easy Choice and Desert Canyon acquisitions, the increase in premium revenue for both periods was mainly due to organic membership growth associated with our service area expansion, the strengthening of our sales processes and our product design. Excluding the acquisitions in California and Arizona, our MA premium revenue increased by approximately $152.9 million, or 34%, for the three months ended June 30, 2013, and increased by $283.4 million, or 32%, for the six months ended June 30, 2013.

MA medical benefits expense for the three and six month periods ended June 30, 2013 increased when compared to the same periods in 2012, due mainly to the increased membership and premiums and a higher amount of net unfavorable development of prior period and prior year medical benefits payable recognized in 2013. The MA segment MBR for the three and six month periods ended June 30, 2013 increased by 320 basis points and 560 basis points, respectively, compared to the same periods in 2012. The increase in both periods was due mainly to the impact of Easy Choice, which operates at a higher MBR relative to the segment average, our 2013 plan design, the higher amount of net unfavorable development of prior period and prior year medical benefits payable recognized in 2013 and the impact of the federal government's budget sequestration.

Outlook

Currently, we expect MA segment membership to continue to grow during the remaining months of 2013, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population. Consequently, we continue to expect MA premium revenue to increase by approximately 55% for the full year in 2013 compared to 2012. Our benefits and cost sharing terms for 2013 have been designed to achieve what we believe is an appropriate financial rate of return with plans that are attractive to both current and prospective members. We now expect the MBR in 2013 to increase compared to 2012, driven mainly by the Easy Choice acquisition as well as higher MBRs in many of our other states, consistent with our expectations based on our 2013 bids, and the impact of the federal government's budget sequestration.

PDP Segment Results

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries through our PDP segment. As of June 30, 2013, we offered PDP plans in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the PDP MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us as and those who actively choose our PDP plans will impact the segment MBR pattern across periods.

	For the Three Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$185.4	$256.3	$(70.9)	(27.7)%
Medical benefits expense	167.6	206.0	(38.4)	(18.6)%
Gross margin	$17.8	$50.3	$(32.5)	(64.6)%
PDP MBR	90.5%	80.4%		10.1%

	For the Six Months Ended June 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$408.4	$531.9	$(123.5)	(23.2)%
Medical benefits expense	398.6	478.7	(80.1)	(16.7)%
Gross margin	$9.8	$53.2	$(43.4)	(81.6)%
PDP MBR	97.6%	90.0%		7.6%
PDP Membership	772,000	886,000		(12.9)%

PDP premium revenue decreased during the three and six months ended June 30, 2013 when compared to the same periods in 2012, primarily due to the decline in membership and the outcome of our 2013 bids. Membership decreased by approximately 114,000 members, or 13%, from June 30, 2012 due to the reassignment to other plans, effective January 1, 2013, of certain members who were auto-assigned to us in 2012 or prior years. PDP MBR for the three and six month periods ended June 30, 2013 increased 1,100 basis points and 760 basis points, respectively, over the same periods in 2012 mainly due to the outcome of our 2013 bids, the addition of our new enhanced product, designed for those who choose a PDP, and a shift in membership to this product. Transition of care costs for the enhanced product also contributed to the increased MBR. The transition period concluded at the end of March.

Outlook

We now expect PDP membership to grow modestly for the remainder of 2013 driven by membership in our enhanced product; however, we continue to expect membership to decrease compared to 2012. Combined with the decrease in premium rates in 2013, our PDP segment revenue in 2013 is expected to decrease approximately 25% when compared to 2012. We anticipate the PDP segment MBR for the full year 2013 to increase compared to 2012, mainly due to the outcome of our 2013 bids, the addition of our new enhanced product and the impact of the federal government's budget sequestration.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1,342.8 million as of June 30, 2013, an increase of $118.8 million from $1,224.0 at December 31, 2012. Included in this change is $25.0 million in dividends paid to, and $40.5 million of contributions received from, our non-regulated subsidiaries.

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

Parent and non-regulated subsidiaries

Liquidity requirements at the non-regulated parent and subsidiary level generally consist of:

•
payment of administrative costs not directly incurred by our regulated operations, including, but limited to, staffing costs, business development, rent, branding and certain information technology services;

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

Unregulated cash, cash equivalents and investments was approximately $267.3 million as of June 30, 2013, an increase of $73.8 million from a balance of $193.5 million as of December 31, 2012. The increase is mainly attributable to the $228.6 million of net proceeds received in connection with the second amendment of our senior secured credit facility and $25.0 million in dividends received from our regulated subsidiaries, partially offset by cash used in relation to our recent acquisitions, $40.5 million of capital contributions made to certain regulated subsidiaries, total payments of $37.6 million made during the first half of 2013 in connection with our previously reported settlement with the Civil Division of the U.S. Department of Justice (the "Civil Division"), as well as other certain investigation-related litigation and other resolution costs.

Auction Rate Securities

As of June 30, 2013, $31.9 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2013 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2013	2012
	(In millions)
Net cash used in operating activities	$(48.6)	$(193.6)
Net cash used in investing activities	(144.0)	(96.0)
Net cash provided by financing activities	287.2	114.7
Total net increase (decrease) in cash and cash equivalents	$94.6	$(174.9)

Net Cash Used in Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The improved cash flow from operating activities for the six months ended June 30, 2013 compared to the same period in 2012 resulted mostly from the increase in premiums associated with the growth in membership. Net cash used in operating activities for the six months ended June 30, 2013 included $37.6 million in payments made to the Civil Division in March 2013 and April 2013 under the terms of the settlement agreement discussed in Financial Impact of Government Investigation and Litigation below.

Net cash used in operating activities for the six months ended June 30, 2012 included $241 million for July 2012 Medicare premiums received in advance, but was negatively impacted by the delayed premiums associated with our Georgia Medicaid program and the $39.8 million payment made to the Civil Division on March 30, 2012.

Net Cash Used In Investing Activities

During the six months ended June 30, 2013, cash used in investing activities, excluding acquisitions, primarily reflects our investment in marketable securities and restricted investments of approximately $323.7 million and purchases of property and equipment of $30.9 million, partially offset by $251.1 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $40.5 million in 2013 related to the WCSC and Missouri Care acquisitions.

During the six months ended June 30, 2012, cash used in investing activities primarily reflects our investment in marketable securities of approximately $257.2 million and purchases of property and equipment of $34.6 million, partially offset by $195.8 million of proceeds from maturities of marketable securities and restricted investments.

Net Cash Provided By Financing Activities

Net proceeds from additional borrowings under our senior secured credit agreement of $228.6 million increased net cash provided by financing activities for the six months ended June 30, 2013 compared to the same period of the prior year. This increase was partially offset by lower net funds received for the benefit of members, which provided net cash of approximately $73.6 million and $112.3 million during the six months ended June 30, 2013 and 2012, respectively. These funds represent subsidies received from CMS, net of related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $69.2 million at June 30, 2013.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Capital Resources

Credit Facility

Our senior secured credit agreement (the "Credit Agreement") provides for total available credit of $515.0 million, comprised of a $365.0 million term loan facility and a $150.0 million revolving credit facility, which may be used for general corporate purposes. Each of the term loans and revolving credit facility are set to expire in August 2016. Payments of principal on the term loans are due on a quarterly basis through July 31, 2016. The annual interest rate on outstanding term loans was 2.06% and 1.75% as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, our outstanding term loan balance was $346.0 million, of which $38.0 million is included in the current portion of long-term debt and $308.0 million in the long-term debt line items in our consolidated balance sheet. As of June 30, 2013 and as of the filing date of this Form 10-Q, we have not drawn any amounts under the revolving credit facility.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of June 30, 2013, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At June 30, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the six months ended June 30, 2013, we received $25.0 million respectively, in cash dividends from our regulated subsidiaries.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2012 Form 10-K.

Contractual Obligations

In our 2012 Form 10-K, we reported our contractual obligations as of December 31, 2012. Since then, the Company borrowed an additional $230.0 million in term loans in connection with the amendment of our Credit Agreement on February 12, 2013. See Note 8 – Debt within the Consolidated Financial Statements for further information. As of June 30, 2013, our contractual obligations for long-term debt are as follows:

Payments due within:
The current year	$19.0
1 - 3 years	327.0
$346.0

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

State governments individually operate and implement and, together with the federal government's CMS, fund and regulate the Medicaid program. We provide benefits to low-income and disabled persons under the Medicaid program and are paid premiums based on contracts with government agencies in the states in which we operate health plans. Our Medicaid contracts are generally multi-year contracts subject to annual renewal provisions. Rate changes are typically made at the commencement of each new contract renewal period. In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. State agencies analyze encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDP plans offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon a contract with CMS that has a term of one year and expires at the end of each calendar year. We provide annual written bids to CMS for our PDP plans, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

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

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event ("PDE") data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for 37 months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies.

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

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of June 30, 2013 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the six months ended June 30, 2013 were decreased by 1%, our net income would decrease by approximately $52.1 million. If the completion factors were increased by 1%, our net income would increase by approximately $50.8 million.

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

For the three months ended June 30, 2013, medical benefits expense was impacted by approximately $4.7 million of net unfavorable development, which includes approximately $6.7 million of unfavorable development related to prior fiscal years, partially offset by $2.0 million of favorable development related to the first quarter of 2013. For the three months ended June 30, 2012, medical benefits expense was impacted by approximately $7.2 million of net unfavorable development, which includes approximately $26.6 million of unfavorable development related to the first quarter of 2012, partially offset by $19.4 million favorable development related to prior fiscal years. For the six months ended June 30, 2013 and June 30, 2012, respectively, medical benefits expense was impacted by approximately $9.2 million and $71.8 million of net favorable development related to prior years. The favorable development recognized in the six months ended June 30, 2013 relating to prior years was primarily due to lower than expected medical services in our Medicaid segment that were not discernible until the impact became clearer over time as claim payments were processed. The net favorable prior year development recognized in 2012 was due mainly to lower than projected utilization in our Medicaid and MA segments.

See Note 1 – Organization, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Goodwill and Intangible Assets

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative assessment is necessary. If, based on the qualitative assessment, we determine the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative goodwill impairment test. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill with the carrying value. We perform our impairment test during the third quarter of each year. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process. Based on the results of the qualitative assessments performed as of our most recent testing date in 2012, we determined that the fair values of our reporting units are more likely than not greater than the carrying values. Based on our review at June 30, 2013, we determined that there was no impairment of recorded goodwill and intangible assets as of June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of June 30, 2013, we had cash and cash equivalents of $1,195.0 million, investments classified as current assets of $311.4 million, long-term investments of $103.7 million and restricted investments on deposit for licensure of $80.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2013, the fair value of our fixed income investments would decrease by approximately $3.6 million. Similarly, a 1% decrease in market interest rates at June 30, 2013 would increase the fair value of our investments by approximately $4.2 million.

Interest Rate Market Risk

We are exposed to changes in interest rates under our Credit Agreement which is subject to variable interest rates dependent upon Adjusted LIBOR (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.25% per annum for Eurodollar Loans (as defined in the Credit Agreement). Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At June 30, 2013, a 100 basis point increase in assumed interest rates on borrowings under our Credit Agreement would have an annual impact of $3.5 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at June 30, 2013 would decrease interest expense by $3.5 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Consolidated Financial Statements of this 2013 Form 10-Q.

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

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. A 2% rate reduction to the Medicare program began on April 1, 2013, which will decrease our premium revenue for our MA and PDP segments. Sequestration may continue annually for a 10-year period, in the absence of further legislative action. We may be unable to offset this reduction in premium revenue, and the effect on our results of operations may be material.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 7, 2013.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.2	Form of Performance Stock Unit Award Notice and Agreement under the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”)*	8-K	May 22, 2013	10.1
10.3	Form of Performance Stock Unit Award Agreement under the 2013 Plan*	8-K	May 22, 2013	10.2
10.4	Form of Performance Stock Unit Award Notice and Agreement with deferral provisions under the 2013 Plan*	8-K	May 22, 2013	10.3
10.5	Form of Performance Stock Unit Award Agreement with deferral provisions under the 2013 Plan*	8-K	May 22, 2013	10.4
10.6	Form of Market Stock Unit Award Notice and Agreement under the 2013 Plan*	8-K	May 22, 2013	10.5
10.7	Form of Market Stock Unit Award Agreement under the 2013 Plan*	8-K	May 22, 2013	10.6
10.8	Form of Market Stock Unit Award Notice and Agreement with deferral provisions under the 2013 Plan*	8-K	May 22, 2013	10.7
10.9	Form of Market Stock Unit Award Agreement with deferral provisions under the 2013 Plan*	8-K	May 22, 2013	10.8
10.10	Form of Restricted Stock Unit Award Notice and Agreement under the 2013 Plan (employee version)*	8-K	May 22, 2013	10.9
10.11	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (employee version)*	8-K	May 22, 2013	10.1
10.12	Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions under the 2013 Plan (employee version)*	8-K	May 22, 2013	10.11
10.13	Form of Restricted Stock Unit Award Agreement with deferral provisions under the 2013 Plan (employee version)*	8-K	May 22, 2013	10.12
10.14	Form of Restricted Stock Unit Award Notice and Agreement under the 2013 Plan (director version)*	8-K	May 22, 2013	10.13
10.15	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (director version)*	8-K	May 22, 2013	10.14
10.16	Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions under the 2013 Plan (director version)*	8-K	May 22, 2013	10.15
10.17	Form of Restricted Stock Unit Award Agreement with deferral provisions under the 2013 Plan (director version)*	8-K	May 22, 2013	10.16
10.18	Amended and Restated Annual Cash Bonus Plan *†
10.19	Amended and Restated Non-Employee Director Compensation Policy*†
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Taxonomy Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.