Form 10-Q
period 2013-09-30
WELLCARE HEALTH PLANS, INC.
filed 2013-11-01
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 30, 2013 there were 43,704,005 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premium	$2,495,559	$1,816,377	$7,075,254	$5,414,131
Investment and other income	4,851	2,018	13,933	6,772
Total revenues	2,500,410	1,818,395	7,089,187	5,420,903

Expenses:
Medical benefits	2,144,672	1,549,456	6,147,863	4,617,411
Selling, general and administrative	218,790	176,797	637,590	497,493
Medicaid premium taxes	16,947	20,581	59,161	61,048
Depreciation and amortization	11,057	8,193	31,819	22,704
Interest	2,171	1,016	5,932	3,163
Total expenses	2,393,637	1,756,043	6,882,365	5,201,819
Income before income taxes	106,773	62,352	206,822	219,084
Income tax expense	42,779	24,065	74,410	83,123
Net income	63,994	38,287	132,412	135,961

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(26)	490	(1,018)	1,746
Income tax (benefit) expense related to other comprehensive (loss) income	(10)	182	(377)	646
Other comprehensive (loss) income, net of tax	(16)	308	(641)	1,100
Comprehensive income	$63,978	$38,595	$131,771	$137,061

Net income per common share:
Basic net income per share	$1.47	$0.89	$3.05	$3.16
Diluted net income per share	$1.45	$0.87	$3.01	$3.11

Weighted average common shares outstanding:
Basic	43,608,626	43,149,455	43,470,758	43,070,113
Diluted	44,037,922	43,844,223	43,972,446	43,785,424

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,390,563	$1,100,495
Investments	317,587	220,344
Premiums receivable, net	449,809	387,294
Pharmacy rebates receivable, net	145,172	126,832
Funds receivable for the benefit of members	119,438	126,646
Income taxes receivable	—	15,615
Prepaid expenses and other current assets, net	111,594	96,276
Deferred income tax asset	25,058	27,208
Total current assets	2,559,221	2,100,710

Property, equipment and capitalized software, net	144,273	131,518
Goodwill	236,756	223,839
Other intangible assets, net	68,345	53,028
Long-term investments	86,994	96,700
Restricted investments	82,326	67,364
Other assets	2,637	2,357
Total Assets	$3,180,552	$2,675,516

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$964,844	$732,994
Unearned premiums	178	146
Accounts payable	16,441	18,582
Income taxes payable	27,484	—
Other accrued expenses and liabilities	168,357	221,055
Current portion of amount payable related to investigation resolution	35,958	37,305
Current portion of long-term debt	39,875	15,000
Other payables to government partners	65,417	88,344
Total current liabilities	1,318,554	1,113,426

Deferred income tax liability	50,264	42,058
Amount payable related to investigation resolution	33,828	68,171
Long-term debt	296,625	120,000
Other liabilities	6,678	8,697
Total liabilities	1,705,949	1,352,352

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except share data) - Continued

	September 30, 2013	December 31, 2012
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,699,105 and 43,212,375 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	437	432
Paid-in capital	489,097	469,434
Retained earnings	986,498	854,086
Accumulated other comprehensive loss	(1,429)	(788)
Total stockholders' equity	1,474,603	1,323,164
Total Liabilities and Stockholders' Equity	$3,180,552	$2,675,516

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	43,212,375	$432	$469,434	$854,086	$(788)	$1,323,164
Common stock issued for exercised stock options	323,839	3	8,611	—	—	8,614
Repurchase and retirement of shares to satisfy tax withholding requirements	—	—	(4,069)	—	—	(4,069)
Common stock issued for vested restricted stock, restricted stock units and performance stock units	162,891	2	(2)	—	—	—
Equity-based compensation expense, net of forfeitures	—	—	12,438	—	—	12,438
Incremental tax benefit from equity-based compensation	—	—	2,685	—	—	2,685
Comprehensive income (loss)	—	—	—	132,412	(641)	131,771
Balance at September 30, 2013	43,699,105	$437	$489,097	$986,498	$(1,429)	$1,474,603

See notes to unaudited consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash provided by (used in) operating activities:
Net income	$132,412	$135,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,819	22,704
Equity-based compensation expense	12,438	13,534
Loss on disposal of fixed assets, including asset impairment charges	9,036	164
Incremental tax benefit from equity-based compensation	(2,998)	(3,666)
Deferred taxes, net	9,142	15,296
Provision for doubtful receivables	7,023	10,272
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(32,917)	(184,632)
Pharmacy rebates receivable, net	(18,340)	(12,046)
Prepaid expenses and other current assets, net	(10,652)	(6,162)
Medical benefits payable	160,415	(73,634)
Unearned premiums	32	(23)
Accounts payable and other accrued expenses	(54,980)	(11,895)
Other payables to government partners	(22,927)	20,172
Amount payable related to investigation resolution	(35,690)	(46,604)
Income taxes receivable/payable, net	45,784	(16,289)
Other, net	107	2,454
Net cash provided by (used in) operating activities	229,704	(134,394)

Cash used in investing activities:
Acquisitions, net of cash acquired	(40,493)	—
Purchases of investments	(354,565)	(357,214)
Proceeds from sale and maturities of investments	304,002	342,963
Purchases of restricted investments	(41,714)	(30,973)
Proceeds from maturities of restricted investments	28,391	24,821
Additions to property, equipment and capitalized software, net	(48,952)	(47,665)
Net cash used in investing activities	(153,331)	(68,068)

Cash provided by (used in) financing activities:
Proceeds from debt, net of financing costs paid	228,513	(585)
Proceeds from exercises of stock options	8,614	9,227
Incremental tax benefit from equity-based compensation	2,998	3,666
Repurchase and retirement of shares to satisfy tax withholding requirements	(4,069)	(6,344)
Payments on debt	(28,500)	(7,500)
Payments on capital leases	(1,069)	(1,538)
Funds received (paid) for the benefit of members, net	7,208	(57,222)
Net cash provided by (used in) financing activities	213,695	(60,296)

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands) - Continued

	For the Nine Months Ended September 30,
	2013	2012
Increase (decrease) in cash and cash equivalents	290,068	(262,758)
Balance at beginning of period	1,100,495	1,325,098
Balance at end of period	$1,390,563	$1,062,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$22,316	$100,010
Cash paid for interest	$5,291	$2,707
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$2,384	$1,898

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

As of September 30, 2013, we served approximately 2,824,000 members. During the nine months ended September 30, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 2), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our previous Medicaid contract in Missouri, which expired on June 30, 2012, was not renewed. Our previous Missouri Medicaid contract accounted for approximately $20,000, or less than 1%, of our consolidated premium revenue for the nine months ended September 30, 2012.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. The Ohio Medicaid contract accounted for approximately $127,000, or 1.8%, of our consolidated premium revenue for the nine months ended September 30, 2013, and approximately $68,000 and $198,000, or 3.8% and 3.7%, respectively, of our consolidated premium revenue for the three and nine month periods ended September 30, 2012.

As of September 30, 2013, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, as well as a stand-alone Medicare prescription drug plan ("PDP") in 49 states and the District of Columbia. In connection with our acquisitions of MA plans in California and Arizona during the fourth quarter of 2012, our MA operations in those states began in November 2012 and January 2013, respectively.

Pending Acquisitions

In September 2013, we announced that we had entered into an agreement to acquire Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with Medicare Advantage plans, Medicare prescription drug plan and Medicare Supplement products. Windsor offers Medicare Advantage plans in 297 counties primarily in the states of Mississippi, Tennessee, Arkansas, and South Carolina. Windsor has been approved to offer MA plans in 192 counties for 2014. In addition, one of Windsor's subsidiaries offers Medicare Supplement insurance policies through which it serves over 50,000 members in 40 states. The acquisition is expected to close during December 2013 or January 2014, subject to customary regulatory approvals.

In September 2013, we also entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). As of September 2013, Healthfirst NJ serves approximately 47,000 Medicaid members in 12 counties in the state. The acquisition is expected to close during the first quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, we will acquire Healthfirst NJ’s membership and substantially all of its provider network.

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

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable, net of an allowance for uncollectible premiums receivable, of $16,725 and $14,843, at September 30, 2013 and December 31, 2012, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn, or earned, supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Kentucky, Missouri, New York, South Carolina and, until June 30, 2013, in Ohio. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We also earn supplemental Medicaid premium payments in some states for high cost drugs and certain services such as early childhood prevention screenings. We recognize supplemental premium revenue in the period we provide related services to our members.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the three months ended September 30, 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include MA risk-adjusted premiums receivable of $76,624 and $74,767, and PDP risk-adjusted premiums receivable of $2,896 and $4,813, as of September 30, 2013 and December 31, 2012, respectively.

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

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for 37 months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance, and coverage gap discount subsidies.

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

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

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

Net unfavorable development related to prior periods amounted to $47,513 for the three months ended September 30, 2013, which includes $16,266 of unfavorable development related to prior fiscal years and $31,247 of unfavorable development related to the first half of 2013. Net unfavorable development related to prior periods amounted to $15,377 for the three months ended September 30, 2012, which includes approximately $23,295 of unfavorable development related to the first half of 2012, partially offset by $7,918 of favorable development related to prior fiscal years. The net unfavorable development recognized in the three month periods ended September 30, 2013 and 2012 was due mainly to higher than projected medical costs in our Medicaid segment. For the nine months ended September 30, 2013, net unfavorable development related to prior fiscal years amounted to approximately $7,115, while for the nine months ended September 30, 2012 net favorable development related to prior fiscal years amounted to approximately $79,708. The net unfavorable development recognized in the nine month period ended September 30, 2013 was due to the 2012 medical cost trend emerging unfavorably compared to our previous estimates, mostly in our Medicare segment. The net favorable development recognized in the nine month period ended September 30, 2012 was due to the 2011 medical cost trend emerging favorably compared to our previous estimates, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments.

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

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with Georgia, Hawaii and New York, and, until June 30, 2013, Ohio, include, or included, an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis.

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

On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, we recognize an impairment loss in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable but the useful lives are shorter than we originally estimated, we depreciate the remaining net book value of the asset over the newly determined remaining useful lives. During the three months ended September 30, 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. In accordance with the guidance for the impairment of long-lived assets, we evaluated these assets for recovery and recorded a pre-tax asset impairment charge of $8,997, which is included in selling, general and administrative expenses in our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. To determine whether goodwill is impaired, we perform a multi-step impairment test. First, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will then measure the fair values of the reporting units using a two-step approach. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process.

We elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values and therefore no impairment charges were recorded during the three and nine months ended September 30, 2013.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, "Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations or cash flows at this time.

2. ACQUISITIONS

WellCare of South Carolina

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. WCSC participates in the South Carolina Healthy Connections Choices program in 39 of the state's 46 counties. As of September 30, 2013, WCSC membership approximated 50,000. We included the results of WCSC's operations from the date of acquisition in our consolidated financial statements.

During the second quarter of 2013, we recorded $2,020 of purchase accounting adjustments related to the WCSC acquisition, including a $1,774 receivable to the Company from the seller which is included in prepaid expenses and other current assets, net, in our Consolidated Balance Sheet at September 30, 2013. These adjustments were offset to goodwill. We have not finalized the accounting for this acquisition and are in the process of validating the fair values of net tangible assets acquired and obtaining third-party valuations of intangible assets. As such, the preliminary measurements of net assets acquired, intangible assets and goodwill are subject to change.

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

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013. As of September 30, 2013, Missouri Care membership approximated 106,000.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Florida	12%	14%	12%	13%
Georgia	17%	19%	16%	20%
Kentucky	15%	10%	14%	9%

The state of Florida renewed certain of our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. These contracts are expected to be terminated early in connection with the implementation of Florida's new Statewide Medicaid Managed Care ("SMMC") program, which will consist of a Long Term Care program and a Managed Medical Assistance program (the "MMA program"). In September and October 2013, we were notified that we had been recommended to receive contract awards to provide managed care services to Medicaid recipients in eight of the state's 11 regions as part of the MMA program. These regions include the Jacksonville, Miami, Orlando, St. Petersburg, Tallahassee and Tampa metropolitan areas.We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by October 2014.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option in June 2013 to extend the term of our Georgia Medicaid contract until June 30, 2014. The Georgia DCH also indicated its intent to amend our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016.

Our primary Kentucky contract commenced in July 2011 and has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. We began serving Medicaid beneficiaries in Region 3 of the Commonwealth of Kentucky on January 1, 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Premium revenue:
Medicaid	$1,492,362	$1,096,929	$4,184,737	$3,269,010
MA	807,344	470,756	2,286,230	1,364,505
PDP	195,853	248,692	604,287	780,616
Total premium revenue	2,495,559	1,816,377	7,075,254	5,414,131
Medical benefits expense:
Medicaid	1,314,643	980,016	3,636,283	2,844,469
MA	685,711	408,654	1,968,580	1,133,448
PDP	144,318	160,786	543,000	639,494
Total medical benefits expense	2,144,672	1,549,456	6,147,863	4,617,411
Gross margin:
Medicaid	177,719	116,913	548,454	424,541
MA	121,633	62,102	317,650	231,057
PDP	51,535	87,906	61,287	141,122
Total gross margin	350,887	266,921	927,391	796,720
Investment and other income	4,851	2,018	13,933	6,772
Other expenses	(248,965)	(206,587)	(734,502)	(584,408)
Income before income taxes	$106,773	$62,352	$206,822	$219,084

4. NET INCOME PER COMMON SHARE

We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock, RSUs, MSUs and PSUs using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding — basic	43,608,626	43,149,455	43,470,758	43,070,113
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	330,283	508,383	352,161	507,200
Stock options	99,013	186,385	149,527	208,111
Weighted-average common shares outstanding — diluted	44,037,922	43,844,223	43,972,446	43,785,424
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	64,862	—	102,988	—

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Auction rate securities	$34,150	$—	$(2,342)	$31,808
Certificates of deposit	4,300	—	—	4,300
Corporate debt and other securities	119,471	19	(182)	119,308
Money market funds	43,377	—	—	43,377
Municipal securities	100,326	53	(47)	100,332
Variable rate bond fund	85,000	275	(44)	85,231
U.S. government securities	20,184	91	(50)	20,225
	$406,808	$438	$(2,665)	$404,581
December 31, 2012
Auction rate securities	$34,150	$—	$(2,104)	$32,046
Corporate debt and other securities	62,166	77	(13)	62,230
Money market funds	9,513	—	—	9,513
Municipal securities	118,765	44	(63)	118,746
Variable rate bond fund	75,000	686	—	75,686
U.S. government securities	18,702	121	—	18,823
	$318,296	$928	$(2,180)	$317,044

Realized gains and losses on sales and redemptions of investments were not material for the three and nine month periods ended September 30, 2013 and 2012.

Contractual maturities of available-for-sale investments at September 30, 2013 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31,808	$—	$—	$—	$31,808
Certificates of deposit	4,300	3,750	550	—	—
Corporate debt and other securities	119,308	94,378	24,930	—	—
Money market funds	43,377	43,377	—	—	—
Municipal securities	100,332	86,921	13,411	—	—
Variable rate bond fund	85,231	85,231	—	—	—
U.S. government securities	20,225	3,930	16,295	—	—
	$404,581	$317,587	$55,186	$—	$31,808

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31,808 estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2013. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22,550 have investment grade security credit ratings and one auction rate security with a par value of $11,600 has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of September 30, 2013.

There were no redemptions or sales of our auction rate securities during the three and nine months ended September 30, 2013 and September 30, 2012, and accordingly, we realized no losses associated with our auction rate securities during the three and nine months ended September 30, 2013 and September 30, 2012.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Money market funds	$19,236	$—	$—	$19,236
Cash	39,877	—	—	39,877
Certificates of deposit	1,351	—	—	1,351
U.S. government securities	21,902	26	(66)	21,862
	$82,366	$26	$(66)	$82,326
December 31, 2012
Money market funds	$18,630	$—	$—	$18,630
Cash	29,179	—	—	29,179
Certificates of deposit	1,551	—	—	1,551
U.S. government securities	18,003	2	(1)	18,004
	$67,363	$2	$(1)	$67,364

No realized gains or losses were recorded on restricted investments for the three and nine month periods ended September 30, 2013 and September 30, 2012.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $5,380 and $12,438 for the three and nine months ended September 30, 2013, respectively, and $3,992 and $13,534 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $20,569 of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years.

A summary of stock option activity for the nine months ended September 30, 2013, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of September 30, 2013, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2013	435,876	$26.40
Granted	—	—
Exercised	(328,487)	26.94
Forfeited and expired	(8,905)	5.85
Outstanding as of September 30, 2013 (1)	98,484	26.33	$4,275	2.2

(1)    All of the Company's outstanding stock options were vested and exercisable as of September 30, 2013.

A summary of restricted stock and RSU activity for the nine months ended September 30, 2013 is presented in the table below.

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	273,174	$45.90
Granted	177,842	55.87
Vested	(145,110)	38.67
Forfeited and expired	(44,217)	51.56
Outstanding as of September 30, 2013	261,689	55.56

A summary of PSU activity for the nine months ended September 30, 2013 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	421,566	$46.81
Granted	177,991	57.36
Vested	(90,347)	29.73
Forfeited and expired	(106,538)	52.00
Outstanding as of September 30, 2013	402,672	54.09

A summary of our MSU activity for the nine months ended September 30, 2013 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	62,193	$74.03
Granted	68,588	81.59
Vested	—	—
Forfeited and expired	(24,758)	77.32
Outstanding as of September 30, 2013	106,023	78.18

8. DEBT

In August 2011, we entered into a $300,000 senior secured credit agreement (as amended through February 12, 2013, "the Credit Agreement"), which provided for a $150,000 term loan credit facility as well as a $150,000 revolving credit facility. On February 12, 2013, we borrowed an additional $230,000 in term loans in connection with the execution of an amendment that increased the total available credit facility under the Credit Agreement to $515,000, including a $365,000 term loan credit facility and a $150,000 revolving credit facility. Both the term loan and revolving credit facilities are set to expire August 2016. Payments of principal on the term loan are due on a quarterly basis through July 31, 2016. A balance of $336,500 remains outstanding under the Credit Agreement at September 30, 2013, including $39,875 classified as a current liability in the accompanying consolidated balance sheet.

The annual interest rate on outstanding term loans was 1.94% and 1.75% as of September 30, 2013 and December 31, 2012, respectively. Under the Credit Agreement, outstanding credit facility borrowings designated as Alternate Base Rate ("ABR") loans bear interest at a rate per annum equal to an applicable margin ranging from 0.50% to 2.25% plus the greatest of:

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

We incur a fee of 0.25% to 0.50% for unutilized commitments under the Credit Agreement, depending upon our Cash Flow Leverage Ratio. We recorded total interest expense under the Credit Agreement of $5,087 for the nine months ended September 30, 2013, including commitment fees and interest of $314 and $4,773, respectively. We make interest payments based on the LIBOR election period, which ranges from a period of one to six months, and pay the commitment fees quarterly.

We defer and amortize financing costs over the life of the Credit Agreement using the straight-line method. Deferred financing costs, net of accumulated amortization, of $2,980 and $2,274, are included in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. We recorded amortization expense of $781 and $442 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$31,808	$—	$—	$31,808
Corporate debt securities	117,081	—	117,081	—
Certificates of deposit	4,300	—	4,300	—
Commercial paper	—	—	—	—
Asset backed securities	2,227	—	2,227	—
Money market funds	43,377	43,377	—	—
Municipal securities	100,332	—	100,332	—
Variable rate bond fund	85,231	85,231	—	—
U.S. government securities	20,225	20,225	—	—
Total investments	$404,581	$148,833	$223,940	$31,808
Restricted investments:
Money market funds	$19,236	$19,236	$—	$—
Cash	39,877	39,877	—	—
Certificates of deposit	1,351	—	1,351	—
U.S. government securities	21,862	21,862	—	—
Total restricted investments	$82,326	$80,975	$1,351	$—

Amounts accrued related to investigation resolution	$69,786	$—	$69,786	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Auction rate securities	$32,046	$—	$—	$32,046
Corporate debt securities	57,705	—	57,705	—
Asset backed securities	4,525	—	4,525	—
Money market funds	9,513	9,513	—	—
Municipal securities	118,746	—	118,746	—
Variable rate bond fund	75,686	75,686	—	—
U.S. government securities	18,823	18,823	—	—
Total investments	$317,044	$104,022	$180,976	$32,046
Restricted investments:
Money market funds	$18,630	$18,630	$—	$—
Cash	29,179	29,179	—	—
Certificates of deposit	1,551	—	1,551	—
U.S. government securities	18,004	18,004	—	—
Total restricted investments	$67,364	$65,813	$1,551	$—

Amounts accrued related to investigation resolution	$105,476	$—	$105,476	$—

The carrying value of our long-term debt was $336,500 at September 30, 2013 and $135,000 at December 31, 2012. Based on a discounted cash flow analysis, the approximate fair value of our long-term debt was $324,706 at September 30, 2013 and $131,770 at December 31, 2012.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the nine months ended September 30, 2013.

Balance as of January 1, 2013	$32,046
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	(238)
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of September 30, 2013	$31,808

As a result of the decrease in the fair value of our investments in auction rate securities, we recorded an unrealized loss of $238, excluding income taxes, to accumulated other comprehensive loss during the nine months ended September 30, 2013. The increase in net unrealized losses was driven by a change in market conditions in the municipal bond market and ratings during the year.

Nonrecurring Fair Value Measurements

Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when we record an impairment. During the three months ended September 30, 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. In accordance with the guidance for the impairment of long-lived assets, we evaluated these assets for recovery and recorded a pre-tax asset impairment charge of $8,997 to reduce the carrying value to $0. The fair value assessment for such assets was based on an approach that relied heavily on management assumptions and qualitative observations and, therefore, would be classified within Level 3 of the fair value hierarchy.

10. INCOME TAXES

Our effective income tax rate was 40.1% and 36.0% for the three and nine months ended September 30, 2013, respectively, compared to 38.6% and 37.9% for the three and nine months ended September 30, 2012, respectively. The effective tax rate is higher for the three month period ended September 30, 2013 compared to the same period in 2012 primarily due to the impact of non-deductible compensation costs. The effective tax rate for the nine month period ended September 30, 2013 is lower compared to the same period in 2012 due to a resolution agreement reached with the Internal Revenue Service ("IRS") during the first three months in 2013 regarding the tax treatment of certain investigation-related litigation and other resolution cost, partially offset by the impact of non-deductible compensation costs.

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

The estimated fair value of the discounted remaining liability, and related interest, was $69,786 at September 30, 2013, of which $35,958 and $33,828 has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of September 30, 2013.

The Settlement also provides for a contingent payment of an additional $35,000 in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement. On April 12, 2012, joint stipulations of dismissal were filed, dismissing the qui tam complaints. On April 30, 2012, the United States District Court for the Middle District of Florida entered an order dismissing the action.

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement included two contingencies to which WellCare remains subject. If, on or before December 17, 2013, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we must pay an additional $25,000 to the class. The Stipulation Agreement also requires us to pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday related to the same facts and circumstances that gave rise to the consolidated securities class action. Messrs. Farha, Behrens and Bereday are three former executives that were implicated in the government investigations of the Company that commenced in 2007.

Corporate Integrity Agreement

We operate under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years from its effective date of April 26, 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to various federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. Sentencing is expected later this year or in early 2014. At this time, we do not know whether any of these four individuals will appeal. The fifth individual is expected to be tried at a future date.

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

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $149,002 from the inception of the investigations to September 30, 2013. We incurred $5,712 and $7,180 of these legal fees and related expenses during the three months ended September 30, 2013 and 2012, respectively, and $39,115 and $25,930 of these legal fees during the nine months ended September 30, 2013 and 2012, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

We expect the continuing cost of our obligations to the five individuals in connection with their defense and appeal of criminal charges and related litigation to be significant and to continue for a number of years. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Even if it is eventually determined that we are entitled to reimbursement of the advanced expenses, it is possible that we may not be able to recover all or any portion of our advances. Our indemnification obligations and requirements to advance legal fees and expenses may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2013 ("2013 Form 10-Q") that are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, market acceptance of our products and services, product development, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2013 Form 10-Q and generally elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") and in Part II, Item 1A of this 2013 Form 10-Q, for a discussion of certain risks which could materially affect our business, financial condition, cash flows, and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OVERVIEW

Introduction

We are a leading provider of managed care services to government-sponsored health care programs, focusing on Medicaid and Medicare. Headquartered in Tampa, Florida, we offer a variety of health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of September 30, 2013, we served approximately 2.8 million members nationwide. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and nine months ended September 30, 2013. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

•
Membership increased 10% compared to September 30, 2012 due to growth in our Medicaid segment, mainly attributable to growth in Kentucky and our acquisitions in South Carolina and Missouri in January 2013 and March 2013, respectively, and membership growth in our Medicaid Advantage ("MA") segment, driven by service area expansion, product design, marketing activities and our November 2012 acquisition in California. These increases were partially offset by lower prescription drug plan ("PDP") membership based on our 2013 bid results.

•
Premiums increased 37% and 31% for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012, reflecting the impact of both acquisitions and organic membership growth in our Medicaid and MA segments, as well as rate increases in certain of our Medicaid markets, mainly Kentucky, partially offset by the impact of lower PDP membership.

•
Net income for the three months ended September 30, 2013 increased 67% compared to the same period in 2012, primarily due to the increased premium revenue in our Medicaid and MA segments and a decrease in the SG&A ratio(1), partially offset by higher net unfavorable development in prior period medical benefits payable, mainly in the Medicaid segment, as well as a decrease in our PDP segment results, resulting mainly from lower membership and an increase in that segment's MBR(2). Net income for the nine months ended September 30, 2013 decreased 3% compared to the same period in 2012 mainly due to an increase in unfavorable development of prior years medical benefit payable recognized in 2013, lower results in our PDP segment and increases in investigation-related litigation costs, partially offset by the increased premium revenue in our Medicaid and MA segments.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that occurred in 2013, or have impacted, or we expect will impact, our financial condition and results of operations during 2013 and future periods.

•
In September and October 2013, we were recommended by the Florida Agency for Health Care Administration ("AHCA") for contract awards to provide managed care services to Medicaid recipients in eight of the state's 11 regions as part of the state's Managed Medical Assistance (the "MMA program"). These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. The MMA program represents a substantial redesign of the Florida Medicaid program. Our current Florida Medicaid contracts with AHCA, which expire in August 2015, are expected to be terminated early in connection with the implementation of the MMA program.

•
In September 2013, we announced that we entered into an agreement to acquire Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with Medicare Advantage, Medicare prescription drug plan, and Medicare Supplement products. Windsor offers Medicare Advantage plans in 297 counties primarily in the states of Mississippi, Tennessee, Arkansas, and South Carolina. Windsor has been approved to offer MA plans in 192 counties for 2014. In addition, one of Windsor's subsidiaries offers Medicare Supplement insurance policies through which it serves over 50,000 members in 40 states. The acquisition is expected to close during December 2013 or January 2014, subject to customary regulatory approvals.

•
In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). As of September 2013, Healthfirst NJ serves approximately 47,000 Medicaid members in 12 counties in the state. The acquisition is expected to close during the first quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, we will acquire Healthfirst NJ’s membership and substantially all of its provider networks. In addition, we recently received approval from the state of New Jersey to offer Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties beginning December 1, 2013.

(1)	Selling, general and administrative expense ("SG&A"), as a percentage of total revenue, excluding premium taxes.

(2)	MBR measures the ratio of medical benefits expense to premium revenue.

•
For the 2014 plan year, we have expanded the geographic footprint of our MA plans to offer plans in a total of 210 counties in 14 states, including duals special needs plans ("D-SNPs") for those who are dually-eligible for Medicare and Medicaid in most of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to provide both the Medicaid- and Medicare-related coverage of these members.

•
Effective July 5, 2013, Centene Corporation ("Centene") terminated its Medicaid contract with the Commonwealth of Kentucky ("the Commonwealth") and is no longer serving members. Consequently, on July 6, 2013, the Commonwealth transferred approximately 57,000 members to us as part of its transition process. We began serving the members as of that date.

•
Effective January 1, 2013, we received a premium rate increase of approximately 7.0% for the Kentucky Medicaid program. The Commonwealth also accelerated to July 1, 2013 our 3.0% rate increase previously scheduled for October 1, 2013. These rate increases apply to all Medicaid geographic regions of the Commonwealth, other than Region 3. We believe that these activities will make our Kentucky Medicaid program more stable from a financial standpoint. Also, effective January 1, 2013, we began serving Medicaid beneficiaries in the Commonwealth's Medicaid Managed Care Region 3.

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

In October 2013, Congress and the President ended the government shutdown by funding the government until January 15, 2014 and raising the debt ceiling until February 7, 2014.  Congress and the President continue to negotiate budget issues, and the sequester cuts continue to remain in place.

For the enrollment period for the 2014 plan year, 18 states are operating state-based exchanges under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") and seven states are operating state partnership exchanges. Exchanges began taking enrollment for individuals and small groups in October 2013 for plans effective beginning on January 1, 2014. We do not plan to offer an exchange product in 2014.

The Affordable Care Act will impose an annual premium-based health insurance industry assessment (the "industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We are uncertain as to the effect the industry fee will have on premium rates in 2014, therefore, we are unable to estimate the magnitude of this fee on our consolidated financial position, results of operations and cash flows at this time. The National Association of Insurance Commissioners ("NAIC") is continuing its discussions regarding the statutory accounting treatment for the industry fee; therefore, we are not able to determine the final impact of the fee on the statutory capital and surplus of our regulated subsidiaries at this time.

Medicaid

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions. Currently, 34 states and the District of Columbia contract with health plans for some portion of their Medicaid population.

Of the states in which we currently operate Medicaid plans:

•	Hawaii, Illinois, Kentucky and New York have stated their intention to expand Medicaid eligibility under the Affordable Care Act; and

•	Florida, Georgia, Missouri and South Carolina have stated their intention not to move forward with an expansion in 2014.

New Jersey, where we intend to begin operating Medicaid plans in December 2013, has also indicated it intends to expand Medicaid eligibility. How Hawaii, Illinois, Kentucky, New Jersey and New York implement their planned expansions will dictate whether those expansions impact our membership. If other states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

The State of Florida is in the process of procuring Medicaid managed care services. Florida's new Statewide Medicaid Managed Care ("SMMC") program will consist of a Long Term Care program and the MMA program. Florida has received final approval from the Centers for Medicare & Medicaid Services ("CMS") for both programs. Current contracts between the Florida Agency for Health Care Administration ("AHCA") and managed care organizations ("MCOs") to offer Medicaid managed care services, such as our Florida Medicaid contracts that expire in August 2015, are expected to be terminated early, possibly as early as May 2014, in connection with the implementation of the new MMA program.

The SMMC program represents a substantial redesign of the Florida Medicaid program. Most significantly, the substantial majority of eligible beneficiaries for Florida Medicaid will be mandated to enroll in a managed care plan under the SMMC program. Currently, managed care enrollment is optional for most Medicaid beneficiaries. Florida's fee-for-service primary care case management program, MediPass, will be discontinued. Most Medicaid recipients who are not eligible for long-term care services will receive their services through the MMA component of the SMMC program while those eligible for long-term care will receive services through the Long Term Care component or a comprehensive plan covering both components. We will not be participating in the Long Term Care component of SMMC. SMMC will include an “achieved savings rebate” in which MCOs will be required to rebate to AHCA half of their income (as determined in accordance with the plan contracts) between 5% and 10% of revenue and all of their income above 10% of revenue. In addition, capitated MCOs offering plans under MMA will be required to maintain a medical loss ratio of not less than 85% for at least the first full year of MMA program operation. MMA will also require MCOs to cover certain benefits they do not currently cover and will allow MCOs to offer expanded benefits. The number of MCOs offering Medicaid managed care plans will be limited to a small number of plans in each of 11 regions, while currently the number of plans is not limited. As discussed in "Key Developments and Accomplishments" above, our Staywell Health Plan has been recommended for contract awards by AHCA in eight out of the state’s 11 regions.  We expect that starting in May 2014, two to three regions will be launched per month, and all regions should be launched by October 2014.

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

The New York Medicaid program changed its methodology for the risk adjustment of premiums, resulting in a rate reduction. The change was communicated to us in July 2013, and was effective April 1, 2013.

MA

On April 1, 2013, CMS announced revised proposed 2014 benchmark rates, which will result in a rate decrease of approximately 2.0% to 4.0% from 2013 rates.

In April 2013, CMS also announced changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

In 2014, CMS will continue to tier payments based on the quality ratings of MA plans, paying less to plans scoring less than 5 stars on the CMS star quality rating scale, as we do. CMS recently announced 2014 MA quality ratings, which reflected improvement for several of our plans. Based on these quality ratings, approximately 84% of our September 2013 MA membership will be served by plans rated 3 stars overall or greater for 2014. Our MA plans that operate at 3 stars will earn a 3% quality bonus demonstration percentage, compared to the 5% available to 4, 4.5 and 5 star plans.

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

PDP

Our 2013 stand-alone PDP bids were below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2012, our plans were below the benchmark in five regions and within the de minimis range in 17 other regions. In 2013, we are being auto-assigned newly-eligible members into our plans for the 14 regions that are below the benchmark. We retained our previously auto-assigned members in the five regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2013. Members previously auto-assigned to our PDP plans in regions for which our 2013 bids were not below the benchmark or within the de minimis range were reassigned to other plans in January 2013. Membership has declined to approximately 784,000 as of September 30, 2013, a decrease from 869,000 as of December 31, 2012, due to the reassignment to other plans of members who were previously auto-assigned to us, primarily in California, offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans.

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

Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. The favorable 2014 outcome resulted from the realignment of our benefit designs and cost structure to allow for more prudent, competitive bids. Given the outcome of the bids and the competitiveness of our products, we anticipate PDP membership to increase in 2014 compared to 2013. The Windsor acquisition will augment our organic growth.

Dual Eligibles

Fifteen states have been selected by CMS to implement a capitated Duals Financial Alignment Demonstration Program ("Duals Demonstration Program"), and an additional four are implementing a Duals Demonstration Program on a fee for service basis. Of the states that have signed agreements with CMS to implement a capitated Duals Demonstration Program, we operate D-SNPs in three but will not be participating in those states' Duals Demonstration Programs; however, we have received regulatory approval to continue to offer D-SNPs in those states.

We are in the process of applying to participate in the Duals Demonstration Programs in New York and South Carolina, but we may not be approved to participate.
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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended September 30,		Change
	2013	2012	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$2,495.6	$1,816.4	$679.2	37.4%
Investment and other income	4.8	2.0	2.8	140.0%
Total revenues	2,500.4	1,818.4	682.0	37.5%

Expenses:
Medical benefits	2,144.7	1,549.4	595.3	38.4%
Selling, general and administrative	218.8	176.8	42.0	23.8%
Medicaid premium taxes	17.0	20.6	(3.6)	(17.5)%
Depreciation and amortization	11.0	8.2	2.8	34.1%
Interest	2.1	1.0	1.1	110.0%
Total expenses	2,393.6	1,756.0	637.6	36.3%
Income before income taxes	106.8	62.4	44.4	71.2%
Income tax expense	42.8	24.1	18.7	77.6%
Net income	$64.0	$38.3	$25.7	67.1%
Effective tax rate	40.1%	38.6%		1.5%

	For the Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$7,075.3	$5,414.1	$1,661.2	30.7%
Investment and other income	13.9	6.8	7.1	104.4%
Total revenues	7,089.2	5,420.9	1,668.3	30.8%
Expenses:
Medical benefits	6,147.9	4,617.4	1,530.5	33.1%
Selling, general and administrative	637.6	497.5	140.1	28.2%
Medicaid premium taxes	59.2	61.0	(1.8)	(3.0)%
Depreciation and amortization	31.8	22.7	9.1	40.1%
Interest	5.9	3.2	2.7	84.4%
Total expenses	6,882.4	5,201.8	1,680.6	32.3%
Income before income taxes	206.8	219.1	(12.3)	(5.6)%
Income tax expense	74.4	83.1	(8.7)	(10.5)%
Net income	$132.4	$136.0	$(3.6)	(2.6)%
Effective tax rate	36.0%	37.9%		(1.9)%

Membership

	September 30, 2013		December 31, 2012		September 30, 2012
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,757,000	62.2%	1,587,000	59.5%	1,515,000	59.2%
MA	283,000	10.0%	213,000	8.0%	167,000	6.5%
PDP	784,000	27.8%	869,000	32.5%	879,000	34.3%
Total	2,824,000	100.0%	2,669,000	100.0%	2,561,000	100.0%

Membership as of September 30, 2013 increased approximately 155,000 members compared to December 31, 2012, and increased approximately 263,000 members compared to September 30, 2012. The growth in both periods was mainly driven by our acquisitions and organic membership growth in our Medicaid and MA segments, partially offset by a decline in PDP membership. Our acquisition of Medicaid plans in South Carolina and Missouri, including 51,000 related to the acquisition of UnitedHealth's South Carolina Medicaid business on January 31, 2013, and 108,000 related to the acquisition of Aetna's Missouri Medicaid business on March 31, 2013, accounted for approximately 159,000 of the growth for both periods. Approximately 55,000 and 4,000 of the MA segment membership increase compared to September 30, 2012 was due to the impact of the November 2012 Easy Choice acquisition in California and the December 2012 Desert Canyon acquisition in Arizona, respectively.

Medicaid membership increased in Florida as of September 30, 2013 by 20,000 compared to December 31, 2012, and by 40,000 compared to September 30, 2012. Membership in Kentucky as of September 30, 2013 increased by 84,000 and 132,000 compared to December 31, 2012 and September 30, 2012, respectively, including approximately 57,000 transferred from Centene in July 2013 and 13,000 beneficiaries from Region 3 which we began serving effective January 1, 2013.

MA segment membership increased 70,000 compared to December 31, 2012, mainly from the results of the annual election period, which resulted in an increase of approximately 37,000 members effective January 1, 2013, as well as our continued focus on dually-eligible beneficiaries and expansion into new counties. In the PDP segment, membership decreased by 85,000 compared to December 31, 2012 due to our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of certain members who were auto-assigned to us in 2012 or prior years.

Net Income

Net income for the three months ended September 30, 2013 increased by approximately $25.7 million, or 67%, compared to the same period in 2012, primarily due to increased premium revenue in our Medicaid and MA segments and a decrease in the SG&A ratio, partially offset by higher net unfavorable development in prior period medical benefits payable in 2013, mainly in the Medicaid segment, as well as a decrease in our PDP segment results resulting mainly from lower membership and an increase in that segment's medical benefits ratio.

Net income for the nine months ended September 30, 2013 decreased by approximately $3.6 million, or 3%, compared to the same period in 2012, mainly due to an increase in unfavorable development of prior year's medical benefits payable in 2013, lower results in our PDP segment and increased investigation-related litigation costs, most of which was offset by the increased premium revenue in our Medicaid and MA segments.

Premium Revenue

Premium revenue for the three and nine months ended September 30, 2013 increased by approximately $679.2 million, or 37%, and $1.7 billion, or 31%, respectively, compared to the same periods in 2012. The increase is primarily attributable to our acquisitions and organic membership growth in our Medicaid and MA segments, rate increases in certain of our Medicaid markets, including the 7% increase in Kentucky that was effective January 1, 2013 and Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the Affordable Care Act. These increases were partially offset by the impact of lower membership in our PDP segment. Premium revenue includes $17.0 million and $59.2 million of Medicaid premium taxes for the three and nine months ended September 30, 2013, respectively, compared to $20.6 million and $61.0 million for the same three and nine months in 2012, respectively.

We now expect our consolidated premium revenue for the full year 2013 will be in the range of approximately $9.35 to $9.40 billion, which represents an increase of approximately 27% compared to 2012.

Medical Benefits Expense

The increase in medical benefits expense for the three and nine month periods ended September 30, 2013 was due mainly to increased membership in our Medicaid and MA segments, increased medical expense in the first three months of 2013 associated with the flu, Medicaid primary care enhanced payments, as mandated by the Affordable Care Act, and increased unfavorable development in prior period medical benefits payable, partially offset by a decrease in the PDP segment due to lower membership.

For the three months ended September 30, 2013, net unfavorable development related to prior periods that impacted results of operations totaled $47.5 million. Approximately $16.3 million of this unfavorable development related to prior fiscal years and $31.2 million of the unfavorable development related to the first and second quarters of 2013. For the three months ended September 30, 2012, net unfavorable development related to prior periods totaled $15.4 million, which includes approximately $23.3 million of unfavorable development related to the first and second quarters of 2012, partially offset by $7.9 million of favorable development related to prior fiscal years. The net unfavorable development recognized in the three month periods ended September 30, 2013 and 2012 was due mainly to higher than projected medical costs in our Medicaid segment.

For the nine months ended September 30, 2013, our results of operations was impacted by approximately $7.1 million of net unfavorable development related to prior years, compared to $79.7 million of net favorable development related to prior years recognized in 2012. The net unfavorable development recognized in the nine month period ended September 30, 2013 was due to the 2012 medical cost trend emerging unfavorably compared to our previous estimates, mostly in our Medicare segment, and prior period revenue activity. The net favorable development recognized in the nine month period ended September 30, 2012 was due to the 2011 medical cost trend emerging favorably compared to our previous estimates, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments.

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

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,
	2013	2012
SG&A expense	$218.8	$176.8
Adjustments:
Investigation-related litigation and other resolution costs	(0.5)	(0.8)
Investigation-related administrative costs	(6.8)	(11.4)
Total investigation-related litigation and other resolution costs	(7.3)	(12.2)
SG&A expense, excluding investigation-related litigation and other resolution costs	$211.5	$164.6
SG&A ratio	8.8%	9.8%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.5%	9.2%

	For the Nine Months Ended September 30,
	2013	2012
SG&A expense	$637.6	$497.5
Adjustments:
Investigation-related litigation and other resolution costs	(1.9)	(3.0)
Investigation-related administrative costs	(46.6)	(34.5)
Total investigation-related litigation and other resolution costs	(48.5)	(37.5)
SG&A expense, excluding investigation-related litigation and other resolution costs	$589.1	$460.0
SG&A ratio	9.1%	9.3%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.4%	8.6%

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three and nine months ended September 30, 2013, increased approximately $46.9 million and $129.1 million, respectively, or 28% for both periods, compared to the same periods in 2012. SG&A expense increased due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. Additionally, during the third quarter, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. Consequently, we recorded a pre-tax asset impairment charge of $9.0 million. All these cost increases were partially offset by improvements in operating efficiency. Our SG&A ratio was 8.8% and 9.1% for the three and nine months ended September 30, 2013, respectively, compared to 9.8% and 9.3% for the same periods in 2012. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio for the three and nine months ended September 30, 2013 was 8.5% and 8.4%, respectively, compared to 9.2% and 8.6%, respectively, for the same periods in 2012.

We currently expect that our SG&A ratio, excluding the investigation-related litigation and other resolution costs, for the full year 2013 will be approximately 8.6%. Our organic growth, expenditures for the Florida MMA implementation and the integration of our recent acquisitions are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation of the Affordable Care Act.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and nine months ended September 30, 2013 were $16.9 million and $59.2 million, respectively, compared to $20.6 million and $61.0 million for the same two periods in 2012. The increase in the 2013 periods corresponds to the increase in Medicaid premium revenues.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2013 includes approximately $1.5 million and $4.4 million, respectively, of amortization related to the intangible assets acquired in conjunction with the Desert Canyon, Easy Choice, Missouri Care and WCSC acquisitions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 was $2.1 million and $5.9 million, respectively, compared to $1.0 million and $3.2 million, respectively, for the same periods in 2012. The increase in interest expense is mainly due to the additional borrowings in February 2013 in connection with the second amendment to our credit agreement.

Income Tax Expense

Our effective income tax rate on pre-tax income was 40.1% and 36.0% for the three and nine months ended September 30, 2013, respectively, compared to 38.6% and 37.9%, respectively, for the same periods in 2012. The effective tax rate is higher for the three month period ended September 30, 2013 primarily due to the impact of non-deductible compensation costs. The effective tax rate for the nine month period ended September 30, 2013 is lower due to a resolution agreement reached with the Internal Revenue Service ("IRS") during the first three months in 2013 regarding the tax treatment of certain investigation-related litigation and other resolution cost, partially offset by the impact of non-deductible compensation costs.

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

Our primary tools for measuring profitability are gross margin and MBR. Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, manage medical costs and changes in estimates related to incurred but not reported claims ("IBNR"), predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies and other external factors may affect our operations and may have a material impact on our business, financial condition and results of operations.

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

	For the Three Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Gross Margin:
Medicaid	$177.8	$116.9	$60.9	52.1%
MA	121.6	62.1	59.5	95.8%
PDP	51.5	87.9	(36.4)	(41.4)%
Total gross margin	350.9	266.9	84.0	31.5%
Investment and other income	4.8	2.0	2.8	140.0%
Other expenses	(248.9)	(206.5)	(42.4)	20.5%
Income before income taxes	$106.8	$62.4	$44.4	71.2%

	For the Nine Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Gross Margin:
Medicaid	$548.5	$424.5	$124.0	29.2%
MA	317.6	231.1	86.5	37.4%
PDP	61.3	141.1	(79.8)	(56.6)%
Total gross margin	927.4	796.7	130.7	16.4%
Investment and other income	13.9	6.8	7.1	104.4%
Other expenses	(734.5)	(584.4)	(150.1)	25.7%
Income before income taxes	$206.8	$219.1	$(12.3)	(5.6)%

Medicaid Segment Results

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of September 30, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and South Carolina. We began serving WCSC members on February 1, 2013, and Missouri Care members on April 1, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

	For the Three Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$1,475.4	$1,076.3	$399.1	37.1%
Medicaid premium taxes (1)	17.0	20.6	(3.6)	(17.5)%
Total premiums	1,492.4	1,096.9	395.5	36.1%
Medical benefits expense	1,314.6	980.0	334.6	34.1%
Gross margin	$177.8	$116.9	$60.9	52.1%
Medicaid MBR, including premium taxes	88.1%	89.3%		(1.2)%
Medicaid MBR (1)	89.1%	91.1%		(2.0)%

	For the Nine Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$4,125.6	$3,208.0	$917.6	28.6%
Medicaid premium taxes (1)	59.2	61.0	(1.8)	(3.0)%
Total premiums	4,184.8	3,269.0	915.8	28.0%
Medical benefits expense	3,636.3	2,844.5	791.8	27.8%
Gross margin	$548.5	$424.5	$124.0	29.2%
Medicaid MBR, including premium taxes	86.9%	87.0%		(0.1)%
Medicaid MBR (1)	88.1%	88.7%		(0.6)%

Medicaid membership at end of period:
Georgia	552,000	566,000		(2.5)%
Florida	474,000	434,000		9.2%
Kentucky	291,000	159,000		83.0%
Other states	440,000	356,000		23.6%
	1,757,000	1,515,000		16.0%

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

Excluding Medicaid premium taxes, Medicaid premium revenue for the three and nine month periods ended September 30, 2013 increased 37% and 29%, respectively, when compared to the same periods in 2012. In addition to acquisitions in South Carolina and Missouri, the increase in premium revenues was driven mainly by increased membership in the Kentucky and Florida programs, the 7% rate increase in Kentucky that was effective January 1, 2013, rate increases in certain other markets in late 2012, changes in geographic and demographic mix of members and Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the Affordable Care Act. The increase in Kentucky Medicaid membership and premiums also reflect the commencement of services provided to beneficiaries in Region 3, which began on January 1, 2013, and the additional members received from Centene on July 6, 2013.

The increase in Medicaid medical benefits expense for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 is consistent with the increase in memberships and premiums. Our Medicaid MBR for the three and nine month periods ended September 30, 2013 decreased by 200 and 60 basis points, respectively, when compared to the same periods in 2012. The decrease in MBR for the three month period was due mainly to improved results in our Kentucky Medicaid program driven by a rate increase and the gross margin impact of additional premium associated with primary care enhanced payments, partially offset by the increase in unfavorable development of prior period medical benefits payable and higher utilization in Georgia and certain other programs. The decrease for the nine month period MBR mainly reflects the impact of improved results in Kentucky, partially offset by a lower amount of net favorable development of prior years' medical benefits payable in 2013 compared to 2012. The Missouri and South Carolina acquisitions also contributed to the decrease in MBR in the nine month period ended September 30, 2013, as the MBR for these programs was lower than the segment average.

Outlook

We currently expect our full year 2013 Medicaid segment premium revenue to increase approximately 26% compared to 2012, mainly as a result of the Kentucky program expansion, including the additional membership gains following Centene's exit from the program in July 2013, and the South Carolina and Missouri acquisitions. We currently expect the Medicaid segment MBR in 2013 to be approximately similar to, or slightly less than, the MBR in 2012 due to the improved performance for the Kentucky program, offset by the impact of a higher than anticipated MBR increases in certain other programs and the continuing shift in the mix of our Medicaid segment programs toward higher MBR populations.

MA Segment Results

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans. As of September 30, 2013, we operated our MA CCPs in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas.

	For the Three Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$807.3	$470.8	$336.5	71.5%
Medical benefits expense	685.7	408.7	277.0	67.8%
Gross margin	$121.6	$62.1	$59.5	95.8%
MA MBR	84.9%	86.8%		(1.9)%

	For the Nine Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$2,286.2	$1,364.5	$921.7	67.5%
Medical benefits expense	1,968.6	1,133.4	835.2	73.7%
Gross margin	$317.6	$231.1	$86.5	37.4%
MA MBR	86.1%	83.1%		3.0%
MA Membership	283,000	167,000		69.5%

MA premium revenue for the three and nine months ended September 30, 2013 increased 71% and 68%, respectively, when compared to the same periods in 2012. In addition to the impact of the Easy Choice and Desert Canyon acquisitions, the increase in premium revenue for both periods was mainly due to organic membership growth associated with our service area expansion, higher risk adjusted premium, prior period revenue adjustments and the strengthening of our sales processes and our product design. Excluding the acquisitions in California and Arizona, our MA premium revenue increased by approximately $176.6 million, or 37%, for the three months ended September 30, 2013, and increased by $460.1 million, or 34%, for the nine months ended September 30, 2013.

The increase in MA medical benefits expense for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 is consistent with the increase in membership and premiums. The MA segment MBR for the three months ended September 30, 2013 decreased by 190 basis points compared to the same period in 2012 due mainly to higher risk adjusted premiums and prior period revenue adjustments, partially offset by the impact of Easy Choice, which operates at a higher MBR relative to the segment average, our 2013 plan design and and the impact of the federal government's budget sequestration. The MA segment MBR for the nine month period ended September 30, 2013 increased compared to the same period in 2012 due to the impact of Easy Choice, our 2013 plan design and the impact of the federal government's budget sequestration, offset in part by prior period revenue adjustments.

Outlook

Currently, we expect MA segment membership to continue to grow during the remaining months of 2013, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population. Consequently, we continue to expect MA premium revenue to increase by approximately 58% for the full year in 2013 compared to 2012. Our benefits and cost sharing terms for 2013 have been designed to achieve what we believe is an appropriate financial rate of return with plans that are attractive to both current and prospective members. We also continue to expect the MBR in 2013 to increase compared to 2012, driven mainly by the Easy Choice acquisition as well as higher MBRs in many of our other states, consistent with our expectations based on our 2013 bids, and the impact of the federal government's budget sequestration.

PDP Segment Results

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries through our PDP segment. As of September 30, 2013, we offered PDP plans in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the PDP MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us as and those who actively choose our PDP plans will impact the segment MBR pattern across periods.

	For the Three Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$195.9	$248.7	$(52.8)	(21.2)%
Medical benefits expense	144.4	160.8	(16.4)	(10.2)%
Gross margin	$51.5	$87.9	$(36.4)	(41.4)%
PDP MBR	73.7%	64.7%		9.0%

	For the Nine Months Ended September 30,		Change
	2013	2012	Dollar	Percentage
	(Dollars in millions)
Premium revenue	$604.3	$780.6	$(176.3)	(22.6)%
Medical benefits expense	543.0	639.5	(96.5)	(15.1)%
Gross margin	$61.3	$141.1	$(79.8)	(56.6)%
PDP MBR	89.9%	81.9%		8.0%
PDP Membership	784,000	879,000		(10.8)%

PDP premium revenue decreased during the three and nine months ended September 30, 2013 when compared to the same periods in 2012, primarily due to the decline in membership and the outcome of our 2013 bids. PDP MBR for the three and nine month periods ended September 30, 2013 increased 900 basis points and 800 basis points, respectively, over the same periods in 2012 mainly due to the addition of our new enhanced product, designed for those who choose a PDP, and a shift in membership to this product, as well as higher drug unit costs and the outcome of our 2013 bids. Transition of care costs for the enhanced product also contributed to the increased MBR. The transition period concluded at the end of March.

Outlook

We expect PDP membership to grow modestly for the remainder of 2013 driven by membership in our enhanced product; however, we continue to expect membership to decrease compared to 2012. Combined with the decrease in premium rates in 2013, our PDP segment revenue in 2013 is expected to decrease approximately 21% when compared to 2012. We anticipate the PDP segment MBR for the full year 2013 to increase compared to 2012, due primarily to the outcome of our 2013 bids, the addition of our new enhanced product and the impact of the federal government's budget sequestration.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments (which represent our regulated cash and investments not on deposit with a state in which we operate) was $1,403.5 million as of September 30, 2013, an increase of $179.5 million from $1,224.0 at December 31, 2012. The increase is due mainly to cash flows from operating activities as well as $40.5 million of contributions received from our non-regulated subsidiaries, partially offset by $107.0 million in dividends paid to our non-regulated subsidiaries.

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

Parent and non-regulated subsidiaries

Liquidity requirements at the non-regulated parent and subsidiary level generally consist of:

•
payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, business development, rent, branding and certain information technology services;

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees earned by our non-regulated administrator subsidiary under intercompany services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments was approximately $391.7 million as of September 30, 2013, an increase of $198.2 million from a balance of $193.5 million as of December 31, 2012. The increase is mainly attributable to the $228.5 million of net proceeds received in connection with the second amendment of our senior secured credit facility and $107.0 million in dividends received from our regulated subsidiaries, partially offset by cash used in relation to our recent acquisitions, $40.5 million of capital contributions made to certain regulated subsidiaries, total payments of $37.6 million made during the first half of 2013 in connection with our previously reported settlement with the Civil Division of the U.S. Department of Justice (the "Civil Division"), as well as other certain investigation-related litigation and other resolution costs.

Auction Rate Securities

As of September 30, 2013, $31.8 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2013 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$229.7	$(134.4)
Net cash used in investing activities	(153.3)	(68.1)
Net cash provided by (used in) financing activities	213.7	(60.3)
Total net increase (decrease) in cash and cash equivalents	$290.1	$(262.8)

Net Cash Used in Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The improved cash flow from operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 resulted mostly from the increase in premiums associated with the growth in membership. Net cash provided by operating activities for the nine months ended September 30, 2013 included $37.6 million in payments made to the Civil

Division in March 2013 and April 2013 under the terms of the settlement agreement discussed in Financial Impact of Government Investigation and Litigation below.

Net cash used in operating activities for the nine months ended September 30, 2012 was negatively impacted by certain delayed Medicaid premiums, primarily associated with our Georgia Medicaid supplemental payments for obstetric deliveries and newborns, and the $39.8 million payment made to the Civil Division on March 30, 2012.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2013, cash used in investing activities, excluding acquisitions, primarily reflects our investment in marketable securities and restricted investments of approximately $396.3 million and purchases of property and equipment of $49.0 million, partially offset by $332.4 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $40.5 million in 2013 related to the WCSC and Missouri Care acquisitions.

During the nine months ended September 30, 2012, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $388.2 million and purchases of property and equipment of $47.7 million, partially offset by $367.8 million of proceeds from maturities of marketable securities and restricted investments.

Net Cash Provided By Financing Activities

Net proceeds from additional borrowings under our senior secured credit agreement of $228.5 million increased net cash provided by financing activities for the nine months ended September 30, 2013 compared to the same period of the prior year, Additionally, net funds received for the benefit of members provided net cash of approximately $7.2 million during the nine months ended September 30, 2013, while net cash paid for the benefit of members was approximately $57.2 million for the same period in 2012. These funds represent subsidies received from CMS, net of related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk. These additional proceeds were partially offset by $28.5 million of payments on debt during the nine months ended September 30, 2013, compared to $7.5 million for the same period in 2012. The increased payments on debt during the 2013 period is due to the additional borrowings in February 2013 in connection with the second amendment to our credit agreement.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $69.8 million at September 30, 2013.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control within three years of the effective date of the Settlement, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Capital Resources

Credit Facility

Our senior secured credit agreement (the "Credit Agreement") provides for total available credit of $515.0 million, comprised of a $365.0 million term loan facility and a $150.0 million revolving credit facility, which may be used for general corporate purposes. Each of the term loans and revolving credit facility are set to expire in August 2016. Payments of principal on the term loans are due on a quarterly basis through July 31, 2016. The annual interest rate on outstanding term loans was 1.94% and 1.75% as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, our outstanding term loan balance was $336.5 million, of which $39.9 million is included in the current portion of long-term debt and $296.6 million in the long-term debt line items in our consolidated balance sheet. As of September 30, 2013 and as of the filing date of this 2013 Form 10-Q, we have not drawn any amounts under the revolving credit facility.

For additional information about our long-term debt, see Note 8 – Debt to the Consolidated Financial Statements.

Shelf Registration Statement

In August 2012, we filed a shelf registration statement on Form S-3 with the Commission that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of September 30, 2013, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At September 30, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the nine months ended September 30, 2013, we received $107.0 million in cash dividends from our regulated subsidiaries.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2012 Form 10-K.

Contractual Obligations

In our 2012 Form 10-K, we reported our contractual obligations as of December 31, 2012. Since then, the Company borrowed an additional $230.0 million in term loans in connection with the amendment of our Credit Agreement on February 12, 2013. See Note 8 – Debt within the Consolidated Financial Statements for further information. As of September 30, 2013, our contractual obligations for long-term debt are as follows:

Payments due within:
The current year	$9.5
1 - 3 years	327.0
$336.5

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the three months ended September 30, 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

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

CMS generally performs the Part D payment reconciliation in the fourth quarter of the following plan year based on prescription drug event data we submit to CMS within prescribed deadlines. After the Part D payment reconciliation for coverage gap discount subsidies, we may continue to report discounts to CMS for 37 months following the end of the plan year. CMS will invoice manufacturers for these discounts and we will be paid through the quarterly manufacturer payments. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies.

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

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of September 30, 2013 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the nine months ended September 30, 2013 were decreased by 1%, our net income would decrease by approximately $74.3 million. If the completion factors were increased by 1%, our net income would increase by approximately $72.6 million.

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

For the three months ended September 30, 2013, we recognized approximately $47.5 million of net unfavorable development, which includes approximately $16.3 million of unfavorable development related to prior fiscal years and $31.2 million of unfavorable development relating to the first half of 2013. For the three months ended September 30, 2012, medical benefits expense was impacted by approximately $15.4 million of net unfavorable development, which includes approximately $23.3 million of unfavorable development related to the first half of 2012, partially offset by $7.9 million of favorable development related to prior fiscal years. The net unfavorable development recognized in the three month periods ended September 30, 2013 and 2012 was due mainly to higher than projected medical costs in our Medicaid segment. For the nine months ended September 30, 2013, medical benefits expense was impacted by approximately $7.1 million of net unfavorable development while for the nine months ended September 30, 2012, net favorable development related to prior years impacted medical expense by $79.7 million. The net unfavorable development recognized in the nine month period ended September 30, 2013 was due to the 2012 medical cost trend emerging unfavorably compared to our previous estimates, mostly in our Medicare segment. The net favorable development recognized in the nine month period ended September 30, 2012 was due to the 2011 medical cost trend emerging favorably compared to our previous estimates, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments.

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

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. To determine whether goodwill is impaired, we perform a multi-step impairment test. First, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will then measure the fair values of the reporting units using a two-step approach. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process.

We elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values and therefore no impairment charges were recorded during the three and nine months ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Investment Return Market Risk

As of September 30, 2013, we had cash and cash equivalents of $1,390.6 million, investments classified as current assets of $317.6 million, long-term investments of $87.0 million and restricted investments on deposit for licensure of $82.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2013, the fair value of our fixed income investments would decrease by approximately $3.6 million. Similarly, a 1% decrease in market interest rates at September 30, 2013 would increase the fair value of our investments by approximately $4.0 million.

Interest Rate Market Risk

We are exposed to changes in interest rates under our Credit Agreement which is subject to variable interest rates dependent upon Adjusted LIBOR (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the applicable margin, which ranges from 1.50% to 3.25% per annum for Eurodollar Loans (as defined in the Credit Agreement). Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. At September 30, 2013, a 100 basis point increase in assumed interest rates on borrowings under our Credit Agreement would have an annual impact of $3.4 million in increased interest expense. Similarly, a 100 basis point decrease in assumed interest rates at September 30, 2013 would decrease interest expense by $3.4 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Consolidated Financial Statements of this 2013 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in "Item 2. Forward Looking Financial Statements" is incorporated herein by reference. The following amends and restates the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2012 Form 10-K.

Failure to maintain satisfactory quality scores could negatively impact our premium rates, subject us to penalties, limit or reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, which would have a material adverse effect on our business, rate of growth and results of operations.

Quality scores are used by certain agencies to establish premium rates or, in the case of the Centers for Medicare and Medicaid Services (“CMS”), to pay bonuses to better-performing Medicare Advantage (“MA”) plans that enable those plans to offer improved member health benefits to attract more members. In certain states, plans that do not meet the quality measures can be required to refund premiums previously received, or pay penalties, or the plan may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In 2013, our MA plans in Arizona, Georgia, Louisiana and Missouri each received a quality score, or "Star Rating", of 2.5. If our star ratings do not improve, these plans may be terminated by CMS as early as plan year 2015. In addition, if the state determines that we have failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, at the discretion of the state. We are unable to predict what actions the state may take, if any, when assessing our contractual performance.
In addition, lower quality scores compared to our competitors may result in us losing potential new business in new markets, failing to obtain regulatory approval for acquisitions and expansions, and dissuading potential members from choosing our plan in markets in which we already compete. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth and results of operations.
Medicaid premiums are fixed by contract and do not permit us to increase our premiums during the contract term, therefore, if we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could cease to be profitable.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive (the “medical benefits ratio” or “MBR”) can create significant changes in our financial results. Factors that may cause medical benefits expense to exceed our estimates include:

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

If our medical benefits expense increases and we are unable to manage these medical costs effectively in the future, our profits would likely be reduced or we may not remain profitable.
Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, determined by the types of members in our plans. These payments are fixed by contract and we are obligated during the contract period, which is generally one to four years, to provide or arrange for the provision of health care services as established by states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. If our medical benefits expense exceeds our estimates or our regulators’ actuarial pricing assumptions, and we are unable to adjust the premiums we receive under our current contracts, it could have a material adverse effect on our results of operations.
In addition, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for a Supplemental Security Income (“SSI”) member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes, there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow and results of operations.
Our membership is concentrated in certain geographic areas in the U.S., and unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in those geographic areas could therefore have a disproportionately adverse effect on our operating results. For the nine months ended September 30, 2013 and the year ended December 31, 2012, three of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes: Florida, Georgia and Kentucky.
Some provider contracts are directly tied to state Medicaid fee schedules, which the state or CMS may increase without granting a corresponding increase in premiums to us. For example, in connection with Florida's Medicaid reform initiative, the Florida Agency for Health Care Administration ("AHCA") has recently implemented a new payment structure for covered inpatient services under Florida Medicaid's fee-for-service program. As of July 1, 2013, AHCA is reimbursing providers for such services based on a diagnosis related group ("DRG") schedule. This change impacts the payments we make to our contracted providers whose contracts with us are tied to Florida Medicaid fee-for-service rates. In addition, we are in the process of transitioning other contracted inpatient service providers in our Florida Medicaid network to this payment methodology. We have experienced similar types of adjustments in other states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.
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
We may be unable to offset the reductions in premium revenue of our MA and our PDP plans due to sequestration and the effect on our results of operations may be material.

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. A 2% rate reduction to the Medicare program began on April 1, 2013, which will decrease our premium revenue for our MA and prescription drug plan (“PDP”) segments. The Continuing Appropriations Act, 2014 included continued spending reductions and sequestration may continue annually for a 10-year period, in the absence of further legislative action. We may be unable to offset this reduction in premium revenue, and the effect on our results of operations may be material.
Difficulties in successfully executing acquisitions, expansions and other significant transactions may have a material adverse effect on our results of operations, financial position and cash flows.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. In 2012, we completed two acquisitions, Easy Choice in California and Desert Canyon in Arizona, and in the first quarter of 2013, we completed our acquisition of UnitedHealth Group Incorporated’s South Carolina Medicaid plan and Aetna, Inc.’s Missouri Medicaid plan.

In September 2013, we announced that we entered into an agreement to acquire Windsor Health Group, Inc. (“Windsor”) from Munich Health North America, Inc, a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with Medicare Advantage, Prescription Drug Plan and Medicare Supplement products. We currently expect this transaction to close during December 2013 or January 2014, subject to customary regulatory approvals. Also, in September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc., which operates a Medicaid health plan in 12 counties in New Jersey. We expect the acquisition to close during the first quarter of 2014, subject to customary regulatory approvals.
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
Once acquired, we may have difficulties integrating the businesses within our existing operations, due to:

•	new associates who must become familiar with our operations and corporate culture;

•	acquired provider networks that operate on different terms than our existing networks and whose contracts may need to be renegotiated;

•	existing members who decide to switch to another health care plan;

•	disparate administrative and information technology systems; and

•	difficulties implementing our operations strategy to operate the acquired businesses profitably.

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

Our rate of expansion into other geographic areas may also be inhibited by:

•	the time and costs associated with obtaining the necessary license to operate in the new area or the expansion of our licensed service area, if necessary;

•	lower quality scores compared to our competitors;

•	participation in fewer lines of business compared to our competitors;

•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•	CMS or state contract provisions regarding quality measures, such as CMS star ratings (“Star Ratings”);

•	competition, which increases the cost of recruiting members;

•	the cost of providing health care services in those areas;

•	demographics and population density; and

•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

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
In addition, when making award determinations and regulatory approvals of acquisitions and expansions, regulators frequently consider the plan’s historical regulatory compliance, litigation and reputation and we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result of the previous federal and state investigations, stockholder and derivative litigation, the restatement during 2009 of our previously issued financial statements and related matters, and the criminal trial of certain of our former executives and employees that concluded in the second quarter of 2013, we have been, and may continue to be, the subject of negative publicity. As a result, continuing negative publicity and other negative perceptions regarding these matters may adversely affect our ability to grow.
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
Furthermore, we may incur unusual or non-recurring expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions, as well as the ongoing management of our business and operations.
Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Future changes in existing health care laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to change our operating structure;

•	increasing mandated benefits;

•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	restricting our revenue and enrollment growth;

•	requiring us to restructure our relationships with providers; and

•	requiring us to implement additional or different programs and systems.

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (claims for which no additional information is needed) payment methodologies and timing, mandatory network inclusion of certain providers, mandated increases in provider reimbursement rates, physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may materially adversely affect our profitability.
The requirements of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”) may have a material adverse effect on our results of operations and cash flows.
We believe the Affordable Care Act will bring about significant changes to the American health care system. These measures are intended to expand the number of United States residents covered by health insurance and make other coverage, delivery, and payment changes to the current health care system. The costs of implementing the Affordable Care Act will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare.

The Affordable Care Act will also impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and annual assessments on all health insurers, worth approximately $8 billion beginning in 2014, which will increase in subsequent years. The imposition of this assessment will adversely impact our operating margins. In addition, in states in which we compete with not-for profit Medicaid health plans, we may need to reduce margins in order to assure price competitiveness. As a result, this new tax may have a material adverse effect on our results of operations, financial position and cash flows.
On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the Affordable Care Act and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the Affordable Care Act or may attempt to replace the legislation with amended provisions or repeal it altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Affordable Care Act could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels.

Regulations related to the Affordable Care Act, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by:

•	restricting revenue, enrollment and premium growth in certain products and market segments;

•	restricting our ability to expand into new markets;

•	increasing our medical and administrative costs; and

•	lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments.

In addition, the response of other companies to the Affordable Care Act and adjustments to their offerings, if any, could have a meaningful impact in the health care markets.
The Affordable Care Act includes a number of changes that could impact the way MA plans will operate, such as:

•
CMS Star Ratings. Certain provisions in the Affordable Care Act tie MA premiums to the achievement of Star Ratings. Beginning in 2012, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Initially, quality bonuses were limited to the few plans that achieved a four or higher overall Star Rating, but CMS expanded the quality bonus to plans with a three overall Star Rating for a three year period through 2014. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years will be excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. In addition, Part C and Part D Medicare plans with Star Ratings of less than three stars for three consecutive years may be terminated at CMS’ discretion beginning on January 1, 2015. Our plans in Georgia, Louisiana, Missouri and Arizona have less than three stars. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum MLRs. Beginning in 2014, the Affordable Care Act requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans, including Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees).

From 2010 through 2020, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D will be gradually closed, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our Part D programs.
The health reforms in the Affordable Care Act present challenges for our Medicaid business. The reforms allow states to expand eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the Affordable Care Act will be positive or negative for our Medicaid business.
Recent changes in our senior management, workforce and operations may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our senior management, workforce and operations.  Effective as of October 31, 2013, Alec Cunningham’s employment was terminated, without cause, and he is no longer serving as our Chief Executive Officer. On October 31, 2013, David Gallitano, our Chairman of the Board, was named our Chief Executive Officer on an interim basis.  We are retaining an executive search firm to identify a new Chief Executive Officer. In September 2013, we terminated, without cause, the employment of Walter Cooper, the Chief Administrative Officer, and Dan Paquin, President National Health Plans.  Michael Polen was promoted to a newly created position of Senior Vice President, Operations.  In October 2013 we announced that Blair Todt, Senior Vice President, Chief Compliance Officer would fill the newly created role of Senior

Vice President, External Affairs and Cyndi Baily would be promoted to Senior Vice President, Chief Compliance Officer.  In addition, we also eliminated approximately 280 positions and aligned complementary functions to reduce cost and optimize performance.  These changes in our senior management, workforce and operations may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock. Additionally, we may not be able to fully realize the expected cost savings or improved operational efficiency.

We encounter significant competition for program participation, members, network providers, key personnel and sales personnel and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our business, growth prospects and results of operations.

We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share, greater financial resources and better quality scores than we have in some markets. We operate in, or may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable businesses which could have a material adverse effect on our results of operations.
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
We may not be able to attract or retain qualified management, clinical and commercial personnel in the future due to the intense competition for qualified personnel in the managed care and health care industry and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition, we have in the past and may in the future modify our senior management structure, which could impact our retention of employees and management.
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
To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, maintain or increase our revenue growth, and control medical cost trends, and/or our pricing flexibility, may be adversely affected. Failure to compete successfully in the markets we serve may have a material adverse effect on our business, growth prospects and results of operations.

Risk-adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations, financial position and cash flows.

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
Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, reduced premium rates, or delayed payment of earned premiums may adversely impact our business, financial condition or results of operations.

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
We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, Children’s Health Insurance Program (“CHIP”) and Aged, Blind and Disabled (“ABD”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the nine months ended September 30, 2013 and the year ended December 31, 2012, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.
Our Florida Medicaid contracts expire in August 2015, however we currently anticipate that these will be terminated early in connection with the implementation of the Managed Medical Assistance program (the "MMA program”), which replaces the prior Medicaid program. Our Staywell Health Plan has been recommended for contract awards by AHCA in eight out of the state’s 11 regions. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by October 2014.
Our contracts with other states are generally intended to run for one to three years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. Our current state contracts are set to expire or renew between January 2014 and December 2015. When our state contracts expire, they may be opened for bidding by competing health care providers. There is no guarantee that our contracts will be renewed or extended. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.
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
Based on the outcome of our 2013 Medicare PDP bids, our plans are below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. In 2013, newly-eligible members are being auto-assigned into our plans for the 14 regions that are below the benchmark. We retained our auto-assigned members in the five regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2013. As of January 1, 2013, the beneficiaries who had previously been auto-assigned to our plans in the 15 regions in which our bids were neither below the benchmark nor within the de minimis range were reassigned to other plans. Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids, which resulted from the realignment of our benefit designs and cost structure.
We are subject to extensive government regulation and risk of litigation, and any violation by us of the terms of our contracts, applicable laws or regulations could have a material adverse effect on our results of operations.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders and creditors. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. Any violation by us of applicable laws or regulations could reduce our revenues and profitability, thereby having a material adverse effect on our results of operations.

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ alleged malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or adverse result from litigation could result in:

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future acquisitions or service or geographic expansion; and

•	suspension or loss of one or more of our licenses to act as an insurer, HMO or third party administrator or to otherwise provide a service.

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
For example, in October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of its civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act. We also learned from a docket search that a former employee filed a qui tam action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. With respect to these actions, in April 2012, we announced that we reached a settlement with the Civil Division, the Civil Division of the United States Attorney’s Office for the Middle District of Florida, and the Civil Division of the United States Attorney’s Office for the District of Connecticut. However, other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future.
We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with these audits, see “Risk-adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations” above.
In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling health care and other insurance products and the payments they receive. These have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of brokers and agents who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.
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

Our ability to enter new markets may be hindered in situations where we need to access the public markets and financing may not be available on terms that are favorable to us. Financing may only be available to us with unfavorable terms such as high rates of interest, restrictive covenants and other restrictions that could impede our ability to profitably operate our business and increase the expected rate of return we require to enter new markets, making such efforts unfeasible.

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

On April 26, 2011, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with the Office of the Inspector General of the Department of Health and Human Services (“OIG-HHS”). The Corporate Integrity Agreement has a term of five years and concludes the previously disclosed matters relating to us under review by OIG-HHS. The Corporate Integrity Agreement requires us to maintain various ethics and compliance programs that are designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for new employees, who we call associates, requirements for reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, our reporting practices and bid submissions to federal health care programs.
If we fail to comply with the terms of the Corporate Integrity Agreement, we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS may exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our results of operations.
Our indemnification obligations and the limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation. In connection with some of these pending matters, including the recent criminal trial of certain of our former executives and associates, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses and expect to continue to do so while these matters are pending. We have exhausted our insurance for the expenses associated with the criminal trial of our former executive officers and associates, and the related government investigations that commenced in 2007, and expenses incurred by us for these matters will not be further reimbursed.
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

Our investment portfolio represents a significant portion of our assets and is subject to general credit, liquidity, market and interest rate risks. Market fluctuations in the securities and credit markets could impact the value or liquidity of our investment portfolio and adversely impact interest income. As a result, we may experience a reduction in value or loss of liquidity which may materially impact our results of operations, liquidity and financial condition.

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
In addition, certain of our settlements require us to make additional payments upon the occurrence of certain change of control events. In the settlement with the Civil Division, we agreed to pay $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided the transaction exceeds certain thresholds. Additionally, if, on or before December 17, 2013, we are acquired or otherwise experience a change in control at a share price of $30.00 or more, we will be required to pay an additional $25.0 million in connection with the securities class action.
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

Failure to keep our computer networks, information technology systems, computers and programs and our members’ and customers’ sensitive information secure from attack, damage or unauthorized access, whether as a result of our action or inaction or that of one of our business associates or other vendors, could adversely affect our reputation, membership and revenues and also expose us to mandatory disclosure to the media, contract termination, litigation (including class action litigation), and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results or financial condition.

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

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), modified certain provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic health records, expanding enforcement mechanisms, and increasing penalties for violations. Civil penalties for HIPAA violations by covered entities are up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. HHS is required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties became mandatory in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement and, within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations.

In addition, the HITECH Act requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

The HITECH Act also contains a number of provisions that provide incentives for states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these do not apply to us directly, states wishing to apply for grants under the HITECH Act, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. We are unable to predict what such requirements may entail or what their effect on our business may be.

On January 25, 2013, HHS, as required by the HITECH Act, issued the Final Omnibus Rules that provide final modifications to HIPAA rules to implement the HITECH Act. The various requirements of the HITECH Act have different compliance dates, some of which have passed and some of which will occur in the future. We will continue to assess our compliance obligations as regulations under HIPAA as modified by the HITECH Act continue to become effective and more guidance becomes available from HHS and other federal agencies. The evolving privacy and security requirements, however, may require substantial operational and systems changes, associate education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the evolving regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under the HITECH Act and may require us to incur significant costs in order to seek to comply with its requirements.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 1, 2014, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 1, 2013.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of February 12, 2004, between WellCare Holdings, LLC and WellCare Group, Inc.	S-1/A	June 8, 2004	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
10.1	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	October 2, 2013	10.1
10.2	Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	October 2, 2013	10.2
10.3	Non-Executive Officer Severance Plan*†
10.4	Amended and Restated Non-Employee Director Compensation Policy*†
10.5
Amendment No. 4 to Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (“Contract No. FA971”) †

10.6	Amendment No. 5 to Contract No. FA971 †
10.7	Amendment No. 3 to Contract No. FA972 by and between AHCA and WellCare of Florida, Inc. d/b/a HealthEase †
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Taxonomy Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.