Form 10-K
period 2013-12-31
WELLCARE HEALTH PLANS, INC.
filed 2014-02-14
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2013 was approximately $2.4 billion (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 12, 2014, there were outstanding 43,772,602 shares of the registrant's Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this 2013 Form 10-K which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of closing of pending acquisitions, the reimbursement of the health insurance industry fee by state Medicaid programs, the timing of the launch of new programs, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our sales and marketing strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2013 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation or suspension of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, government-imposed surcharges, taxes or assessments, reductions in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, may affect our ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the health insurance industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively manage growth, our ability to address operational challenges relating to new business, our ability to effectively execute and integrate acquisitions, potential reductions in Medicaid and Medicare revenue, including due to sequestration, our ability to negotiate with our state Medicaid customers regarding reimbursement of the ACA fee, the satisfaction of the closing conditions for pending acquisitions, the receipt of regulatory approval for pending acquisitions and the ability of state customers to launch new programs on their announced timeline. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

PART I

Item 1. Business.
OVERVIEW
We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2013, we served approximately 2.8 million members in 49 states and the District of Columbia. We estimate that we are among the 10 largest Medicaid providers of managed care services plans, and among the ten largest providers of Medicare Advantage ("MA") plans and prescription drug plans ("PDPs"), all as measured by membership. Furthermore, we serve Medicaid programs and/or offer MA plans in 7 of the top 10 states based on combined annual Medicaid and Medicare expenditures. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

As of December 31, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and South Carolina. In addition, we offered MA coordinated care plans ("CCPs") in certain counties in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas. We also offered stand-alone Medicare PDPs in 49 states and the District of Columbia. Effective January 1, 2014, as a result of our acquisition of Windsor Health Group, Inc. ("Windsor"), we began serving MA members in certain counties in Arkansas, Mississippi, South Carolina and Tennessee, as well as offering Medicare Supplement products in 40 states. See further discussion below under "Pending and Completed Acquisitions".

As of December 31, 2013, our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, California CCP, and Arizona CCP, which we offer under the names 'Ohana, Easy Choice and Desert Canyon Community Care, respectively. For our Medicaid plans, we offer a number of brand names depending on the state, consisting of the Staywell and HealthEase brand names in Florida, the 'Ohana brand name in Hawaii, the Harmony brand name in Illinois, the Missouri Care brand name in Missouri and the WellCare brand name in Georgia, Kentucky, New Jersey, New York and South Carolina.

We were formed as a Delaware limited liability company in May 2002 and began our operations in Florida, New York and Connecticut. We completed the acquisition of the health plans through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

Membership Concentration

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2013.

		Medicare Membership		Total Membership	Percent of Total Membership
State	Medicaid	MA	PDP
Florida	486,000	81,000	40,000	607,000	21.3%
Georgia	540,000	28,000	35,000	603,000	21.2%
Kentucky	292,000	3,000	13,000	308,000	10.8%
New York	98,000	46,000	38,000	182,000	6.4%
Illinois	141,000	14,000	23,000	178,000	6.3%
All other states (1)	202,000	118,000	648,000	968,000	34.0%
Total	1,759,000	290,000	797,000	2,846,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

Pending and Completed Acquisitions
In January 2014, we acquired Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of January 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 40,000 members in 39 states. Windsor also offers PDPs in 11 of the 34 regions of the Centers for Medicare & Medicaid Services ("CMS").
In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), which operates a Medicaid health plan in 12 counties in New Jersey. As of December 2013, Healthfirst NJ serves approximately 47,000 Medicaid members in 12 counties in the state. The acquisition is expected to close during the second quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, Healthfirst NJ’s member and physician rosters will be acquired by us and Healthfirst NJ will wind down operations.
In March 2013, we acquired Missouri Care, Incorporated ("Missouri Care"), from Aetna, Inc. As of December 31, 2013, Missouri Care served more than 104,000 Missouri HealthNet Medicaid program members in 54 counties across the state. Missouri Care has an extensive provider network that includes more than 50 hospitals and 9,500 physicians.
In January 2013, we acquired UnitedHealth Group Incorporated's Medicaid business in South Carolina. As of December 31, 2013, WellCare of South Carolina, Inc., formerly known as UnitedHealthcare of South Carolina, Inc., served approximately 50,000 Medicaid members in 39 of the state’s 46 counties, including the Columbia and Greenville metropolitan areas, through the South Carolina Healthy Connections Choices program. It has a network that includes more than 30 hospitals, 1,800 primary care physicians, and 2,000 specialists.
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
Mission

Our primary mission is to:

•	Enhance our members' health and quality of life;

•	Partner with providers and governments to provide cost-effective health care solutions; and

•	Create a rewarding and enriching environment for our associates.
Our business model and strategy are differentiated from some managed care companies because we serve only government health care programs, which allows us to focus on the specific needs of the people eligible for these types of programs. We believe we are further distinguished by having achieved meaningful scale in three important programs-Medicaid, MA, and Medicare PDPs.
A key driver of our performance has been our three-product strategy: leveraging the complementary aspects of our meaningfully scaled positions in Medicaid, MA, and PDPs in order to generate better results from each program than we would were we serving only one program. We believe the strategy enhances our revenue growth because we have multiple product and program opportunities by which we can enter a new state or service area. Once established in a market, our ability to expand into other products is strengthened by the existence of our provider network, service infrastructure, and regulatory relationships. With respect to costs, offering multiple products within a service area better leverages our local investments and infrastructure, including our provider network, community support, regulatory relationships, and staffing. Providing a more comprehensive set of services not only reduces our costs associated with obtaining members, it also provides a better care experience for our members. Finally, the three-product strategy drives greater diversification of sources of revenue and earnings, and, consequently, a stronger and more stable capital position from which to serve our government customers, members, and business partners.
A natural extension of our three-product strategy is our focus on serving lower income individuals and those who are dually eligible for Medicaid and Medicare. Our provider network, community support relationships, service infrastructure, and other important elements of our business model all are targeted to serving Medicaid eligibles and Medicare eligibles who may be economically disadvantaged. This focus, combined with significant expected growth in these programs, offers us a sizable opportunity to meet the needs of a generally underserved market and further differentiates us from other managed care companies.

Aligned with our business strategy are four long-term business priorities:

•	Improve health care quality and access;

•	Optimize financial performance;

•	Deliver prudent, profitable growth; and

•	Achieve service excellence.

Improve health care quality and access
We work closely with our provider partners and government customers to further enhance health care delivery and improve the quality of, and access to, health care services for our members. We are focused on preventive health, wellness and care management programs that help our government customers provide quality care within their fiscal constraints and offer us long-term opportunities for prudent, profitable growth. Our investments in quality have led to improvement in our results. Since 2010, we have achieved accreditation by the National Committee for Quality Assurance (“NCQA”) for our health plans in Florida, Georgia, Hawaii, Missouri and South Carolina. Our goal is to achieve accreditation for all of our health plans. We also have realized improvement in our MA and PDP quality ratings, also known as “Star Ratings.” Based on Star Ratings recently reported by CMS, 84% of our December 31, 2013 MA membership will be served in a plan rated three stars or better on an overall basis for 2014.

Optimize financial performance
As both a government contractor and a publicly-held company, we have an obligation to be good stewards of our premiums, income and other financial resources. We strive to align our expense structure with our revenue base and continually assess opportunities to maintain appropriate medical benefit ratios, contain administrative costs, generate earnings that enable us to re-invest in our business, and provide an attractive rate-of-return to our shareholders. We also continue to invest in technology, regulatory compliance, and other infrastructure with the objective, among others, of improving efficiency and service quality. As a result of initiatives and investments, we have achieved meaningful improvement in our operating efficiency and leveraging of our fixed costs. During 2013 we undertook changes to our organizational structure to drive efficiency. Our administrative expense ratio, excluding government investigation-related expenses, has decreased from 10.6% in 2010 to 8.5% in 2013, or 210 basis points. With respect to medical benefits expense, our initiatives are focused on reductions in unit costs as well as optimizing utilization of services and eliminating waste and abuse for medical and pharmacy services and products.

Deliver prudent, profitable growth
We pursue opportunities for prudent, profitable growth through an approach we define as “bid, build, and buy,” deploying a combination of organic growth activities supplemented by acquisitions. Bidding includes Medicaid procurements of new and existing programs, as well as annual bids for PDPs and similar activities. Growth through "building" is focused on creation of the marketing, network, community support, and other capabilities required to expand organically into new service areas. Since 2012, acquiring businesses with important market and/or product positions has supplemented our organic growth. These bid, build, and buy initiatives have resulted in a 76% increase in our total revenues from $5.4 billion in 2010 to $9.5 billion in 2013.

Achieve service excellence
WellCare’s “mission to serve” starts with our members, but it does not end there. We are committed to continually helping our members access the right care at the right time in the appropriate setting; partnering with providers to improve outcomes and quality; and serving our government customers via quality, cost-effective health care solutions. We seek to instill a culture of service in everything we do, both internally and externally.

From our headquarters in Tampa, we manage our shared services operations, which primarily handle high volume transactions that lend themselves to centralized management and provide scale efficiencies. These functions include customer service, claims processing, and utilization management, among other operations. Our shared services operations are complemented by our local market management. In each of the states in which we operate a sizable health plan, we have a market leader who manages customer-facing functions such as member outreach, provider and quality management, and state government relations. Through this model, we adapt our shared services platform to meet the specific needs of each market and customer that we serve. This approach enables us to provide access to high quality by our members and culturally sensitive health care services.

For a list of key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2013, and in the 2014 period prior to issuance of this 2013 Annual Report on Form 10-K, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.
OUR BUSINESS - MEDICARE AND MEDICAID HEALTH PROGRAMS
Government-sponsored coverage is an important element of the United States’ health care system. According to CMS, federal and state spending on Medicaid, Children's Health Insurance Programs ("CHIPs"), and Medicare is expected to have exceeded $1.0 trillion and aided over 113 million people in 2013. By 2018, CMS anticipates spending on these three programs to grow to nearly $1.5 trillion. Managed care solutions have a well-established track record of helping governments improve health care quality and access for beneficiaries while strengthening the fiscal sustainability of these programs. Given economic conditions, demographics, budget challenges, and the proven success of managed care programs, we believe state governments and the federal government will continue to turn to managed care solutions to help achieve program objectives.
A “managed care” plan is a system that manages health care services for an enrolled population rather than simply providing or paying for them. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to “manage” care, including care management, capitation, risk-sharing or incentive-based arrangements with providers, the use of primary care physicians to act as primary care gatekeepers and the use of preferred provider networks.

The Congressional Budget Office ("CBO") estimated that in September 2013, approximately 57 million people were covered by the joint state and federally funded Medicaid program and approximately 52 million people were covered by the federally funded Medicare program. Of these, approximately 9 million people were dual-eligibles. In addition, in 2012, approximately 8.1 million children were covered by joint state and federally funded CHIP programs.

Medicare
The 1965 amendments to the Social Security Act also created the Medicare program, which provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities. Medicare is solely a federal program. The Medicare program consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services, and home health care. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to annual deductibles. Parts A and B are referred to as “Original Medicare.”
Since the 1970s, Medicare beneficiaries have had the option to receive their Medicare benefits through private health plans, mainly HMOs, as an alternative to Original Medicare. This program is referred to as Medicare Part C. The Balanced Budget Act of 1997 named Medicare’s managed care program “Medicare+Choice,” and in 2003 under the Medicare Modernization Act (the “MM Act”), the private health plan program was renamed Medicare Advantage. In geographic areas where a managed care organization has contracted with CMS pursuant to the MA program, Medicare beneficiaries may choose to receive benefits from an MA organization under Medicare Part C. Private plans provide benefits to enrollees that are at least comparable to those offered under Original Medicare and can include prescription drug coverage and supplemental benefits. Part C benefits are provided through HMOs, preferred provider organizations and private fee-for-service plans. MA plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.
The MM Act also established Medicare Prescription Drug Coverage, or Part D, in 2003. Effective January 1, 2006, stand-alone PDP plans could be offered to individuals eligible for benefits under Part A and/or enrolled in Part B. Plans can include varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forgo Part D drug coverage. Beneficiaries enrolled in Medicare Advantage Plans can join a plan with Part D coverage, select a stand-alone PDP or forgo Part D coverage. Beneficiaries who are dually-eligible for Medicare and Medicaid, and certain beneficiaries who qualify for the low-income subsidy ("LIS") but do not enroll themselves in a PDP, are automatically assigned to a plan by CMS. These assignments are made among those PDPs that submitted bids below the applicable regional benchmarks for standard Part D plans.
Medicare Supplement policies were first introduced in 1971 as additional coverage for some of the cost sharing requirements of Original Medicare. The standardization of these Medicare Supplement plans began with the passing of the Social Security Disability Amendments of 1980, which set voluntary standards for the Supplement plans. The Omnibus Reconciliation Act of 1990 further standardized the plans by limiting them to standard benefit structures while adding several consumer protections such as guaranteed plan renewability and minimum loss ratios among others. To be enrolled in a Medicare Supplement plan, an individual must pay a monthly plan premium. Depending on the plan type selected, the Medicare Supplement plan would pay all or a part of the cost sharing amount for health care services that the individual received while covered under Original Medicare. In 2012, Medicare Supplement plans covered approximately 10.2 million people.
According to CMS, Medicare expenditures have increased from $225 billion in 2000 to an estimated $604 billion in 2013 and are anticipated to further increase to $828 billion in 2018. The number of Medicare beneficiaries is expected to grow from 51 million in 2013 to 59 million in 2018. As of September 2013, 28% of Medicare beneficiaries, or 14.4 million people, are enrolled in an MA plan, and 22.7 million are enrolled in PDPs.

Medicaid

Medicaid was established by the 1965 amendments to the Social Security Act of 1935 as a joint federal-state program to provide medical assistance to low-income and disabled persons. It is state operated and implemented, although it is funded and regulated by both the state and federal governments. Within federal guidelines, each state may define its own package of covered medical services, resulting in considerable variation in the types of services covered and the amount of care provided across states. Many states offer a variety of public health insurance programs for low-income residents, including Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") as well as other state-based programs that are not part of the Medicaid program, such as CHIP and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children; ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. See further discussion below under "Children's Health Insurance Program (CHIP)". MLTC programs are designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Macroeconomic conditions in recent years have, and are expected to continue to, put pressure on state budgets as the Medicaid eligible population increases, creating more need and competition for funding with other state priorities. As Medicaid consumes more and more of the states' limited dollars, states must either increase their tax revenues or reduce their total costs. Since states are limited in their ability to increase their tax revenues, states often look to reduce costs by reducing funds allotted for Medicaid or finding ways to control rising Medicaid costs, which may include reducing premium rates or imposing further restrictions on beneficiary eligibility. We believe that one of the most effective ways to control rising Medicaid costs is through managed care.

States have traditionally provided Medicaid benefits using a fee-for-service system. However, states are now more frequently implementing a managed care delivery system for Medicaid benefits. In a managed care delivery system, people get most or all of their Medicaid services from a managed care plan or other type of organization under contract with the state. According to the Kaiser Family Foundation, in 2012 all states except Alaska and Wyoming have implemented comprehensive managed care programs. Approximately two-thirds of all Medicaid beneficiaries are in some form of a managed care arrangement, either on a voluntary or mandatory basis. With the passage of health care reform legislation (as discussed below), states are expected to expand coverage under the Medicaid program to an estimated 7 million additional beneficiaries in 2014, which will increase to 12 million additional beneficiaries in 2022, according to the CBO. Expansion of Medicaid is likely to increase the number of people enrolled in and the amount of spending for managed care. Accordingly, the opportunity for growth in managed care may be significant.

According to CMS, federal and state spending on Medicaid and CHIP has increased from $203 billion in 2000 to an estimated $430 billion in 2013, and is forecasted to grow to $655 billion in 2018. The population aided by these programs is anticipated to increase from 62 million in 2013 to 79 million in 2018.

Children's Health Insurance Program (CHIP)

We provide services under the CHIP program in eight states. In some states, like Hawaii, those beneficiaries are served as a part of the state’s Medicaid program. These CHIP programs are referred to as expansion programs. In other states, including New York and Florida, the state’s CHIP program is operated separately. The New York program is referred to as Child Health Plus, the Florida program is referred to as the Florida Healthy Kids program. The CHIP program was established in 1997 to serve low income, uninsured children. In some states the program was extended to the parents of those children. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Affordable Care Act"), parents previously covered under CHIP may now instead be covered through the state’s Medicaid expansion or may be eligible for premium assistance and other subsidies through the state or federal exchange, as applicable. The Affordable Care Act maintains the CHIP eligibility standards for children in place as of enactment through 2019 and extends CHIP funding until October 1, 2015.

Dual-eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles". For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. Medicaid pays for services above and beyond what Medicare covers, which is often referred to as wrap-around coverage. Medicaid may also cover some beneficiary cost-sharing associated with Medicare services beneficiaries require. For Medicaid benefits that are not covered by Medicare, such as certain long-term care services, Medicaid covers the cost of these benefits unless there is another liable third-party payer. Medicaid is generally the payer of last resort. The Medicare and Medicaid services that dual-eligibles receive do not blend seamlessly with one another. The programs often have different eligibility requirements or scope of coverage for the same (or similar) services. Fragmentation can result in providers lacking information about the full range of services that their patients receive (which could compromise health care decision-making); beneficiary confusion; cost inefficiencies in Medicare and Medicaid; and poorer quality of care and health care outcomes for the beneficiary. We offer dual eligible special needs plans ("D-SNPs") in 94% of our MA service area counties.

According to the Kaiser Family Foundation, there are approximately 9.6 million dual-eligibles as of January 2014. The federal and state governments spend approximately $300 billion annually on the dual-eligible population, and, according to CMS, they make up 17% of Medicaid enrollees, but incur 39% of its expenses. Presently, only 12% to 15% of dual-eligibles are covered by private health plans. Improved care coordination is imperative to enhance care options for dual-eligibles as an aging population and increased life expectancy among Americans with disabilities increase the dual-eligible population. As such, dual-eligible programs have become an immediate target for both spending reductions and attempts to improve the quality of care beneficiaries receive. The Affordable Care Act created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee for service basis, which is required to produce cost savings.

Thirteen states have been selected by CMS to implement a capitated Duals Demonstration Program; an additional four are implementing a Duals Demonstration Program on a fee-for-service basis and one state is doing both. Of the states that have signed agreements with CMS to implement a capitated Duals Demonstration Program, we operate D-SNPs in three but will not be participating in those states’ Duals Demonstration Programs. However, we have received regulatory approval to continue to offer D-SNPs in those states. In November 2013, we were selected by South Carolina Healthy Connections Prime Medicaid to provide coordinated and integrated care for dual eligibles beginning July 1, 2014. We have applied to participate in the Duals Demonstration Programs in New York, but we may not be approved to participate in this program.

Among the states in which we operate that are planning to implement duals alignment demonstration programs in 2014, beneficiaries eligible for a duals alignment demonstration program who are currently enrolled in WellCare products may be subject to passive enrollment in two states, Ohio and Texas. Beneficiaries in Illinois and California will not be subject to passive enrollment in 2014. Those subject to passive enrollment in a Duals Demonstration Program will have the opportunity to opt out of the program and remain in a WellCare plan up until the last day of the month prior to the effective date of enrollment. While beneficiaries will have the ability to opt out of the Duals Demonstration Program on a monthly basis, they will not be able to enroll in a WellCare MA plan except during the annual open enrollment period or special election period, as none of our plans have 5 stars. However, if beneficiaries elect to opt out outside of the annual open enrollment or a special election period, they may choose to enroll in our PDP plans.

The guidance promulgated by CMS regarding the capitated Duals Demonstration Program requires a cost savings to both Medicare and Medicaid. To the extent that the assumed savings are deemed unrealistic, this could limit our participation. If the rates are deemed sufficient to support the provision of high quality care, we may choose to bid for participation in these programs.

Certain states’ Duals Demonstration Programs have not permitted us to participate, either because those states limit participation to plans currently serving their Medicaid population, or restrict participation to fee-for-service programs. For those states that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDP plans could be reduced, depending on the program design, eligible populations and state implementation time frame. Per CMS guidance,

Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

General Economic and Political Environment Impacting our Business

The U.S. health care economy currently comprises approximately 18% of the U.S. gross domestic product, according to CMS. We expect overall spending on health care in the U.S. to continue to rise due to inflation, evolving medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.
The general economic environment remains challenging, with continued high unemployment and sluggish job growth. Individuals have struggled to find jobs and incomes have not recovered to their pre-recession amounts. As a result, poverty levels have remained high, so more individuals qualify and enroll in Medicaid which increases program spending. At the same time, continued high unemployment has had a negative impact on state tax revenues, making it more difficult for states to pay their share of Medicaid spending increases. As a result, budgetary challenges at the federal and state level may continue. We expect that the state and federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers. The “maintenance of effort” requirements under the Affordable Care Act generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. These provisions were phased out for adults effective January 1, 2014 and will phase out for children in 2019.
Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. Effective April 1, 2013, payments to MA and PDP plans were reduced by 2%. We have been able to partially offset this impact by a reduction in reimbursements to health care providers; however, our 2013 results of operations were negatively impacted. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013, which provided that the 2% sequestration reduction to Medicare provider and plan payments continue in 2014 and extended the payments for two additional years through 2023, so our results of operations will continue to be negatively impacted. The Bipartisan Budget Act of 2013 also funded Medicare, Medicaid and CHIP for fiscal year 2014.
Our Medicare business will be subject to substantial margin compression in 2014. In addition to the 2% sequestration cut, on April 1, 2013, CMS announced revised 2014 benchmark rates, which will result in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. In April 2013, CMS also announced changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary’s diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.
The Bipartisan Budget Act of 2013 also delayed the cut to physician payments that would have resulted from the imposition of the sustainable growth rate formula through March 31, 2014, and replaced it with a 0.5% increase for services. If the sustainable growth rate formula cuts are imposed, the cuts could have a significant impact on health care provider willingness to participate in Medicare programs. Congress is working towards a permanent fix to this issue, but has not yet appropriated funds for these payments for the remainder of 2014 and may fail to do so, or may delay doing so which could cause delays in receipt of payments from CMS for our MA plans.
In addition, in 2014, the government will once again hit the debt ceiling, most likely in the middle or end of March. Action or inaction by Congress on the sustainable growth rate, the debt ceiling or budget issues could have a material adverse impact on our results of operations or cash flows.
Additionally, because the rate of growth of Medicare expenses is outpacing the growth rate of the economy, Congress has proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model, and various modifications including cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several proposals have been suggested to modify the Medicaid program including moving from a match program to a block grant, moving to a per-capita capitation system, and limiting the use of provider taxes to fund the state’s portion of the Medicaid program. We do not know whether any of these proposals will pass, or the impact any ultimate reform will have on our business.
Health Care Reform

In March 2010, the Affordable Care Act became law and significantly reformed various aspects of the U.S. health insurance industry. Financing for these reforms will come in part from substantial additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. While regulations and interpretive guidance on some provisions of the Affordable Care Act have been issued to date by the Department of Health and Human Services ("HHS"), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners ("NAIC"), there are many significant provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of this legislation on our overall business, which we expect to occur over the next several years.
The Affordable Care Act included a number of changes to the way MA plans operate, such as:

•
Reduced Medicare Premium Rates. In addition to the 2% sequestration cut, 2014 benchmark rates resulted in a decrease of between 2.0 to 4.0% and a further risk coding intensity reduction of 4.91% compared to 2013 rates.

•
CMS Star Ratings. Certain provisions in the Affordable Care Act tie MA premiums to the achievement of Star Ratings. From 2012 to 2014, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Beginning in 2015, only those plans that have a four or higher overall Star Rating will be eligible for the quality bonus. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with any Star Ratings (Part C or Part D) of less than three stars for three consecutive years are excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. In addition, Part C and Part D Medicare plans with Star Ratings of less than three stars for three consecutive years may be terminated at CMS’ discretion beginning on January 1, 2015. Our plans in Arizona, Georgia, Louisiana, and Missouri and the Windsor MA plans we acquired have had at least one Star Rating of less than three stars for three years or more. Because we serve a larger percentage of D-SNP members than our competitors, and our quality scores are not risk-adjusted for certain socio-economic factors, Star Ratings for certain of our plans may not improve, which may prevent us from receiving a quality bonus for those plans. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum Medical Loss Ratio ("MLR"). Beginning in 2014, the Affordable Care Act requires the establishment of a minimum MLR for MA and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules require annual rebates to CMS in July of each year if the actual benefit ratios, calculated in a manner prescribed by HHS, do not meet the minimum MLR, as well as termination of a plan’s MA contract in the case of prolonged failure to achieve the minimum MLR.  Medical benefit ratios reported in this Annual Report on Form 10-K ("2013 Form 10-K") are calculated from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ from the MLR calculated under the minimum MLR requirement. The most significant differences are that MLR calculations prescribed by HHS are done separately by state and legal entity; and independently for MA and PDP products; they include taxes and fees as reductions of premium; they reflect actuarial adjustments where the membership levels are not large enough to create credible size; and they classify rebate amounts as additions to incurred claims as opposed to adjustments to premiums for GAAP reporting.

With respect to PDPs, beginning in 2010 through 2020, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) will be gradually closed, with beneficiaries retaining a 25% co-pay. While this change ultimately results in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our PDPs.
The health reforms in the Affordable Care Act present both challenges and opportunities for Medicaid plans. The reforms allow states to expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the Affordable Care Act will be positive or negative for Medicaid plans.
Additionally, the Affordable Care Act will impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter, and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We currently estimate that we will incur between approximately $125 to $135 million in such fees in 2014, based on our estimated share of total 2013 industry premiums. However, the final fee amount will not be determined until August 2014. We currently expect to be reimbursed by our state customers for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the timing of revenue recognition for such reimbursement may be delayed and not match the expense recognition of the fee, depending on the timing of contractual agreements. MA and PDP premium rates will not be adjusted to offset the impact of the fee. The NAIC is continuing discussions regarding the statutory accounting for the industry fee, and may provide guidance that is contradictory to GAAP by requiring an accrual of the fee during the year preceding payment, therefore, we are not able to determine the impact on the statutory capital and surplus of our regulated subsidiaries at this time. The Financial Accounting Standards Board, or FASB, finalized its GAAP guidance in July 2011, which requires annual accrual of the industry fee in the year in which it is payable.
On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the provisions in the Affordable Care Act requiring most Americans meeting certain income qualifications to purchase health insurance meeting certain standards or to pay a financial penalty (“the individual mandate”). The Supreme Court made the expansion of the states’ Medicaid programs to individuals with incomes up to 133% of the federal poverty line optional for states.
As of January 1, 2014, some, but not all, of the states we operate in are participating in the Medicaid expansion in 2014. Of the states in which we currently operate Medicaid plans, Hawaii, Illinois, Kentucky, New Jersey and New York have expanded Medicaid eligibility in 2014 under the Affordable Care Act, while Florida, Georgia, Missouri and South Carolina have stated their intention not to move forward with an expansion in 2014. How Hawaii, Illinois, Kentucky, New Jersey and New York implement their planned expansions will dictate whether those expansions impact our membership. For example, Illinois is not initially including the expansion population in managed care. If other states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.
States also have the option to create state-based commercial exchanges. Nineteen states and the District of Columbia have received conditional approval to operate state-based commercial exchanges; and seven states have received conditional approval to run partnership exchanges with the federal government. Exchanges began accepting enrollment for individuals and small groups for plans on October 1, 2013 for policies effective beginning on January 1, 2014. In 2014, we have chosen not to participate in the health insurance exchange products and we are still evaluating our participation in 2015. As a result, individuals who select an exchange product, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us. Operational concerns and delays in the implementation of certain provisions of the Affordable Care Act, including the penalty on small employers for failing to provide health insurance, optional extension of 2013 individual policies and changes to the Affordable Care Act’s requirements with respect to out of pocket costs, could impact participation in the exchanges, modifying the overall impact of the Affordable Care Act on the health insurance market.
Interpretive guidance continues to be issued on several significant provisions of the Affordable Care Act. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of these changes, which we expect to occur over the next several years, the Affordable Care Act could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Affordable Care Act and adjustments to their offerings, if any, could have a meaningful impact on the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that these changes, as well as future legislative changes, in the aggregate may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium-based assessment and other assessments.
OUR PRODUCT SEGMENTS
Our operations are conducted in three business segments: Medicaid, MA and PDP, which correspond with the Medicaid and Medicare products that we offer. Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2013		2012		2011
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid	1,759,000	61.8%	1,587,000	59.5%	1,451,000	56.6%
MA	290,000	10.2%	213,000	8.0%	135,000	5.3%
PDP	797,000	28.0%	869,000	32.5%	976,000	38.1%
Total	2,846,000	100.0%	2,669,000	100.0%	2,562,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2013		2012		2011
Segment	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total
Medicaid	$5,661.2	59.5%	$4,471.2	60.4%	$3,581.5	58.7%
MA	3,071.0	32.3%	1,936.4	26.2%	1,479.8	24.3%
PDP	776.9	8.2%	992.6	13.4%	1,036.8	17.0%
Total	$9,509.1	100.0%	$7,400.2	100.0%	$6,098.1	100.0%

Medicaid

Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD and other state-based programs that are not part of the Medicaid program, such as CHIP and MLTC programs. For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. In our Medicaid segment, we are operating in five of the ten largest membership states. As of January 1, 2014, we are the largest Medicaid health plan by revenue in Florida, Georgia, Hawaii and Kentucky. As of January 2014, our Florida Medicaid program is the only Medicaid plan serving every county in the state.
In February 2014, we entered into a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s Managed Medical Assistance ("MMA") program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As a result of this contract, we anticipate that our Florida TANF and SSI membership will increase to at least 500,000 from the 394,000 members that we served in December 2013. Additionally, during November 2013, we were approved by the South Carolina Department of Health and Human Services ("SCDHHS") to offer Medicaid in six additional counties in the state, effective January 1, 2014. With this approval, we will provide Medicaid services in 45 out of 46 counties in South Carolina. Also, approximately 16,000 members from Carolina Medical Homes (“CMH”) transitioned to us in January 2014 as a result of changes SCDHHS made to its Healthy Connections Choices Medicaid managed care program and WellCare's purchase of certain assets from CMH in 2014.

As discussed earlier in Pending and Completed Acquisitions, we announced in September 2013 that we had entered into an agreement to acquire certain assets of Healthfirst NJ. As of December 2013, Healthfirst NJ served approximately 47,000 Medicaid members in 12 counties in the state, 5,000 of which also are served by a Healthfirst NJ MA D-SNP plan. We currently expect the transaction to close in the second quarter of 2014, subject to regulatory approval. In addition, we also began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey on January 1, 2014.

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

In general, members are required to use our network to receive care, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs. In addition, members generally must receive referrals from their primary care providers ("PCPs") in order to receive health care from a specialist, such as an orthopedic surgeon or neurologist. Members do not pay any premiums, deductibles or co-payments for most of our Medicaid plans.

Medicaid Membership

The following table summarizes our Medicaid segment membership by the programs we offer.

	As of December 31,
	2013	2012	2011
Medicaid
TANF	1,317,000	1,212,000	1,159,000
CHIP	212,000	207,000	162,000
SSI, ABD and duals	206,000	146,000	115,000
Other programs	24,000	22,000	15,000
Total	1,759,000	1,587,000	1,451,000

We received over 10% of our consolidated premium revenue in 2013, 2012 and 2011, individually, from the states of Florida and Georgia and, in 2013 and 2012, Kentucky. The membership for those states is summarized in the following table.

	As of December 31,
	2013	2012	2011
Medicaid
Georgia	540,000	570,000	562,000
Florida	486,000	454,000	404,000
Kentucky	292,000	207,000	129,000
All other states(1)	441,000	356,000	356,000
Total	1,759,000	1,587,000	1,451,000

(1)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2011, it also includes Missouri and Ohio; in 2012, it also includes Ohio; and in 2013, it also includes Missouri and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

Medicaid Segment Revenues

Our Medicaid segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium per member per month ("PMPM") pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally receive premium payments during the month in which we provide services, although we have experienced delays in receiving monthly payments from certain states. For example, Georgia has delayed making supplemental payments for obstetric deliveries and newborns to us. In some instances, our base premiums are subject to risk score adjustments based on our members' acuity. Generally, the risk score is determined by the state by analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In Florida, Georgia, Illinois, Missouri, New York, South Carolina we are eligible to receive supplemental payments for obstetric deliveries and newborns. We received the supplemental payments in Ohio until June 30, 2013. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.

The following table sets forth information relating to premium revenues, net of premium taxes, from the states of Florida, Georgia and Kentucky, as well as all other states on an aggregate basis.

	For the Years Ended December 31,
	2013		2012		2011
State	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue
Georgia	$1,513.5	27.1%	$1,460.8	33.3%	$1,449.3	41.3%
Florida	1,109.3	19.9%	970.9	22.1%	881.1	25.1%
Kentucky	1,318.3	23.6%	723.7	16.5%	86.2	2.5%
All other states(1)	1,644.4	29.4%	1,233.6	28.1%	1,088.7	31.1%
Total	$5,585.5	100.0%	$4,389.0	100.0%	$3,505.3	100.0%

(1)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2011, it also includes Missouri and Ohio; in 2012, it also includes Ohio; and in 2013, it also includes Missouri and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

Our Florida Medicaid and CHIP contracts and Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical services and to the extent that we expend less than the minimum percentage of the premiums on eligible medical service, we are required to refund all or a portion of the difference between the minimum and our actual allowable medical expense. We estimate the amounts due to the state as a return of premium each period based on the terms of our contract with the applicable state agency.

Our current Medicaid state contracts are set to expire or renew between February 2014 and December 2015. The following table sets forth the terms and expiration dates of our material Medicaid contracts with the states of Florida and Georgia, the two states that each accounted for greater than 10% of our consolidated premium revenues during 2013, 2012, and 2011, and with Kentucky, a third state that accounted for greater than 10% of our consolidated premium revenues during 2013 and 2012.

State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	Medicaid (Staywell)	3-year term(1)	August 31, 2015
Florida	Medicaid (HealthEase)	3-year term(1)	August 31, 2015
Georgia	Medicaid and CHIP	2 potential one-year renewals (2)	June 30, 2014
Kentucky	Medicaid	3-year term with 4 potential one-year renewals (3)	June 30, 2015
___________

(1)
AHCA recently completed a competitive procurement program to award contracts for Medicaid managed care across the state. We expect our Florida contracts to be terminated early in connection with the implementation of the new program. Our Staywell health plan will participate in eight out of the state’s 11 regions in the new program. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by late summer or early fall of 2014.

(2)
Our Georgia contract commenced in July 2005. In 2012, the Georgia Department of Community Health (“Georgia DCH”) advised us that it intends to further amend our contract to add an additional two one-year option terms which would potentially extend the total term until June 30, 2016. However, the contract has not yet been amended to add these potential option terms.

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

As of December 31, 2013, we offered MA plans in a total of 204 counties across 14 states, with over 15 million eligible beneficiaries in these service areas. In 2013, we expanded our Medicare Advantage service area by 53 counties in Florida, Georgia, Illinois, Kentucky, New York, and Texas. We offer D-SNPs in 94% of the MA counties that we serve, and approximately 36% of our MA members are "dual-eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

In 2014, we plan to serve Medicare eligibles in 210 counties, up from 204 counties in 2013. This includes the addition of eight new counties in our newest MA markets in Arizona, California, and Kentucky, and the departure from one county in New Jersey and one county in Texas.

As discussed earlier in Pending and Completed Acquisitions, we acquired Windsor in January 2014 which, through certain of its subsidiaries, offers MA plans in 192 counties, in the states of Arkansas, Mississippi, South Carolina and Tennessee. As a result, we will offer MA plans in a total of 402 counties in 18 states.

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

In October 2013, our Medicare plans in Florida received 3.5 overall Star Ratings, our plans in California, Connecticut, Hawaii, Illinois, New Jersey, New York, Ohio and Texas achieved 3.0 overall Star Ratings, while our plans in Arizona, Georgia, Louisiana and Missouri and our Windsor plans, received at least one Star Rating of 2.5 for at least the third consecutive year. Our Medicare plan in Kentucky does not yet have Star Ratings due to our recent entry into this program.

Our Medicare business will be subject to substantial margin compression in 2014. In addition to the 2% sequestration cut, on April 1, 2013, CMS announced revised 2014 benchmark rates, which will result in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. In April 2013, CMS also announced changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary’s diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

MA Membership

As of December 31, 2013, 2012 and 2011, we had approximately 290,000, 213,000 and 135,000 MA members, respectively. Membership at December 31, 2013 and 2012 includes 56,000 and 39,000 California members, respectively, resulting from the Easy Choice Health Plan, Inc. acquisition, which closed in November 2012.

Membership as of January 1, 2014, including 39,000 members attributable to Windsor, was 342,000. Excluding Windsor, membership as of January 1, 2014 was approximately 303,000, a 54,000, or 22% increase compared to January 1, 2013, and a 5% increase from 290,000 as of December 31, 2013. Excluding Windsor, the increase compared to December 31, 2013 from the annual election period, resulted in an increase of approximately 13,000 members effective January 1, 2014. The increase compared to January 1, 2013 is mainly due to our continued focus on dual-eligible beneficiaries and expansion into new counties. At this time, in addition to the impact of the Windsor acquisition, we expect MA segment membership to continue to grow during the remaining months of 2014, as we continue to focus on serving dually-eligible members as well as the broader growth in the Medicare population.

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

MA premium revenue for the year ended December 31, 2013, 2012 and 2011 was approximately $3.1 billion, $1.9 billion and $1.5 billion, respectively. We currently offer MA plans under separate contracts with CMS for each of the states in which we offer such plans, with the exception of the states in which we began offering MA plans pursuant to the Windsor acquisition. These states (Arkansas, Mississippi, South Carolina and Tennessee) are served under a single contract. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable for successive one-year terms unless CMS does not authorize a renewal or we notify CMS of our decision not to renew. Our current MA contracts expire on December 31, 2014.

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

The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. Our Florida and Arizona MA plans have been selected by CMS for audits of the 2011 contract year and we anticipate that CMS will conduct audits of other contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could be significant, which would reduce our premium revenue in the year that CMS determines repayment is required.

Prescription Drug Plans (PDPs)

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our PDP segment. Our PDP plans offer national in-network prescription drug coverage with more than 60,000 pharmacies, including a preferred pharmacy network, subject to limitations in certain circumstances.

We offer PDP plans in 49 states and the District of Columbia and are focused on value-conscious beneficiaries. During 2013, we launched a new PDP product that was a low-cost enhanced plan targeted to value-focused beneficiaries that actively chose their plan.

The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the PDP medical benefits ratio ("MBR") generally decreases throughout the year.

As discussed earlier in Pending and Completed Acquisitions, we acquired Windsor in January 2014, which offers PDP plans in 11 of the 34 CMS regions to approximately 154,000 individual and group beneficiaries.

Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

PDP Membership

As of December 31, 2013, 2012 and 2011, we served approximately 797,000, 869,000 and 976,000 PDP members, respectively. Membership as of December 31, 2013 decreased by 72,000 compared to December 31, 2012 as a result of our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of members who were auto-assigned to us in 2012 or prior years. We estimate that, excluding Windsor, membership grew approximately 40% to 1.1 million members through our 2014 bid results. As of January 1, 2014, approximately 70% of our membership is comprised of beneficiaries that actively chose us for their current plan. New members will be assigned monthly into our PDPs in 16 of our 18 2014 MA states, enabling cross selling opportunities for our MA and PDP plans. We expect membership for the remainder of 2014 to be relatively stable, as we focus on marketing our PDP products to those who actively choose us to offset normal attrition.

Based on the outcome of our 2014 PDP bids, our plans are below the benchmarks in 30 of the 33 CMS regions for which we submitted 2014 bids. Comparatively, in 2013, our plans were below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. The favorable 2014 outcome resulted from the realignment of our benefit designs and cost structure to allow for prudent, competitive bids. In 2014, we are being auto-assigned newly-eligible members into our plans for the 30 regions that are below the benchmark. We are retaining our auto-assigned members in the three regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2014.

PDP Segment Revenues

Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries and, in some cases, state pharmacy assistance programs. The premium and subsidy components under Part D are described below.

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

Low-income cost sharing, catastrophic reinsurance subsidies and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as a financing activity in our consolidated statements of cash flows. After the close of the annual plan year, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance subsidies and coverage gap subsidies.

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

PDP premium revenue for the year ended December 31, 2013, 2012 and 2011 was approximately $776.9 million, $992.6 million and $1.0 billion, respectively.

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

We periodically review the fees paid to providers and make adjustments, as necessary. Generally, our contracts with providers do not allow for automatic annual increases in reimbursement levels. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, in which case reimbursement levels will be adjusted up or down, generally on a prospective basis, based on adjustments made by the state or CMS to the appropriate fee schedule.

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

To help ensure quality of care, we credential and re-credential all professional providers with whom we contract, including physicians, psychologists, licensed social workers, certified nurse midwives, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician directly or through delegated arrangements. This credentialing and re-credentialing is performed in accordance with standards required by CMS and consistent with the standards of the NCQA.

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

PCPs in our MA CCP products and, in limited instances, in our Medicaid products, are eligible for a specialized risk arrangement to further align the interests of the PCPs with ours. PCPs participating in specialized risk arrangements cover 72% and 29% of our MA and Medicaid membership, respectively, as of December 31, 2013. Under these arrangements, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future potential surplus payments.

Specialty care providers and, in some cases, PCPs, are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the applicable fee-for-service program. For the years ended December 31, 2013 and 2012, approximately 6% and 10%, respectively, of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 94% and 90%, respectively, were on a fee-for-service basis. During the years ended December 31, 2013 and 2012, approximately 17% and 13%, respectively, of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 83% and 87%, respectively, were on a fee-for-service basis.

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

Member Recruitment

Our member recruitment and marketing efforts for both Medicaid and Medicare members are heavily regulated by state agencies and CMS. For many products, we rely on the auto-assignment of members into our plans, including our PDP plan. The auto-assignment of a beneficiary into a health or prescription drug plan generally occurs when that beneficiary does not choose a plan. The agency with responsibility for the program determines the approach by which a beneficiary becomes a member of a plan serving the program. Some programs assign members to a plan automatically based on predetermined criteria. These criteria frequently include a plan's rates, the outcome of a bidding process, quality scores or similar factors. For example, CMS auto-assigns PDP members based on whether a plan's bids during the annual renewal process are above or below the CMS benchmark. In most states, our Medicaid health plans benefit from auto-assignment of individuals who do not choose a plan, but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary's previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan's quality or performance status, a plan's network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region.

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

Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by MA plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of our managed care plans and providing information about eligibility requirements.

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

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries, which is dependent on the outcome of a bid process whereby plans submit bids to CMS based on their estimated cost to provide services in designated regions. Plans that submit bids below the benchmark of other plans’ bids in their bidding region are eligible for auto-assignment of LIS beneficiaries. For example, based on the outcome of our 2014 Medicare PDP bids, we were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. The favorable 2014 outcome resulted from the realignment our benefit designs and cost structure to allow for prudent, competitive bids. If our future PDP premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us.

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

Quality Improvement

We are focused on improving quality across all of our lines of business, which is critical to the continued growth and success of our business. We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our quality improvement program provides the basis for our quality and utilization management functions and outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. Our operating expenditures for quality improvement costs increased by more than 35% in 2013 compared to 2012. For 2014, we expect to sustain our investment relative to the level of our premium revenues.

Our quality improvement activities will continue to focus on:

•	Preventive health and wellness and care management;

•	Case and disease management;

•	Health plan accreditation;

•	Provider credentialing;

•	Provider education and incentives for closing care gaps;

•	Member education and outreach;

•	Information technology initiatives related to the above activities; and

•	Oversight and audits.

Preventive health and wellness and care management

We sponsor a number of initiatives aimed at the promotion of healthy lifestyles and the prevention of disease, including preventive screenings, health education programs to inform members about health care issues and healthy behaviors and health assessment and counseling to inform members how to use the resources and services available to them to help reduce preventable diseases.

Case and disease management

Some examples of our intervention programs include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations.

Health Plan Accreditation

Several of our health plans are accredited by nationally-recognized independent organizations that have been established to measure health plans' commitment to effective management and accountability. Our Florida, Georgia, Hawaii, Missouri and South Carolina HMOs are accredited by NCQA for Medicaid. Our Florida HMO is also NCQA accredited for Medicare. We remain dedicated to our long-term target of attaining accreditation for all of our health plans and currently expect NCQA accreditation in a number of states before the end of 2014.

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

Provider education and incentives for closing care gaps

As part of our quality improvement program, we have implemented changes to our reimbursement methods to reward certain providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopt evidence- based guidelines for members with chronic conditions. Additionally, several of our markets have provider incentives for closing care gaps inherent to the health care system. This initiative has resulted in increased member encounters to drive improvement in the quality of care.

Member education and outreach

We are focused on improving our members' access to a high-performing network of providers, including PCPs, specialists and ancillary providers, and ensuring that members see the appropriate providers, based on clinical condition. To assist members in maintaining their appointments with providers, we proactively outreach to members telephonically or arrange for home visits to assess and close care gaps. We are focused on enhancing our members' experience by improving service and reducing complaint levels through improved grievance and appeals processes and member satisfaction surveys.

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

Oversight and audits

Internally, our quality improvement programs benefit from executive oversight and project management processes. Additionally, each of our health plans has a Quality Improvement Committee comprised of senior members of management, medical directors and other key associates of ours. Each of these committees report directly to the applicable health plan board of directors, which has ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and re-credentialing. Several of these subcommittees include physicians as committee members.

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

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes which could result in our incurring substantial costs to improve our operations and services. We continue to work to improve service and productivity, and to comply with future regulatory requirements such as the implementation of ICD-10 by October 2014.

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have an agreement with a nationally-recognized, third-party vendor to provide for the restoration of our general support systems at a remote processing center. We perform disaster recovery testing at least annually for those business applications that we consider critical.

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

Outsourcing Arrangements

Our care and service delivery model is designed to optimize our use of our personnel versus third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing, sales and marketing and certain aspects of utilization management. Where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and include service level guarantees in our contracts, where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.
Centralized Management Services

We provide centralized management services to each of our health plans from our Tampa, Florida headquarters and call centers. These services include information technology, product development and administration, finance, human resources, accounting, legal, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing and customer service and are provided by a non-regulated affiliated administrator. We have managed behavioral health care for the Kentucky Medicaid program since its inception in November 2011 and began insourcing behavioral health services for most of our health plans during 2013.

Employees

We refer to our employees as associates. As of December 31, 2013, we had approximately 5,200 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

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

As a result, the number of companies with which we compete varies significantly depending on the geographic market, business segment and line of business. We believe a number of our competitors have strengths that may match or exceed our own with respect to one or more of the criteria on which we compete with them. Further, some of our competitors may be better positioned than us to withstand rate compression.

Competitive Factors—Program Participation

Regardless of whether the number of health plans serving a program is limited, we believe government agencies determine program participation based on several criteria. These criteria generally include the terms of the bids as well as the breadth and depth of a plan's provider network; quality and utilization management processes; responsiveness to member complaints and grievances; timeliness and accuracy of claims payment; financial resources; historical contractual and regulatory compliance; quality scores, references and accreditation; and other factors. As discussed in Member Recruitment, a significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries, which is dependent on the outcome of a bid process whereby plans submit bids to CMS based on their estimated cost to provide services in designated regions.

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

Medicare Competitors

In the Medicare market, which includes Medicare Advantage, Medicare Supplemental Insurance, and Prescription Drug Plans; our primary competitors for contracts, members and providers include the following types of competitors:

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

REGULATION IMPACTING OUR BUSINESS

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and interpretive guidance occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate. For further information, see the Provider Networks and Reimbursement Methods discussion above. In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance, prompt payment of claims and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the Medicare Risk-Adjusted Premiums discussion above.

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

Product Compliance

Medicaid programs

Medicaid is state operated and implemented, although it is funded by both the state and federal governments. Within guidelines established by the federal government, each state:

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

•	we must have the capability to meet the needs of disabled members;

•	our providers and member service representatives must be able to communicate with members who do not speak English or who are hearing impaired; and

•	our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in certain languages other than English.

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

Our compliance with the provisions of our contracts is subject to monitoring or examination by state regulators and their agents. Certain contracts require us to be subject to quality assurance evaluations and accreditation by a third-party organization.

Medicare programs

Medicare is a federal health insurance program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance and prescription drug benefits. Medicare beneficiaries have the option to enroll in various types of MA plans, such as MA CCP plans, PPO benefit plans or MA private-fee-for-service plans, in areas where such plans are offered. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly payment per member that varies based on the county in which a member resides, the demographics of the member and the member's health condition. Currently, we only offer CCP plans under the MA program.

All Part D plans, both PDPs and Medicare Advantage-Prescription Drug Plans ("MA-PDs"), bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a national benchmark. CMS pays the Part D plans a percentage of the benchmark on a PMPM basis with the remaining portion of the premium being paid by the Medicare member.

Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member's Part D premium and certain other cost sharing expenses.

Each of our MA and PDP plan contracts with CMS are on a calendar-year basis. CMS requires that each plan meet certain regulatory requirements including, as applicable: provisions related to enrollment and disenrollment; restrictions on marketing activities; benefits or formulary requirements; quality assessment; encounter data reports; fraud, waste and abuse monitoring; maintaining relationships with health care providers; and responding to appeals and grievances.

Our MA and PDP plans perform ongoing monitoring of our compliance with the CMS requirements, including functions performed by vendors. From time to time, CMS conducts examinations of our compliance with the provisions of our MA and PDP contracts.

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance departments in the states in which they operate, except our New York HMO subsidiary, which is licensed as a prepaid health services plan by the New York State Department of Health, and our California HMO, which is licensed by the California Department of Managed Health Care. The subsidiaries are subject to the rules, regulation and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries' capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2013, our HMO operations in all states except California, New York, and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $1.1 billion and $926.0 million at December 31, 2013 and 2012, respectively, compared to the required surplus of approximately $489.0 million and $383.0 million at December 31, 2013 and 2012, respectively.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2013, 2012 and 2011, we received $147.0 million, $192.0 million and $92.0 million respectively, in cash dividends from our regulated subsidiaries.

Also, we may only invest in the types of investments allowed by a particular state in order to qualify as admitted assets in that state and we are required by certain states to deposit or pledge assets that are considered restricted assets. At December 31, 2013 and 2012, our restricted assets consisted of cash and cash equivalents, money market accounts, certificates of deposits, and U.S. government securities.

HIPAA and State Privacy Laws

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the regulations adopted under HIPAA are intended to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims and related transactions. All health plans, including ours, are subject to HIPAA. HIPAA generally requires health plans, as well as their providers and vendors, to:

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

Quality scores are used by certain agencies to establish premium rates or, in the case of the Centers for Medicare & Medicaid Services (“CMS”), to pay bonuses to Medicare Advantage (“MA”) plans that enable high scoring plans to offer enhanced member health benefits which are attractive to members. Plan performance is judged on 11 elements, including quality scores. Plans judged to be low performing for 3 consecutive years risk contract termination. In 2013, our MA plans in Arizona, Georgia, Louisiana and Missouri and the Windsor MA plans we acquired in January 2014 each received at least one quality score, or “Star Rating”, of 2.5 for at least the third consecutive year. If these Star Ratings do not improve, these plans may be terminated by CMS as early as plan year 2015. Because we serve a larger percentage of D-SNP members than our competitors, and our quality scores do not reflect certain socio-economic factors, Star Ratings for certain of our plans may not improve, which may prevent us from receiving a quality bonus for those plans. In addition, plans with a low performance score participating in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs.
In certain state Medicaid programs, plans that do not meet applicable quality measures can be required to refund premiums previously received, or pay penalties, or the plan may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In addition, if the state determines that a health plan has failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, such as liquidated damages, at the discretion of the state. We are unable to predict what actions a state may take, if any, when assessing our contractual performance.
In addition, lower quality scores compared to our competitors may result in negative business development outcomes in new markets, our failing to obtain regulatory approval for acquisitions or expansions, and/or negative marketing outcomes in markets in which we already compete for membership on bases including quality scores. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth and results of operations.
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

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	higher-than-expected utilization of health care services;

•	periodic renegotiation of hospital, physician and other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives; and

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations and/or practices.

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
Several Medicaid programs establish an MLR, requiring health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum medical loss ratio is not met, then we could be required to refund premiums back to the state or CMS, as applicable.
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
Our membership is concentrated in certain geographic areas in the U.S., and unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in those geographic areas could therefore have a disproportionately adverse effect on our operating results. For the year ended December 31, 2013, three of our Medicaid customers each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes: Florida, Georgia and Kentucky.
Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, which the state or CMS, respectively, may increase without granting a corresponding increase in premiums to us. For example, in connection with Florida's Medicaid reform initiative, the Florida Agency for Health Care Administration ("AHCA") has recently implemented a new payment structure for covered inpatient services under Florida Medicaid's fee-for-service program. As of July 1, 2013, AHCA is reimbursing providers for such services based on a diagnosis related group ("DRG") schedule. This change impacts the payments we make to our contracted providers whose contracts with us are tied to Florida Medicaid fee-for-service rates. In addition, we are in the process of transitioning other contracted inpatient service providers in our Florida Medicaid network to this payment methodology. We have experienced similar types of adjustments in other states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.
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

Difficulties in successfully executing and integrating acquisitions, expansions and other significant transactions may have a material adverse effect on our results of operations, financial position and cash flows.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. In 2012, we completed two acquisitions, Easy Choice Health Plan, Inc. in California and certain assets of Desert Canyon Community Care in Arizona, and in the first quarter of 2013, we completed our acquisition of UnitedHealth Group Incorporated’s South Carolina Medicaid plan and Aetna, Inc.’s Missouri Medicaid plan. We are still integrating certain aspects of these acquisitions into our operations.
In January 2014, we completed our acquisition of Windsor Health Group, Inc. (“Windsor”) from Munich Health North America, Inc, a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with Medicare Advantage, Prescription Drug Plan and Medicare Supplement products.
In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc., which operates a Medicaid health plan in 12 counties in New Jersey. We expect the acquisition to close during the second quarter of 2014, subject to customary regulatory approvals.
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

Furthermore, we may incur significant transaction expenses in connection with a potential acquisition or expansion opportunity, which may not be successful. These expenses could impact our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

Our rate of expansion into other geographic areas may also be inhibited by:

•	the time and costs associated with obtaining the necessary licenses and approvals to operate;

•	lower quality scores compared to our competitors;

•	participation in fewer lines of business compared to our competitors;

•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•	CMS or state contract provisions regarding quality measures, such as CMS star ratings (“Star Ratings”);

•	competition, which increases the cost of recruiting members;

•	the cost of providing health care services in those areas;

•	demographics and population density; and

•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

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
In addition, when making award determinations and evaluating proposed acquisitions and expansions, regulators frequently consider the plan’s historical regulatory compliance, litigation and reputation; and we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result of the previous federal and state investigations, stockholder and derivative litigation, the restatement during 2009 of our previously issued financial statements and related matters, and the criminal trial of certain of our former executives and employees that concluded in the second quarter of 2013, we have been, and may continue to be, the subject of negative publicity. As a result, continuing negative publicity and other negative perceptions regarding these matters may adversely affect our ability to grow.
Growth could also place a significant strain on our management and on other resources and we are likely to incur additional costs if we enter states or counties where we do not currently operate. Our ability to manage our growth may depend on our ability to retain and strengthen our management team; attract, train and retain skilled associates; and implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions and expansions, such growth could adversely impact our short-term profitability and liquidity.
Furthermore, we may incur unusual or non-recurring expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.
The requirements of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), may have a material adverse effect on our results of operations, financial position and cash flows.
We believe the Affordable Care Act will continue to bring about significant changes to the American health care system. These measures are intended to expand the number of United States residents covered by health insurance and make other coverage, delivery, and payment changes to the current health care system. The costs of implementing the Affordable Care Act will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the Affordable Care Act and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the Affordable Care Act, may attempt to replace the legislation with amended provisions or could seek to repeal the law altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Affordable Care Act could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels.
Regulations and policies related to the implementation of the Affordable Care Act, the Budget Control Act of 2011, the Continuing Appropriations Act of 2014 as well as future legislative changes, may have a material adverse effect on our results of operations, financial position, and cash flows by:

•	restricting revenue, enrollment and premium growth in certain products and market segments;

•	restricting our ability to expand into new markets;

•	increasing our medical and administrative costs; and

•	lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments.

In addition, the response of other companies to these policy, regulatory and legislative changes and adjustments to their offerings, if any, could have a meaningful impact in the health care markets.
The Affordable Care Act includes a number of changes that could impact the way MA plans will operate, such as:

•
Reduced Medicare Premium Rates. In addition to the 2% sequestration cut, 2014 benchmark rates resulted in a decrease of between 2.0 to 4.0% and a further risk coding intensity reduction of 4.91% compared to 2013 rates.

•
CMS Star Ratings. Certain provisions in the Affordable Care Act tie MA premiums to the achievement of Star Ratings. From 2012 to 2014, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Beginning in 2015, only those plans that have a four or higher overall Star Rating will be eligible for the quality bonus. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. In addition, Part C and Part D Medicare plans with any Star Ratings (Part C or Part D) of less than three stars for three consecutive years may be terminated at CMS’ discretion beginning on January 1, 2015. Our plans in Arizona, Georgia, Louisiana and Missouri and the Windsor MA plans we acquired have had at least one Star Rating of less than three stars for three consecutive years or more. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum MLRs. Beginning in 2014, the Affordable Care Act requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans, and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees).

Under the Affordable Care Act, over a 10 year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change ultimately results in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our Part D programs.
The Affordable Care Act will impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We currently estimate that we will incur between approximately $125 to $135 million in such fees in 2014, based on our estimated share of total 2013 industry premiums. However, the final fee amount will not be determined until August 2014. We currently expect to be reimbursed by our state customers for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the timing of revenue recognition for such reimbursement may be delayed and not match the expense recognition of the fee, depending on the timing of contractual agreements. MA and PDP premium rates will not be adjusted to offset the impact of the fee. The NAIC is continuing discussions regarding the statutory accounting for the industry fee, and may provide guidance that is contradictory to GAAP by requiring an accrual of the fee during the year preceding payment, therefore, we are not able to determine the impact on the statutory capital and surplus of our regulated subsidiaries at this time.
The health reforms in the Affordable Care Act allow, but do not require, states to expand eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the Affordable Care Act will be positive or negative for our Medicaid business.
Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

Future changes in, or intepretations to, existing health care laws or regulations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to change our operating structure;

•	requiring significant additional reporting and technological capabilities;

•	imposing additional fees and taxes, which cannot be offset by increased premium revenue;

•	increasing mandated benefits;

•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	restricting our revenue and enrollment growth;

•	requiring us to restructure our relationships with providers; and

•	requiring us to implement additional or different programs and systems.

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (claims for which no additional information is needed) payment methodologies and timing, utilization of mail order pharmacy, administrative simplification, mandatory network inclusion of certain providers, mandated increases in provider reimbursement rates, physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may have an adverse impact our profitability, which could be material.
Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, reduced premium rates, or delayed payment of earned premiums may adversely impact our business, financial condition or results of operations.

Our concentration of operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of significant premium rate reductions, payment delays, loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations.
We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, and Children’s Health Insurance Program (“CHIP”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2013, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.
Our Florida Medicaid contracts expire in August 2015, however we currently anticipate that these will be terminated early in connection with the implementation of the Managed Medical Assistance program (the "MMA program”), which replaces the prior Medicaid program. Our Staywell Health Plan will participate in eight out of the state’s 11 regions in the MMA program. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by October 2014.
Our Medicaid contracts with other states are generally intended to run for one to three years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. Our current state contracts are set to expire or renew between February 2014 and December 2015. When our state contracts expire, they may be opened for bidding by competing health care plans. There is no guarantee that our contracts will be renewed or extended. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.
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

Our care and service delivery model is designed to optimize our use of our personnel as an alternative to third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management and behavioral health services for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, cash flows and ability to bid for, and continue to participate in, certain programs.

We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been and could be exposed to operating sanctions and financial fines and penalties for noncompliance. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.
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

Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. A 2% rate reduction to the Medicare program began on April 1, 2013, which decreased our premium revenue for our MA and PDP segments. The Continuing Appropriations Act of 2014 continued these spending reductions and extended sequestration on the Medicare program for an additional two years through 2023. We may be unable to offset this reduction in premium revenue, and the effect on our results of operations may be material.

We encounter significant competition for program participation, members, network providers, key personnel and sales personnel and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our business, growth prospects and results of operations.

We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share, greater financial resources and better quality scores than we have in some markets. We operate in, and may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively impact our ability to maintain or acquire profitable businesses, which could have a material adverse effect on our results of operations.
We have chosen not to participate in the health insurance exchange products during 2014 and we may not participate in 2015. As a result, individuals who select an exchange product, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.
Regulatory reform or other initiatives may bring additional competitors into our markets. Regulators may prefer companies that operate in multiple lines of business when we bid on new business or renewals of existing business, in which we may not operate.
We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We may not be able to develop innovative products and services, which are attractive to members. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully retain or acquire members for our products and services at current levels of profitability.
In addition, we compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on several criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints and other factors. We cannot be sure that we will be able to successfully attract or retain providers under acceptable contract terms to maintain a competitive network in the geographic areas we serve.
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
Our MA plans are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may also recommend and/or market health care benefits products of our competitors, and we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract or retain sales personnel and third-party brokers, consultants and agents or if we do not adequately provide support, training and education to this sales network regarding our product portfolio, which is complex, or if our sales strategy is not appropriately aligned across distribution channels.
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

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms, and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions to the risk-adjustment models have reduced, and will continue to reduce, our premium revenue.
As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial position and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required.
Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. Our Florida and Arizona MA plans have been selected by CMS for audits of the 2011 contract year and we anticipate that CMS will conduct audits of other contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.
Recent changes in our senior management, workforce and operations may cause uncertainty in, or be disruptive to, our business, results of operations, financial condition and the market price of our common stock.

We have recently experienced significant changes in our senior management, workforce and operations. In September and October 2013, we terminated, without cause, the employment of Alec Cunningham, the Chief Executive Officer, Walter Cooper, the Chief Administrative Officer, and Dan Paquin, President National Health Plans. On October 31, 2013, David Gallitano, our Chairman of the Board, was named our Chief Executive Officer on an interim basis. We have retained an executive search firm to identify a new Chief Executive Officer, the process for which may take up to a total of twelve months. In February 2014, Rose Hauser joined us as our Chief Information Officer. In January 2014, Kenneth Burdick joined us as our President, National Health Plans. Michael Polen was recently promoted to a newly created position of Senior Vice President, Operations.  Additionally, Blair Todt, former Senior Vice President and Chief Compliance Officer, recently assumed the newly created position of Senior Vice President, Chief Strategy and Development Officer, while Cyndi Baily, former Vice President, Assistant General Counsel, assumed Mr. Todt's former position of Senior Vice President and Chief Compliance Officer. We eliminated approximately 280 positions and aligned complementary functions to reduce cost and optimize performance in October 2013.  These changes in our senior management, workforce and operations may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock. Additionally, we may not be able to fully realize the expected cost savings or improved operational efficiency.

We derive a significant portion of our Medicare revenue from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially reduce our revenue and profits.

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
Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids, which resulted from the realignment of our benefit designs and cost structure, and we may not be as successful in our bids in future years.
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

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or result from litigation could result in:

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future acquisitions or service or geographic expansion;

•	suspension or loss of one or more of our licenses to act as an insurer, HMO or third party administrator or to otherwise provide a service; and

•	an event of default under our debt agreements.

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
For example, in October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of its civil inquiry, it was investigating four qui tam complaints filed by relators against us under the whistleblower provisions of the False Claims Act. We also learned from a docket search that a former employee filed a qui tam action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. With respect to these actions, we reached a settlement with the Civil Division, the Civil Division of the United States Attorney’s Office for

the Middle District of Florida, and the Civil Division of the United States Attorney’s Office for the District of Connecticut. However, other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future.
We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with these audits, see “Risk-adjustment payment systems make our revenue and results of operations more difficult to predict and could result in material retroactive adjustments that have a material adverse effect on our results of operations, financial position and cash flows” above.
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
If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions due to our existing credit agreement, our senior notes due 2020 (the “notes”), restrictions on dividend payments from our subsidiaries, or higher statutory capital levels, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Our business strategy has been defined by three primary initiatives, one of which includes our ability to enter new markets by pursuing attractive growth opportunities for our existing product lines. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities.

Our ability to enter new markets may be hindered in situations where financing may not be available on terms that are favorable to us. Financing may only be available to us with unfavorable terms such as high rates of interest, restrictive covenants and other restrictions that could impede our ability to profitably operate our business and increase the expected rate of return we require to enter new markets, making such efforts unfeasible.

Our credit agreement and notes have restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable.

Our debt service obligations require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in the credit agreement or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects.

Our credit agreement and notes contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable.

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

We may not be able to generate or access sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2013, we had approximately $600.0 million in aggregate principal amount of total indebtedness outstanding. In addition, our credit agreement provides us with up to $300.0 million of borrowing ability thereunder. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities, or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the notes and the credit agreement. We cannot assure you that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the notes and the credit agreement, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the notes may restrict us from adopting some or all of these alternatives.

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
In addition, in our settlement with the Civil Division, we agreed to pay $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided the transaction exceeds certain thresholds.
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
 From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;

•	changes in the market's expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the health care industry generally;

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to trends in our markets;

•	changes or proposed changes in the laws and regulations affecting our business;

•	acquisitions and financings by us or others in our industry;

•	changes in our senior management; and

•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. As of December 31, 2013, we also leased office space for the administration of our health plans in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

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

If we fail to comply with the terms of the Corporate Integrity Agreement we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS may exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and have a material adverse effect on our results of operations.

Other Lawsuits and Claims

Separate and apart from the legal matter described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, tax disputes, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods indicated:

	High	Low
2013
First Quarter ended March 31, 2013	$61.13	$44.75
Second Quarter ended June 30, 2013	$64.29	$50.41
Third Quarter ended September 30, 2013	$71.34	$55.12
Fourth Quarter ended December 31, 2013	$75.31	$60.05
2012
First Quarter ended March 31, 2012	$73.10	$51.74
Second Quarter ended June 30, 2012	$74.41	$49.16
Third Quarter ended September 30, 2012	$68.65	$52.00
Fourth Quarter ended December 31, 2012	$57.21	$45.29

The last reported sale price of our common stock on the New York Stock Exchange on February 12, 2014 was $56.64. As of February 12, 2014, we had approximately 23 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2008, to December 31, 2013 with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna, Inc., Centene Corporation, Cigna Corp., Health Net Inc., Humana, Inc., Molina Healthcare, Inc., UnitedHealth Group Incorporated, Universal American Corp. and WellPoint, Inc. The graph assumes an investment of $100 made in our common stock and the custom composite index on December 31, 2008. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
WellCare Health Plans, Inc.	$100	$286	$235	$408	$379	$548
S&P 500 Index	$100	$126	$146	$149	$172	$228
Custom Composite Index (9 stocks)	$100	$128	$140	$194	$202	$286

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. In addition, our credit agreement and indenture have certain restrictions on our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Restrictions on Dividends.

Unregistered Issuances of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. Additionally, for the majority of restricted stock units granted, the number of shares issued on the date the units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under a stock repurchase program, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 2013 Form 10-K. The data for the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, is derived from consolidated financial statements and related notes included elsewhere in this 2013 Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Revenues:
Premium:
Medicaid	$5,585.5	$4,389.0	$3,505.3	$3,252.4	$3,165.7
Medicaid premium taxes	75.7	82.2	76.2	56.4	91.0
Total Medicaid	5,661.2	4,471.2	3,581.5	3,308.8	3,256.7
Medicare Advantage	3,071.0	1,936.4	1,479.8	1,336.1	2,775.4
PDP	776.9	992.6	1,036.8	785.3	835.1
Total premium	9,509.1	7,400.2	6,098.1	5,430.2	6,867.2
Investment and other income	18.8	8.8	8.7	10.0	10.9
Total revenues	9,527.9	7,409.0	6,106.8	5,440.2	6,878.1
Expenses:
Medical benefits:
Medicaid	4,927.4	3,892.0	2,890.1	2,888.5	2,847.8
Medicare Advantage	2,659.5	1,630.6	1,198.8	1,067.2	2,311.6
PDP	671.7	781.3	859.1	638.8	755.7
Total medical benefits	8,258.6	6,303.9	4,948.0	4,594.5	5,915.1
Selling, general and administrative (1)	856.5	690.8	642.1	838.0	752.6
Medicaid premium taxes	75.7	82.2	76.2	56.4	91.0
Depreciation and amortization	44.1	31.6	26.4	23.9	23.3
Interest (2)	11.9	4.1	6.5	0.2	3.1
Total expenses	9,246.8	7,112.6	5,699.2	5,513.0	6,785.1
Income (loss) from operations	281.1	296.4	407.6	(72.8)	93.0
(Loss) gain on extinguishment of debt (3)	(2.8)	—	10.8	—	—
Income (loss) before income taxes	278.3	296.4	418.4	(72.8)	93.0
Income tax expense (benefit)	103.0	111.7	154.2	(19.4)	53.1
Net income (loss)	$175.3	$184.7	$264.2	$(53.4)	$39.9
Net income (loss) per share:
Basic	$4.03	$4.29	$6.17	$(1.26)	$0.95
Diluted	$3.98	$4.22	$6.10	$(1.26)	$0.95

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Statistics:
Medical benefits ratio:
Medicaid, including premium taxes	87.0%	87.0%	80.7%	87.3%	87.4%
Medicaid (4)	88.2%	88.7%	82.4%	88.8%	90.0%
Medicare Advantage	86.6%	84.2%	81.0%	79.9%	83.3%
PDP	86.5%	78.7%	82.9%	81.4%	90.5%
SG&A ratio, including premium taxes	9.0%	9.3%	10.5%	15.4%	10.9%
SG&A ratio (5)	9.1%	9.4%	10.6%	15.6%	11.1%
Membership:
Medicaid	1,759,000	1,587,000	1,451,000	1,340,000	1,349,000
Medicare Advantage	290,000	213,000	135,000	116,000	225,000
PDP	797,000	869,000	976,000	768,000	747,000
Consolidated	2,846,000	2,669,000	2,562,000	2,224,000	2,321,000

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,482.5	$1,100.5	$1,325.1	$1,359.5	$1,158.1
Total assets	3,450.7	2,675.5	2,488.1	2,247.3	2,118.4
Long-term debt (including current maturities)	600.0	135.0	146.3	—	—
Total liabilities	1,932.8	1,352.4	1,371.3	1,415.2	1,237.5
Total stockholders' equity	1,517.9	1,323.1	1,116.9	832.1	880.9

(1)
Selling, general and administrative ("SG&A") expense includes $57.3 million, $51.6 million, $47.0 million, $265.9 million and $105.0 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively, of aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as settlement accruals and related fair value accretion, legal fees and other similar costs. The 2010 and 2009 costs are net of $25.8 million and $6.4 million, respectively, of D&O insurance recoveries related to the consolidated securities class action during these periods.

(2)
Interest expense for 2013 includes interest related to the $600 million 5.75% senior notes issued in November 2013, as well as the term loans borrowed under the 2011 Credit Agreement. A portion of the net proceeds from the issuance of the senior notes was used to pay off the remaining $336.5 million term loan balance under the 2011 Credit Agreement in November 2013.

(3)
The 2013 loss relates to the acceleration of approximately $2.8 million of deferred financing costs associated with the early payoff of the term loan outstanding under our 2011 Credit Agreement discussed above. The 2011 gain relates to the December 15, 2011 repurchase of all of the $112.5 million tradable unsecured subordinated notes we issued on September 30, 2011 in connection with the stipulation and settlement agreement, which was approved in May 2011, to resolve the putative class-action complaints filed against us in 2007.

(4)	Medicaid medical benefits ratio measures medical benefits expense as a percentage of premium revenue, excluding premium taxes.

(5)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(In Millions, Except Per Share Data or As Otherwise Stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2013 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2013 Form 10-K.

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2013, we served approximately 2.8 million members in 49 states and the District of Columbia. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key financial highlights for the year ended December 31, 2013. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

•
Membership increased 7% compared to December 31, 2012 due to growth in our Medicaid segment, mainly attributable to growth in Kentucky and Florida and our acquisitions in South Carolina and Missouri in January 2013 and March 2013, respectively. Additionally, membership in our Medicare Advantage ("MA") segment increased 36%, driven by service area expansion, product design and marketing activities within this segment. These increases were partially offset by lower prescription drug plan ("PDP") membership based on our 2013 bid results.

•
Premiums increased 28% compared to the same period in 2012, primarily reflecting the impact of both acquisitions and organic membership growth in our Medicaid and MA segments, as well as rate increases in certain of our Medicaid markets, mainly Kentucky, partially offset by the impact of lower PDP membership.

•
Net Income decreased 5% compared to the same period in 2012 mainly due to the impact of lower net favorable development in prior year medical benefits payable, lower results in our PDP segment and increased interest expense and other costs resulting from higher average debt levels in 2013 associated with additional borrowings, partially offset by the impact of increased premium revenue in our Medicaid and MA segments.

Key Developments and Accomplishments

Our current business priorities include improving health care quality and access for our members, optimizing financial performance, delivering prudent and profitable growth and achieving service excellence. See Part I, Item 1 – Business for further discussion of our business priorities.

Presented below are key developments and accomplishments relating to progress on our business priorities that occurred or impacted our financial condition and results of operations during 2013, or occurred in 2014 prior to the filing of this 2013 Form 10-K.

•
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s Managed Medical Assistance (MMA) program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As a result of these awards, we anticipate that our Florida Temporary Assistance for Needy Families ("TANF") and SSI membership will increase in 2014 to at least 500,000 from the 394,000 members that we served in December 2013.

•
In January 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of January 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 40,000 members in 39 states. Windsor also offers PDPs in 11 of the 34 CMS regions. As a result, in 2014 we are offering MA plans in a total of 402 counties in 18 states.

•
In January 2014, we executed a contract with the Hawaii Department of Human Services for our 'Ohana plan to continue serving the state through the new QUEST Integration program. ‘Ohana will cover Medicaid and other eligible individuals across Hawaii. Implementation of the QUEST Integration program is anticipated for January 1, 2015. Under Hawaii's Community Care Services Program, which began on a statewide basis in March 2013, we case manage, authorize and facilitate the delivery of behavioral health services to Medicaid-eligible adults who have serious mental illnesses and who are participants in the state's QUEST Expanded Access (QExA) health program.

•
In November 2013, we completed the offering and sale of $600.0 million 5.75% unsecured senior notes due 2020 (the "Senior Notes"), and used a portion of the proceeds to repay the $336.5 million principal amount outstanding under the senior secured credit facility dated August 1, 2011, as amended to date (the "2011 Credit Agreement"). The remaining net proceeds from the issuance of the Senior Notes were be used for general corporate purposes, including organic growth opportunities and potential acquisitions. See Note 12 - Debt of the Notes to Consolidated Financial Statements for further information.

•
In November 2013, we were approved by the South Carolina Department of Health and Human Services (SCDHHS) to offer Medicaid in six additional counties in the state, effective January 1, 2014. With this approval, we provide Medicaid services in 45 out of 46 counties in South Carolina. Also, membership from Carolina Medical Homes (“CMH”) transitioned to us on January 1, 2014 as a result of changes SCDHHS made to its Healthy Connections Choices Medicaid managed care program and WellCare's purchase of certain assets from CMH.

•
In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). As of December 2013, Healthfirst NJ serves approximately 47,000 Medicaid members in 12 counties in the state. The acquisition is expected to close during the second quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, Healthfirst NJ’s member and physician rosters will be acquired by us and Healthfirst NJ will wind down operations. In addition, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey beginning January 1, 2014.

•
For the 2014 plan year, we have expanded the geographic footprint of our MA plans to offer plans in a total of 210 counties in 14 states, excluding Windsor, but including dual special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid in most of the MA markets we serve. This expansion is consistent with our focus on the lower-income demographic of the market and our ability over time to provide both the Medicaid- and Medicare-related coverage of these members.

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

•
In March 2013, we acquired Missouri Care, Incorporated ("Missouri Care"), from Aetna, Inc. As of December 31, 2013, Missouri Care served more than 104,000 Missouri HealthNet Medicaid program members in 54 counties across the state. Missouri Care has an extensive provider network that includes more than 50 hospitals and 9,500 physicians.

•
In January 2013, we acquired UnitedHealth Group Incorporated's Medicaid business in South Carolina. As of December 31, 2013, WellCare of South Carolina, Inc., formerly known as UnitedHealthcare of South Carolina, Inc.,

("WCSC") served approximately 50,000 Medicaid members in 39 of the state’s 46 counties, including the Columbia and Greenville metropolitan areas, through the South Carolina Healthy Connections Choices program. It has a network that includes more than 30 hospitals, 1,800 primary care physicians, and 2,000 specialists.

General Economic and Political Environment and Health Care Reform

Please refer to Part I, Item 1 – Business, General Economic and Political Environment Impacting our Business and Health Care Reform for a further discussion of the current economic and political environment that is affecting our business, including discussion of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Affordable Care Act") and its potential impact on our business.

The Affordable Care Act will impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We currently estimate that we will incur between approximately $125 to $135 million in such fees in 2014, based on our estimated share of total 2013 industry premiums. However, the final fee amount will not be determined until August 2014. We currently expect to be reimbursed by our state customers for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the timing of revenue recognition for such reimbursement may be delayed and not match the expense recognition of the fee, depending on the timing of contractual agreements. MA and PDP premiums will not be adjusted to offset the impact of the fee. In addition, refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of operations data, as well as other key data used in our results of operations discussions for the years ended December 31, 2013, 2012 and 2011. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2013	2012	2011
Revenues:	(Dollars in millions)
Premium	$9,509.1	$7,400.2	$6,098.1
Investment and other income	18.8	8.8	8.7
Total revenues	9,527.9	7,409.0	6,106.8
Expenses:
Medical benefits	8,258.6	6,303.9	4,948.0
Selling, general and administrative	856.5	690.8	642.1
Medicaid premium taxes	75.7	82.2	76.2
Depreciation and amortization	44.1	31.6	26.4
Interest	11.9	4.1	6.5
Total expenses	9,246.8	7,112.6	5,699.2
Income from operations	281.1	296.4	407.6
(Loss) gain on extinguishments of debt	(2.8)	—	10.8
Income before income taxes	278.3	296.4	418.4
Income tax expense	103.0	111.7	154.2
Net income	$175.3	$184.7	$264.2

Membership by Segment
Medicaid	1,759,000	1,587,000	1,451,000
MA	290,000	213,000	135,000
PDP	797,000	869,000	976,000
Total	2,846,000	2,669,000	2,562,000

Membership

2013 vs. 2012

As of December 31, 2013, we served approximately 2,846,000 members, an increase of approximately 177,000 members, or 7%, compared to December 31, 2012. The growth in 2013 was mainly driven by acquisitions and organic membership growth in our Medicaid and MA segments, partially offset by a decline in PDP membership. By segment, membership changed as follows:

•
Medicaid - membership increased approximately 172,000 compared to December 31, 2012, primarily driven by our acquisitions of plans in South Carolina and Missouri in 2013, which contributed 50,000 and 104,000 members to the year-over-year increase, respectively, as well as membership growth in our Florida and Kentucky Medicaid programs. Kentucky Medicaid membership increased 85,000 compared to 2012, including approximately 57,000 members that were transferred to us following Centene's exit from Kentucky in July 2013 and 13,000 beneficiaries from Region 3 which we began serving effective January 1, 2013. These increases were partially offset by a decline of approximately 97,000 members resulting from our exit from Ohio, which was effective July 1, 2013.

•
MA - membership increased approximately 77,000 compared to December 31, 2012, due mainly to the results of the 2013 annual election period, which resulted in an increase of approximately 37,000 members effective January 1, 2013 due to our geographic expansion into 53 new counties in Florida, Georgia, Illinois, Kentucky, New York, and Texas, as well as our continued focus on dually-eligible beneficiaries.

•
PDP - membership decreased approximately 72,000 compared to December 31, 2012 as a result of our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of certain members who were auto-assigned to us in 2012 or prior years.

2012 vs. 2011

At December 31, 2012, we served approximately 2,669,000 members; an increase of approximately 107,000 members from December 31, 2011. We experienced membership growth in both our Medicaid and MA segments when compared to December 31, 2011, which was offset by a decline in PDP membership. By segment, membership changed as follows:

•
Medicaid - membership increased by approximately 136,000 mainly from membership growth in Florida, membership growth in our Kentucky Medicaid program following its launch in the fourth quarter of 2011 and subsequent open enrollment in November 2012, and membership growth in our Hawaii Medicaid program due to our participation in Hawaii's QUEST program beginning in July 2012. Our Kentucky Medicaid membership increased from 129,000 at December 31, 2011 to 207,000 at December 31, 2012. Kentucky membership also increased due to retroactive member re-assignments.

•
MA - membership increased by approximately 78,000 compared to December 31, 2011, due to the Easy Choice acquisition, and as a result of the 2012 annual election period, which resulted in an increase of approximately 10,000 members effective January 1, 2012, as well as our continued focus on dually-eligible beneficiaries and expansion into 19 new counties during 2012. Excluding the Easy Choice plan, MA membership as of December 31, 2012 was 174,000, an increase of 29% from December 31, 2011.

•
PDP - membership decreased by approximately 107,000 compared to December 31, 2011 as a result of our 2012 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2012, of members who were auto-assigned to us in 2011 or prior years.

Net income

2013 vs. 2012

For the year ended December 31, 2013, our net income was $175.3 million compared to $184.7 million for the same period in 2012. The 5% decrease was mainly driven by the impact of lower net favorable development in prior year medical benefits payable, lower results in our PDP segment, consistent with lower membership, and increased interest expense and other costs resulting from higher average debt levels in 2013 associated with additional borrowings in February 2013 and November 2013, partially offset by increased premium revenue in our Medicaid and MA segments resulting from the membership increases noted above. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

2014 Outlook

We expect our PDP segment will have a much more meaningful effect on our financial results in 2014 compared to 2013. Consequently, the seasonal pattern of PDP segment results will have a more pronounced effect on the aggregate company results, particularly in the first quarter. In addition, revenue recognition for the health insurance industry fee reimbursement from our state customers may not match the recognition of the fee expense until later in the year, and expenditures associated with our Florida MMA implementation will occur primarily in the first half, before we begin serving members and earning revenue. The combination of these factors will pressure first and second quarter earnings, and may result in a net loss in the first quarter.

2012 vs. 2011

For the year ended December 31, 2012, our net income was $184.7 million compared to $264.2 million for the same period in 2011. The $79.5 million, or 43%, decrease resulted mainly from a decrease in our Medicaid segment results, higher SG&A expenses driven by higher membership and higher depreciation and amortization expense associated with incremental software investments, partially offset by improved results in our MA and PDP segments. Net income for 2011 additionally benefited from the net-of-tax impact of a $10.8 million gain recognized on the repurchase of subordinated notes during December 2011. Refer to Segment Reporting below for a discussion of operating results and other key performance measures by reportable segment.

Premium revenue

2013 vs. 2012

Premium revenue for the year ended December 31, 2013 increased approximately $2.1 billion, or 28%, compared to the same period in 2012. The increase is primarily attributable to our 2012 and 2013 acquisitions, which collectively contributed $913.4 million, or 12%, to the year-over-year increase, organic membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, including the 7% increase in Kentucky that was effective January 1, 2013. Additionally, the increase was partially attributable to Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the Affordable Care Act. These increases were partially offset by the impact of lower membership in our PDP segment. Premium revenue includes $75.7 million and $82.2 million of Medicaid premium taxes for the years ended December 31, 2013 and 2012, respectively.

2012 vs. 2011

Premium revenue for the year ended December 31, 2012 increased by approximately $1.3 billion, or 21%, compared to the same period in 2011. The increase is primarily attributable to membership growth in our Medicaid and MA segments and rate increases in certain of our Medicaid markets, offset by a $21.4 million reduction to premium revenue related to a reconciliation of duplicate member records in the Georgia Medicaid program dating back to the beginning of the program in 2006. Premium revenue includes $82.2 million and $76.2 million of Medicaid premium taxes for the years ended December 31, 2012 and 2011, respectively.

Investment and other income

2013 vs. 2012

Investment and other income in 2013 was $18.8 million, a $10.0 million increase from $8.8 million in 2012, primarily driven by higher volumes of prescription drug plan copayments and specialty prescription drugs sold to non-members.

2012 vs. 2011

Investment and other income amounted to $8.8 million in 2012, which was consistent with 2011 investment and other income of $8.7 million.

Medical benefits expense

2013 vs. 2012

Total medical benefits expense for the year ended December 31, 2013 increased $2.0 billion, or 31% compared to the same period in 2012. The increase is due mainly to the increased membership in the Medicaid and MA segments, including acquisitions, the impact of lower net favorable development in prior year medical benefits payable, increased medical expense in the first quarter of 2013 associated with the flu and Medicaid primary care enhanced payments, as mandated by the Affordable Care Act, partially offset by a decrease in the PDP segment due to lower membership. For the year ended December 31, 2013, medical benefits expense was impacted by approximately $3.0 million of net favorable development related to prior periods compared to $76.7 million of such development recognized in 2012.

2012 vs. 2011

Total medical benefits expense for the year ended December 31, 2012 increased $1.4 billion, or 27%, compared to the same period in 2011. The increase is due mainly to increased membership in the Medicaid and MA segments, higher overall utilization in the Medicaid and MA segments in the first half of 2012, the impact of higher net favorable development of prior period medical benefits payable experienced in 2011 compared to 2012 and the relatively higher medical benefits ratio ("MBR") in the Kentucky Medicaid program, partially offset by lower medical benefits expense in the PDP segment consistent with the decline in membership. For the year ended December 31, 2012, medical benefits expense was impacted by approximately $76.7 million of net favorable development related to prior periods compared to $191.2 million of such development recognized in 2011.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 13–Commitments and Contingencies within the Consolidated Financial Statements for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations.

A reconciliation of SG&A expense, including and excluding investigation-related costs, is presented below.

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
SG&A expense	$856.5	$690.8	$642.1
Adjustments:
Investigation-related litigation and other resolution costs	(2.5)	(3.9)	(7.7)
Investigation-related administrative costs	(54.8)	(47.7)	(39.3)
Investigation-related administrative costs	(57.3)	(51.6)	(47.0)
SG&A expense, excluding investigation-related litigation and other resolution costs	$799.2	$639.2	$595.1

SG&A ratio (1)	9.1%	9.4%	10.6%
SG&A ratio, excluding investigation-related litigation and other resolution costs	8.5%	8.7%	9.9%
(1) SG&A expense, as a percentage of total premium revenue, excluding premium taxes.

2013 vs. 2012

Excluding investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2013 increased approximately $160.0 million, or 25%, to $799.2 million. The increase is driven mainly by the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives,increased SG&A from the integration of recent acquisitions. Additionally, during the third quarter of 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. Consequently, we recorded a pre-tax asset impairment charge of $9.0 million. The increase in costs noted above were partially offset by improvements in operating efficiency. Our SG&A ratio, was 9.1% for the year ended December 31, 2013 compared to 9.4% for the same period in 2012. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio in 2013 was 8.5% compared to 8.7% for the same period in 2012.

2014 Outlook

We currently estimate that we will incur between approximately $125 and $135 million for the health insurance industry fees imposed by the Affordable Care Act in 2014, based on our estimated share of industry premiums. However, the final fee amount will not be determined until August 2014. Additionally, we currently expect spending for our 2014 growth initiatives and investments in our operational infrastructure will have a meaningful impact on 2014 results of operations. The investments in infrastructure are being made to better align our capabilities with the growth we have experienced and expect to achieve over the coming years. In particular, spending on 2014 growth initiatives will include the Florida MMA implementation and a significant amount of that spending will occur during the first half of 2014 before we begin serving members and earning revenue.

Our adjusted administrative expense ratio for 2014 is expected to be between approximately 8.6% and 8.7%, an increase from 8.5% percent in 2013. We expect to report the health insurance industry fee expense separately from SG&A expense. Consequently, our administrative expense ratio guidance does not include the ACA fee.

2012 vs. 2011

Excluding investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2012 increased approximately $44.2 million, or 7%, to $639.3 million. The increase was due to technology investments, including those required by regulatory changes, as well as medical cost initiatives, increased spending related to the launch of our Kentucky Medicaid program, and other growth initiatives. These increases were partially offset by improvements in operating efficiency. Our SG&A ratio was 9.4% for the year ended December 31, 2012 compared to 10.6% for the same period in 2011. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio in 2012 was 8.7% compared to 9.9% for the same period in 2011. The improvement in our SG&A ratio is related to the growth in premium revenue and improvement in our administrative cost structure driven by business simplification projects, process management in our shared services functions, and continued evaluation of our organizational design. The improvement was partially offset by incremental costs incurred associated with our quality, regulatory and growth initiatives.

Medicaid premium taxes

2013 vs. 2012

Medicaid premium taxes incurred for the year ended December 31, 2013 were $75.7 million compared to $82.2 million for the same period in 2012. The year-over-year decline of approximately $6.5 million, or 8%, was primarily driven by our exit from the Ohio Medicaid market, which was effective July 1, 2013. As of December 31, 2013, only our Medicaid contracts with Georgia, Hawaii and New York included tax assessments on Medicaid premiums.

2012 vs. 2011

Medicaid premium taxes incurred in the year ended December 31, 2012 were $82.2 million compared to $76.2 million for the same period in 2011. The $6.0 million, or 8%, increase was primarily driven by premium growth in New York and Hawaii.

Depreciation and Amortization

2013 vs. 2012

Depreciation and amortization expense increased approximately $12.5 million, or 40%, to $44.1 million in 2013 from $31.6 million in 2012, which includes approximately $5.9 million of incremental amortization recorded during 2013 relating to the intangible assets acquired in conjunction with the Desert Canyon, Easy Choice, Missouri Care and WCSC acquisitions. The remaining increase is primarily attributable to incremental infrastructure related investments made during 2013.

2012 vs. 2011

Depreciation and amortization expense incurred for the year ended December 31, 2012 was $31.6 million, compared to $26.4 million for the same period in 2012. The year-over-year increase was mainly attributable to incremental infrastructure related investments made during 2012.

Interest expense

2013 vs. 2012

Interest expense for the year ended December 31, 2013 was $11.9 million compared to $4.1 million for the same period in 2012. The $7.8 million increase was primarily driven by higher average debt levels during 2013, as we borrowed an additional $230 million in term loans under the 2011 credit agreement in February 2013 and, additionally, issued $600 million of 5.75% senior notes in November 2013. A portion of the net proceeds from the issuance of the senior notes was used to payoff the remaining term loan balance under the 2011 credit agreement.

2014 Outlook

We expect that interest expense will increase materially in 2014 compared to 2013 due to higher average debt outstanding from the issuance of the Senior Notes, and is anticipated to be between $38 and $39 million.

2012 vs. 2011

Interest expense for the year ended December 31, 2012 was $4.1 million compared to $6.5 million for the same period in 2011. The decrease in interest expense from 2011 is mainly from debt incurred in 2011 to settle investigation-related litigation that was later redeemed in the fourth quarter of 2011, as discussed below, partially offset by interest on the $150.0 million borrowed under a term loan on August 1, 2011 under the 2011 Credit Agreement.

(Loss) gain on extinguishment of debt

2013

In November 2013, a portion of the net proceeds from the issuance of $600 million of 5.75% senior notes was used to pay off the remaining $336.5 million term loan balance, plus accrued interest, and we then terminated our 2011 credit agreement. In conjunction with the extinguishment of debt, we incurred approximately $2.8 million for the accelerated recognition of previously deferred financing costs. For further information regarding the 2013 debt transactions, refer to Note 12 –Debt within the Consolidated Financial Statements.

2011

On December 15, 2011, we repurchased at 90% of face value all of the $112.5 million of subordinated notes issued in September 2011. The notes had an original maturity date of December 31, 2016. We recorded a gain on the repurchase of subordinated notes in the amount of $10.8 million. For further information regarding the subordinated notes, refer to Note 12 –Debt within the Consolidated Financial Statements.

Income tax expense

2013 vs. 2012

Income tax expense for the year ended December 31, 2013 was $103.0 million, or 37.0% of pre-tax income, compared to $111.7 million, or 37.7% of pre-tax income, for the year ended December 31, 2012. The lower effective income tax rate in 2013 is primarily due to an issue resolution agreement reached with the Internal Revenue Service during 2013 regarding the tax treatment of certain investigation-related litigation and other resolution cost, which resulted in the recognition of approximately $7.6 million in income tax benefits during the first quarter of 2013, partially offset by the impact of non-deductible compensation under certain provisions of the Affordable Care Act, which generally limits deductions on executive compensation earned after December 31, 2009 that is paid after December 31, 2012.

2014 Outlook

The health insurance industry fee imposed by the Affordable Care Act beginning in 2014 is not deductible for income tax purposes. Due principally to the impact of the fee, we anticipate that our 2014 effective income tax rate will be in the range of 50.5% to 51.5%.

2012 vs. 2011

Income tax expense for the year ended December 31, 2012 was $111.7 million, or 37.7% of pre-tax income, compared to $154.2 million, or 36.9% of pre-tax income, for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 increased compared to the same period in 2011 due to the settlement of a state tax matter in 2012 which increased the effective rate, partially offset by a decrease in the prevailing state income tax rate.

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

Reconciling Segment Results

The following table reconciles our reportable segment results with our income from operations (before income taxes), as reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	For the Years Ended December 31,
	2013	2012	2011
Gross Margin:	(In millions)
Medicaid	$733.8	$579.2	$691.4
MA	411.5	305.8	281.0
PDP	105.2	211.3	177.7
Total gross margin	1,250.5	1,096.3	1,150.1
Investment and other income	18.8	8.8	8.7
Other expenses	(988.2)	(808.7)	(751.2)
Income from operations	$281.1	$296.4	$407.6

Medicaid

Our Medicaid segment includes plans for beneficiaries of TANF, Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of December 31, 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and South Carolina. We began serving WCSC members on February 1, 2013, and Missouri Care members on April 1, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Impacting Our Results

•
We received an approximate 7.0% premium rate increase for the Kentucky Medicaid program effective January 1, 2013, as well as an additional 3.0% rate effective July 1, 2013, which was previously scheduled for October 1, 2013. These rate increases apply to all Medicaid geographic regions of the Commonwealth, other than Region 3.

•
Membership within the Kentucky membership program grew approximately 85,000, or 41%, during 2013 as we began serving approximately 13,000 beneficiaries in Region 3 for the Kentucky Medicaid program effective January 1, 2013, as well as approximately 57,000 beneficiaries transferred from Centene upon their exit from the program effective in July 2013.

•
The acquisitions of WCSC and Missouri Care in January 2013 and March 2013, respectively, increased our membership by approximately 50,000 and 104,000 beneficiaries, respectively, as of December 31, 2013.

•
We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. Ohio membership as of December 31, 2012 was approximately 97,000.

Medicaid Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Premium revenue	$5,585.5	$4,389.0	$3,505.3
Medicaid premium taxes	75.7	82.2	76.2
Total premiums	5,661.2	4,471.2	3,581.5
Medical benefits expense	4,927.4	3,892.0	2,890.1
Gross margin	$733.8	$579.2	$691.4

Medicaid Membership:
Georgia	540,000	570,000	562,000
Florida	486,000	454,000	404,000
Kentucky	292,000	207,000	129,000
Other states (1)	441,000	356,000	356,000
	1,759,000	1,587,000	1,451,000

Medicaid MBR, including premium taxes	87.0%	87.0%	80.7%
Medicaid MBR (2)	88.2%	88.7%	82.4%

(1)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2011, it also includes Missouri and Ohio; in 2012, it also includes Ohio; and in 2013, it also includes Missouri and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

(2)
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

2013 vs. 2012

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2013 increased $1.2 billion, or 27%, when compared to the same period in 2012. The South Carolina and Missouri acquisitions increased premium revenue by $380.2 million, or 9%, to the year-over-year increase, while the remaining $816.3 million, or 18% increase, was driven primarily by increased membership in our Kentucky and Florida programs, a 7% rate increase in Kentucky that was effective on January 1, 2013, rate increases in certain other markets in late 2012, changes in geographic and demographic mix of members and Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the Affordable Care Act. The increase in Kentucky Medicaid membership and premiums also reflect the commencement of services provided to beneficiaries in Region 3, which began on January 1, 2013, as well as the additional members received from Centene in July 2013.

Medicaid medical benefits expense for the year ended December 31, 2013 increased 27%, which is consistent with the increase in membership and premiums. Our Medicaid MBR for the year ended December 31, 2013 decreased by approximately 50 basis points when compared to the same period in 2012, mainly reflecting the impact of improved results in Kentucky, partially offset by a lower amount of net favorable development of prior years' medical benefits payable in 2013 compared to 2012. The Kentucky program MBR declined to 90.0% in 2013 compared to 105.1% in 2012, as 2012 performance was adversely impacted by relatively high transitional medical benefit expenses for the program which launched in late 2011. The Missouri and South Carolina acquisitions also contributed to the decrease in the Medicaid segment MBR in 2013, as the MBR for these programs was lower than the segment average.

2012 vs. 2011

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2012 increased 25% when compared to the same period in 2011. The increase was driven mainly by the Kentucky Medicaid program operating for a full year in 2012, compared to two months in 2011, as well as membership growth in that program, both the managed long-term care program and the carve-in of the pharmacy benefit in our New York Medicaid program, membership growth in Florida, and rate increases implemented in most markets in late 2011. The increase in Kentucky Medicaid premiums also reflects the open enrollment in November 2012. Partially offsetting these increases was a $21.4 million reduction of premium revenue recorded during the second half of 2012 related to a reconciliation of duplicate member records in Georgia dating back to the beginning of the program in 2006.

Medicaid medical benefits expense for the year ended December 31, 2012 increased 35% when compared to the same period in 2011. The increase was due mainly to the increase in membership and the relatively higher MBR in the Kentucky Medicaid program and less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011, partially offset by the impact of medical cost initiatives that we have implemented. Our Medicaid MBR for the year ended December 31, 2012 increased by 630 basis points when compared to the same period in 2011. The increase was mainly driven by the relatively higher MBR in the Kentucky Medicaid program, which was adversely impacted by certain transitional medical benefit expenses for the program, the $21.4 million reduction of premium revenue for duplicate member record reconciliation adjustments and the impact of less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011.

2014 Outlook

•
We anticipate Medicaid segment premium revenue to increase approximately 22% to 23%, in 2014 compared to 2013, mainly as a result of the Florida MMA implementation, growth in Kentucky and our entry into New Jersey.

•
We currently expect our Medicaid segment MBR in 2014 to be in the range of approximately 87.25% to 88.25%, compared to 88.2% percent in 2013. Our expected reimbursement by states of the ACA fee is impacting our 2014 MBR guidance by approximately 150 basis points. If the ACA reimbursement were not included in our guidance, our MBR guidance range would be higher by approximately 150 basis points, or between 88.75% and 89.75%. The expected increase in 2014 compared to 2013 results principally from the implementation of the Florida MMA program, which we expect to operate at an MBR that is higher than our 2013 performance in the state. Our anticipated Florida MMA premium also is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program.

•
In February 2014, our Florida Medicaid plan executed a contract with the Florida AHCA to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s MMA program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As result of the MMA contract awards, we anticipate that our Florida TANF and SSI membership should increase to at least 500,000 by December 2014, compared to the 394,000 members that we served in December 2013.

•
As a result of approval received from SCDHHS during November 2013, we began offering Medicaid services in 45 out of 46 counties in South Carolina effective January 1, 2014, an expansion of six counties from the 39 served at December 31, 2013. Additionally, effective January 1, 2014, membership from CMH transitioned to us as a result of changes SCDHHS is making to its Healthy Connections Choices Medicaid managed care program as well as WellCare's purchase of certain assets from CMH.

•
We entered the New Jersey Medicaid program in January 2014 as a result of recent approval from the state to offer Medicaid managed care in certain counties. Our service area and presence in the New Jersey Medicaid program is anticipated to expand significantly upon closure of our pending acquisition of Healthfirst NJ, which is currently anticipated to close within the second quarter of 2014.

•
We currently expect to be reimbursed by our state customers for the impact of the industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the timing of revenue recognition for such reimbursement may be delayed and not match the expense recognition of the fee, depending on the timing of contractual agreements. MA and PDP premium rates will not be adjusted to offset the impact of the fee.

MA

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons. These benefits are provided through our MA plans, which are comprised of coordinated care plans ("CCPs"). CCPs are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

As of December 31, 2013, we operated our MA CCPs in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio and Texas, and offered MA plans in a total of 204 counties across these14 states, with over 15 million eligible beneficiaries in these service areas. We offer duals special needs plans ("D-SNPs") in nearly all the counties that we serve, and approximately 33% of our MA members are "dually eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

Impacting Our Results

•	For 2013, we expanded our Medicare Advantage service area by 64 counties in California, Florida, Georgia, Illinois, Kentucky, New York, and Texas.

•
Effective April 1, 2013, premium payments to MA plans were reduced by 2% pursuant to the sequestration provisions of the Budget Control Act of 2011. We have been able to partially offset this impact by a reduction in reimbursements to health care providers; however, our 2013 results of operations have been negatively impacted.

MA Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our MA segment for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Premium revenue	$3,071.0	$1,936.4	$1,479.8
Medical benefits expense	2,659.5	1,630.6	1,198.8
Gross margin	$411.5	$305.8	$281.0

MA Membership	290,000	213,000	135,000

MA MBR	86.6%	84.2%	81.0%

2013 vs. 2012

MA premium revenue for the year ended December 31, 2013 increased $1.1 billion, or 59%, when compared to the same period in 2012. The Easy Choice and Desert Canyon acquisitions contributed $533.2 million, or 27%, to the year-over-year growth, while the remaining $601.4 million, or 32%, increase was mainly attributable to organic membership growth associated with our service area expansion, higher risk adjusted premium, prior period revenue adjustments and the strengthening of our sales processes and our product design.

The $1.0 billion, or 63%, increase in MA medical benefits expense during 2013 compared to the same period in 2012 reflects the increase in membership and premiums and increase in the MA segment MBR. MA segment MBR increased by 240 basis points for the year ended December 31, 2013 compared to 2012 due to the impact of Easy Choice, which operated at a higher MBR relative to the segment average, our 2013 plan design and the impact of the federal government's budget sequestration, partially offset by favorable prior period revenue adjustments.

2012 vs. 2011

MA premium revenue for the year ended December 31, 2012 increased $456.6 million, or 31%, when compared to the same period in 2011. Excluding the impact of the Easy Choice acquisition, MA premium revenue for 2012 increased by approximately $384.6 million, or 26% , compared to 2011 mainly attributable to organic membership growth due to our product design, strengthening of our sales processes and heightened focus on membership growth activities during the annual election period in 2011.

MA segment MBR increased by 320 basis points for the year ended December 31, 2012 compared to the same period in 2011. The changes in the MBR were primarily due to increased quality improvement costs and less net favorable development of prior year's medical benefits payable in 2012 than we recognized in 2011.

2014 Outlook

•	We expect premium revenue for our MA segment to increase approximately 22% to 24% in 2014 compared to 2013, driven mainly by the Windsor acquisition.

•	For the MA segment, we currently expect the MBR in 2014 to be in the range of approximately 85% and 86%, compared to 86.6% in 2013.

•
Our MA business will continue to be subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013 (see Part I, Item 1 – Business, General Economic and Political Environment Impacting our Business for additional discussion), the 2% sequestration reduction to Medicare provider and plan payments will continue in 2014 and extend through 2023, so our results of operations will continue to be negatively impacted. In addition, our MA premium rates have not been adjusted to offset the impact of the health insurance industry fee assessment imposed by the Affordable Care Act.

•
In addition, on April 1, 2013, CMS announced revised proposed 2014 benchmark rates, which will result in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. In April 2013, CMS also announced changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which will be phased in over the 2014 and 2015 plan years. In addition, CMS will implement an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary’s diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

•
Excluding Windsor, MA membership as of January 1, 2014, was approximately 303,000, a growth of 13,000, or 5%, compared to December 31, 2013. In 2014, we plan to serve Medicare eligibles in 210 counties, up from 204 counties in 2013. We anticipate membership will continue to grow organically during the remaining months of 2014, though at a much slower pace than during 2013.

•
Effective January 1, 2014, as a result of the Windsor acquisition, we began serving approximately 39,000 MA beneficiaries across 192 additional counties, primarily within the states of Arkansas, Mississippi, South Carolina and Tennessee. Including the membership gained from Windsor, as of January 1, 2014 we served a total of 342,000 MA beneficiaries in a total of 402 counties across 18 states. We expect to report the Medicare Supplement insurance business we acquired as part of the Windsor acquisition with our MA segment results.

•
CMS 2014 MA quality ratings, also known as “Star Ratings," reflected improvement for several of our plans. Based on the Star Ratings, 84% of our December 31, 2013 MA membership will be served in a plan rated three stars or better on an overall basis for 2014. Our MA plans that operate at 3 stars on a weighted, overall basis will earn a 3% quality bonus demonstration percentage, compared to the 5% available to 4, 4.5 and 5 star plans.

PDP

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries through our PDP segment. As of December 31, 2013, we offered PDP plans in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the PDP MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us as and those who actively choose our PDP plans will impact the segment MBR pattern across periods.

Impacting Our Results

•
Based on the outcome of our 2013 PDP bids, our plans were below the benchmarks in 14 of the 34 CMS regions and within the de minimis range of the benchmark in five other CMS regions. As a result of the 2013 bids, in 2013 we were auto-assigned newly-eligible members into our plans for the 14 regions that were below the benchmark. We retained our previously auto-assigned members in the five regions in which we bid within the de minimis range; however, we were not auto-assigned new members in those regions during 2013. Membership declined 72,000, or 8%, at December 31, 2013 compared to December 31, 2012, due primarily to the reassignment in January 2013 to other plans of members who were previously auto-assigned to us (primarily California), offset in part by additional auto-assignments to us in other regions and an increase in the members who actively chose our PDP plans.

•
Effective April 1, 2013, premium payments to PDP plans were reduced by 2% pursuant to the sequestration provisions of the Budget Control Act of 2011 and our 2013 results of operations were negatively impacted.

PDP Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our PDP segment for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Premium revenue	$776.9	$992.6	$1,036.8
Medical benefits expense	671.7	781.3	859.1
Gross margin	$105.2	$211.3	$177.7

PDP Membership	797,000	869,000	976,000

PDP MBR	86.5%	78.7%	82.9%

2013 vs. 2012

PDP premium revenue decreased 22% for the year ended December 31, 2013 when compared to the same period in 2012, primarily due to the decline in membership and the outcome of our 2013 bids. PDP MBR for the year ended December 31, 2013 increased 780 basis points over the same period in 2012 mainly due to the addition of our new enhanced product, designed for those who choose a PDP, and a shift in membership to this product, as well as higher drug unit costs and the outcome of our 2013 bids. Transition of care costs for the enhanced product also contributed to the increased MBR. The transition period concluded at the end of March.

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

2014 Outlook

•
We anticipate that PDP segment premium revenue will increase 33% to 37% in 2014 compared to 2013, primarily as a result of our membership growth, offset in part by lower premium rates resulting from our 2014 bids.

•
We currently anticipate our PDP segment MBR for 2014 will be in the range of approximately 83.25% to 84.25%, down from 86.5% in 2013. The year-over-year decrease results mainly from the realignment of our benefit plans and cost structure, including the launch of our preferred pharmacy network. In particular, for our 2014 bids we were able to modify our enhanced plan through increased premium rates and cost sharing, as well as other changes.

•
As a result of legislation passed in December 2013 (see Part I, Item 1 – Business, General Economic and Political Environment Impacting our Business for additional discussion), the 2% sequestration reduction to Medicare provider and plan payments will continue in 2014 and extend through 2023, so our results of operations will continue to be negatively impacted. Additionally, our PDP premium rates have not been adjusted to offset the impact of the health insurance industry fee assessment imposed by the Affordable Care Act.

•
Excluding Windsor, PDP membership as of January 1, 2014 was approximately 1.1 million, an increase of approximately 320,000, or 40%, from 797,000 as of December 31, 2012. The increased membership in 2014 is primarily based on the outcome of our 2014 PDP bids, in which our plans were below the benchmarks in 30 of the 33 CMS regions for which we submitted 2014 bids. The favorable 2014 outcome resulted from the realignment of our benefit designs and cost structure to allow for prudent, competitive bids. In 2014, we are being auto-assigned newly-eligible members into our plans for the 30 regions that are below the benchmark. We are retaining our auto-assigned members in the three regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions during 2014. We expect membership to continue to grow organically during the remaining months of 2014.

•
We have also launched a new PDP product that we believe is well positioned as a low-cost enhanced plan targeted to value-focused beneficiaries that actively choose their plan and as of January 1, 2014, approximately 70% of our membership is comprised of beneficiaries that actively chose us for their current plan. New members will be assigned monthly into our PDPs in 16 of our 18 2014 MA states, enabling cross selling opportunities for both our MA and PDP plans.

•
Effective January 1, 2014, as a result of our acquisition of Windsor, we began serving approximately 154,000 individual and group beneficiaries across 11 of the 34 CMS regions. Including Windsor, January 2014 membership was approximately 1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in this 2013 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments (which represent our regulated cash and investments not on deposit with a state in which we operate) was $1.4 billion as of December 31, 2013, an increase of $200 million from $1.2 billion at December 31, 2012. The increase is due mainly to cash flows from operating activities as well as $55.0 million of contributions received from our non-regulated subsidiaries, partially offset by $147.0 million in dividends distributed to our non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments was $495.1 million at December 31, 2013, an increase of $301.6 million from $193.5 million at December 31, 2012. The increase was attributable to aggregate net proceeds of $451.4 million resulting from debt transactions executed during 2013, $147.0 million in dividends received from our regulated subsidiaries and cash flows from operations. The above increases were partially offset by cash used in relation to our 2013 acquisitions, as well as approximately $133.6 million advanced in December 2013 relating to the Windsor acquisition which closed in January 2014. $55.0 million of capital contributions made to certain regulated subsidiaries, total payments of $37.6 million made during the first half of 2013 in connection with our previously reported settlement with the Civil Division of the U.S. Department of Justice (the "Civil Division"), as well as other certain investigation-related litigation and other resolution costs. The $133.6 million payment advanced for the Windsor acquisition was paid on December 31, 2013 in accordance with the terms of the purchase agreement; however, control of ownership did not transfer to us until the January 1, 2014 closing date.

Auction Rate Securities

As of December 31, 2013, $31.8 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Two auction rate securities with an aggregate fair value of $21.1 million have investment grade security credit ratings and one auction rate security with a fair value of $10.7 million has a credit rating below investment grade. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2013 Form 10-K, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity as of December 2013 of the underlying securities could be as long as 24 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 19 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$178.9	$(30.7)	$162.0
Net cash used in investing activities	(290.5)	(222.8)	(111.6)
Net cash provided by (used in) financing activities	493.6	28.9	(84.9)
Total net increase (decrease) in cash and cash equivalents	$382.0	$(224.6)	$(34.5)

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

2013 vs. 2012

Cash provided by operating activities for 2013 was $178.9 million compared to cash used in operating activities of $30.7 million for 2012. The year-over-year improvement primarily resulted from the increase in premiums associated with the growth in membership. Operating cash flow was negatively impacted in 2013 and 2012 by approximately $37.6 million and $39.8 million, respectively, relating to payments made to the Civil Division under the terms of the settlement agreement discussed in "Financial Impact of Government Investigation and Litigation" below.

2011 vs. 2012

Cash used in operating activities in 2012 was $30.7 million compared to cash provided by operations of $162.0 million for 2011. For the year ended December 31, 2012, cash from operating activities was negatively impacted by certain delayed Medicaid premiums, primarily associated with our Georgia Medicaid supplemental payments for obstetric deliveries and newborns. Operating cash flow was negatively impacted in 2012 by approximately $39.8 million relating to payments made to the Civil Division under the terms of the settlement agreement, while in 2011 we paid approximately $87.5 million in connection with resolving shareholder class action complaints.

Net cash used in investing activities

Net cash used in investing activities was $290.5 million, $222.8 million, and $111.6 million for 2013, 2012 and 2011. The increase in cash used in 2013 compared to 2012 resulted principally from the $133.6 million advanced in December 2013 relating to the Windsor acquisition which closed in January 2014. The $133.6 million advance was completed on December 31, 2013 in accordance with the terms of the purchase agreement; however, control of ownership did not transfer to us until January 1, 2014. The Windsor advance was partially offset by the impact from lower collective amounts paid in connection with the 2013 acquisitions as compared to the collective amounts paid in connection with the 2012 acquisitions.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $493.6 million and $28.9 million in 2013 and 2012, respectively, compared to a use of $84.9 million for 2011, which was impacted by the following:

•
Aggregate net proceeds of $451.4 million resulting from the debt transactions executed during 2013, which includes net proceeds of $228.5 million received in connection with the second amendment to our 2011 credit agreement and $587.9 million of net proceeds from the issuance of the Senior Notes in November 2013, partially offset by $28.5 million of payments made on the term loan during the first three quarters of 2013. During November 2013, we used a portion of the net proceeds from the issuance of the Senior Notes to pay off the remaining $336.5 million term loan balance under our 2011 credit agreement, plus accrued interest, and plan to use the remaining net proceeds for general corporate purposes, including organic growth opportunities and potential acquisitions.

•
Net funds received for the benefit of members of $34.0 million and $36.3 million for 2013 and 2012, respectively, compared to a net cash outflow for the benefit of members of $129.6 million in 2011. These funds represent reinsurance, low-income cost sharing, and coverage gap discount subsidies funded by CMS in connection with the Medicare Part D program, for which we assume no risk.

•
Repurchase in full of approximately $101.7 million subordinated notes in 2011, which was offset by $147.4 million of proceeds, net of financing costs, resulting from the issuance of the term loan under the 2011 Credit Agreement.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $70.3 million at December 31, 2013.

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

Capital Resources

Senior Notes

In November 2013, we completed the offer and sale of $600.0 million of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). We received net proceeds of $587.9 million upon issuance of the Senior Notes, which consists of the $600.0 million principal balance of the notes less approximately $12.1 million incurred in debt issuance costs. The Senior Notes will mature on November 15, 2020, with interest on the Senior Notes being payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2014. We used a portion of the net proceeds from the offering to repay the full $336.5 million outstanding under the 2011 Credit Agreement, and will use the remaining net proceeds for general corporate purposes, including organic growth opportunities and potential acquisitions.

The indenture under which the Senior Notes were issued contain covenants that, among other things, limit the ability of our company and its restricted subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, and in the case of our subsidiaries, guarantee indebtedness;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	merge or consolidate with other entities.

Credit Facilities

In November 2013, we entered into a credit agreement (the "Credit Agreement") which provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides for up to $75.0 million for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.375% depending upon our ratio of total debt to cash flow.

The Credit Agreement includes negative and financial covenants that limit certain activities of our company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total debt to cash flow not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) a minimum level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

Additionally, in November 2013, we terminated the 2011 Credit Agreement in connection with our entry into the Credit Agreement described above. All amounts outstanding under the 2011 Credit Agreement were paid in full on November 14, 2013. For additional information on our long-term debt, see Note 12 – Debt to the Consolidated Financial Statements.

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

Issuance and Repurchase of Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes having an aggregate par value of $112.5 million, in connection with the settlement of putative class action complaints filed against us in 2007. On December 15, 2011, we paid $101.7 million to repurchase the subordinated notes at a 10% discount and paid accrued interest of approximately $4.1 million. For further information regarding the subordinated notes, refer to Note 12 – Debt to the Consolidated Financial Statements.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of December 31, 2013, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $1.1 billion and $926.0 million at December 31, 2013 and 2012, respectively, compared to the required surplus of approximately $489.0 million and $383.0 million at December 31, 2013 and 2012, respectively.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2013, 2012 and 2011, we received $147.0 million, $192.0 million and $92.0 million respectively, in cash dividends from our regulated subsidiaries.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2013.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$67.9	$20.0	$27.6	$13.5	$6.8
Capital leases	1.5	1.5	—	—	—
Purchase obligations (1)	147.3	84.4	62.7	0.2	—
Amounts accrued related to investigation resolution (2)	70.3	36.2	34.1	—	—
Long-term debt	600.0	—	—	—	600.0
Interest on debt (3)	237.2	34.5	69.0	69.0	64.7
Total	$1,124.2	$176.6	$193.4	$82.7	$671.5

(1)	Our purchase obligations include commitments under contracts for equipment leases, software maintenance and the purchase of pharmaceuticals from our pharmacy benefit manager.

(2)
Based on the terms of the settlement agreement reached with the Civil Division effective as of March 23, 2012, as discussed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

(3)	Represents projected interest on our 5.75% $600.0 million Senior Notes.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly rates per member ("PMPM"). However, our contracts also have additional provisions as described in the sections below. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of each new contract renewal period or each state's fiscal year; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases, as described below. For a further description of the revenue elements related to our segments, see Part I - Item 1 - Business - OUR PRODUCT SEGMENTS.

In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable, and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related service. Member premiums are recognized as revenue in the period of service. We estimate, on an ongoing basis, the amount of member billings that may not be fully collectible based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable, including Medicaid receivables for obstetric deliveries and newborns (see "Medicaid" below) and net receivables for member retroactivity as described below, and reflect any required adjustments in current operations. Historically, the allowance for member premiums receivable has not been significant relative to premium revenue.

Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record the amounts receivable or payable identified by us through reconciliation and verification of membership eligibility lists, which relate to current and prior periods, in premiums receivable, net and other accrued expenses and liabilities in the accompanying consolidated balance sheets. In 2012, we settled with the Georgia Department of Community Health (the "Georgia DCH") regarding retroactive premium adjustments related to a reconciliation of duplicate member records dating back to the beginning of the program in 2006. As a result, we revised our previous estimates for additional premium revenue receivable related to a previous settlement negotiated with the Georgia DCH in 2011 and we recorded related reductions of premium revenue totaling approximately $21.4 million during the third and fourth quarters of 2012. The settlement resolved issues with certain premium payments that covered the period from the inception of the program through the settlement, and resulted from a comprehensive review and negotiation involving the three health plans that operate in the program.

Medicaid

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in
Georgia, Illinois, Missouri, New York, South Carolina and, until June 30, 2013, Ohio. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions, if estimable, regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, during the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. Our Florida and Arizona MA plans have been selected by CMS for audits of the 2011 contract year and we anticipate that CMS will conduct audits of other contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

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

Low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies

Low-income cost sharing, catastrophic reinsurance and coverage gap discount subsidies represent funding from CMS for which we assume no risk. The receipt of these subsidies and the payments of the actual prescription drug costs related to the low-income cost sharing, catastrophic reinsurance and coverage gap discounts are not recognized as premium revenues or benefits expense, but are reported on a net basis as funds receivable/held for the benefit of members in the consolidated balance sheets. These receipts and payments are reported as a financing activity in our consolidated statements of cash flows. Approximately nine months after the close of the annual plan year, except for the coverage gap discount which has a longer settlement timeframe, CMS reconciles actual experience to prospective payments paid to our plans and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS annual reconciliation of prior plan year low-income cost sharing, catastrophic reinsurance subsidies or coverage gap discount subsidies.

CMS risk corridor

Premiums received from CMS are subject to risk sharing through the Medicare Part D risk corridor provisions. The CMS risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual claims experience is more than 5% above the target amount. We refund premiums to CMS if our actual claims experience is less than 5% below the target amount. We estimate the risk corridor receivable or payable throughout the year as if the annual contract were to terminate at the end of the reporting period and reflect any adjustments to premium in current operations. This estimate provides no consideration of future pharmacy claims experience, but does require us to consider factors that may not be certain, including membership, risk scores, prescription drug events, and rebates. Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. Historically, we have not experienced material adjustments related to the CMS settlement of prior years' risk corridor estimates.

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

The following table provides a detail of the components of medical benefits payable:

	December 31, 2013	% of Total	December 31, 2012	% of Total
	(In millions)
IBNR	$690.1	72%	$547.4	75%
Other medical benefits payable	263.3	28%	185.6	25%
Total medical benefits payable	$953.4	100%	$733.0	100%

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

Many aspects of the managed care business are not predictable. These aspects include the incidences of illness or disease (such as congestive heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes cases, the number of full-term versus premature births and the number of neonatal intensive care babies). Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitation as opposed to a fee-for-service basis. These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of December 31, 2013 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2013 were decreased by 1%, our net income would decrease by approximately $92.8 million. If the completion factors were increased by 1%, our net income would increase by approximately $94.9 million.

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

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balances as of beginning of period	$733.0	$744.8	$743.0
Acquisitions	71.6	—	—
Medical benefits incurred related to:
Current period	8,333.2	6,450.5	5,200.1
Prior periods	(74.6)	(146.6)	(252.1)
Total	8,258.6	6,303.9	4,948.0
Medical benefits paid related to:
Current period	(7,490.6)	(5,754.9)	(4,533.9)
Prior periods	(619.2)	(560.8)	(412.3)
Total	(8,109.8)	(6,315.7)	(4,946.2)
Balances as of end of period	$953.4	$733.0	$744.8

Medical benefits payable recorded at December 31, 2013, 2012 and 2011 developed favorably by approximately $74.6 million, $146.6 million and $252.1 million in 2013, 2012 and 2011, respectively. A portion of the prior period development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

In addition to the release of the provision for moderately adverse conditions, medical benefits expense for the years ended December 31, 2013, 2012 and 2011 was impacted by approximately $3.0 million, $76.7 million and $191.2 million respectively, of net favorable development related to prior years. The net favorable development in 2013 was due mainly to the medical cost trend emerging favorably in our Medicaid segment due to lower utilization. The net favorable development in 2012 was due to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, primarily due to lower than projected utilization, partially offset by higher than expected medical services in Kentucky. The net favorable development during 2011 was attributable to the 2010 medical cost trend emerging favorably than we originally estimated, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively. Goodwill recorded at December 31, 2012 was $223.8 million, which consisted of $111.1 million and $112.7 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively.

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

In 2013, we elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values and therefore no further testing was required, and we believe that such assets are not impaired as of December 31, 2013.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the Consolidated Financial Statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2013, we had cash and cash equivalents of $1.48 billion, investments classified as current assets of $314.7 million, long-term investments of $80.4 million and restricted investments on deposit for licensure of $82.5 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2013, the fair value of our fixed income investments would decrease by approximately $3.5 million. Similarly, a 1% decrease in market interest rates at December 31, 2013 would increase the fair value of our investments by approximately $4.0 million.

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

In connection with the preparation of this 2013 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, that is included herein.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 13, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 13, 2014

Item 9B. Other Information.

None

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2013, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2013 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

(c) Financial Statements

We file as part of this report the financial schedules listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WellCare Health Plans, Inc.
By:	/s/ David J. Gallitano
David J. Gallitano
Chief Executive Officer

Date: February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/David J. Gallitano	Chief Executive Officer (Principal Executive Officer and Director)	February 13, 2014
David J. Gallitano

/s/Thomas L. Tran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2014
Thomas L. Tran

/s/Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2014
Maurice S. Hebert

/s/ Richard C. Breon	Director	February 13, 2014
Richard C. Breon

/s/Carol J. Burt	Director	February 13, 2014
Carol J. Burt

/s/ Roel C. Campos	Director	February 13, 2014
Roel C. Campos

/s/D. Robert Graham	Director	February 13, 2014
D. Robert Graham

/s/Kevin F. Hickey	Director	February 13, 2014
Kevin F. Hickey

/s/Christian P. Michalik	Director	February 13, 2014
Christian P. Michalik

/s/Glenn D. Steele, Jr.	Director	February 13, 2014
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 13, 2014
William L. Trubeck

/s/ Paul E. Weaver	Director	February 13, 2014
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F-43
Schedule II — Valuation and Qualifying Accounts	F-46

Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche, LLP

Certified Public Accountants
Tampa, Florida
February 13, 2014

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share and share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Premium	$9,509.1	$7,400.2	$6,098.1
Investment and other income	18.8	8.8	8.7
Total revenues	9,527.9	7,409.0	6,106.8
Expenses:
Medical benefits	8,258.6	6,303.9	4,948.0
Selling, general and administrative	856.5	690.8	642.1
Medicaid premium taxes	75.7	82.2	76.2
Depreciation and amortization	44.1	31.6	26.4
Interest	11.9	4.1	6.5
Total expenses	9,246.8	7,112.6	5,699.2
Income from operations	281.1	296.4	407.6
(Loss) gain on extinguishment of debt	(2.8)	—	10.8
Income before income taxes	278.3	296.4	418.4
Income tax expense	103.0	111.7	154.2
Net income	$175.3	$184.7	$264.2

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(0.8)	1.5	1.0
Income tax expense related to other comprehensive income	(0.3)	0.6	0.4
Other comprehensive income, net of tax	(0.5)	0.9	0.6
Comprehensive income	$174.8	$185.6	$264.8

Earnings per share (see Note 5):
Basic	$4.03	$4.29	$6.17
Diluted	$3.98	$4.22	$6.10

Weighted average common shares outstanding:
Basic	43,535,927	43,104,216	42,817,466
Diluted	44,000,563	43,826,285	43,328,756

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
Assets	2013	2012
Current Assets:
Cash and cash equivalents	$1,482.5	$1,100.5
Investments	314.7	220.3
Premiums receivable, net	490.7	387.3
Pharmacy rebates receivable, net	165.5	126.8
Funds receivable for the benefit of members	93.5	126.7
Income taxes receivable	7.1	15.6
Prepaid expenses and other current assets, net	115.0	96.3
Deferred income tax asset	23.7	27.2
Total current assets	2,692.7	2,100.7
Property, equipment and capitalized software, net	147.4	131.5
Goodwill	236.8	223.8
Other intangible assets, net	66.5	53.0
Long-term investments	80.4	96.7
Restricted investments	82.5	67.4
Deposits and other assets	144.4	2.4
Total Assets	$3,450.7	$2,675.5

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$953.4	$733.0
Unearned premiums	0.2	0.1
Accounts payable	22.3	18.6
Other accrued expenses and liabilities	187.7	221.1
Current portion of amount payable related to investigation resolution	36.2	37.3
Current portion of long-term debt	—	15.0
Other payables to government partners	37.3	88.3
Total current liabilities	1,237.1	1,113.4
Deferred income tax liability	55.4	42.1
Amount payable related to investigation resolution	34.1	68.2
Long-term debt	600.0	120.0
Other liabilities	6.2	8.7
Total liabilities	1,932.8	1,352.4

Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,766,645 and 43,212,375 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	0.4	0.4
Paid-in capital	489.4	469.4
Retained earnings	1,029.4	854.1
Accumulated other comprehensive loss	(1.3)	(0.8)
Total stockholders' equity	1,517.9	1,323.1
Total Liabilities and Stockholders' Equity	$3,450.7	$2,675.5
See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	42,541,725	$0.4	$428.8	$405.2	$(2.3)	$832.1
Common stock issued for exercised stock options	226,036	—	6.3	—	—	6.3
Common stock issued for vested restricted stock and restricted stock units	150,689	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(69,652)	—	(3.7)	—	—	(3.7)
Equity-based compensation expense, net of forfeitures	—	—	19.5	—	—	19.5
Incremental tax benefit from equity-based compensation	—	—	(2.1)	—	—	(2.1)
Comprehensive income	—	—	—	264.2	0.6	264.8
Balance at December 31, 2011	42,848,798	0.4	448.8	669.4	(1.7)	1,116.9
Common stock issued for exercised stock options	243,307	—	9.4	—	—	9.4
Common stock issued for vested restricted stock and restricted stock units	128,840	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(8,570)	—	(6.5)	—	—	(6.5)
Equity-based compensation expense, net of forfeitures	—	—	14.9	—	—	14.9
Incremental tax benefit from equity-based compensation	—	—	2.8	—	—	2.8
Comprehensive income	—	—	—	184.7	0.9	185.6
Balance at December 31, 2012	43,212,375	0.4	469.4	854.1	(0.8)	1,323.1
Common stock issued for exercised stock options	390,942	—	10.3	—	—	10.3
Common stock issued for vested restricted stock units and performance stock units	231,154	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(67,826)	—	(4.1)	—	—	(4.1)
Equity-based compensation expense, net of forfeitures	—	—	12.5	—	—	12.5
Incremental tax benefit from equity-based compensation	—	—	1.3	—	—	1.3
Comprehensive income (loss)	—	—	—	175.3	(0.5)	174.8
Balance at December 31, 2013	43,766,645	0.4	489.4	1,029.4	(1.3)	1,517.9

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash provided by (used in) operating activities:
Net income	175.3	184.7	264.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.1	31.6	26.4
Equity-based compensation expense	12.5	14.9	19.5
Loss (gain) on extinguishment of debt	2.8	—	(10.8)
Loss on disposal of fixed assets and asset impairment charges	9.0	—	—
Incremental tax benefit from equity-based compensation	(3.6)	(3.8)	(2.8)
Deferred taxes, net	15.5	18.8	98.2
Provision for doubtful receivables	10.6	16.6	11.1
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(77.3)	(180.3)	(96.8)
Pharmacy rebates receivable, net	(38.7)	(12.4)	(24.7)
Prepaid expenses and other assets, net	(13.7)	(29.0)	(37.3)
Medical benefits payable	148.8	(38.6)	1.8
Unearned premiums	0.1	—	(67.2)
Accounts payable and other accrued expenses	(30.8)	14.9	14.0
Other payables to government partners	(51.0)	(12.1)	51.6
Amount payable related to investigation resolution	(35.2)	(45.8)	(73.8)
Income taxes receivable/payable, net	9.8	7.8	(12.8)
Other, net	0.7	2.0	1.4
Net cash provided by (used in) operating activities	178.9	(30.7)	162.0

Cash used in investing activities:
Acquisitions, net of cash acquired	(40.5)	(126.6)	—
Cash advanced for acquisitions	(133.6)	—	—
Purchases of investments	(416.7)	(465.6)	(386.2)
Proceeds from sale and maturities of investments	375.8	436.8	277.5
Purchases of restricted investments	(45.8)	(36.6)	(34.8)
Proceeds from maturities of restricted investments	32.3	30.5	81.5
Additions to property, equipment and capitalized software, net	(62.0)	(61.3)	(49.6)
Net cash used in investing activities	(290.5)	(222.8)	(111.6)

Cash provided by (used in) financing activities:
Proceeds from debt, net of financing costs paid	816.4	(0.6)	147.5
Proceeds from exercises of stock options	10.3	9.4	6.3
Incremental tax benefit from equity-based compensation	3.6	3.8	2.8
Repurchase and retirement of shares to satisfy tax withholding requirements	(4.1)	(6.5)	(3.7)
Payments on debt	(365.0)	(11.3)	(3.8)
Repurchase of subordinated notes	—	—	(101.7)

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) - Continued

	For the Years Ended December 31,
	2013	2012	2011
Payments on capital leases	(1.6)	(2.2)	(2.7)
Funds received for the benefit of members, net	34.0	36.3	(129.6)
Net cash provided by (used in) financing activities	493.6	28.9	(84.9)

Increase (decrease) in cash and cash equivalents	382.0	(224.6)	(34.5)
Balance at beginning of period	1,100.5	1,325.1	1,359.6
Balance at end of period	1,482.5	1,100.5	1,325.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	80.5	101.0	69.8
Cash paid for interest	6.3	3.6	5.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash issuance of subordinated notes	—	—	112.5
Non-cash additions to property, equipment, and capitalized software	2.9	3.3	2.5

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012, and 2011
(In millions, except member, per share and share data)

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

As of December 31, 2013, we served approximately 2.8 million members. In 2013, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York, Ohio and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 3), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which terminated on June 30, 2013. The Ohio Medicaid contract accounted for approximately 97,000 and 102,000, or 4%, of our consolidated membership as of December 31, 2012 and 2011, respectively, and contributed approximately $137.4 million, $265.3 million, and $234.8 million of premium revenue, net of premium taxes, to our operations for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, we offered Medicare Advantage ("MA") coordinated care plans ("CCPs") in certain counties in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey,
New York, Ohio and Texas. We also offered stand-alone Medicare prescription drug plans ("PDPs") in 49 states and the District of Columbia.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly rates per member ("PMPM"). However, our contracts also have additional provisions as described in the sections below. The premiums we receive for each member vary according to the specific government program and are generally determined at the beginning of each new contract renewal period or each state's fiscal year; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases, as described below.

Index to Consolidated Financial Statements and Schedules

In some instances, our fixed Medicaid premiums are subject to risk score adjustments based on the acuity of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. Member premiums are recognized as revenue in the period of service. We estimate, on an on-going basis, the amount of members' billings that may not be collectible, based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $15.8 million and $14.8 million at December 31, 2013 and 2012, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable or payable in premiums receivable, net and other accrued expenses and liabilities in the consolidated balance sheets. In 2011, we reached a settlement with the Georgia Department of Community Health (the "Georgia DCH") to resolve issues with certain premium payments from the inception of the program in 2006 through the date of settlement related to the reconciliation of duplicate member records. The settlement resulted from a comprehensive review and negotiation involving the three health plans that operate in the program. During the year ended December 31, 2011, we recorded additional retroactive premium revenue and a receivable from the Georgia DCH of $29.5 million related to the negotiated settlement. During the year ended December 31, 2012, CMS partially disallowed the settlement and we recorded a reduction of premium revenue of approximately $21.4 million. Amounts receivable from government agencies for member retroactivity were $30.7 million and $28.0 million at December 31, 2013 and 2012, respectively. The amounts due to government agencies for reconciling items were $13.2 million and $19.9 million at December 31, 2013 and 2012, respectively.

Medicaid Provisions

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

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Missouri, New York, South Carolina and, until June 30, 2013, Ohio. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We recognize supplemental premium revenue in the period that the delivery occurs and the related services are provided to our member. For the years ended December 31, 2013, 2012, and 2011 we recognized approximately $242.9 million, $246.3 million and $236.1 million, respectively, of supplemental Medicaid premium revenue.

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

Index to Consolidated Financial Statements and Schedules

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions, if estimable, regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, during third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. Our Florida and Arizona MA plans have been selected by CMS for audits of the 2011 contract year and we anticipate that CMS will conduct audits of other contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include risk adjusted premiums receivables of $107.2 million and $79.6 million as of December 31, 2013 and 2012, respectively.

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

Index to Consolidated Financial Statements and Schedules

Certain of our Florida Medicaid contracts and our Illinois Medicaid contract require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits expense, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Such amounts are included in the Consolidated Statements of Comprehensive Income as a reduction of premiums.

Our MA and PDP prescription drug plan premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual claims experience is more than 5% above the target amount. We refund premiums to CMS if our actual claims experience is less than 5% below the target amount. We estimate the risk corridor receivable or payable throughout the year as if the annual contract were to terminate at the end of the reporting period and reflect any adjustments to premium in current operations. This estimate provides no consideration of future pharmacy claims experience, but does require us to consider factors that may not be certain, including membership, risk scores, prescription drug events, and rebates. Approximately nine months after the close of the annual plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and our plans. We have not historically experienced material differences between the subsequent CMS settlement amount and our estimates.

A summary of other payables to government partners is as follows (in millions):

	As of December 31,
	2013	2012
Liability to states under minimum medical expense provisions	$21.0	$14.5
Liability to CMS under risk corridor provision	16.3	73.8
Other payables to government partners	$37.3	$88.3

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

Index to Consolidated Financial Statements and Schedules

Funds receivable (held) for the benefit of members consisted of the following (in millions):

	As of December 31,
	2013	2012
Low-income cost sharing subsidy	$95.4	$52.9
Catastrophic reinsurance subsidy	19.6	90.4
Coverage gap discount subsidy	(21.5)	(16.4)
Other, net	—	(0.2)
Funds receivable for the benefit of members	$93.5	$126.7

 Medical Benefits Expense and Medical Benefits Payable

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs.

Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. We also record direct medical expenses for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by others. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.We record direct medical expense for our estimates of provider settlement due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. We estimate pharmacy rebates earned based on historical utilization of specific pharmaceuticals, current utilization and contract terms and record amounts as a reduction of recorded direct medical expenses.

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Affordable Care Act"), we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

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

Index to Consolidated Financial Statements and Schedules

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

Equity-Based Employee Compensation

During the second quarter of 2013, our stockholders approved the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). Upon approval of the 2013 Plan, a total of 2,500,000 shares of our common stock were available for issuance pursuant to the 2013 Plan, minus any shares subject to outstanding awards granted on or after January 1, 2013 under our 2004 Equity Incentive Plan ("the Prior Plan"). In addition, shares subject to awards forfeited under the Prior Plan will become available for issuance under the 2013 Plan. No further awards are permitted to be granted under our Prior Plan. The Compensation Committee of our Board of Directors (the "Compensation Committee") awards certain equity-based compensation under our stock plans, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

We estimate compensation cost for stock options, RSUs and MSUs based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant, and these awards typically vest one to three years from the date of grant. For MSUs, the grant date fair value is measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest three years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares up to 150% or 200% of the target award, depending on the award date. Our PSUs are subject to variable accounting since they do not have a grant date fair value for accounting purposes due to the subjective nature of the terms of the PSUs which precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

Index to Consolidated Financial Statements and Schedules

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

Advertising Costs

We record the production costs of advertising activities as selling, general and administrative expense when incurred. We expense the costs of advertising campaigns in the period the advertising takes place. We recorded advertising and related marketing expense of $3.2 million, $7.2 million, and $8.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with Georgia, Hawaii and New York, and, until June 30, 2013, Ohio, include, or included, an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $75.7 million, $82.2 million and $76.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Investments

Index to Consolidated Financial Statements and Schedules

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

We determine the fair value of fixed maturity securities based on quoted prices in active markets or market prices provided by a third-party pricing service. The third-party pricing service determines market prices using inputs such as reported trades, benchmark yields, issuer spreads, bids, offers, estimated cash flows and prepayment spreads. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, the pricing services may use matrix or model processes to develop a security price using future cash flow expectations based upon collateral performance and discount this at an estimated market rate. Our long-term investments include municipal note investments with an auction reset feature ("auction-rate securities"). We record the fair value of these auction-rate securities based on a discounted cash flow analysis.

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

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment (OTTI) in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. We did not realize any OTTI for the years ended December 31, 2013, 2012 or 2011.

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

Prepaid Expenses and Other Current Assets

Index to Consolidated Financial Statements and Schedules

Prepaid expenses and other current assets, net, are comprised of the following (in millions):

	As of December 31,
	2013	2012
Prepaid expenses	$58.4	$61.4
Pharmaceutical coverage gap discounts receivable	13.5	7.2
Advances to providers	6.8	5.6
Other	37.6	23.6
	116.3	97.8
Allowance for uncollectible advances to providers	(1.3)	(1.5)
Prepaid expenses and other current assets, net	$115.0	$96.3

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

On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, we recognize an impairment loss in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable but the useful lives are shorter than we originally estimated, we depreciate the remaining net book value of the asset over the newly determined remaining useful lives. During the third quarter of 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. In accordance with the guidance for the impairment of long-lived assets, we evaluated these assets for recovery and recorded a pre-tax asset impairment charge of $9.0 million, which is included in selling, general and administrative expenses in our Consolidated Statement of Comprehensive Income for for the year ended December 31, 2013. We did not recognize any impairment losses during the years ended December 31, 2012 or 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively. Goodwill recorded at December 31, 2012 was $223.8 million, which consisted of $111.1 million and $112.7 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively.

Other intangible assets include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes.

Index to Consolidated Financial Statements and Schedules

We review goodwill and intangible assets for impairment at least annually, or more frequently if events or changes in our business climate occur that may potentially affect the estimated useful life or the recoverability of the remaining balance of goodwill or intangible assets. Such events or changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. We believe that such assets are not impaired as of December 31, 2013. To determine whether goodwill is impaired, we perform a multi-step impairment test. First, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will then measure the fair values of the reporting units using a two-step approach. In the first step, we determine the fair value of the reporting unit using both income and market approaches. We calculate fair value based on our assumptions of key factors such as projected revenues and the discount factor. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and may produce significantly different results. If the fair value of the reporting unit is less than its carrying value, we measure and record the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value. We perform our annual goodwill impairment test based on our financial position and results of operations through the second quarter of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting process.

In 2013, we elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values and therefore no further testing was required, and we believe that such assets are not impaired as of December 31, 2013.

Deposits and Other Assets

Deposits and other assets as of December 31, 2013 includes approximately $133.6 million advanced on December 31, 2013 in connection with the Windsor acquisition, which closed on January 1, 2014. The advance was paid in accordance with the terms of the purchase agreement; however, control of ownership did not transfer to us until the January 1, 2014 closing date. The $133.6 million is included in "Cash advanced for acquisitions" within cash used in investing activities within our Consolidated Statement of Cash Flows for the year ended December 31, 2013.

Pro Forma Financial Information

The results of operations and financial condition for our 2012 and 2013 acquisitions have been included in our consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of January 1, 2012. The pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented.

	Pro forma- unaudited
	For the Years Ended December 31,
(in millions, except per share data)	2013	2012
Premium revenues	$9,600.0	$8,140.7
Net earnings	$171.8	$189.6
Earnings per share:
Basic	$3.95	$4.40
Diluted	$3.90	$4.33

Pending Acquisitions

In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc.("Healthfirst NJ"). As of December 2013, Healthfirst NJ serves approximately 47,000 Medicaid members in 12 counties in the

Index to Consolidated Financial Statements and Schedules

state. The acquisition is expected to close during the second quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, Healthfirst NJ’s member and physician rosters will be acquired by us and Healthfirst NJ will wind down operations.

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

Index to Consolidated Financial Statements and Schedules

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We currently estimate that we will incur approximately between approximately $125 to $135 million in such fees in 2014, based on our estimated share of total 2013 industry premiums. However, the final amount of the industry fee assessment will not be determined until August 2014.

3. ACQUISITIONS

Easy Choice

On November 9, 2012, we acquired all outstanding interests in America's 1st Choice California Holdings, LLC, the sole shareholder of Easy Choice Health Plan, Inc. (collectively, "Easy Choice"). As of December 31, 2013, we served approximately 56,000 Easy Choice MA plan members in California. We included the results of Easy Choice's operations from the date of acquisition in our consolidated financial statements.

The following table summarizes the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$23.5
Investments	5.2
Premiums receivable, net	4.4
Other intangible assets	47.7
Goodwill	110.0
Other assets	11.6
Total assets acquired	202.4

Medical benefits payable	(26.8)
Accrued expenses and other payables	(5.6)
Other payables to government partners	(2.3)
Deferred tax liability	(17.6)
Fair value of liabilities assumed	(52.3)
Fair value of net assets acquired	150.1

In connection with the Easy Choice acquisition, we recorded $47.7 million of identified intangible assets. We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. Those definite-lived intangible assets include a state contract of $38.1 million (15-year useful life), non-compete agreements of $4.5 million (5-year useful life), trademarks of $1.9 million (4-year useful life), broker networks of $1.9 million (10-year useful life) and provider networks of $1.3 million (15-year useful life). We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 13.4 years. We recorded $110.0 million of goodwill for the excess of the purchase price over the estimated fair value of net assets and identifiable intangible assets acquired and assigned the goodwill to our Medicare segment. Recorded goodwill and other intangible assets related to the Easy Choice acquisition are not deductible for tax purposes.

Index to Consolidated Financial Statements and Schedules

WellCare of South Carolina

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. During 2013, WCSC participated in the South Carolina Healthy Connections Choices program in 39 of the state's 46 counties. As of December 31, 2013, WCSC membership approximated 50,000. We included the results of WCSC's operations from the date of acquisition in our consolidated financial statements. We have not finalized certain aspects of the purchase price, and, therefore, the amount of goodwill is subject to change.

The following table summarizes the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$11.5
Investments	37.9
Premiums receivable, net	2.1
Other intangible assets	9.5
Goodwill	12.7
Other assets	2.4
Total assets acquired	76.1

Medical benefits payable	(28.5)
Accrued expenses and other payables	(0.7)
Fair value of liabilities assumed	(29.2)
Fair value of net assets acquired	$46.9

In connection with the WCSC acquisition, we recorded $9.5 million for the preliminary valuation of identified intangible assets, including state contracts of $8.7 million (10-year useful life) and provider networks of $0.8 million (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 10.4 years.

We recorded $12.7 million for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the WCSC acquisition are deductible for tax purposes. Additionally, as a result of certain purchase accounting adjustments recorded subsequent to the WCSC acquisition, we recognized a $2.6 million receivable to us from the seller as an adjustment to the purchase price.

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013. As of December 31, 2013, Missouri Care membership approximated 104,000.

We have not finalized the accounting for our acquisition of Missouri Care. We are in the process of finalizing certain aspects of the purchase price. As such, the preliminary measurement of net assets acquired and goodwill are subject to change.

The following table summarizes the preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Index to Consolidated Financial Statements and Schedules

Cash and cash equivalents	$17.8
Premiums receivable, net	33.9
Other intangible assets	7.1
Goodwill	3.0
Other assets	1.6
Total assets acquired	63.4

Medical benefits payable	(43.1)
Fair value of liabilities assumed	(43.1)
Fair value of net assets acquired	$20.3

In connection with the Missouri Care acquisition, we recorded $7.1 million for the preliminary valuation of identified intangible assets. Those definite-lived intangible assets include state contracts of $4.8 million (10-year useful life), provider networks of $1.3 million (15-year useful life) and trademarks of $1.0 million (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 11.6 years.

We recorded $3.0 million for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for tax purposes.

Desert Canyon

On December 31, 2012, we acquired certain assets of Arcadian Health Plan, Inc.'s Desert Canyon Community Care ("Desert Canyon") MA plans. We began providing services to plan members effective January 1, 2013. As of December 31, Desert Canyon membership approximated 4,000.

In connection with the Desert Canyon acquisition, we recorded $2.0 million of identified intangible assets. Those definite-lived intangible assets include a state contract of $1.7 million (10-year useful life) and provider networks of $0.3 million (15-year useful life). We valued the intangible assets using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 10.8 years.

4. SEGMENT REPORTING

  On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid, MA and PDP, to determine the most appropriate use and allocation of Company resources.

Medicaid

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Index to Consolidated Financial Statements and Schedules

Medicaid premium revenue attributable to Florida, Georgia, and for 2013 and 2012, Kentucky, each individually accounts for 10% or more of our consolidated premium revenue, net of premium tax, as follows:

	For the Years Ended December 31,
	2013	2012	2011
Florida	12%	13%	15%
Georgia	16%	20%	24%
Kentucky	14%	10%	1%

The state of Florida renewed our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide Medicaid services in eight out of the state’s 11 regions. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by late summer or early fall of 2014. We expect our previous Florida contracts to be terminated early in connection with the implementation of the new program.

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

Our primary Kentucky contract commenced in July 2011 has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. We began serving Medicaid beneficiaries in Region 3 of the Commonwealth of Kentucky on January 1, 2013.

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

	For the Years Ended December 31,
	2013	2012	2011
Premium revenue:
Medicaid	$5,661.2	$4,471.2	$3,581.5
MA	3,071.0	1,936.4	1,479.8
PDP	776.9	992.6	1,036.8
Total premium revenue	9,509.1	7,400.2	6,098.1
Medical benefits expense:
Medicaid	4,927.4	3,892.0	2,890.1
MA	2,659.5	1,630.6	1,198.8
PDP	671.7	781.3	859.1
Total medical benefits expense	8,258.6	6,303.9	4,948.0
Gross margin:
Medicaid	733.8	579.2	691.4
MA	411.5	305.8	281.0
PDP	105.2	211.3	177.7
Total gross margin	1,250.5	1,096.3	1,150.1
Investment and other income	18.8	8.8	8.7
Other expenses	(988.2)	(808.7)	(751.2)
Income from operations	$281.1	$296.4	$407.6

5. EARNINGS PER SHARE

We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock, RSUs, MSUs and PSUs using the treasury stock method.

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2013	2012	2011
Weighted-average common shares outstanding — basic	43,535,927	43,104,216	42,817,466
Dilutive effect of:
Unvested restricted stock units, market stock units and performance stock units	342,346	526,030	305,622
Stock options	122,290	196,039	205,668
Weighted-average common shares outstanding — diluted	44,000,563	43,826,285	43,328,756
Anti-dilutive stock options, restricted stock awards and performance equity awards excluded from computation	79,978	57,455	63,834

6. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Auction rate securities	$34.2	$—	$(2.4)	$31.8
Certificates of deposit	1.6	—	—	1.6
Corporate debt and other securities	104.5	0.1	(0.1)	104.5
Money market funds	43.4	—	—	43.4
Municipal securities	108.9	—	—	108.9
Variable rate bond fund	84.9	0.4	—	85.3
U.S. government securities	19.5	0.1	—	19.6
Total	$397.0	$0.6	$(2.5)	$395.1
December 31, 2012
Auction rate securities	$34.2	$—	$(2.2)	$32.0
Corporate debt and other securities	62.2	0.1	—	62.3
Money market funds	9.5	—	—	9.5
Municipal securities	118.8	—	(0.1)	118.7
Variable rate bond fund	75.0	0.7	—	75.7
U.S. government securities	18.7	0.1	—	18.8
Total	$318.4	$0.9	$(2.3)	$317.0

Contractual maturities of long-term available-for-sale investments at December 31, 2013 are as follows:

Index to Consolidated Financial Statements and Schedules

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.8	$—	$—	$—	$31.8
Certificates of deposit	1.6	1.4	0.2	—	—
Corporate debt and other securities	104.5	81.0	23.5	—	—
Money market funds	43.4	43.4	—	—	—
Municipal securities	108.9	99.9	9.0	—	—
Variable rate bond fund	85.3	85.3	—	—	—
U.S. government securities	19.6	3.7	15.9	—	—
Total	$395.1	$314.7	$48.6	$—	$31.8

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.8 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions continued to fail in 2013. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.6 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of December 31, 2013.

There were no redemptions or sales of our auction rate securities during the year ended December 31, 2013, however, during the years ended December 31, 2012, and 2011, respectively, we redeemed $0.8 million and $11.2 million auction rate securities at par. We did not realize any losses associated with selling or redeeming our auction rate securities for those years.

During the years ended December 31, 2013, 2012, and 2011, respectively, we sold or redeemed fixed maturity bond investments totaling $360.2 million, $378.1 million, $200.5 million, respectively. Realized gains and losses on sales and redemptions of investments, including sales and redemptions of the fixed maturity bond investments, were not material for the years ended December 31, 2013, 2012 or 2011. Additionally, we did not realize any OTTI for the years ended December 31, 2013, 2012 or 2011.

7. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Money market funds	$19.0	$—	$—	$19.0
Cash	40.2	—	—	40.2
Certificates of deposit	1.4	—	—	1.4
U.S. government securities	22.0	—	(0.1)	21.9
Total	$82.6	$—	$(0.1)	$82.5
December 31, 2012
Money market funds	$18.6	$—	$—	$18.6
Cash	29.2	—	—	29.2
Certificates of deposit	1.6	—	—	1.6
U.S. government securities	18.0	—	—	18.0
Total	$67.4	$—	$—	$67.4

Realized gains or losses related to sales and redemptions of restricted investments were immaterial for the years ended December 31, 2013, 2012, or 2011.

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation is as follows:

	December 31,
	2013	2012
Leasehold improvements	$22.2	$20.6
Computer equipment	62.9	52.9
Capitalized software	185.4	147.6
Furniture and equipment	22.4	19.2
	292.9	240.3
Less accumulated depreciation	(145.5)	(108.8)
Total property and equipment, net	$147.4	$131.5

We recognized depreciation expense on property, equipment and capitalized software of $36.7 million, $29.2 million, and $24.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, including amortization expense on capitalized software of $22.0 million, $15.4 million and $11.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable business segment is as follows for 2013 and 2012:

Index to Consolidated Financial Statements and Schedules

	Medicaid	MA	Total
Balance as of December 31, 2011	$111.1	$—	$111.1
Acquisitions	—	112.7	112.7
Balance as of December 31, 2012(1)	111.1	112.7	223.8
Acquisitions and acquisition related adjustments	15.7	(2.7)	13.0
Balance as of December 31, 2013 (1)	$126.8	$110.0	$236.8
(1) Cumulative impairment charges relating to goodwill were $78.3 million as of December 31, 2013 and 2012, which related to goodwill assigned to our Medicare reporting unit which we fully impaired during 2008.

Other intangible assets as of December 31, 2013 and 2012, and the related weighted-average amortization periods as of December 31, 2013, are as follows:

	As of December 31,
	2013				2012
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.4	$6.1	$(2.5)	$3.6	$4.0	$(2.1)	$1.9
Trademarks	13.4	13.3	(8.1)	5.2	12.1	(6.9)	5.2
Licenses and permits	15.0	5.3	(2.9)	2.4	5.3	(2.5)	2.8
State contracts	13.7	56.6	(6.4)	50.2	43.5	(2.3)	41.2
Other	6.5	6.4	(1.3)	5.1	1.9	—	1.9
Total other intangible assets	13.3	$87.7	$(21.2)	$66.5	$66.8	$(13.8)	$53.0

We recorded amortization expense of $7.4 million, $2.3 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in amortization expense for 2013 resulted from the 2013 acquisitions of WCSC and Missouri Care, and the 2012 acquisitions of Easy Choice and Desert Canyon. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2013 is as follows:

Expected Amortization Expense
2014	$7.3
2015	7.2
2016	7.1
2017	6.3
2018	5.3
2019 and thereafter	33.3
Total	$66.5

10. FAIR VALUE MEASUREMENTS

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

Index to Consolidated Financial Statements and Schedules

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. At December 31, 2013, the auction rate securities had par values of $34.2 million. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2013. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Based on this, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Significant unobservable inputs used in the discounted cash flow model include the historical municipal bond index return rate and individual security credit ratings. Increases or decreases in the municipal bond index return rate or changes in security credit ratings could result in a significant change in the fair value estimation of our auction rate securities. Unobservable inputs included in our estimation of fair value of auction rate securities at December 31, 2013 included security credit ratings ranging from AAA/Aaa to BB-/Ba3 and historical municipal bond index returns ranging from 0% to 8.5%. The fair values of auction rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

We determine transfers between levels at the end of the reporting period. No transfers between levels were recognized for the years ended December 31, 2013 and 2012.

Recurring Fair Value Measurements

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value on a recurrring basis at December 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$1.6	$—	$1.6	$—
Auction rate securities	31.8	—	—	31.8
Certificates of deposit	1.6	—	1.6	—
Corporate debt securities	102.9	—	102.9	—
Money market funds	43.4	43.4	—	—
Municipal securities	108.9	—	108.9	—
U.S. government securities	19.6	19.6	—	—
Variable rate bond fund	85.3	85.3	—	—
Total investments	$395.1	$148.3	$215.0	$31.8

Restricted investments:
Money market funds	$19.0	$19.0	$—	$—
Cash	40.2	40.2	—	—
Certificates of deposit	1.4	—	1.4	—
U.S. government securities	21.9	21.9	—	—
Total restricted investments	$82.5	$81.1	$1.4	$—
Amounts payable related to investigation resolution	$70.3	$—	$70.3	$—

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$4.5	$—	$4.5	$—
Auction rate securities	32.0	—	—	32.0
Corporate debt securities	57.7	—	57.7	—
Money market funds	9.5	9.5	—	—
Municipal securities	118.8	—	118.8	—
U.S. government securities	18.8	18.8	—	—
Variable rate bond fund	75.7	75.7	—	—
Total investments	$317.0	$104.0	$176.5	$32.0

Restricted investments:
Money market funds	$18.6	$18.6	$—	$—
Cash	29.2	29.2	—	—
Certificates of deposit	1.6	—	1.6	—
U.S. government securities	18.0	18.0	—	—
Total restricted investments	$67.4	$65.8	$1.6	$—
Amounts payable related to investigation resolution	$105.5	$—	$105.5	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the years ended December 31, 2013, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2013	December 31, 2012	December 31, 2011
Balance as of January 1	$32.0	$32.4	$42.2
Realized gains (losses) in earnings	—	—	—
Changes in net unrealized gains and losses in other comprehensive income	(0.2)	0.4	1.4
Purchases, sales and redemptions	—	(0.8)	(11.2)
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$31.8	$32.0	$32.4

As a result of the increase (or decrease) in the fair value of our investments in auction rate securities, we recorded net unrealized (losses) gains of $(0.2) million, $0.4 million, and $1.4 million to accumulated other comprehensive loss during the years ended December 31, 2013, 2012 and 2011, respectively. There were no redemptions or sales of our auction rate securities during the year ended December 31, 2013, however, during the years ended December 31, 2012, and 2011, respectively, we redeemed $0.8 million and $11.2 million auction rate securities at par. We did not realize any losses associated with selling or redeeming our auction rate securities for those years.

Nonrecurring Fair Value Measurements

Index to Consolidated Financial Statements and Schedules

Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when we record an impairment. During the year ended December 31, 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. In accordance with the guidance for the impairment of long-lived assets, we evaluated these assets for recovery and recorded a pre-tax asset impairment charge of $9.0 million to reduce the carrying value to $0. The fair value assessment for such assets was based on an approach that relied heavily on management assumptions and qualitative observations and, therefore, would be classified within Level 3 of the fair value hierarchy.

Debt

The carrying and fair values of our senior notes at December 31, 2013 was $600.0 million and $615.0 million, respectively, while the carrying and fair values of our term loan, which was paid off during 2013, was $135.0 million and $131.8 million, respectively, at December 31, 2012. The fair value of our senior notes was determined based on quoted market prices at December 31, 2013, and therefore would be classified within Level 1 of the fair value hierarchy, while the fair value of our term loan was determined based on a discounted cash flow analysis, and would therefore be classified within Level 2 of the fair value hierarchy.

11. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

	As of December 31, 2013	% of Total	As of December 31, 2012	% of Total
IBNR	$690.1	72%	$547.4	75%
Other medical benefits payable	263.3	28%	185.6	25%
Total medical benefits payable	$953.4	100%	$733.0	100%

A reconciliation of the beginning and ending balances of medical benefits payable is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Beginning balance	$733.0	$744.8	$743.0
Acquisitions	71.6	—	—
Medical benefits incurred related to:
Current period	8,333.2	6,450.5	5,200.1
Prior period	(74.6)	(146.6)	(252.1)
Total	8,258.6	6,303.9	4,948.0
Medical benefits paid related to:
Current period	(7,490.6)	(5,754.9)	(4,533.9)
Prior periods	(619.2)	(560.8)	(412.3)
Total	(8,109.8)	(6,315.7)	(4,946.2)
Ending balance	$953.4	$733.0	$744.8

Our estimates of medical benefits expense recorded at December 31, 2013, 2012 and 2011 developed favorably by approximately $74.6 million, $146.6 million, and $252.1 million in 2013, 2012 and 2011, respectively. The release of the provision for moderately adverse conditions included in our prior period estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period.

Excluding the prior period development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded at December 31, 2013, 2012 and 2011, developed favorably by approximately $3.0 million, $76.7 million and $191.2 million in 2013, 2012 and 2011, respectively. The net favorable development in 2013

Index to Consolidated Financial Statements and Schedules

was due mainly to the medical cost trend emerging favorably in our Medicaid segment due to lower utilization. The net favorable development in 2012 was due to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, primarily due to lower than projected utilization, partially offset by higher than expected medical services in Kentucky. The net favorable development during 2011 was attributable to the 2010 medical cost trend emerging favorably than we originally estimated, mostly in our Medicaid segment and to a lesser extent in our MA segment, primarily due to lower than projected utilization.

12. DEBT

Senior Notes due 2020

In November 2013, we completed the offering and sale of $600.0 million aggregate principal amount of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes were $587.9 million, with a portion of the net proceeds from the offering being used to repay the full $336.5 million outstanding under the 2011 Credit Agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions. The Senior Notes will mature on November 15, 2020, and will bear interest at a rate of 5.75% per annum. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the Senior Notes will be payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2014.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture under which the notes were issued contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, and in the case of the our subsidiaries, guarantee indebtedness;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	merge or consolidate with other entities.

Ranking and Optional Redemption

The Senior Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the Senior Notes will be structurally subordinated to all indebtedness and other liabilities of the our subsidiaries (unless our subsidiaries become guarantors of the Senior Notes). We may redeem up to 40% of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2016, at a redemption price equal to 105.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

On or after November 15, 2016, we may on any one or more occasions redeem all or part of the Senior Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, if redeemed during the twelve-month period beginning on November 15 of the years indicated below, subject to the rights of holders of Senior Notes on the relevant record date to receive interest due on the relevant interest payment date:

Period	Redemption Price
2016	102.875%
2017	101.438%
2018 and thereafter	100%

In connection with the issuance of the Senior Notes, we incurred and deferred approximately $12.1 million of debt issuance costs, which is included in Prepaid expenses and other current assets, net, and Other assets at December 31, 2013. The deferred issuance costs will be amortized to interest expense over the life of the Senior Notes. The Senior Notes are classified

Index to Consolidated Financial Statements and Schedules

as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2013 based on their November 2020 maturity date.

Credit Arrangements

In November 2013, we entered into a credit agreement (the "Credit Agreement") which provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides for up to $75.0 million for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.375% depending upon our ratio of total debt to cash flow.

The Credit Agreement includes negative and financial covenants that limit certain activities of our company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total debt to cash flow not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) a minimum level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

As of December 31, 2013, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants.

Additionally, in November 2013, we terminated our senior secured credit facility dated August 1, 2011, as amended to date, (the "2011 Credit Agreement") in connection with our entry into the Credit Agreement described above. All amounts outstanding under the 2011 Credit Agreement as of November 14, 2013, which amounted to $336.5 million, were paid in full upon termination of the agreement. In conjunction with the extinguishment of debt, we incurred approximately $2.8 million for the accelerated recognition of previously deferred financing costs.

Subordinated Notes

On September 30, 2011, we issued tradable unsecured subordinated notes with an aggregate par value of $112.5 million in connection with a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The stipulation and settlement agreement was approved on May 4, 2011 and resolved the putative class action complaints filed against us in 2007. On December 15, 2011, we repurchased all of the outstanding subordinated notes at a 10% discount and recorded a gain on the repurchase of $10.8 million. We recorded interest on the subordinated notes of approximately $4.3 million during the year ended December 31, 2011.

13. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, and related interest, was $70.3 million at December 31, 2013, of which $36.2 million and $34.1 million has been included in the current and long-term portions, respectively, of amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of December 31, 2013.

Index to Consolidated Financial Statements and Schedules

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Securities Class Action Complaint

In December 2010, we entered into a Stipulation and Agreement of Settlement (the "Stipulation Agreement") with the lead plaintiffs in the consolidated securities class action Eastwood Enterprises, L.L.C. v. Farha, et al., Case No. 8:07-cv-1940-VMC-EAJ. The Stipulation Agreement requires us to pay to the class 25% of any sums we recover from Todd Farha, Paul Behrens and/or Thaddeus Bereday related to the same facts and circumstances that gave rise to the consolidated securities class action. Messrs. Farha, Behrens and Bereday are three former executives that were implicated in the government investigations of the Company that commenced in 2007.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the

Index to Consolidated Financial Statements and Schedules

United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. Sentencing is expected later this year. At this time, we do not know whether any of these four individuals will appeal. The fifth individual is expected to be tried at a future date.

We have also previously advanced legal fees and related expenses to these five individuals regarding disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these executives; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission, have been stayed until at least 90 days after the conclusion of the criminal trial (including post-trial motions and proceedings).

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $155.9 million from the inception of the investigations to December 31, 2013. We incurred $46.0 million, $38.2 million and $24.0 million of these legal fees and related expenses during the years ended December 31, 2013, 2012 and 2011, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

In August 2010, we entered into an agreement and release with the carriers of our directors and officers ("D&O") liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We agreed to accept payment of $32.5 million in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. As a result, we have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We received payment of $6.7 million prior to 2011 and recorded the receipt of the remaining $25.8 million of insurance proceeds as a reduction to selling, general and administrative expense during the year ended December 31, 2011.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial position, and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Index to Consolidated Financial Statements and Schedules

Operating Leases

We recorded rental expense of $20.4 million, $17.0 million, and $18.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2013 are as follows:

Minimum Lease Payments
2014	$20.0
2015	16.4
2016	11.2
2017	9.1
2018	4.4
2019 and thereafter	6.8
Total	$67.9

14. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$78.6	$84.0	$59.6
State	7.5	8.6	(1.2)
	86.1	92.6	58.4
Deferred:
Federal	16.0	18.1	87.0
State	0.9	1.0	8.8
	16.9	19.1	95.8
Total income tax expense	$103.0	$111.7	$154.2

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Income tax expense at statutory federal rate	$97.4	$103.7	$146.5
Adjustments resulting from:
State income tax, net of federal benefit	5.8	6.7	8.1
Provision-to-return differences	—	—	(2.3)
Non-deductible executive compensation	5.1	2.4	1.6
Non-deductible amounts related to investigation resolution	(6.9)	(1.3)	0.2
Interest on unrecognized tax benefits	—	(0.1)	(0.3)
Other, net	1.6	0.3	0.4
Total income tax expense	$103.0	$111.7	$154.2

Index to Consolidated Financial Statements and Schedules

Our effective income tax rate on pre-tax income was 37.0% for the year ended December 31, 2013, compared to 37.7% for the year ended December 31, 2012 and 36.9% for the year ended December 31, 2011. The lower effective income tax rate in 2013 compared to 2012 is primarily due to an issue resolution agreement reached with the Internal Revenue Service during 2013 regarding the tax treatment of certain investigation-related litigation and other resolution cost, which resulted in the recognition of approximately $7.6 million in income tax benefits during the first quarter of 2013, partially offset by the impact of non-deductible compensation under certain provisions of the Affordable Care Act, which generally limits deductions on executive compensation earned after December 31, 2009 that is paid after December 31, 2012.

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2013	2012
Medical and other benefits discounting	$11.7	$12.3
Tax basis assets	10.1	8.4
Allowance for doubtful accounts	3.6	5.7
Amount payable related to investigation resolution	13.7	13.1
Accrued expenses and other	19.0	27.8
	58.1	67.3
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	26.0	28.7
Software development costs	54.9	43.0
Prepaid assets	8.9	10.5
	89.8	82.2
Net deferred tax liability	$(31.7)	$(14.9)

We have not recorded a valuation allowance at December 31, 2013 and 2012 as we expect that we will fully realize our deferred tax assets.

We classify deferred tax assets and liabilities in the consolidated balance sheets as follows:

	As of December 31,
	2013	2012
Current assets	$23.7	$27.2
Non-current liabilities	(55.4)	(42.1)
Net deferred tax liability	$(31.7)	$(14.9)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2013	2012
Gross unrecognized tax benefits, beginning of period	$—	$3.5
Gross increases:
Prior year tax positions	—	—
Current year tax positions	—	—
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	—	(3.5)
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$—	$—

Index to Consolidated Financial Statements and Schedules

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our consolidated financial statements. We did not incur or record accrued penalties for the years ended December 31, 2013 and 2012. As of December 31, 2013 there were no unrecognized tax benefits that would affect the effective tax rate.

We file our income tax returns in the U.S. federal jurisdiction and various states. The U.S. IRS recently issued a "no change" report for our federal income tax return for the 2011 tax year after advance review under CAP. We are no longer subject to state and local tax examinations prior to 2004. As of December 31, 2013, we are not aware of any material proposed adjustments.

15. EQUITY-BASED COMPENSATION

We recorded equity-based compensation expense of $12.5 million, $14.9 million and $19.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, we expect $17.1 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements, net of estimated forfeitures, to be recognized over a weighted-average period of 1.6 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $70.42 as of December 31, 2013 and amounted to approximately $6.6 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2013 , 2012, and 2011 were $61.33, $64.19, and $41.66, respectively. The total fair value of all shares vested during the year ended December 31, 2013 was $11.6 million.We generally repurchase vested shares to satisfy tax withholding requirements and then retire the repurchased shares.

Stock Options

A summary of our stock option activity for the year ended December 31, 2013, and the aggregate intrinsic value and weighted average remaining contractual term for our stock options as of December 31, 2013, is:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2013	435,876	$26.40
Granted	—	—
Exercised	(395,590)	26.59
Forfeited and expired	(8,905)	5.85
Outstanding as of December 31, 2013 (1)	31,381	29.47	$1.3	1.3
(1) All of the Company's outstanding stock options were vested and exercisable as of December 31, 2013.

The Compensation Committee did not grant any stock option awards during the years ended December 31, 2013, 2012 or 2011. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $14.1 million, $9.8 million, and $4.4 million, respectively.

For the years ended December 31, 2013, 2012, and 2011, we received cash from option exercises of $10.3 million, $9.4 million, and $6.3 million, respectively. We currently expect to satisfy equity-based compensation awards with available unissued registered shares.

Index to Consolidated Financial Statements and Schedules

Restricted Stock and RSUs

A summary of the activity for our restricted stock and RSU awards for the year ended December 31, 2013 is:

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	273,174	$45.90
Granted	209,481	57.45
Vested	(145,756)	38.71
Forfeited and expired	(77,063)	54.69
Outstanding as of December 31, 2013	259,836	56.51

MSUs

A summary of the activity for our MSU awards for the year ended December 31, 2013 is:

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	62,193	$74.03
Granted	71,469	82.46
Vested	—	—
Forfeited and expired	(49,773)	77.17
Outstanding as of December 31, 2013	83,889	79.38

PSUs

A summary of the activity for our PSU awards, which are subject to variable accounting, for the year ended December 31, 2013 is:

	PSUs	Weighted Average Award-Issuance Fair Value
Outstanding as of January 1, 2013	421,566	$46.81
Granted	179,388	57.44
Vested	(90,347)	56.80
Forfeited and expired	(222,120)	51.63
Outstanding as of December 31, 2013	288,487	55.30

16. RELATED-PARTY TRANSACTIONS

The Graham Companies

We lease office space from The Graham Companies, in which a member of the board of directors and his immediate family has a 23% ownership interest. We paid $0.2 million in rental expense to The Graham Companies in the year ended December 31, 2013, and $0.1 million in rental expense in both of the years ended December 31, 2012 and 2011.

The WellCare Community Foundation

We provide charitable support to The WellCare Community Foundation ("the Foundation"). We established the Foundation to promote the health and quality of life for medically under-served populations including the elderly, young and indigent. We did not make or commit to make any contributions to the Foundation during 2013 or 2012. During the year ended December 31, 2011, we recorded total contribution expense of $1.0 million, which is included in selling, general and administrative expense.

17. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our health maintenance organization ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum risk-based capital ("RBC") requirement or other financial ratios. Most states have adopted RBC requirements based on guidelines established by the National Association of Insurance Commissioners ("NAIC"). Each state legislature may modify the NAIC's RBC requirements as it deems appropriate. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, computes the amount of capital required to support an entity's business, referred to as the authorized control level ("ACL"). For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. As of December 31, 2013, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At December 31, 2013, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements. The combined statutory capital and surplus of our HMO and insurance subsidiaries was approximately $1.1 billion and $926.0 million at December 31, 2013 and 2012, respectively, compared to the required statutory surplus of approximately $489.0 million and $383.0 million at December 31, 2013 and 2012, respectively.

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions, which vary by state, on their ability to make dividend payments, loans and other transfers of cash. The maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. For the years ended December 31, 2013, 2012 and 2011, we received $147.0 million, $192.0 million and $92.0 million respectively, in cash dividends from our regulated subsidiaries.

18. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution 401(k) plan. Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation, subject to maximum Federal and plan limits. We incurred matching contribution expense of $6.0 million, $4.3 million and $3.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Long-term Incentive Program

Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of a mix of cash and equity awards, which are granted pursuant to the 2013 Incentive Compensation Plan during 2013 and the 2004 Equity Incentive Plan during 2012 and certain prior years. We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity awards and performance-based cash, depending on job level. The Compensation Committee has sole discretion of the ultimate funding and payout of awards under the LTI program. We accrued compensation costs related to the LTI Program performance-based cash bonus of $5.2 million and $9.7 million as of December 31, 2013 and 2012, respectively.

19. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in millions, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$2,256.6	$2,332.1	$2,500.4	$2,438.8
Gross Margin	265.0	311.5	350.9	323.1
Income before income taxes	22.9	77.2	106.8	71.4
Net income	21.5	46.9	64.0	42.9

Net income per share - basic	$0.50	$1.08	$1.47	$0.98
Net income per share - diluted	0.49	1.07	1.45	0.97

Period end membership	2,703,000	2,842,000	2,824,000	2,846,000

	For the Three Month Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,791.4	$1,811.1	$1,818.4	$1,988.1
Gross margin	266.8	263.0	266.9	299.6
Income before income taxes	79.3	77.3	62.4	77.4
Net income	51.2	46.4	38.3	48.8

Net income per share - basic	$1.19	$1.08	$0.89	$1.13
Net income per share - diluted	1.18	1.06	0.87	1.11

Period end membership	2,533,000	2,562,000	2,561,000	2,669,000

The sum of the quarterly earnings per share amounts may not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Index to Consolidated Financial Statements and Schedules

20. SUBSEQUENT EVENTS

Acquisitions

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of January 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves over 40,000 members in 39 states. Windsor also offers PDPs in 11 of the 34 CMS regions. Due to the recency of the acquisition date, it was not practical for us to complete the valuation of the fair values of net tangible and intangible assets acquired as a result of this acquisition as of the date of this Form 10-K. We expect to complete the valuation and allocation of the purchase price during the first quarter of 2014.

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Investment and other income	$0.2	$0.1	$0.2
Total revenues	0.2	0.1	0.2
Expenses:
Selling, general and administrative	15.2	17.4	23.4
Interest expense	11.8	4.0	2.1
Total expenses	27.0	21.4	25.5
Loss from operations	(26.8)	(21.3)	(25.3)
Loss on extinguishment of debt	(2.8)	—	—
Loss before income taxes	(29.6)	(21.3)	(25.3)
Income tax benefit	8.9	5.7	7.5
Loss before equity in subsidiaries	(20.7)	(15.6)	(17.8)
Equity in earnings of subsidiaries	196.0	200.3	282.0
Net income	175.3	184.7	264.2
Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(0.8)	1.5	1.0
Income tax expense related to other comprehensive income	(0.3)	0.6	0.4
Other comprehensive income, net of tax	(0.5)	0.9	0.6
Comprehensive income	$174.8	$185.6	$264.8

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$271.3	$3.7
Investments	2.3	2.3
Taxes receivable	2.6	9.5
Deferred income taxes	—	0.1
Affiliate receivables and other current assets	364.7	217.0
Total current assets	640.9	232.6
Deferred tax asset	7.9	11.8
Investment in subsidiaries	1,465.1	1,269.7
Deposits and other assets	10.1	1.5
Total Assets	$2,124.0	$1,515.6

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$—	$15.0
Other current liabilities	6.1	57.5
Total current liabilities	6.1	72.5
Long-term debt	600.0	120.0
Total liabilities	606.1	192.5

Commitments and contingencies (see Note 13)

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,766,645 and 43,212,375 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	0.4	0.4
Paid-in capital	489.4	469.4
Retained earnings	1,029.4	854.1
Accumulated other comprehensive loss	(1.3)	(0.8)
Total stockholders' equity	1,517.9	1,323.1
Total Liabilities and Stockholders' Equity	$2,124.0	$1,515.6

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$204.9	$(23.3)	$8.5

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	—	0.9	—
Payments to subsidiaries, net	(398.5)	(41.1)	(95.9)
Net cash used in investing activities	(398.5)	(40.2)	(95.9)

Cash provided by (used in) financing activities:
Proceeds from debt, net of payment of issuance costs	816.4	(0.6)	148.0
Payments on debt	(365.0)	(11.3)	(3.7)
Proceeds from options exercised and other, net	10.3	9.4	6.3
Repurchase and retirement of shares to satisfy tax withholding	(4.1)	(6.5)	(3.7)
Incremental tax benefit from option exercises	3.6	3.8	2.8
Net cash provided by (used in) financing activities	461.2	(5.2)	149.7

Cash and cash equivalents:
Increase (decrease) during year	267.6	(68.7)	62.3
Balance at beginning of year	3.7	72.4	10.1
Balance at end of year	$271.3	$3.7	$72.4

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write Offs	Balance at End of Period
Year Ended December 31, 2013
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$14.8	$10.7	$9.7	$15.8
Receivables for non-member claims paid	—	—	—	—
Medical advances	1.5	(0.1)	—	1.4
Total	$16.3	$10.6	$9.7	$17.2
Year Ended December 31, 2012
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$10.4	$14.8	$10.4	$14.8
Receivables for non-member claims paid	4.0	1.6	5.6	—
Medical advances	1.3	0.2	—	1.5
Total	$15.7	$16.6	$16.0	$16.3
Year Ended December 31, 2011
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$16.1	$7.1	$12.8	$10.4
Receivables for non-member claims paid	1.1	4.0	1.1	4.0
Medical advances	1.3	—	—	1.3
Total	$18.5	$11.1	$13.9	$15.7

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
	a. Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
	a. First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13

MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION
2013 Incentive Compensation Plan and Forms Adopted Thereunder
10.2	Registrant’s 2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.3	Forms of Agreement under Registrant’s 2013 Incentive Compensation Plan
	a. Form of Performance Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.1
	b. Form of Performance Stock Unit Award Agreement*	8-K	May 22, 2013	10.2
	c. Form of Performance Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.3
	d. Form of Performance Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.4
	e. Form of Market Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.5
	f. Form of Market Stock Unit Award Agreement*	8-K	May 22, 2013	10.6
	g. Form of Market Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.7
	h. Form of Market Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.8
	i. Form of Restricted Stock Unit Award Notice and Agreement (employee version)*	8-K	May 22, 2013	10.9
	j. Form of Restricted Stock Unit Award Agreement (employee version)*	8-K	May 22, 2013	10.10
	k. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.11
	l. Form of Restricted Stock Unit Award Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.12

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	m. Form of Restricted Stock Unit Award Notice and Agreement (director version)*	8-K	May 22, 2013	10.13
	n. Form of Restricted Stock Unit Award Agreement (director version)*	8-K	May 22, 2013	10.14
	o. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.15
	p. Form of Restricted Stock Unit Award Agreement with deferral provisions under the 2013 Plan (director version)*	8-K	May 22, 2013	10.16

2004 Equity Incentive Plan and Forms Adopted Thereunder
10.4	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.5	Forms of Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted in 2004 (Non-Qualified)*	10-Q	August 13, 2004	10.5
	b. Adopted in 2004 (Incentive)*	10-Q	August 13, 2004	10.6
	c. Adopted May 28, 2009 (Non-Qualified)*	8-K	June 3, 2009	10.4
	d. Adopted December 17, 2010*	8-K	December 20, 2010	10.6
10.6	Forms of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted March 11, 2005*	8-K	March 17, 2005	10.1
	b. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.1
	c. Adopted May 28, 2009 (director version)*	8-K	June 3, 2009	10.2
10.7	Forms of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.3
	b. Adopted March 31, 2010 (associate version)*	8-K	April 5, 2010	10.4
	c. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.5
	d. Adopted December 17, 2010 (associate version)*	8-K	December 20, 2010	10.2
	e. Adopted December 17, 2010 (with deferral feature; associate version)*	8-K	December 20, 2010	10.3
	f. Adopted February 13, 2012 (form of notice; associate version)*	8-K	February 17, 2012	10.9
	g. Adopted February 13, 2012 (form of agreement; associate version)*	8-K	February 17, 2012	10.10
	h. Adopted February 13, 2012 (with deferral feature; form of notice; associate version)*	8-K	February 17, 2012	10.11
	g. Adopted February 13, 2012 (with deferral feature; form of agreement; associate version)*	8-K	February 17, 2012	10.12
	h. Adopted February 13, 2012 (form of notice; director version)*	8-K	February 17, 2012	10.13
	i. Adopted February 13, 2012 (form of agreement; director version)*	8-K	February 17, 2012	10.14
	j. Adopted February 13, 2012 (with deferral feature; form of notice; director version)*	8-K	February 17, 2012	10.15
	k. Adopted February 13, 2012 (with deferral feature; form of agreement; director version)*	8-K	February 17, 2012	10.16
10.8	Forms of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted March 31, 2010*	8-K	April 5, 2010	10.3

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	b. Adopted December 17, 2010*	8-K	December 20, 2010	10.4
	c. Adopted December 17, 2010 (with deferral feature)*	8-K	December 20, 2010	10.5
	d. Amendment adopted March 24, 2011 (amending agreements on forms adopted March 31, 2010 and December 17, 2010)*	8-K	March 28, 2011	10.4
	e. Adopted March 24, 2011*	8-K	March 28, 2011	10.1
	f. Adopted March 24, 2011 (with deferral feature)*	8-K	March 28, 2011	10.2
	g. Adopted February 13, 2012 (notice)*	8-K	February 17, 2012	10.1
	h. Adopted February 13, 2012 (agreement)*	8-K	February 17, 2012	10.2
	i. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.3
	j. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.4
	k. Adopted March 18, 2013 (notice)*	8-K	March 22, 2013	10.1
	l. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.3
10.9	Forms of Market Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (form of notice)*	8-K	February 17, 2012	10.5
	b. Adopted February 13, 2012 (form of agreement)*	8-K	February 17, 2012	10.6
	c. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.7
	d. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.8
	e. Adopted March 18, 2013 (form of notice)*	8-K	March 22, 2013	10.5
	f. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.7
10.10	Forms of Deferred Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.6

Other Compensation and Indemnification Plans and Forms of Agreement
10.11	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.12	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.13	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.14	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.15	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.16	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.17	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
	a. Form of Award Agreement (adopted December 17, 2010)*	8-K	December 20, 2010	10.7

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	b. Amendment adopted March 24, 2011 (amending awards on forms adopted March 31, 2010 and December 17, 2010)*	8-K	March 28, 2011	10.5
	c. Form of Award Agreement (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.18	Amended and restated Annual Cash Bonus Plan (adopted December 17, 2010)*	8-K	December 20, 2010	10.8
	a. Amended and restated (adopted May 4, 2013)*	10-Q	August 7, 2013	10.18
10.19	WellCare Health Plans, Inc. Executive Severance Plan (as amended and restated December 21, 2012)*	8-K	December 28, 2012	10.1
	a. Amended and restated (adopted December 12, 2013)*	8-K	January 27, 2014	10.2
10.20	Non-Executive Officer Severance Plan*	8-K	January 27, 2014	10.2
10.21	Non-Employee Director Compensation Policy as amended and effective July 1, 2012*	10-Q	October 31, 2012	10.1
	a. Amended and restated (effective commencing May 23, 2013)*	10-Q	August 7, 2013	10.19
	b. Amended and restated (effective commencing October 1, 2013)*	10-Q	November 1, 2013	10.4
	c. Amended and restated (effective commencing December 13, 2013)* †
10.22	Forms of Indemnification Agreement
	a. Adopted May 16, 2003*	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009*	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010*	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.23	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.24	Amended and Restated Non-Qualified Stock Option Agreement, dated as of August 10, 2009, by and between the Registrant and Charles Berg*	10-Q	November 4, 2009	10.3
10.25	Indemnification Agreement, dated as of May 14, 2009, by and between the Registrant and Charles Berg*	8-K	May 14, 2009	10.3
10.26	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4
10.27	Summary of Employment Terms for David J. Gallitano	8-K	November 1, 2013	10.1

MATERIAL AGREEMENTS RELATING TO LITIGATION AND INVESTIGATIONS
10.28	Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-K	February 16, 2011	10.44
10.29	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Sean Hellein, Clark J. Bolton, Eugene Gonzalez, and SF United Partners	10-Q	May 2, 2012	10.20
	a. Settlement Agreement with the State of Connecticut	10-Q	August 3, 2011	10.3

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	b. Settlement Agreement with the State of Florida	10-Q	August 3, 2011	10.4
	c. Settlement Agreement with the State of Georgia	10-Q	August 3, 2011	10.5
	d. Settlement Agreement with the State of Hawaii	10-Q	August 3, 2011	10.6
	e. Settlement Agreement with the State of Illinois	10-Q	August 3, 2011	10.7
	f. Settlement Agreement with the State of Indiana	10-Q	August 3, 2011	10.8
	g. Settlement Agreement with the State of Missouri	10-Q	August 3, 2011	10.9
	h. Settlement Agreement with the State of New York	10-Q	August 3, 2011	10.10
	i. Settlement Agreement with the State of Ohio	10-Q	August 3, 2011	10.11
10.30	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1

MATERIAL OPERATIONAL AGREEMENTS
10.31	Credit Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, collectively, as the joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as syndication agent (the “Credit Agreement”)	8-K	August 3, 2011	10.1
	a. Amendment No. 1	8-K	July 23, 2012	10.1
	b. Amendment No. 2	10-K	February 13, 2013	10.33.b
10.32	Pledge and Security Agreement, dated August 1, 2011, among WellCare Health Plans, Inc., The WellCare Management Group, Inc., the subsidiaries of WellCare Health Plans, Inc. named therein, and JPMorgan Chase Bank, N.A., as administrative agent, for itself and for the Secured Parties (as defined in the Credit Agreement)	8-K	August 3, 2011	10.2
10.33	Credit Agreement, dated November 14, 2013, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank and Goldman Sachs Bank USA as co-syndication agents and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Goldman Sachs Bank USA as joint bookrunners and joint lead arrangers	8-K	November 18, 2013	10.1
10.34	Contract No. FA972 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.2
	a. Minor Modification No. 1	10-K	February 13, 2013	10.36.a
	b. Amendment No. 1	8-K	February 4, 2013	10.4
	c. Amendment No. 2	10-Q	May 3, 2013	10.4
	d. Amendment No. 3	10-Q	November 1, 2013	10.7

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
	e. Amendment No. 4 †
	f. Amendment No. 5	8-K	January 15, 2014	10.2
10.35	Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.1
	a. Amendment No. 1	10-K	February 13, 2013	10.38.a
	b. Amendment No. 2	8-K	February 4, 2013	10.3
	c. Amendment No. 3	10-Q	May 3, 2013	10.2
	d. Amendment No. 4	10-Q	November 1, 2013	10.5
	e. Amendment No. 5	10-Q	November 1, 2013	10.6
	f. Amendment No. 6 †
	g. Amendment No. 7	8-K	January 15, 2014	10.1
10.36	Amendment No. 12 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia**	8-K	January 5, 2012	10.1
	a. Amendment No. 13**	8-K	January 5, 2012	10.2
	b. Amendment No. 14	10-Q	October 31, 2012	10.12
	c. Amendment No. 15**	8-K	March 27, 2013	10.4
	d. Amendment No. 17**	8-K	January 6, 2014	10.1
	e. Amendment No. 18**	8-K	January 21, 2014	10.1
10.37	Medicaid Managed Care Contract dated July 6, 2011, between WellCare Health Insurance Company of Kentucky, Inc. (f/k/a WellCare Health Insurance of Illinois, Inc., d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet	10-K	February 13, 2013	10.40
	a. Amendment No. 1	10-Q	May 3, 2013	10.5
	b. Amended and Restated †
	c. Amendment No. 1 to Amended and Restated Medicaid Managed Care Contract	8-K	January 9, 2014	10.1
10.38	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.
	a. 2013 plan year contract	8-K	September 19, 2012	10.1
	b. 2014 plan year contract	8-K	October 2, 2013	10.1

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.39	Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.
	a. 2013 plan year contract (form of)	8-K	September 19, 2012	10.2
	b. 2013 plan year benefit attestation	8-K	September 19, 2012	10.6
	c. 2014 plan year contract	8-K	October 2, 2013	10.2
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101 DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934