Form 10-Q
period 2014-03-31
WELLCARE HEALTH PLANS, INC.
filed 2014-05-09
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 6, 2014, there were 43,870,733 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Quarters Ended March 31,
	2014	2013
Revenues:
Premium	$2,975.1	$2,252.3
Investment and other income	10.6	4.3
Total revenues	2,985.7	2,256.6

Expenses:
Medical benefits	2,629.9	1,987.3
Selling, general and administrative	245.3	213.4
ACA industry fee	32.3	—
Medicaid premium taxes	17.1	21.3
Depreciation and amortization	14.6	10.1
Interest	9.2	1.6
Total expenses	2,948.4	2,233.7
Income from operations	37.3	22.9
Bargain purchase gain	28.3	—
Income before income taxes	65.6	22.9
Income tax expense	21.5	1.4
Net income	44.1	21.5

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.2	(0.8)
Income tax expense (benefit) related to other comprehensive income (loss)	(0.1)	(0.3)
Other comprehensive income (loss), net of tax	0.3	(0.5)
Comprehensive income	$44.4	$21.0

Net income per common share:
Basic	$1.01	$0.50
Diluted	$1.00	$0.49

Weighted average common shares outstanding:
Basic	43,802,047	43,325,381
Diluted	44,123,791	43,952,459

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,658.3	$1,482.5
Investments	288.7	314.7
Premiums receivable, net	607.4	490.7
Pharmacy rebates receivable, net	235.5	165.5
Receivables from government partners	79.1	—
Funds receivable for the benefit of members	67.0	93.5
Deferred ACA industry fee	96.8	—
Income taxes receivable	—	7.1
Prepaid expenses and other current assets, net	112.9	115.0
Deferred income tax asset	29.5	23.7
Total current assets	3,175.2	2,692.7

Property, equipment and capitalized software, net	152.5	147.4
Goodwill	244.9	236.8
Other intangible assets, net	121.8	66.5
Long-term investments	136.4	80.4
Restricted investments	94.9	82.5
Other assets	10.6	144.4
Total Assets	$3,936.3	$3,450.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,132.7	$953.4
Unearned premiums	4.0	0.2
ACA industry fee liability	129.0	—
Accounts payable	19.0	22.3
Income taxes payable	5.0	—
Other accrued expenses and liabilities	370.2	187.7
Current portion of amount payable related to investigation resolution	34.4	36.2
Other payables to government partners	16.7	37.3
Total current liabilities	1,711.0	1,237.1

Deferred income tax liability	58.0	55.4
Amount payable related to investigation resolution	—	34.1
Long-term debt	600.0	600.0
Other liabilities	5.6	6.2
Total liabilities	2,374.6	1,932.8

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	March 31, 2014	December 31, 2013
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,858,148 and 43,766,645 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	0.4	0.4
Paid-in capital	488.8	489.4
Retained earnings	1,073.5	1,029.4
Accumulated other comprehensive loss	(1.0)	(1.3)
Total stockholders' equity	1,561.7	1,517.9
Total Liabilities and Stockholders' Equity	$3,936.3	$3,450.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	43,766,645	$0.4	$489.4	$1,029.4	$(1.3)	$1,517.9
Common stock issued for exercised stock options	11,671	—	0.2	—	—	0.2
Common stock issued for vested restricted stock, restricted stock units and performance stock units	116,010	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(36,178)	—	(2.2)	—	—	(2.2)
Equity-based compensation expense, net of forfeitures	—	—	1.2	—	—	1.2
Incremental tax benefit from equity-based compensation	—	—	0.2	—	—	0.2
Comprehensive income	—	—	—	44.1	0.3	44.4
Balance at March 31, 2014	43,858,148	$0.4	$488.8	$1,073.5	$(1.0)	$1,561.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Quarters Ended March 31,
	2014	2013
Cash (used in) provided by operating activities:
Net income	$44.1	$21.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14.6	10.1
Equity-based compensation expense	1.2	3.7
Bargain purchase gain	(28.3)	—
Deferred ACA industry fee amortization	32.3	—
Incremental tax benefit from equity-based compensation	(0.2)	(2.1)
Deferred taxes, net	5.9	9.6
Provision for doubtful receivables	3.7	3.0
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(33.1)	(13.6)
Pharmacy rebates receivable, net	(34.6)	6.7
Prepaid expenses and other current assets, net	17.2	3.5
Medical benefits payable	51.1	77.0
Unearned premiums	(0.5)	—
Accounts payable and other accrued expenses	35.3	(45.8)
Other payables to government partners	(99.7)	(22.2)
Amount payable related to investigation resolution	(35.9)	(13.8)
Income taxes receivable/payable, net	12.3	(6.5)
Other, net	0.7	—
Net cash (used in) provided by operating activities	(13.9)	31.1

Cash provided by (used in) investing activities:
Acquisitions, net of cash acquired	164.2	(39.2)
Purchases of investments	(90.6)	(144.5)
Proceeds from sale and maturities of investments	107.9	138.2
Purchases of restricted investments	(12.3)	(4.9)
Proceeds from maturities of restricted investments	6.3	4.9
Additions to property, equipment and capitalized software, net	(13.2)	(15.9)
Net cash provided by (used in) investing activities	162.3	(61.4)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	—	228.5
Proceeds from exercises of stock options	0.2	4.0
Incremental tax benefit from equity-based compensation	0.2	2.1
Repurchase and retirement of shares to satisfy tax withholding requirements	(2.2)	(2.7)
Payments on debt	—	(9.5)
Payments on capital leases	(0.4)	(0.3)
Funds received for the benefit of members, net	29.6	85.9
Net cash provided by financing activities	27.4	308.0

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Quarters Ended March 31,
	2014	2013
Increase in cash and cash equivalents	175.8	277.7
Balance at beginning of period	1,482.5	1,100.5
Balance at end of period	$1,658.3	$1,378.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	3.3	1.1
Cash paid for interest	0.2	0.7
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	2.1	3.9

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), provides managed care services for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. The Company was formed as a Delaware limited liability company in May 2002 to acquire our Florida, New York and Connecticut health plans. We completed the acquisition of the health plans through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of March 31, 2014, we served approximately 3.5 million members. During the quarter ended March 31, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 2), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. The Ohio Medicaid contract accounted for approximately $65.0 million, or 2.9%, of our consolidated premium revenue for the quarter ended March 31, 2013.

As of March 31, 2014, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia. Our MA plans in Arkansas, Mississippi, South Carolina and Tennessee are attributable to our acquisition of Windsor Health Group, Inc. ("Windsor") and our MA operations in those states began on January 1, 2014.

Completed and Pending Acquisitions

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of March 31, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee through which it served 38,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 48,000 members in 39 states as of March 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 109,000 beneficiaries as of March 31, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements.

In September 2013, we also entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). As of March 2014, Healthfirst NJ serves approximately 49,000 Medicaid members in 12 counties in the state. The acquisition is expected to close at the end of the second quarter of 2014, subject to customary regulatory approvals. Upon closure of the transaction, we will acquire Healthfirst NJ’s membership and substantially all of its provider network. We expect to start serving Healthfirst NJ members effective July 1, 2014.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2014. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements.

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

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDPs offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are based on our annual bids, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon contracts with CMS that have a term of one year and expire at the end of each calendar year. We provide annual written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all of the premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS members' monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned, but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amounts we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $8.6 million and $15.8 million, at March 31, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

We record retroactive adjustments to revenues based on changes in the number and eligibility status of our members subsequent to when we recorded revenue related to those members and months of service. We receive premium payments based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. We receive additional premiums from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable or payable in premiums receivable, net and other accrued expenses and liabilities in the condensed consolidated balance sheets.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $178.6 million and $107.2 million as of March 31, 2014 and December 31, 2013, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to CMS and state government agencies under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to CMS and state agencies in other payables to government partners in the condensed consolidated balance sheets.

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

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the condensed consolidated balance sheets. We also report the net receipts and payments as a financing activity in our condensed consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

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

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR. Our estimate of IBNR is the most significant estimate included in our condensed consolidated financial statements. We determine our best estimate of the base liability for IBNR utilizing consistent standard actuarial methodologies based upon key assumptions which vary by business segment. Our assumptions include current payment experience, trend factors and completion factors. Trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

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

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from our assumed trends occur. Changes in our estimates of medical benefits payable cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior period reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences.

For the quarter ended March 31, 2014, we recognized approximately $32.5 million of net unfavorable development related to prior fiscal years. For the quarter ended March 31, 2013 we recognized approximately $15.9 million of net favorable development related to prior years. The unfavorable development recognized in 2014 was primarily due to higher than expected medical services in our Medicare Health Plan segment, that was not discernible until the impact became clearer over time as claim payments were processed. In addition, we incurred expense associated with adjustments to prior year enhanced payments to Medicaid primary care providers, as mandated by the ACA. The net favorable prior year development recognized in 2013 was due mainly to lower than projected utilization in our Medicaid segment, and to a lesser extent, in our Medicare segment.

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

ACA Industry Fee

The ACA imposes an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers beginning in 2014. The total ACA industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. The ACA industry fee will not be deductible for income tax purposes, which will significantly increase our effective income tax rate. We currently estimate that we will incur approximately $129.0 million in such fees in 2014, based on our estimated share of total 2013 industry premiums. However, the final fee amount will not be determined until August 2014. The estimated liability for the fee was accrued in full as of January 1, 2014, with a corresponding deferred expense asset that is being amortized to expense on a straight line basis. We have recognized approximately $32.3 million of such amortization as ACA industry fee expense in the first quarter of 2014.

We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri and South Carolina which provides for them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized $23.6 million of reimbursement for the ACA industry fee as premium revenue in the quarter ended March 31, 2014. We currently expect to be reimbursed by our state Medicaid customers in Hawaii, Illinois, New York and Ohio for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreement with these customers, and the timing of revenue recognition for these other markets will not match the expense recognition of the fee. MA and PDP premiums will not be adjusted to offset the impact of the ACA industry fee.

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

We estimate compensation cost for stock options, restricted stock, RSUs and MSUs based on the fair value at the time of grant and recognize expense over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For restricted stock and RSUs, the grant date fair value is based on the closing price of our common stock on the grant date. For MSUs, the fair value at the grant date is measured using a Monte Carlo simulation approach which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest three years from the grant date based on the achievement of the performance goals and are conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares up to 150% or 200% of the target award, depending on the award date. PSUs do not have a grant date or grant fair value for accounting purposes as the subjective nature of the terms of the PSUs precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with Georgia, Hawaii and New York, and, until June 30, 2013, Ohio, include, or included, an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period during which we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired and is attributable to our Medicaid and Medicare Health Plans reporting segments. Goodwill recorded at March 31, 2014 was $244.9 million, which consisted of $134.5 million and $110.4 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively. Other intangible assets include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes.

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

In 2013, we elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values and therefore no further testing was required, and we believe that such assets are not impaired as of March 31, 2014.

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

State and federal taxing authorities may challenge the positions we take on our filed tax returns. We evaluate our tax positions and only recognize a tax benefit if it is more likely than not that a tax audit will sustain our conclusion. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. State and federal taxing authorities may propose additional tax assessments based on periodic audits of our tax returns. We believe our tax positions comply with applicable tax law in all material aspects and we will vigorously defend our positions on audit. The ultimate resolution of these audits may materially impact our financial position, results of operations or cash flows. We have not experienced material adjustments to our condensed consolidated financial statements as a result of these audits.

We participate in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"). The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Pro Forma Financial Information

The results of operations and financial condition for our 2014 and 2013 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of January 1, 2013. The pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented. Only pro forma results for the first quarter of 2013 have been presented, as Windsor was acquired on January 1, 2014 and their results of operations have been included in our condensed consolidated financial statements from this date.

Pro forma - unaudited
For Quarter ended March 31, 2013
(in millions, except per share data)
Premium revenues	$2,564.9
Net earnings	$8.4
Earnings per share:
Basic	$0.19
Diluted	$0.19

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective January 1, 2014, without any material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. The guidance in this update also requires the entity to disclose the nature and amount of the obligation, as well as other information about such obligations. The guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective January 1, 2014, without any material impact on our consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the ACA. The ACA imposes an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We adopted this standard effective January 1, 2014, and at March 31, 2014, our estimated liability for the ACA industry fee is approximately $129.0 million.

2. ACQUISITIONS

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of March 31, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee through which it served 38,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 48,000 members in 39 states as of March 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 109,000 beneficiaries as of March 31, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements. Windsor’s operations contributed premium revenue of $167.6 million and a net pre-tax loss of $17.4 million, including certain one-time costs for severance and integration, which are included in our condensed consolidated statement of comprehensive income for the quarter ended March 31, 2014.

The following table summarizes the preliminary estimated fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$169.0
Investments	47.1
Premiums receivable, net	87.4
Other intangible assets	54.3
Pharmacy rebates receivable, net	35.4
Other assets	27.9
Deferred tax asset	29.6
Total assets acquired	450.7

Medical benefits payable	(118.1)
Accrued expenses and other payables	(74.1)
Deferred tax liability	(20.6)
Total liabilities assumed	(212.8)
Fair value of net assets acquired	$237.9

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $28.3 million. When assessing this result from an accounting perspective, we considered:

▪	the seller’s decision to divest Windsor following a review of its business strategy in the U.S. and focus on other types of health businesses;

▪	the value of net assets we acquired included the benefit of net operating losses and other tax benefits that the seller was not able to utilize given its tax position, and

▪	a credit reflected in the purchase price for certain transition costs we expected to incur after the transaction closed.

After consideration of all relevant factors, including those cited above, and verifying that all assets acquired and liabilities assumed were identified, we concluded that the excess fair value of $28.3 million constituted a bargain purchase gain in accordance with accounting rules related to business combinations. The amount of the gain could change depending on the resolution of certain matters related to the purchase price.

As reflected in the table above, we recorded $54.3 million for the preliminary valuation of identified other intangible assets, including MA and Medicare Supplement membership bases of $20.1 million (15-year useful life), PDP membership bases of $17.5 million (8-year useful life), provider networks of $5.2 million (15-year useful life), broker networks of $3.3 million (10-year useful life) and aggregated other identified intangible assets of $8.2 million (9-year useful life). We valued the other intangible assets using a combination of income and cost approaches, where appropriate. Membership bases were valued based on the income approach using a discounted future cash flow analysis based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for guideline companies within our industry. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to the future cash flows. The weighted average amortization period for these intangibles was 11.5 years. The allocation of the purchase price is based on certain preliminary data and could change when final information is obtained.

WellCare of South Carolina

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. We included the results of WCSC's operations from the date of acquisition in our condensed consolidated financial statements.

We completed certain aspects of the accounting for the WCSC acquisition during the first quarter of 2014, and based on the final purchase price allocation, we allocated $24.7 million of the purchase price to identified tangible net assets and $9.5 million of the purchase price to identified intangible assets. We recorded the excess of purchase price over the aggregate fair values of $12.7 million as goodwill. The recorded goodwill and other intangible assets related to the WCSC acquisition are deductible for tax purposes.

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013 and we included the results of Missouri Care's operations from the date of acquisition in our condensed consolidated financial statements. As of March 31, 2014, Missouri Care membership approximated 99,000.

We completed certain aspects of the accounting for the Missouri Care acquisition during the first quarter of 2014, and based on the final purchase price allocation, we allocated $10.2 million of the purchase price to identified tangible net assets and $7.1 million of the purchase price to identified intangible assets. We recorded the excess of purchase price over the aggregate fair values of $10.7 million as goodwill, which reflects a $7.7 million increase recognized during the first quarter of 2014. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for tax purposes.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources. Prior to the Windsor acquisition, we identified three operating segments for our company: Medicaid, MA and PDP. In conjunction with the Windsor acquisition, we began offering Medicare Supplement products and we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and MA operations acquired as part of the Windsor acquisition together with our legacy MA plans. Accordingly, we are including results for Medicare Supplement operations together with MA and have renamed the segment as Medicare Health Plans. Similarly, we are including the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and have renamed the segment as Medicare PDPs. In addition, we have renamed the Medicaid segment Medicaid Health Plans; however, there were no changes to the composition of this segment.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP"), and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP and FHP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended March 31,
	2014	2013
Georgia	12%	16%
Florida	10%	12%
Kentucky	17%	13%

The state of Florida renewed our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. We expect these contracts to be terminated early in connection with the implementation of the new program. In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide Medicaid services in eight out of the state's 11 regions. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by late summer or early fall of 2014.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option in June 2013 to extend the term of our Georgia Medicaid contract until June 30, 2014. In April 2014, the Georgia DCH amended our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016.

Our primary Kentucky contract commenced in July 2011 and has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The first option term, through June 30, 2015, has been exercised.

Medicare Health Plans

Our Medicare Health Plans reportable segment includes the combined operations of both the MA and Medicare Supplement operating segments. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Medicare Supplement policies are offered in 39 states as of March 31, 2014.

Medicare PDPs

We offer stand-alone Medicare Part D coverage to Medicare-eligible beneficiaries in our Medicare PDPs segment. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually-eligible beneficiaries and specified low-income beneficiaries. The Part D program offers national in-network prescription drug coverage that is subject to limitations in certain circumstances.

Summary of Financial Information

We allocate goodwill and other intangible assets to our reportable operating segments. We do not allocate any other assets and liabilities, investment and other income, or selling, general and administrative, depreciation and amortization, or interest expense to our reportable operating segments, with the exception of the ACA industry fee. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable operating segments. A summary of financial information for our reportable operating segments through the gross margin level and a reconciliation to income before income taxes is presented in the tables below.

	For the Three Months Ended March 31,
	2014	2013
Premium revenue:	(in millions)
Medicaid Health Plans	$1,638.8	$1,310.4
Medicare Health Plans	963.3	718.9
Medicare PDPs	373.0	223.0
Total premium revenue	2,975.1	2,252.3
Medical benefits expense:
Medicaid Health Plans	1,389.3	1,130.7
Medicare Health Plans	851.5	625.6
Medicare PDPs	389.1	231.0
Total medical benefits expense	2,629.9	1,987.3
ACA industry fee expense:
Medicaid Health Plans	18.9	—
Medicare Health Plans	10.7	—
Medicare PDPs	2.7	—
Total ACA industry fee expense	32.3	—
Gross margin
Medicaid Health Plans	230.6	179.7
Medicare Health Plans	101.1	93.3
Medicare PDPs	(18.8)	(8.0)
Total gross margin	312.9	265.0
Investment and other income	10.6	4.3
Other expenses	(286.2)	(246.4)
Income from operations	$37.3	$22.9

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2014	2013

Weighted-average common shares outstanding — basic	43,802,047	43,325,381
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	308,133	426,593
Stock options	13,611	200,485
Weighted-average common shares outstanding — diluted	44,123,791	43,952,459
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	72,457	184,536

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Auction rate securities	$34.2	$—	$(2.3)	$31.9
Certificates of deposit	1.1	—	—	1.1
Corporate debt and other securities	79.6	0.2	(0.1)	79.7
Money market funds	43.4	—	—	43.4
Municipal securities	119.7	0.1	—	119.8
Variable rate bond fund	109.9	0.4	—	110.3
U.S. government securities	38.9	0.1	(0.1)	38.9
	$426.8	$0.8	$(2.5)	$425.1
December 31, 2013
Auction rate securities	$34.2	$—	$(2.4)	$31.8
Certificates of deposit	1.6	—	—	1.6
Corporate debt and other securities	104.5	0.1	(0.1)	104.5
Money market funds	43.4	—	—	43.4
Municipal securities	108.9	—	—	108.9
Variable rate bond fund	84.9	0.4	—	85.3
U.S. government securities	19.5	0.1	—	19.6
	$397.0	$0.6	$(2.5)	$395.1

Realized gains and losses on sales and redemptions of investments were not material for the three months ended March 31, 2014 and 2013.

Contractual maturities of available-for-sale investments at March 31, 2014 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.9	$—	$—	$—	$31.9
Certificates of deposit	1.1	1.1	—	—	—
Corporate debt and other securities	79.7	47.0	29.6	0.9	2.2
Money market funds	43.4	43.4	—	—	—
Municipal securities	119.8	84.7	31.1	2.5	1.5
Variable rate bond fund	110.3	110.3	—	—	—
U.S. government securities	38.9	2.2	34.1	2.5	0.1
	$425.1	$288.7	$94.8	$5.9	$35.7

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.9 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2014. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.6 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of March 31, 2014.

There were no redemptions or sales of our auction rate securities during the quarters ended March 31, 2014 and March 31, 2013, and accordingly, we realized no losses associated with our auction rate securities during either of those periods.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Cash	$49.3	$—	$—	$49.3
Certificates of deposit	1.4	—	—	1.4
Money market funds	18.9	—	—	18.9
U.S. government securities	25.4	—	(0.1)	25.3
	$95.0	$—	$(0.1)	$94.9
December 31, 2013
Cash	$40.2	$—	$—	$40.2
Certificates of deposit	1.4	—	—	1.4
Money market funds	19.0	—	—	19.0
U.S. government securities	22.0	—	(0.1)	21.9
	$82.6	$—	$(0.1)	$82.5

No realized gains or losses were recorded on restricted investments for the quarters ended March 31, 2014 and March 31, 2013.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $1.2 million and $3.7 million for the quarters ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, there was $22.3 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $63.52 as of March 31, 2014 and amounted to approximately $7.0 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the quarter ended March 31, 2014, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of March 31, 2014, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2014	31,381	$29.47
Granted	—	—
Exercised	(13,000)	19.96
Forfeited and expired	—	—
Outstanding as of March 31, 2014 (1)	18,381	$36.20	$0.5	1.5
(1)    All of the Company's outstanding stock options were vested and exercisable as of March 31, 2014.

A summary of RSU activity for the quarter ended March 31, 2014 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	259,836	$56.51
Granted	137,356	61.71
Vested	(54,869)	58.80
Forfeited and expired	(12,472)	57.23
Outstanding as of March 31, 2014	329,851	58.27

A summary of our MSU activity for the quarter ended March 31, 2014 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	83,889	$79.38
Granted	62,238	70.36
Vested	—	—
Forfeited and expired	(8,236)	75.72
Outstanding as of March 31, 2014	137,891	75.53

A summary of the activity for our PSU awards, which are subject to variable accounting, for the quarter ended March 31, 2014 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	288,487	$55.30
Granted	153,070	59.93
Vested	(62,640)	40.57
Forfeited and expired	(21,949)	59.86
Outstanding as of March 31, 2014	356,968	59.59

8. DEBT

Senior Notes due 2020

In November 2013, we completed the offering and sale of $600.0 million aggregate principal amount of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes were used to repay the full outstanding balance under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions. The Senior Notes will mature on November 15, 2020, and bear interest at a rate of 5.75% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2014.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

Ranking and Optional Redemption

The Senior Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the Senior Notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries (unless our subsidiaries become guarantors of the Senior Notes). We may redeem up to 40% of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2016, at a redemption price equal to 105.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

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

The Senior Notes are classified as long-term debt in the Company’s condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively, based on their November 2020 maturity date.

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

As of March 31, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Revolving Credit Facility and the Indenture.

9. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$0.6	$—		$0.6	$—
Auction rate securities	31.9	—		—	31.9
Certificates of deposit	1.1	—		1.1	—
Corporate debt securities	75.3	—		75.3	—
International government bonds	3.8	—		3.8	—
Money market funds	43.4	43.4		—	—
Municipal securities	119.8	—		119.8	—
U.S. government and agency obligations	38.9	27.6		11.3	—
Variable rate bond fund	110.3	110.3		—	—
Total investments	$425.1	$181.3		$211.9	$31.9
Restricted investments:
Cash	49.3	49.3		—	—
Certificates of deposit	1.4	—		1.4	—
Money market funds	18.9	18.9		—	—
U.S. government and agency obligations	25.3	25.3	1,800.0	—	—
Total restricted investments	$94.9	$93.5		$1.4	$—

Amounts accrued related to investigation resolution	$34.4	$—		$34.4	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$1.6	$—		$1.6	$—
Auction rate securities	31.8	—		—	31.8
Certificates of deposit	1.6	—		1.6	—
Corporate debt securities	102.9	—		102.9	—
Money market funds	43.4	43.4		—	—
Municipal securities	108.9	—		108.9	—
U.S. government securities	19.6	19.6		—	—
Variable rate bond fund	85.3	85.3		—	—
Total investments	$395.1	$148.3		$215.0	$31.8
Restricted investments:
Cash	$40.2	$40.2		$—	$—
Certificates of deposit	1.4	—		1.4	—
Money market funds	19.0	19.0		—	—
U.S. government securities	21.9	21.9	1,800.0	—	—
Total restricted investments	$82.5	$81.1		$1.4	$—

Amounts accrued related to investigation resolution	$70.3	$—		$70.3	$—

The following table presents the carrying value and fair value of our senior notes as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Long term debt	$600.0	$600.0
Approximate fair value of our long-term debt	630.4	615.0

The fair value of our senior notes was determined based on quoted market prices at March 31, 2104 and December 31, 2013, respectively, and therefore would be classified within Level 1 of the fair value hierarchy.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the quarter ended March 31, 2014.

Balance as of January 1, 2014	$31.8
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	0.1
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of March 31, 2014	$31.9

10. INCOME TAXES

Our effective income tax rate was 32.8% for the quarter ended March 31, 2014 compared to 5.9% for the same period in 2013. In 2014, the effective rate reflects the favorable impact of the Windsor bargain purchase gain, partially offset by the impact of the non-deductible ACA industry fee. The effective tax rate was lower in 2013 mainly due to an issue resolution agreement reached with the IRS in 2013 regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, and related interest, was $34.4 million at March 31, 2014, all of which has been included in the current amounts payable related to the investigation resolution in the accompanying condensed consolidated balance sheet as of March 31, 2014.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two former associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. Sentencing is expected in the second quarter of 2014. At this time, we do not know whether any of these four individuals will appeal. The fifth individual is expected to be tried at a future date.

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

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $163.7 million from the inception of the investigations to March 31, 2014. We incurred $7.8 million and $18.9 million of these legal fees and related expenses during the three months ended March 31, 2014 and 2013, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

We expect the continuing cost of our obligations to the five individuals in connection with their defense and appeal of criminal charges and related litigation to be significant and to continue for a number of years. We have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Though we have requested restitution damages in the criminal case and even if it is eventually determined that we are entitled to reimbursement of the advanced expenses, it is possible that we may not be able to recover all or any portion of our damages or advances. Our indemnification obligations and requirements to advance legal fees and expenses may have a material adverse effect on our financial condition, results of operations and cash flows.

Other Lawsuits and Claims

Based on the nature of our business, we are subject to regulatory reviews or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies and their reviews focus on numerous facets of our business, including claims payment practices, provider contracting, competitive practices, commission payments, privacy issues and utilization management practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to our business practices. We continue to be subject to such reviews, which may result in additional fines and/or sanctions being imposed, premium refunds or additional changes in our business practices.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2014 (“2014 Form 10-Q") which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of closing of pending acquisitions, the reimbursement of the ACA industry fee by state Medicaid programs, the timing of the launch of new programs, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2014 Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) for a discussion of certain risks which could materially affect our business, financial condition, cash flows and results of operations. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in the demographics of our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, including due to sequestration, our ability to negotiate with our state Medicaid customers regarding reimbursement of the Affordable Care Act ("ACA") industry fee, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timeline, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, may affect our premium revenue, ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively manage growth, our ability to address operational challenges relating to new business, our ability to effectively execute and integrate acquisitions, the satisfaction of the closing conditions for pending acquisitions, the receipt of regulatory approval for pending acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, individuals, children, and the aged, blind and disabled, as well as prescription drug plans. As of March 31, 2014, we served approximately 3.5 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the quarter ended March 31, 2014. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

▪
Membership at March 31, 2014 increased by 24% compared to December 31, 2013 and by 31% compared to March 31, 2013, mainly driven by acquisitions and organic membership growth across all of our segments. The acquisition of Windsor Health Group, Inc. ("Windsor"), which was completed on January 1, 2014 accounted for increases of 87,000 and 109,000, in our Medicare and PDP segments, respectively. Excluding Windsor, Medicare segment membership increased 18% year over year and 5% compared to December 31, 2013 principally from Medicare Advantage (MA) open enrollment gains, and PDP segment membership increased 54% year over year and 46% compared to December 31, 2013, resulting mainly from our 2014 bid results. Medicaid segment membership increased by 11% year over year and by 6% compared to December 31, 2013, due mainly to membership gains in Kentucky.

▪
Premiums increased 32% in the first quarter of 2014 compared to the prior year, reflecting the Windsor acquisition, a 25% increase in Medicaid premiums, a 14% increase in Medicare premiums excluding Windsor, and an 18% increase in PDP premiums excluding Windsor. The Medicaid increase is driven by the increase in membership discussed above, as well as rate increases in certain markets and the benefit of a full quarter’s results for our South Carolina and Missouri Medicaid plans acquired in the first quarter of 2013, partially offset by the termination of our Ohio Medicaid plan. The Medicare and PDP increases are consistent with the membership changes discussed above.

▪
Net Income in the first quarter of 2014 increased 105% compared to the prior year due to organic and acquisition-related growth and improved medical cost trend in our Medicaid Health Plans segment, a $28.3 million non-operating bargain purchase gain related to the Windsor acquisition, and organic growth in our Medicare Health Plans segment partially offset by the recognition of net unfavorable prior period reserve development in 2014 compared to net favorable development in 2013, the net impact of the health insurance industry fees mandated by the ACA beginning January 2014 and higher drug unit costs mainly impacting our PDP segment.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have impacted, or are expected to impact, our 2014 results:

•
In January 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of March 31, 2014, Windsor offered MA plans to 38,000 members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 48,000 members in 39 states as of March 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions to 109,000 members as of March 31, 2014. As a result, in 2014 we are offering MA plans in a total of 402 counties in 18 states.

•
We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri and South Carolina, which provides for them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $23.6 million reimbursement as premium revenue in the quarter ended March 31, 2014. We currently expect to be reimbursed by our state Medicaid customers in Hawaii, Illinois, New York and Ohio for the impact of the ACA industry fee on our Medicaid plans, including its non-

deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreement with these customers, and the timing of revenue recognition will not match the expense recognition of the fee, depending on the timing of such agreements.

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

•
In January 2014, approximately 16,000 beneficiaries from Carolina Medical Homes ("CMH") transferred to us as a result of WellCare's purchase of certain assets from CMH and changes the South Carolina Department of Health and Human Services ("SCDHHS") made to its Healthy Connections Choices Medicaid managed care program.

•
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s Managed Medical Assistance ("MMA") program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As of May 1, we initiated the MMA implementation in three regions, including the Jacksonville area. We are serving over 185,000 members in these regions, a gain of more than 107,000 members compared to April 30, 2014. We anticipate that our Florida Temporary Assistance for Needy Families ("TANF") and SSI membership will increase in 2014 to at least 500,000 from the 394,000 members that we served in December 2013.

•
In September 2013, we entered into an agreement to acquire certain assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). As of March 31, 2014, Healthfirst NJ serves approximately 49,000 Medicaid members in 12 counties in the state. The acquisition is expected to close on June 30, 2014, with the transfer of membership effective July 1, 2014, subject to customary regulatory approvals. Upon closure of the transaction, we will acquire Healthfirst NJ’s Medicaid membership and substantially all of its provider network. In addition, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey beginning January 1, 2014.

Political and Regulatory Developments

Political Developments Impacting our Business

On April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014. This Act delayed until March 2015 the 24% reduction in Medicare payment rates that was supposed to take effect on April 1, 2014, as a result of the sustainable growth rate formula and replaced it with a 0.5% increase in payments through December 31, 2014. The Act also delayed the implementation of the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD-10) prohibiting the Secretary of Health and Human Services from adopting the ICD-10 code sets prior to October 1, 2015.

Medicaid Health Plans

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

Current legislative sessions are winding down in most states. In those states requiring statutory or budget authority to administer Medicaid, some states continue to debate the optional expansion of Medicaid under the ACA. Of the states in which we currently operate Medicaid plans, Hawaii, Illinois, Kentucky, New Jersey and New York have expanded Medicaid eligibility in 2014 under the ACA, while Florida, Georgia, Missouri and South Carolina have stated their intention not to move forward with an expansion in 2014 or 2015. If other states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

Some states, such as Missouri, are considering some expansions of their Medicaid managed care program, for example, by increasing the population of individuals who would be served by Medicaid managed care. If and how this expansion will occur is yet to be defined.

In Kentucky, we have received approximately 60,000 new members as a result of the expansion of Medicaid eligibility through March 31, 2014. In addition, for coverage beginning July 1, 2014, members will be able to choose among five statewide plans, instead of the current two; however, our members will not be passively reassigned.
In connection with the implementation of mandatory Medicaid managed care in Illinois, beginning on August 1, 2014, we expect there will be up to 20 plans serving TANF members, including us, in Cook County, compared to the current three plans.  We currently have approximately 120,000 members in Cook County as of March 31, 2014. During the open enrollment period, we may not be auto-assigned new TANF members and existing members may be reassigned to other plans, unless they actively choose us.
The budget for Florida's fiscal year beginning July 1, 2014 provides that certain hospitals will be paid directly by AHCA to compensate them for unreimbursed care, instead of the managed care plans paying these fees as part of their hospital rates. While we expect that this will reduce our Florida Medicaid premium revenue beginning July 1, 2014, we do not anticipate that this will affect the gross margin of the program, as our hospital rates will be reduced to offset this.
Medicare Health Plans

On April 7, 2014, the Centers for Medicare & Medicaid Services ("CMS") revised their proposed 2015 rates, which, combined with all elements of the rate announcement, we estimate will result in a rate decrease in the low single digit percentage from our 2014 rates.

In February 2014, CMS announced an MA coding pattern difference reduction of 0.25% for payment year 2015 compared to 2014. CMS will continue to partially use the risk adjustment model first used in 2014, which most severely affects our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members.

In 2015, CMS will continue to tier payments based on the quality ratings of MA plans, paying less to plans scoring less than 5 stars on the CMS star quality rating scale. On average, our MA plans in 2013 were 3 stars, with our Florida plan at 3.5 stars. CMS has also confirmed the end of the quality bonus demonstration in 2014. This means bonus payments to plans like WellCare, which achieve less than 4 stars on CMS’s 5 star scale, will no longer be made.

In April 2014, CMS stated that it will terminate those MA contracts that scored a Part C summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings), regardless of their Part D summary rating performance during the same period.  CMS also stated that it will terminate MA contracts that scored a Part D summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings) regardless of their Part C summary ratings during the same period.  Stand-alone PDP sponsor contracts will be terminated if those contracts scored less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings). As a result, some of our MA plans could be subject to termination.

PDP

In April 2014, CMS also announced changes for PDPs relating to applicable beneficiary and plan dispensing/vaccine administration fees for drug claims that straddle the coverage gap for the 2015 plan year. In addition, CMS increased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit. We are still evaluating the effect these changes will have on our 2015 PDP operations.

Dual Eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles". For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. The ACA created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee for service basis, which is required to produce cost savings.

Thirteen states have been selected by CMS to implement a capitated Duals Demonstration Program; an additional four are implementing a Duals Demonstration Program on a fee-for-service basis and one state is doing both. Of the states that have signed agreements with CMS to implement a capitated Duals Demonstration Program, we operate D-SNPs in eight.

We have received preliminary approval to participate in the Duals Demonstration Programs in New York beginning October 1, 2014. In November 2013, we were selected by South Carolina Healthy Connections Prime Medicaid to provide coordinated and integrated care for dual eligibles beginning July 1, 2014, however we have chosen not to participate. Other states in which we operate, including Arizona and Florida, are working toward greater integration of their Medicare and Medicaid programs outside of a demonstration program.

Among the states in which we operate that are planning to implement duals alignment demonstration programs, beneficiaries eligible for a duals alignment demonstration program who are currently enrolled in WellCare products may be subject to passive enrollment in six states: California, Illinois, New York, Ohio, South Carolina and Texas. Those subject to passive enrollment in a Duals Demonstration Program will have the opportunity to opt out of the program and remain in a WellCare plan up until the last day of the month prior to the effective date of enrollment. Beneficiaries will have the ability to opt out of the Duals Demonstration Program on a monthly basis. Because the members are dually eligible, they are entitled to a continuous special election and may enroll in any WellCare MA or PDP for which they are entitled on a monthly basis.

Certain states’ Duals Demonstration Programs have not permitted us to participate, either because those states limit participation to plans currently serving their Medicaid population, or restrict participation to fee-for-service programs. For those states that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDPs could be reduced, depending on the program design, eligible populations and state implementation time frame. California began implementation of their program in April 2014. Although the California Duals Demonstration Program limits the total number of individuals eligible to 456,000, with no more than 200,000 in Los Angeles County, as of March 31, 2014, we have approximately 24,000 dual-eligible members in Los Angeles County that could be subject to passive enrollment in the program beginning on January 1, 2015. In addition, we are negotiating the renewal of our California D-SNP contract expiring on December 31, 2014, which could result in limitations on the numbers of members permitted to be enrolled in our D-SNP.

Per CMS guidance, Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Quarters Ended March 31,		Change
	2014	2013	Dollars	Percentage
Revenues:	(Dollars in millions)
Premium	$2,975.1	$2,252.3	$722.8	32.1%
Investment and other income	10.6	4.3	6.3	146.5%
Total revenues	2,985.7	2,256.6	729.1	32.3%

Expenses:
Medical benefits	2,629.9	1,987.3	642.6	32.3%
Selling, general and administrative	245.3	213.4	31.9	14.9%
ACA industry fee	32.3	—	32.3	NMF
Medicaid premium taxes	17.1	21.3	(4.2)	(19.7)%
Depreciation and amortization	14.6	10.1	4.5	44.6%
Interest	9.2	1.6	7.6	475.0%
Total expenses	2,948.4	2,233.7	714.7	32.0%
Income from operations	37.3	22.9	14.4	62.9%
Bargain purchase gain	28.3	—	28.3	NMF
Income before income taxes	65.6	22.9	42.7	186.5%
Income tax expense	21.5	1.4	20.1	NMF
Net income	$44.1	$21.5	$22.6	105.1%
Effective tax rate	32.8%	5.9%		26.9%

NMF - Not meaningful

Membership

	March 31, 2014		December 31, 2013		March 31, 2013
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	1,869,000	53.0%	1,759,000	61.8%	1,690,000	62.5%
Medicare Health Plans	390,000	11.0%	290,000	10.2%	256,000	9.5%
Medicare PDPs	1,271,000	36.0%	797,000	28.0%	757,000	28.0%
Total	3,530,000	100.0%	2,846,000	100.0%	2,703,000	100.0%

As of March 31, 2014, we served approximately 3,530,000 members, an increase of approximately 684,000 members, or 24%, compared to December 31, 2013, and an increase of approximately 827,000 members, or 31%, compared to March 31, 2013. The growth in 2014 was mainly driven by acquisitions, including the Windsor acquisition, and organic membership growth in our Medicaid and Medicare Health Plans segments, as well as an increase in Medicare PDPs membership driven by our 2014 bid results. Membership discussion by segment follows:

•
Medicaid Health Plans - membership increased by approximately 110,000 compared to December 31, 2013, primarily driven by membership growth in our Kentucky Medicaid program, which increased 80,000 compared to

December 31, 2013 due to Kentucky's participation in the 2014 Medicaid expansion, as well as the addition of approximately 16,000 CMH beneficiaries to our South Carolina Medicaid program. Medicaid membership in 2014 increased 179,000 compared to March 31, 2013 due to the factors noted above, as well as the addition of 99,000 members resulting from our acquisition of Missouri Care and the transfer of approximately 57,000 beneficiaries to our Kentucky Medicaid plan following Centene Corporation's exit from Kentucky in July 2013, partially offset by a decline of approximately 95,000 members resulting from our exit from Ohio effective July 1, 2013.

•
Medicare Health Plans - membership increased by approximately 100,000 members compared to December 31, 2013, primarily attributable to the Windsor acquisition, which contributed approximately 38,000 and 48,000 MA and Medicare Supplement program members, respectively, as of March 2014, as well as an increase of approximately 13,000 members resulting from the 2014 annual election period due to our continued focus on dual-eligible beneficiaries and expansion into new counties. Medicare membership in 2014 increased by 134,000 members compared to March 31, 2013 primarily due to the factors noted above.

•
Medicare PDPs - membership increased by approximately 474,000 members compared to December 31, 2013. Excluding Windsor, PDP membership grew by approximately 365,000 members, or 31%, primarily due to the result of our 2014 bid results. As of January 1, 2014, approximately 70% of our PDP membership was comprised of beneficiaries that actively chose us for their current plan. New members will be assigned monthly into our PDPs in 16 of our 18 2014 MA states, enabling cross selling opportunities for our MA and PDPs. The Windsor acquisition contributed approximately 109,000 members to PDP membership as of March 31, 2014. Excluding the impact of Windsor, PDP membership increased by 405,000 members compared to March 31, 2013, due primarily to the factors discussed above.

Net Income

Net income for the quarter ended March 31, 2014 increased by 105% compared to the prior year due to organic and acquisition-related growth and an improved medical cost trend in our Medicaid Health Plans segment, a $28.3 million non-operating bargain purchase gain related to the Windsor acquisition, and organic growth in our Medicare Health Plans segment partially offset by the recognition of net unfavorable prior period reserve development in 2014 compared to net favorable development in 2013, the net impact of the ACA industry fee mandated by the Affordable Care Act (ACA) beginning January 2014 and higher drug unit costs mainly impacting our Medicare PDPs segment.

Outlook

We currently expect our net income for the year ending December 31, 2014 to be substantially consistent with net income for the year ended December 31, 2013, as increased revenue is offset by increased expenses. For example, the effect of the Windsor bargain purchase gain will be offset by Windsor transition costs and integration expenses and the impact of a higher medical benefits ratio ("MBR") for the Windsor MA plans relative to the Medicare Health Plans segment average. The expected increase in gross margin for our Medicaid Health Plans segment is expected to be offset by a higher MBR in our Medicare Health Plans and Medicare PDPs segments. In addition, we are expecting additional selling, general and administrative ("SG&A") expense due to greater membership, growth initiatives, and quality, service and productivity infrastructure investments, offset by productivity gains. Our results will also be impacted by the unreimbursed portion of the new ACA industry fee expense and increased interest expense due to the issuance in November 2013 of $600.0 million in senior notes.

Premium Revenue

Premium revenue for the quarter ended March 31, 2014 increased by approximately $722.8 million, or 32%, compared to the same period in 2013.The increase reflects the impact of the Windsor Acquisition, a 26% increase in Medicaid premiums, a 14% increase in Medicare premiums excluding Windsor, and an 18% increase in PDP premiums excluding Windsor. The Medicaid increase is due to an increase in membership, rate increases in certain markets and the benefit of a full quarter’s results for our South Carolina and Missouri Medicaid plans acquired in the first quarter of 2013, partially offset by the termination of our Ohio Medicaid plan. The Medicare and PDP premium increases are roughly consistent with the increases in membership in those segments. In addition, premium revenue includes $17.1 million of Medicaid premium taxes for the first quarter months ended March 31, 2014 compared to $21.3 million for the same period in 2013.

Outlook

We now expect our consolidated premium revenue, not including premium taxes or Medicaid state ACA industry fee reimbursement, in 2014 to be between $12.0 and $12.1 billion. The Company previously anticipated premium revenue to be between $11.6 and $11.8 billion. The increase results mainly from increased growth outlooks for the Medicaid Health Plans and Medicare PDPs segments.

Medical Benefits Expense

The increase in medical benefits expense for the quarter ended March 31, 2014 compared to the same period in 2013 was due mainly to increased membership across all of our segments, a swing from net favorable prior period reserve development in 2013 to net unfavorable prior period reserve development in 2014, Medicaid primary care enhanced payments as mandated by the ACA, and increased drug unit costs, mainly impacting the PDP segment.

For the quarter ended March 31, 2014, medical benefits expense was impacted by approximately $32.5 million of net unfavorable development related to prior periods, compared to $15.9 million of net favorable development recognized during the same period in 2013.  The net unfavorable development recognized in the quarter ended March 31, 2014 was due mainly to higher than projected medical costs in our Medicare Health Plans segment. In addition, we incurred expense associated with adjustments to prior year enhanced payments to Medicaid primary care providers, as mandated by the ACA.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the condensed consolidated Financial Statements for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these investigation-related litigation and other resolution costs because we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Quarters Ended March 31,
	2014	2013
SG&A expense	$245.3	$213.4
Adjustments:
Investigation-related litigation and other resolution costs	(0.6)	(0.8)
Investigation-related administrative costs	(9.0)	(21.1)
Total investigation-related litigation and other resolution costs	(9.6)	(21.9)
SG&A expense, excluding investigation-related litigation and other resolution costs	$235.7	$191.5
SG&A ratio (1)	8.2%	9.4%
Adjusted SG&A ratio (2)	8.0%	8.6%
(1) SG&A expense, as a percentage of total premium revenue.
(2) SG&A expense, as a percentage of total premium revenue, excluding premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs.

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the quarter ended March 31, 2014 increased approximately $44.2 million, or 23%, compared to the same period in 2013. SG&A expense increased mainly due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. These cost increases were partially offset by improvements in operating efficiency. Our SG&A ratio was 8.2% for the quarter ended March 31, 2014, compared to 9.4% for the quarter ended March 31, 2013. Our adjusted SG&A ratio, which is adjusted for premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs, for the quarter ended March 31, 2014 was 8.0% compared to 8.6% for the same period in 2013.

Outlook

We currently expect that our adjusted SG&A ratio for the full year 2014 will be between approximately 8.4% to 8.5%. Our organic growth, expenditures for the Florida MMA implementation, desired quality, service and productivity improvements and the Windsor integration are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation of the ACA.

ACA Industry Fee

During the quarter ended March 31, 2014, we recorded $32.3 million of non-deductible expense for the ACA industry fee, based on our estimated share of total 2013 health insurance industry premiums. We expect to record $129.0 million of non-deductible expense for the ACA industry fee expense for the year ended December 31, 2014. As discussed in Key Developments and Accomplishments, we currently expect to be reimbursed by our state Medicaid customers for substantially all of the impact of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the quarter ended March 31, 2014 were $17.1 million compared to $21.3 million for the same period in 2013. The year-over-year decline of approximately $4.2 million, or 20%, was primarily driven by our exit from the Ohio Medicaid market, which was effective July 1, 2013. As of March 31, 2014, our Medicaid contracts with Georgia, Hawaii and New York included tax assessments on Medicaid premiums.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended March 31, 2014 increased by $4.5 million mainly due to $1.6 million of amortization related to the intangible assets acquired in conjunction with the Windsor acquisition, as well as amortization related to the Missouri Care and WellCare of South Carolina, Inc. ("WCSC") acquisitions completed in 2013.

Interest Expense

Interest expense for the quarter ended March 31, 2014 was $9.2 million, compared to $1.6 million, for the same period in 2013. The $7.6 million increase was primarily driven by higher average debt levels during 2014, as we issued $600 million of 5.75% senior notes in November 2013.

Bargain Purchase Gain

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $28.3 million. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting rules related to business combinations. The amount of the gain could change depending on the resolution of certain matters related to the purchase price.

Income Tax Expense

Our effective income tax rate on pre-tax income was 32.8% and 5.9% for the quarters ended March 31, 2014 and 2013, respectively. In 2014, the effective rate reflects the favorable impact of the Windsor bargain purchase gain, partially offset by the non-deductible ACA industry fee. The effective tax rate is lower in 2013 mainly due to an issue resolution agreement reached with the Internal Revenue Service ("IRS") in 2013 regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012.

Segment Reporting

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the enterprise's decision-makers to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs.

Segment Financial Performance Measures

In conjunction with the Windsor acquisition, we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and Medicare Advantage operations acquired as part of the Windsor acquisition together with MA. Accordingly, we are including results for Medicare Supplement operations together with MA and have renamed the segment Medicare Health Plans. Similarly, we are including the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and have renamed the segment Medicare PDPs. No changes were made to the composition of our Medicaid segment, but we have renamed the segment Medicaid Health Plans.

Our primary tools for measuring profitability of our reportable operating segments are premium revenue, gross margin and MBR. Beginning in 2014, the ACA imposes an annual premium-based health insurance industry fees on health insurers. Since the timing of revenue recognition for state Medicaid reimbursement of the ACA industry fee may be delayed and not match the expense recognition of the fee, and MA and PDP rates will not be adjusted for the ACA industry fee, we have determined to include the ACA industry fee expense in measuring the profitability of our reportable operating segments. Accordingly, gross margin has been redefined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursement.

We use gross margin and MBR both to monitor our management of medical benefits and medical benefits expense and to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to include in our networks. Although gross margin and MBR play an important role in our business strategy, we may be willing to enter new geographical markets and/or enter into provider arrangements that might produce a less favorable gross margin and MBR if those arrangements, such as capitation or risk sharing, would likely lower our exposure to variability in medical costs or for other reasons.

Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, manage medical costs and changes in estimates related to incurred but not reported claims ("IBNR"), predict and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies, including the new, expensive Hepatitis C drugs, and other external factors may affect our operations and may have a material adverse impact on our business, financial condition and results of operations.

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

	For the Quarters Ended March 31,		Change
	2014	2013	Dollars	Percentage

Gross Margin
Medicaid Health Plans	$230.6	$179.7	$50.9	28.3%
Medicare Health Plans	101.1	93.3	7.8	8.4%
Medicare PDPs	(18.8)	(8.0)	(10.8)	(135.0)%
Total gross margin	312.9	265.0	47.9	18.1%
Investment and other income	10.6	4.3	6.3	146.5%
Other expenses	(286.2)	(246.4)	(39.8)	16.2%
Income before income taxes	$37.3	$22.9	$14.4	62.9%

Medicaid Health Plans

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of March 31, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving WCSC members on February 1, 2013, and Missouri Care members on April 1, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Impacting Our Results

•
Effective January 1, 2014, our Kentucky program began serving new members associated with Kentucky's participation in the 2014 ACA Medicaid expansion. Such membership totaled 60,000 as of March 31, 2014.

•
We began offering Medicaid services in 45 out of 46 counties in South Carolina effective January 1, 2014, an expansion of six counties from the 39 served at December 31, 2013. Additionally, in January 2014, approximately 16,000 beneficiaries from Carolina Medical Homes ("CMH") transferred to us as a result of WellCare's purchase of certain assets from CMH and changes the South Carolina Department of Health ("SCDHHS") made to its Healthy Connections Choices Medicaid managed care program.

•
We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri and South Carolina which provides for them to reimburse us for the portion of the ACA Insurer Fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $23.6 million of reimbursement as premium revenue in the quarter ended March 31, 2014. We currently expect to be reimbursed by our state Medicaid customers in Hawaii, Illinois, New York and Ohio for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreements with these customers, and the timing of revenue recognition will not match the expense recognition of the fee.

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the quarters ended March 31, 2014 and 2013:

	For the Quarters Ended March 31,		Change
	2014	2013	Dollar	Percentage
	(Dollars in millions)
Premium revenue (1)	$1,598.1	$1,289.1	$309.0	24.0%
Medicaid premium taxes (1)	17.1	21.3	(4.2)	(19.7)%
Medicaid state ACA industry fee reimbursement (1)	23.6	—	23.6	NMF
Total premiums	1,638.8	1,310.4	328.4	25.1%
Medical benefits expense	1,389.3	1,130.7	258.6	22.9%
ACA industry fee	18.9	—	18.9	NMF
Gross margin	230.6	179.7	50.9	28.3%

Medicaid MBR, including premium taxes and Medicaid state ACA industry fee reimbursements	84.8%	86.3%		(1.5)%
Impact of:
Medicaid premium taxes	0.9%	1.4%
Medicaid state ACA industry fee reimbursement	1.2%	—%
Medicaid MBR (1)	86.9%	87.7%		(0.8)%

Medicaid membership at end of period:
Georgia	553,000	573,000		(3.5)%
Florida	482,000	472,000		2.1%
Kentucky	372,000	228,000		63.2%
Other states	462,000	417,000		10.8%
Total Medicaid membership	1,869,000	1,690,000		10.6%

NMF - Not meaningful

(1)
MBR measures the ratio of our medical benefits expense to premium revenue excluding reimbursement for Medicaid premium taxes and Medicaid state ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and ACA industry fee impacts are both included in the premium rates established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes and Medicaid state ACA industry fee reimbursements are included in premium revenue.

Excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursements, Medicaid premium revenue for the quarter ended March 31, 2014 increased 24% when compared to the same period in 2013. The increase in premium revenues was driven mainly by increased membership in Kentucky, primarily from its participation in the ACA Medicaid expansion and the additional members received from Centene on July 6, 2013. The increase was also due to rate increases in certain other markets in late 2013, changes in geographic and demographic mix of members, Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the ACA, and the benefit of a full quarter's memberships from the South Carolina and Missouri Care Medicaid acquisitions completed in 2013. These increases were partially offset by the loss of Ohio effective July 1, 2013.

Medical benefits expense for the quarter ended March 31, 2014 increased by approximately 23% when compared to the same period in 2013 mainly driven by the increase in membership, a swing from recognizing net favorable prior period reserve development in 2013 to net unfavorable prior period reserve development in 2014, primary care provider enhanced payments mandated by the ACA and the impact of a full quarter’s membership from the South Carolina and Missouri Medicaid acquisitions completed in 2013, partially offset by lower medical cost trend on current periods of service and the loss of Ohio. Our Medicaid MBR, excluding the impact of premium taxes and ACA fee reimbursement, decreased by 80 basis points in the quarter ended March 31, 2014 compared to the same period in 2013 due to lower medical cost trend on current periods of service and a full quarter’s inclusion of MBR for the Missouri Care and WCSC acquisitions, which were lower than the segment average, partially offset by the impact of the swing to net unfavorable prior period reserve development in 2014. Also partially offsetting the improvement is an increase in spending on hepatitis C drugs as a result of the new, expensive drugs that recently came to market.

Outlook

•
We anticipate Medicaid Health Plans segment premium revenue, excluding Medicaid state premium taxes and Medicaid state reimbursements for the ACA industry fee, to increase approximately 27% to 28% compared to 2013, mainly resulting from growth in Kentucky and Georgia, the Florida MMA implementation and our entry in New Jersey.

•
We currently expect the Medicaid Health Plans segment MBR in 2014 to be in the range of approximately 88.0% to 88.5%, compared to 88.2% percent in 2013. The expected MBR in 2014 is roughly in line with 2013 results principally due to net unfavorable prior period development recognized in the first quarter and the implementation of the Florida MMA program, which we expect to operate at an MBR that is higher than our 2013 performance in the state, that was offset by better than anticipated medical cost trend and the impact of our medical cost management initiatives.

•
In February 2014, we entered into a contract with the AHCA to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s MMA program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As a result of these awards, we anticipate that our Florida Temporary Assistance for Needy Families ("TANF") and SSI membership will increase in 2014 to at least 500,000 from the 337,000 members that we served in March 2014. We expect that starting in the second quarter of 2014, two to three regions will be launched per month, and all regions should be launched by late summer or early fall of 2014. As of May 1, we initiated the MMA implementation in three regions, including the Jacksonville area. We are serving over 185,000 members in these regions, a gain of more than 107,000 members compared to April 30, 2014. Our anticipated Florida MMA premium also is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however we also anticipate that our MBR under the MMA program will be higher than our 2013 performance in the state.

•
We entered the New Jersey Medicaid program in January 2014 as a result of recent approval from the state to offer Medicaid managed care in certain counties. Our service area and presence in the New Jersey Medicaid program is anticipated to expand significantly upon closure of our pending acquisition of Healthfirst NJ, which is currently anticipated to close on June 30, 2014, with the transfer of membership effective July 1, 2014.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA and Medicare Supplement plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of March 31, 2014, we operated our MA CCPs in Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. Medicare Supplement policies are offered in 39 states.

Impacting Our Results

•
Our MA business is being subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments is continuing in 2014 and will extend through 2023, so our results of operations are being and will continue to be negatively impacted. In addition, CMS implemented revised 2014 benchmark rates, which resulted in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. CMS also made changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which is being phased in over the 2014 and 2015 plan years. Also, CMS is implementing an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members. Our MA premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

•
For the 2014 plan year, we have expanded the geographic footprint of our MA plans to offer plans in a total of 210 counties in 14 states, excluding Windsor, but including dual special needs plans (“D-SNPs”) for those who are dually eligible for Medicare and Medicaid in most of the MA markets we serve.

•
Effective January 1, 2014, as a result of the Windsor acquisition, we began serving approximately 38,000 MA members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 48,000 members in 39 states.

Medicare Health Plans Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare segment for the quarters ended March 31, 2014 and 2013:

	For the Quarters Ended March 31,		Change
	2014	2013	Dollar	Percentage
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$963.3	$718.9	$244.4	34.0%
Medical benefits expense	851.5	625.6	225.9	36.1%
ACA industry fee	10.7	—	10.7	NMF
Gross margin	$101.1	$93.3	$7.8	8.4%
MBR	88.4%	87.0%		1.4%
Membership	390,000	256,000		52.3%

Medicare premium revenue for the quarter ended March 31, 2014 increased 34% when compared to the same period in 2013. In addition to the impact of the Windsor acquisition, premium revenue increased 14% mainly due to organic membership growth, partially offset by the impact of CMS rate decreases.

Medical benefits expense for the quarter ended March 31, 2014 increased by approximately 36% when compared to the same period in 2013, and was driven by the increase in membership discussed above, and a swing from recognizing net favorable prior period reserve development in 2013 to net unfavorable prior period reserve development in 2014. Our Medicare MBR increased by 140 basis points in 2014 due mainly to the swing to net unfavorable prior period reserve development in 2014, the impact of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013. Additionally, the increase is partially due to the impact of Windsor, which operated at a higher MBR relative to the segment average. These factors were offset in part by changes to plan benefit designs and cost sharing terms in 2014 compared with 2013, as well as our ongoing medical cost management initiatives.

Outlook

•
Currently, we expect Medicare Health Plan segment premium revenue to increase in the range of approximately 23% to 24% for the full year in 2014 compared to 2013. The increase is mainly due to the Windsor acquisition and expected continued membership growth during the remaining months of 2014, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population.

•
We currently expect the Medicare Health Plans segment MBR to be in the range of approximately 87.0% and 87.5% in 2014 compared to 86.6% in 2013. The increase is due mainly to net unfavorable prior period reserve development in the first quarter of 2014, as well as the performance of the Windsor MA plans. We expect that the performance of our Windsor plans will improve relative to the first quarter once the business is fully integrated and planned medical management and expense initiatives take effect.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of March 31, 2014, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us and those who actively choose our PDPs will impact the segment MBR pattern across periods.

Impacting Our Results

▪
Our Medicare PDP business is being subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments is continuing in 2014 and will extend through 2023, and so our results of operations are being and will continue to be negatively impacted. In addition, our PDP premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

▪
Based on the outcome of our 2014 stand-alone PDP bids, our plans are below the benchmarks in 30 of the 34 CMS regions and within the de minimis range of the benchmark in three other CMS regions. Comparatively, in 2013, our plans were below the benchmark in 14 regions and within the de minimis range in five other regions. In 2014, we are being auto-assigned newly eligible members into our plans for the 30 regions that are below the benchmark. Membership has increased to approximately 1.3 million as of March 31, 2014, from 757,000 as of December 31, 2013. We expect membership to continue to grow organically during the remaining months of 2014.

Medicare PDPs Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the quarter ended March 31, 2014 and 2013:

	For the Quarters Ended March 31,		Change
	2014	2013	Dollar	Percentage
Medicare PDPs:	(Dollars in millions)
Premium revenue	$373.0	$223.0	$150.0	67.3%
Medical benefits expense	389.1	231.0	158.1	68.4%
ACA industry fee	2.7	—	2.7	NMF
Gross margin	$(18.8)	$(8.0)	$(10.8)	135.0%
MBR	104.3%	103.6%		0.7%
Membership	1,271,000	757,000		67.9%

Medicare PDP premium revenue increased 67% in the quarter ended ended March 31, 2014 when compared to the same period in 2013, primarily due to the increase in membership, which includes 109,000 members from the Windsor acquisition, and the outcome of our 2014 bids. PDP MBR for the quarter ended March 31, 2014 increased 70 basis points compared to the same period in 2013 mainly due to higher drug unit costs, the outcome of our 2014 bids and the impact of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013. Transition of care costs and higher utilization for new members also contributed to the increased MBR. The transition period concluded at the end of March 2014.

Outlook

•
We anticipate that PDP segment premium revenue will increase 46% to 47% in 2014 compared to 2013, primarily as a result of our membership growth, offset in part by lower premium rates resulting from our 2014 bids.

•
We currently anticipate our PDP segment MBR for 2014 will be in the range of approximately 88.5% to 89.0%, up from 86.5% in 2013. The expected year-over-year increase results mainly from higher drug unit costs and utilization patterns among members who enrolled in our plans beginning in 2014, partially offset by the realignment of our benefit plans and cost structure, including the launch of our preferred pharmacy network. For our 2014 bids, we were able to modify our enhanced plan through increased premium rates and cost sharing, as well as other changes.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2013 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments (which represent our regulated cash and investments not on deposit with a state in which we operate) was $1.6 billion as of March 31, 2014, an increase of $213.0 million from $1.4 billion at December 31, 2013. The increase is due mainly to cash acquired as part of the Windsor acquisition as well as $7.5 million of contributions received from the Parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments was approximately $487.8 million as of March 31, 2014, a $7.3 million decrease from a balance of $495.1 million as of December 31, 2013. The decrease is due to $7.5 million of capital contributions made to certain regulated subsidiaries.

Auction Rate Securities

As of March 31, 2014, $31.9 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2014 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 23 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 19 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Quarters Ended March 31,
	2014	2013
	(In millions)
Net cash (used in) provided by operating activities	$(13.9)	$31.1
Net cash provided by (used in) investing activities	162.3	(61.4)
Net cash provided by financing activities	27.4	308.0
Total net increase in cash and cash equivalents	$175.8	$277.7

Net Cash Provided by Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The decrease in cash flow from operating activities for the quarter ended March 31, 2014 compared to the same period in 2013 resulted mostly from the timing of premium receipts from our government partners, partially offset by the increase in premiums associated with the growth in membership. Additionally, operating cash flows for the quarter ended March 31, 2014 were negatively impacted by a $36.5 million payment made to the Civil Division, compared to a $14.6 million payment remitted to the Civil Division during the 2013 quarter.

Net Cash Used In Investing Activities

During the quarter ended March 31, 2014, cash used in investing activities increased mainly due to $164.2 million of cash acquired from the Windsor acquisition. Excluding acquisitions, cash and investment activities primarily reflect our investment in marketable securities and restricted investments of approximately $102.9 million and purchases of property and equipment of $13.2 million, partially offset by $114.2 million of proceeds from maturities of marketable securities and restricted investments.

During the quarter ended March 31, 2013, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $149.4 million and purchases of property and equipment of $15.9 million, partially offset by $143.1 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $39.2 million in 2013 related to the WCSC and Missouri Care acquisitions.

Net Cash Provided By Financing Activities

Net cash provided by financing activities is mainly impacted by net funds received or paid for the benefit of members. Net funds received for the benefit of members provided net cash of approximately $29.6 million and $85.9 million during the quarters ended March 31, 2014 and March 31, 2013, respectively. These funds represent subsidies received from CMS, net of related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into by us on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (the "Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $34.4 million at March 31, 2014.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Capital Resources

Senior Notes

In November 2013, we completed the offer and sale of $600.0 million of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). We received net proceeds of $587.9 million upon issuance of the Senior Notes, which consists of the $600.0 million principal balance of the notes less approximately $12.1 million incurred in debt issuance costs. The Senior Notes will mature on November 15, 2020, with interest on the Senior Notes being payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2014. We used a portion of the net proceeds from the offering to repay the full $336.5 million outstanding under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions.

The indenture under which the Senior Notes were issued contains covenants that, among other things, limit the ability of our company and its restricted subsidiaries to:

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

Additionally, in November 2013, we terminated our 2011 credit agreement in connection with our entry into the Credit Agreement described above. All amounts outstanding under the 2011 Credit Agreement were paid in full on November 14, 2013.

For additional information on our long-term debt, see Note 8 – Debt to the Condensed Consolidated Financial Statements.

Shelf Registration Statement

In August 2012, we filed a shelf registration statement on Form S-3 with the United States Securities & Exchange Commission (the "Commission") that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

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

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of March 31, 2014, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At March 31, 2014, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. No dividends were received from our regulated subsidiaries during the quarter ended March 31, 2014.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the Condensed Consolidated Financial Statements included in our 2013 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that our accounting estimates relating to premium revenue recognition, medical benefits expense and medical benefits payable, and goodwill and intangible assets, are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not changed our methodology in deriving these critical accounting estimates from those previously disclosed in our 2013 Form 10-K.

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

We operate our MA plans under the Medicare Part C program and provide our eligible members with benefits comparable to those available under Medicare Parts A and B. Most of our MA plans and all of our PDPs offer prescription drug benefits to eligible members under the Medicare Part D program. Premiums for each MA member are established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. Our MA contracts with CMS generally have terms of one year and expire at the end of each calendar year. PDP premiums are also based upon contracts with CMS that have a term of one year and expire at the end of each calendar year. We provide annual written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Changes in MA and PDP members' health status also impact monthly premiums as described under "Risk-Adjusted Medicare Premiums" below. CMS pays all premium for Medicare Part C and substantially all of the premium for Medicare Part D coverage. We bill the remaining Medicare Part D premium to PDP and MA members with Part D benefits based on the plan year bid submitted to CMS. For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon the member's income level as determined by the Social Security Administration.

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amount we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $8.6 million and $15.8 million, at March 31, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

We record retroactive adjustments to revenues based on changes in the number and eligibility status of our members subsequent to when we recorded revenue related to those members and months of service. We receive premium payments based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. We receive additional premiums from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable or payable in premiums receivable, net and other accrued expenses and liabilities in the condensed consolidated balance sheets.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $178.6 million and $107.2 million as of March 31, 2014 and December 31, 2013, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to CMS and state government agencies under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to CMS and state agencies in other payables to government partners in the condensed consolidated balance sheets.

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

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the condensed consolidated balance sheets. We also report the net receipts and payments as a financing activity in our condensed consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

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

Medical Benefits Expense and Medical Benefits Payable

Medical benefits payable is the most significant estimate included in the condensed consolidated financial statements. We use a consistent methodology to record management's best estimate of medical benefits payable based on the experience and information available to us at the time. This estimate is determined utilizing standard actuarial methodologies based upon historical experience and key assumptions consisting of trend factors and completion factors using an assumption of moderately adverse conditions, which vary by business segment. These standard actuarial methodologies include:

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

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. We believe that the amount of medical benefits payable as of March 31, 2014 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the quarter ended March 31, 2014 were decreased by 1%, our net income would decrease by approximately $39.0 million. If the completion factors were increased by 1%, our net income would increase by approximately $37.9 million.

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

For the quarter ended March 31, 2014, we recognized approximately $32.5 million of net unfavorable development related to prior fiscal years. For the quarter ended March 31, 2013, we recognized approximately $15.9 million of net favorable development related to prior years. The unfavorable development recognized in 2014 was primarily due to higher than expected medical services in our Medicare Health Plans segment, that was not discernible until the impact became clearer over time as claim payments were processed. In addition, we incurred expense associated with adjustments to prior year enhanced payments to Medicaid primary care providers, as mandated by the ACA. The net favorable prior year development recognized in 2013 was due mainly to lower than projected utilization in our Medicaid segment, and to a lesser extent, in our Medicare segment.

See Note 1 – Organization, Basis of Presentation and Significant Accounting Policies, to the Condensed Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired and is attributable to our Medicaid and Medicare Heath Plans reporting segments. Goodwill recorded at March 31, 2014 was $244.9 million, which consisted of $134.5 million and $110.4 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively. Other intangible assets include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes.

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

In 2013, we elected to bypass the optional qualitative fair value assessment and conducted our annual quantitative test for goodwill impairment during the third quarter of 2013. Based on the results of our quantitative test, we determined that the fair values of our reporting units exceeded their carrying values, therefore, no further testing was required as we believe that such assets are not impaired as of March 31, 2014.

Commitments and Contingencies

Based on the nature of our business, we are subject to regulatory reviews or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance and benefits companies and their reviews focus on numerous facets of our business, including claims payment practices, provider contracting, competitive practices, commission payments, privacy issues and utilization management practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to our business practices. We continue to be subject to such reviews, which may result in additional fines and/or sanctions being imposed, premium refunds or additional changes in our business practices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2014, we had cash and cash equivalents of $1,658.3 million, investments classified as current assets of $288.7 million, long-term investments of $136.4 million and restricted investments on deposit for licensure of $94.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2014, the fair value of our fixed income investments would decrease by approximately $3.8 million. Similarly, a 1% decrease in market interest rates at March 31, 2014 would increase the fair value of our investments by approximately $4.3 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2014 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2014 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in "Item 2. Forward Looking Financial Statements" is incorporated herein by reference. There have been no material updates to the risk factors as disclosed in Part I – Item 1A – Risk Factors included in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our Credit Agreement and the indenture governing our Senior Notes have certain restrictions on our ability to pay cash dividends.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 8, 2014.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
4.2.1	First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Notice of Termination of Employment / Letter of Agreement between WellCare Health Plans, Inc. and Thomas L. Tran dated February 20, 2014*	8-K	February 21, 2014	10.1
10.2	Non-Employee Director Compensation Policy as amended and restated (effective commencing February 27, 2014)*†
10.3	Amendment No. 1 to Amended and Restated Medicaid Managed Care Contract between WellCare Health Insurance Company of Kentucky, Inc. (f/k/a WellCare Health Insurance of Illinois, Inc., d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet	8-K	January 9, 2014	10.1
10.4	Amendment No. 7 to Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration (“AHCA”) and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida (“Staywell”) (Medicaid 2012-2015)	8-K	January 15, 2014	10.2
10.5	Amendment No. 8 to Contract No. FA971 by and between AHCA and Staywell (Medicaid 2012-2015)	8-K	April 3, 2014	10.1
10.6	Amendment No. 5 to Contract No. FA972 by and between AHCA and WellCare of Florida, Inc. d/b/a HealthEase (“HealthEase”) (Medicaid 2012-2015)	8-K	January 15, 2014	10.2
10.7	Amendment No. 6 to Contract No. FA972 by and between AHCA and HealthEase (Medicaid 2012-2015) †	8-K	April 3, 2014	10.2
10.8	Letter Agreement dated March 3, 2014 from the Georgia Department of Community Health to WellCare of Georgia, Inc.	8-K	March 6, 2014	10.1
10.9	Amendment No. 16 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 14, 2014	10.2
10.10	Contract No. FP020 by and between AHCA and Staywell (Florida MMA 2014-2018) †
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Taxonomy Instance Document ††

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.