Form 10-Q
period 2014-06-30
WELLCARE HEALTH PLANS, INC.
filed 2014-08-06
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 5, 2014, there were 43,885,642 shares of the registrant's common stock, par value $.01 per share, outstanding.
WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premium	$3,139.5	$2,327.4	$6,114.7	$4,579.7
Investment and other income	12.4	4.7	22.9	9.1
Total revenues	3,151.9	2,332.1	6,137.6	4,588.8

Expenses:
Medical benefits	2,834.3	2,015.9	5,464.2	4,003.2
Selling, general and administrative	228.9	205.4	474.2	418.8
ACA industry fee	36.3	—	68.6	—
Medicaid premium taxes	18.6	20.9	35.7	42.2
Depreciation and amortization	15.0	10.6	29.6	20.8
Impairment and other charges	24.1	—	24.1	—
Interest	9.3	2.1	18.5	3.8
Total expenses	3,166.5	2,254.9	6,114.9	4,488.8
(Loss) income from operations	(14.6)	77.2	22.7	100.0
Bargain purchase gain	11.1	—	39.4	—
(Loss) income before income taxes	(3.5)	77.2	62.1	100.0
Income tax expense	4.0	30.3	25.5	31.6
Net (loss) income	(7.5)	46.9	36.6	68.4

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	1.0	(0.2)	1.2	(1.0)
Income tax expense (benefit) related to other comprehensive income (loss)	0.3	(0.1)	0.2	(0.4)
Other comprehensive income (loss), net of tax	0.7	(0.1)	1.0	(0.6)
Comprehensive (loss) income	$(6.8)	$46.8	$37.6	$67.8

Net (loss) income per common share:
Basic	$(0.17)	$1.08	$0.83	$1.58
Diluted	$(0.17)	$1.07	$0.83	$1.56

Weighted average common shares outstanding:
Basic	43,867,449	43,478,267	43,834,748	43,401,824
Diluted	43,867,449	43,926,957	44,123,050	43,939,709

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,114.2	$1,482.5
Investments	222.4	314.7
Premiums receivable, net	965.7	490.7
Pharmacy rebates receivable, net	291.3	165.5
Receivables from government partners	111.8	—
Funds receivable for the benefit of members	261.5	93.5
Deferred ACA industry fee	68.6	—
Income taxes receivable	27.9	7.1
Prepaid expenses and other current assets, net	145.8	115.0
Deferred income tax asset	31.6	23.7
Total current assets	3,240.8	2,692.7

Property, equipment and capitalized software, net	154.8	147.4
Goodwill	244.9	236.8
Other intangible assets, net	98.5	66.5
Long-term investments	227.7	80.4
Restricted investments	145.6	82.5
Other assets	37.2	144.4
Total Assets	$4,149.5	$3,450.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,371.2	$953.4
Unearned premiums	12.2	0.2
ACA industry fee liability	137.2	—
Accounts payable	17.4	22.3
Other accrued expenses and liabilities	354.6	187.7
Current portion of amount payable related to investigation resolution	34.6	36.2
Other payables to government partners	17.2	37.3
Total current liabilities	1,944.4	1,237.1

Deferred income tax liability	40.1	55.4
Amount payable related to investigation resolution	—	34.1
Long-term debt	600.0	600.0
Other liabilities	5.2	6.2
Total liabilities	2,589.7	1,932.8

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	June 30, 2014	December 31, 2013
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,885,465 and 43,766,645 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	0.4	0.4
Paid-in capital	493.7	489.4
Retained earnings	1,066.0	1,029.4
Accumulated other comprehensive loss	(0.3)	(1.3)
Total stockholders' equity	1,559.8	1,517.9
Total Liabilities and Stockholders' Equity	$4,149.5	$3,450.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	43,766,645	$0.4	$489.4	$1,029.4	$(1.3)	$1,517.9
Common stock issued for exercised stock options	12,567	—	0.2	—	—	0.2
Common stock issued for vested restricted stock, restricted stock units and performance stock units	146,936	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(40,683)	—	(2.4)	—	—	(2.4)
Equity-based compensation expense, net of forfeitures	—	—	6.2	—	—	6.2
Incremental tax benefit from equity-based compensation	—	—	0.3	—	—	0.3
Comprehensive income	—	—	—	36.6	1.0	37.6
Balance at June 30, 2014	43,885,465	$0.4	$493.7	$1,066.0	$(0.3)	$1,559.8

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2014	2013
Cash used in operating activities:
Net income	$36.6	$68.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29.6	20.8
Equity-based compensation expense	6.2	7.0
Bargain purchase gain	(39.4)	—
Impairment and other charges	24.1	—
Deferred ACA industry fee amortization	68.6	—
Incremental tax benefit from equity-based compensation	(0.3)	(2.6)
Deferred taxes, net	(3.2)	12.4
Provision for doubtful receivables	7.8	5.5
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(395.5)	(166.5)
Pharmacy rebates receivable, net	(93.6)	(0.3)
Prepaid expenses and other current assets, net	(7.8)	3.1
Medical benefits payable	306.9	86.5
Unearned premiums	7.7	—
Accounts payable and other accrued expenses	(6.6)	(44.8)
Other payables to government partners	(131.9)	(20.7)
Amount payable related to investigation resolution	(35.7)	(36.2)
Income taxes receivable/payable, net	(20.5)	18.6
Other, net	0.4	0.2
Net cash used in operating activities	(246.6)	(48.6)

Cash provided by (used in) investing activities:
Acquisitions, net of cash acquired	164.2	(40.5)
Cash advanced for acquisitions	(27.0)	—
Purchases of investments	(264.4)	(297.7)
Proceeds from sale and maturities of investments	257.5	236.8
Purchases of restricted investments	(65.1)	(26.0)
Proceeds from maturities of restricted investments	8.5	14.3
Additions to property, equipment and capitalized software, net	(27.9)	(30.9)
Net cash provided by (used in) investing activities	45.8	(144.0)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	—	228.5
Proceeds from exercises of stock options	0.2	5.0
Incremental tax benefit from equity-based compensation	0.3	2.6
Repurchase and retirement of shares to satisfy tax withholding requirements	(2.4)	(2.8)
Payments on debt	—	(19.0)
Payments on capital leases	(0.7)	(0.7)
Funds received for the benefit of members, net	(164.9)	73.6
Net cash (used in) provided by financing activities	(167.5)	287.2

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Six Months Ended June 30,
	2014	2013
(Decrease) increase in cash and cash equivalents	(368.3)	94.6
Balance at beginning of period	1,482.5	1,100.5
Balance at end of period	$1,114.2	$1,195.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$49.1	$3.5
Cash paid for interest	$17.8	$2.5
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$1.3	$1.3

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

As of June 30, 2014, we served approximately 3.9 million members. During the six months ended June 30, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 2), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. The Ohio Medicaid contract accounted for approximately $62.0 million and $127.0 million, or 2.7% and 2.8%, respectively, of our consolidated premium revenue for the three and six months ended June 30, 2013.

As of June 30, 2014, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia. Our MA plans in Arkansas, Mississippi, South Carolina and Tennessee are attributable to our acquisition of Windsor Health Group, Inc. ("Windsor") and our MA operations in those states began on January 1, 2014.

Acquisitions

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of June 30, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee through which it served 38,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 46,000 members in 39 states as of June 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 109,000 beneficiaries as of June 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements.

On July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid-related assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). An advance was paid in accordance with the terms of the purchase agreement; however, control did not transfer to us until the July 1, 2014 closing date. See Note 12- Subsequent Events for additional information regarding this transaction.

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

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned, but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amounts we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $12.9 million and $15.8 million, at June 30, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $294.6 million and $107.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

Beginning in 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans, and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. After the close of the annual plan year, CMS reconciles our actual experience to the prospective payments we received and any differences are settled between CMS and our plans. As such, these subsidies represent funding from CMS for which we assume no risk. We do not recognize the receipt of these subsidies as premium revenue and we do not recognize the payments of related prescription drug benefits as medical benefits expense. We report the subsidies received and benefits paid on a net basis as funds receivable (held) for the benefit of members in the condensed consolidated balance sheets. We also report the net receipts and payments as a financing activity in our condensed consolidated statements of cash flows. CMS pays the following subsidies prospectively as a fixed PMPM amount based upon the plan year bid submitted by us:

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

Direct medical expenses include amounts paid or payable to hospitals, physicians and providers of ancillary services, such as laboratories and pharmacies. We also record direct medical expenses for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by others. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been, and are not expected to be, significant. We record direct medical expense for our estimates of provider settlement due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. We estimate pharmacy rebates earned based on historical utilization of specific pharmaceuticals, current utilization and contract terms and record amounts as a reduction of recorded direct medical expenses.

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum medical loss ratio provision of the ACA, we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

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

After determining an estimate of the base liability for IBNR, we make an additional estimate, also using standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than the estimated base reserve. We refer to this additional liability as the provision for moderately adverse conditions. Our estimate of the provision for moderately adverse conditions captures the potential adverse development from factors such as:

•	our entry into new geographical markets;

•	our provision of services related to new programs or populations such as the aged, blind and disabled;

•	variations in utilization of benefits and increasing medical costs;

•	changes in provider reimbursement arrangements;

•	variations in claims processing speed and patterns, claims payment and the severity of claims; and

•	health epidemics or outbreaks of disease such as the flu.

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from our assumed trends occur. Changes in our estimates of medical benefits payable cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior period reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences. The cumulative effect of prior period reserve development in 2013 was a favorable $3.0 million; however, we recognized net unfavorable prior period reserve development in three of four quarters in 2013, and in the first and second quarters of 2014. Based on the net unfavorable prior period reserve development experience in the past few quarters, we have refined certain of these assumptions, resulting in increased current period medical benefits costs incurred.

Net unfavorable development related to prior periods amounted to $51.4 million for the three months ended June 30, 2014, which includes $29.1 million of unfavorable development related to prior fiscal years and $22.3 million of unfavorable development related to the first quarter of 2014. For the three months ended June 30, 2013, net unfavorable development related to prior periods impacted medical benefits expense by approximately $4.7 million, which includes $6.7 million of unfavorable development related to prior fiscal years, partially offset by $2.0 million of favorable development related to the first quarter of 2013. The unfavorable development recognized in the three months ended June 30, 2014 was due mainly to higher than projected medical costs in our Medicaid Health Plans segment. The unfavorable development includes additional expense associated with enhanced payments to Medicaid primary care providers, as mandated by the ACA and other settlements with providers. For the six months ended June 30, 2014, net unfavorable development related to prior fiscal years impacted medical benefits expense by approximately $61.6 million, mainly related the the Medicaid Health Plans and Medicare Health Plans segments, compared to net favorable development of $9.2 million recognized during the corresponding period in 2013.

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

ACA Industry Fee

The ACA imposes an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers beginning in 2014. The total ACA industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. The ACA industry fee will not be deductible for income tax purposes, which has significantly increased our effective income tax rate. Based on a notice that we received from the Internal Revenue Service ("IRS") in June 2014, we will incur approximately $137.2 million in such fees in 2014. This represents an increase of approximately $8.2 million from our previous estimate. The fee is payable in September 2014. The initial estimated liability of $129.0 million was accrued as of January 1, 2014, and the additional $8.2 million was recorded at June 30, 2014, with a corresponding deferred expense asset that is being amortized to expense on a straight line basis. We have recognized approximately $36.3 million and $68.6 million of such amortization as ACA industry fee expense in the three and six months ended June 30, 2014, respectively.

We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri, New York, Ohio and South Carolina which provides for them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized $33.2 million and $57.2 million of reimbursement for the ACA industry fee as premium revenue in the three and six months ended June 30, 2014, respectively. We currently expect to be reimbursed by our state Medicaid customers in Hawaii and Illinois for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreement with these customers, and the timing of revenue recognition for these other markets does not match the expense recognition of the fee. MA and PDP premiums will not be adjusted to offset the impact of the ACA industry fee.

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

Goodwill and Other Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at June 30, 2014 was $244.9 million, which consisted of $134.5 million and $110.4 million attributable to our Medicaid and Medicare Advantage Health Plans reporting units, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage Health Plans reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2013, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no goodwill impairment losses were recognized.

Based on developments during the three months ended June 30, 2014, including the launch of a significant new Medicaid program in Florida that requires enhanced benefits and services compared to our historical experience in the state, significant increases in the expected full year 2014 medical benefits ratio ("MBR") for all of our operating segments compared to 2013, and impairment in certain other intangible assets (as discussed below), we updated our goodwill impairment assessment as of June 30, 2014. Based on our assessment of the impact of these developments, we determined that it is more likely than not that the fair value of each reporting unit exceeds its carrying value.

Other intangible assets resulting from our previous acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the second quarter, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The current projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflect a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability is resulting from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying value of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair value of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying value of the intangible assets to this estimated fair value, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely market place participants would experience when operating in the same market, with the same membership. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012 after concluding that such assets were not recoverable based on certain developments during the second quarter of 2014, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize such charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

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

We participate in the IRS Compliance Assurance Process ("CAP"). The objective of CAP is to reduce taxpayer burden and uncertainty by working with the IRS to ensure tax return accuracy prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Pro Forma Financial Information

The results of operations and financial condition for our 2014 and 2013 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of January 1, 2013. The pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented. Only pro forma results for the three and six months ended June 30, 2013 have been presented, as Windsor was acquired on January 1, 2014 and its results of operations have been included in our condensed consolidated financial statements from that date.

	Pro forma - unaudited
	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
(in millions, except per share data)
Premium revenues	$2,542.8	$5,107.7
Net earnings	$59.4	$67.7
Earnings per share:
Basic	$1.37	$1.56
Diluted	$1.35	$1.54

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective January 1, 2014, without any material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the ACA. The ACA imposes an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We adopted this standard effective January 1, 2014, and at June 30, 2014, our estimated liability for the ACA industry fee is approximately $137.2 million.

2. ACQUISITIONS

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of June 30, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee through which it served 38,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 46,000 members in 39 states as of June 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 109,000 beneficiaries as of June 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements. Windsor’s operations contributed premium revenue of $160.9 million and pre-tax income of $6.5 million for the three months ended June 30, 2014 and premium revenue of $328.5 million and a net pre-tax loss of $11.0 million, including certain one-time costs for severance and integration, for the six months ended June 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements.

The following table summarizes the preliminary estimated fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$169.0
Investments	47.1
Premiums receivable, net	87.4
Other intangible assets	54.3
Pharmacy rebates receivable, net	32.2
Other assets	34.0
Deferred tax asset	40.7
Total assets acquired	464.7

Medical benefits payable	(110.9)
Accrued expenses and other payables	(78.7)
Deferred tax liability	(20.6)
Total liabilities assumed	(210.2)
Fair value of net assets acquired	$254.5

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $39.4 million. When assessing this result from an accounting perspective, we considered:

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

After consideration of all relevant factors, including those cited above, and verifying that all assets acquired and liabilities assumed were identified, we concluded that the excess fair value of $39.4 million constituted a bargain purchase gain in accordance with accounting rules related to business combinations. Approximately $28.3 million of the gain was recorded during the first quarter of 2014, and an additional $11.1 million was recognized during the second quarter of 2014 to reflect refined estimates of the fair value of certain tax benefits acquired as part of the transaction. It is possible that further adjustments could be made to the gain depending on the resolution of certain matters related to the purchase price, although we are unable to estimate the impact at this time.

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

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013 and we included the results of Missouri Care's operations from the date of acquisition in our condensed consolidated financial statements. As of June 30, 2014, Missouri Care membership approximated 97,000.

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

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources. Prior to the Windsor acquisition on January 1, 2014, we identified three operating segments for our company: Medicaid, MA and PDP. In conjunction with the Windsor acquisition, we began offering Medicare Supplement products and we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and MA operations acquired as part of the Windsor acquisition together with our legacy MA plans. Accordingly, we are including results for Medicare Supplement operations together with MA and have renamed the segment as Medicare Health Plans. Similarly, we are including the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and have renamed the segment as Medicare PDPs. In addition, we have renamed the Medicaid segment Medicaid Health Plans; however, there were no changes to the composition of this segment.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Kentucky	18%	12%	18%	13%
Georgia	13%	16%	13%	16%
Florida	13%	11%	12%	12%

Our primary Kentucky contract commenced in July 2011 and has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The first option term, through June 30, 2015, has been exercised.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option in June 2014 to extend the term of our Georgia Medicaid contract until June 30, 2015. In April 2014, the Georgia DCH amended our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016.

The state of Florida renewed our Florida Medicaid contracts for a three-year period beginning September 1, 2012 through August 31, 2015. We expect these contracts will be terminated early in connection with the implementation of Florida's Statewide Medicaid Managed Care ("SMMC") program. In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight out of the state's 11 regions under the new program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August.

Medicare Health Plans

Our Medicare Health Plans reportable segment includes the combined operations of both the MA and Medicare Supplement operating segments. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Medicare Supplement policies are offered in 39 states as of June 30, 2014.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Premium revenue:	(in millions)
Medicaid Health Plans	$1,864.5	$1,382.0	$3,503.3	$2,692.4
Medicare Health Plans	977.9	760.0	1,941.3	1,478.9
Medicare PDPs	297.1	185.4	670.1	408.4
Total premium revenue	3,139.5	2,327.4	6,114.7	4,579.7
Medical benefits expense:
Medicaid Health Plans	1,695.2	1,191.0	3,084.5	2,321.7
Medicare Health Plans	864.0	657.3	1,715.5	1,282.9
Medicare PDPs	275.1	167.6	664.2	398.6
Total medical benefits expense	2,834.3	2,015.9	5,464.2	4,003.2
ACA industry fee expense:
Medicaid Health Plans	21.3	—	40.2	—
Medicare Health Plans	11.9	—	22.6	—
Medicare PDPs	3.1	—	5.8	—
Total ACA industry fee expense	36.3	—	68.6	—
Gross margin
Medicaid Health Plans	148.0	191.0	378.6	370.7
Medicare Health Plans	102.0	102.7	203.2	196.0
Medicare PDPs	18.9	17.8	0.1	9.8
Total gross margin	268.9	311.5	581.9	576.5
Investment and other income	12.4	4.7	22.9	9.1
Other expenses	(295.9)	(239.0)	(582.1)	(485.6)
Income from operations	$(14.6)	$77.2	$22.7	$100.0

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding — basic	43,867,449	43,478,267	43,834,748	43,401,824
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	—	299,607	277,144	363,101
Stock options	—	149,083	11,158	174,784
Weighted-average common shares outstanding — diluted	43,867,449	43,926,957	44,123,050	43,939,709
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	839,451	59,565	51,585	122,051

For the quarter ended June 30, 2014, we excluded all equity awards from the computation of diluted loss per share due to their anti-dilutive effect on the quarter ended June 30, 2014 net loss per share.

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	1.1	—	—	1.1
Corporate debt and other securities	118.1	0.5	—	118.6
Money market funds	41.4	—	—	41.4
Municipal securities	116.2	0.4	—	116.6
Variable rate bond fund	110.1	0.2	(0.2)	110.1
U.S. government securities	30.0	0.1	(0.1)	30.0
	$451.0	$1.2	$(2.1)	$450.1
December 31, 2013
Auction rate securities	$34.2	$—	$(2.4)	$31.8
Certificates of deposit	1.6	—	—	1.6
Corporate debt and other securities	104.5	0.1	(0.1)	104.5
Money market funds	43.4	—	—	43.4
Municipal securities	108.9	—	—	108.9
Variable rate bond fund	84.9	0.4	—	85.3
U.S. government securities	19.5	0.1	—	19.6
	$397.0	$0.6	$(2.5)	$395.1

Realized gains and losses on sales and redemptions of investments were not material for the three and six months ended June 30, 2014 and 2013.

Contractual maturities of available-for-sale investments at June 30, 2014 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32.3	$—	$—	$—	$32.3
Certificates of deposit	1.1	1.1	—	—	—
Corporate debt and other securities	118.6	14.1	97.6	4.8	2.1
Money market funds	41.4	41.4	—	—	—
Municipal securities	116.6	53.9	52.8	8.5	1.4
Variable rate bond fund	110.1	110.1	—	—	—
U.S. government securities	30.0	1.8	26.0	2.1	0.1
	$450.1	$222.4	$176.4	$15.4	$35.9

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $32.3 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2014. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.5 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of June 30, 2014.

There were no material redemptions or sales of our auction rate securities during the three and six months ended June 30, 2014 and June 30, 2013, and accordingly, gains and losses associated with our auction rate securities were not material during any of those periods.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Cash	$52.8	$—	$—	$52.8
Certificates of deposit	1.2	—	—	1.2
Money market funds	65.8	—	—	65.8
U.S. government securities	25.8	0.1	(0.1)	25.8
	$145.6	$0.1	$(0.1)	$145.6
December 31, 2013
Cash	$40.2	$—	$—	$40.2
Certificates of deposit	1.4	—	—	1.4
Money market funds	19.0	—	—	19.0
U.S. government securities	22.0	—	(0.1)	21.9
	$82.6	$—	$(0.1)	$82.5

No realized gains or losses were recorded on restricted investments for the quarters ended June 30, 2014 and June 30, 2013.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $5.0 million and $3.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $6.2 million and $7.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, there was $26.2 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $74.66 as of June 30, 2014 and amounted to approximately $8.9 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the six months ended June 30, 2014, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of June 30, 2014, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2014	31,381	$29.47
Granted	—	—
Exercised	(13,896)	21.47
Forfeited and expired	(1,407)	14.49
Outstanding as of June 30, 2014 (1)	16,078	$37.70	$0.6	1.3
(1)    All of the Company's outstanding stock options were vested and exercisable as of June 30, 2014.

A summary of RSU activity for the six months ended June 30, 2014 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	259,836	$56.51
Granted	209,411	64.48
Vested	(84,296)	54.29
Forfeited and expired	(29,563)	59.46
Outstanding as of June 30, 2014	355,388	61.49

A summary of our MSU activity for the six months ended June 30, 2014 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	83,889	$79.38
Granted	66,420	71.53
Vested	—	—
Forfeited and expired	(19,950)	75.31
Outstanding as of June 30, 2014	130,359	76.00

A summary of the activity for our PSU awards, which are subject to variable accounting, for the six months ended June 30, 2014 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	288,487	$55.30
Granted	162,663	60.97
Vested	(62,640)	40.57
Forfeited and expired	(50,884)	60.36
Outstanding as of June 30, 2014	337,626	60.00

8. DEBT

Senior Notes due 2020

In November 2013, we completed the offering and sale of $600.0 million aggregate principal amount of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes were used to repay the full outstanding balance under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions. The Senior Notes will mature on November 15, 2020, and bear interest at a rate of 5.75% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year and commenced on May 15, 2014.

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

The Senior Notes are classified as long-term debt in the Company’s condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively, based on their November 2020 maturity date.

Credit Arrangements

In November 2013, we entered into a credit agreement (the "Credit Agreement") which provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides for up to $75.0 million for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Borrowings under the Revolving Credit Facility would bear interest at a rate of LIBOR plus a spread between 1.50% and 2.25%, or a rate equal to the Prime Rate plus a spread between 0.50% to 1.25%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.375% depending upon our ratio of total debt to cash flow.

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

As of June 30, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Revolving Credit Facility and the Indenture.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$18.7	$—	$18.7	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	1.1	—	1.1	—
Corporate debt securities	100.0	—	100.0	—
Money market funds	41.3	41.3	—	—
Municipal securities	116.6	—	116.6	—
U.S. government and agency obligations	30.0	19.1	10.9	—
Variable rate bond fund	110.1	110.1	—	—
Total investments	$450.1	$170.5	$247.3	$32.3
Restricted investments:
Cash	52.8	52.8	—	—
Certificates of deposit	1.2	—	1.2	—
Money market funds	65.8	65.8	—	—
U.S. government and agency obligations	25.8	25.8	—	—
Total restricted investments	$145.6	$144.4	$1.2	$—

Amounts accrued related to investigation resolution	$34.4	$—	$34.4	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$1.6	$—	$1.6	$—
Auction rate securities	31.8	—	—	31.8
Certificates of deposit	1.6	—	1.6	—
Corporate debt securities	102.9	—	102.9	—
Money market funds	43.4	43.4	—	—
Municipal securities	108.9	—	108.9	—
U.S. government securities	19.6	19.6	—	—
Variable rate bond fund	85.3	85.3	—	—
Total investments	$395.1	$148.3	$215.0	$31.8
Restricted investments:
Cash	$40.2	$40.2	$—	$—
Certificates of deposit	1.4	—	1.4	—
Money market funds	19.0	19.0	—	—
U.S. government securities	21.9	21.9	—	—
Total restricted investments	$82.5	$81.1	$1.4	$—

Amounts accrued related to investigation resolution	$70.3	$—	$70.3	$—

The following table presents the carrying value and fair value of our senior notes as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Long term debt	$600.0	$600.0
Approximate fair value of our long-term debt	641.3	615.0

The fair value of our senior notes was determined based on quoted market prices at June 30, 2014 and December 31, 2013, respectively, and therefore would be classified within Level 1 of the fair value hierarchy.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the six months ended June 30, 2014.

Balance as of January 1, 2014	$31.8
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	0.5
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of June 30, 2014	$32.3

Non-recurring Fair Value Measurements

Non-financial assets and liabilities or financial assets and liabilities that are measured at fair value on a nonrecurring basis are subject to fair value adjustments only in certain circumstances, such as when we record an impairment. During the second quarter of 2014, we performed an updated assessment of the recoverability of the intangible assets related to the Company’s 2012 acquisition of Easy Choice. We compared the carrying value of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair value of these assets by using an income-based valuation approach, which resulted in an impairment charge of approximately $18.0 million. During the second quarter of 2014, we also incurred a charge for the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012 after we concluded that such assets were not recoverable, based on certain developments during the three months ended June 30, 2014. We calculated the fair value of these assets using the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate. The fair value assessments for both the Easy Choice and the other health plan assets were based on an approach that relied heavily on management assumptions and qualitative observations and, therefore, would be classified within Level 3 of the fair value hierarchy.

10. INCOME TAXES

Our effective income tax rate for the three and six months ended June 30, 2014 was -114.3% (on a pre-tax loss) and 41.1%, respectively, compared to 39.2% and 31.6% for the corresponding periods in 2013. The 2014 effective rates reflect the impact of the non-deductible ACA industry fee, partially offset by the favorable impact of the Windsor bargain purchase gain. The effective tax rate was also lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded in prior periods.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, and related interest, was $34.6 million at June 30, 2014, all of which has been included in the current amounts payable related to the investigation resolution in the accompanying condensed consolidated balance sheet as of June 30, 2014.

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

Corporate Integrity Agreement

We operate under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years from its effective date of April 26, 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for employees, reporting requirements to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs. If we do not comply with the terms of the Corporate Integrity Agreement, we may be subject to penalties or exclusion from participation in federal health care programs.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two former associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals have filed notices of appeal. The government has filed a notice of cross appeal against three of the four individuals that have been tried. The fifth individual is expected to be tried at a future date.

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

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $170.8 million from the inception of the investigations to June 30, 2014. We incurred $7.1 million and $14.9 million of these legal fees and related expenses during the three and six months ended June 30, 2014, respectively, and $14.5 million and $33.4 million for the same periods in 2013. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

We expect the continuing cost of our obligations to the five individuals in connection with their defense and appeal of criminal charges and related litigation to be significant and to continue for a number of years. We have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Even if it is eventually determined that we are entitled to reimbursement of the advanced expenses, it is possible that we may not be able to recover all or any portion of our damages or advances. Our indemnification obligations and requirements to advance legal fees and expenses may continue to have a material adverse effect on our financial condition, results of operations and cash flows.

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

12. SUBSEQUENT EVENTS

Acquisitions

On July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid-related assets from Healthfirst NJ. An advance was paid in accordance with the terms of the purchase agreement; however, control did not transfer to us until the July 1, 2014 closing date. The acquired assets are primarily comprised of the value of 42,000 Medicaid members transferred to our New Jersey subsidiary's Medicaid plan, as well as certain provider agreements. Due to the recent acquisition date, it was not practical for us to complete the valuation of the fair values of the acquired net tangible and intangible assets as of the date of this Form 10-Q. We expect to complete the valuation and allocation of the purchase price during the third quarter of 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2014 (“2014 Form 10-Q") which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the reimbursement of the ACA industry fee by state Medicaid programs, the timing of the launch of new programs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2014 Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), and in Part II, Item 1A of this 2014 Form 10-Q for a discussion of certain risks which could materially affect our business, financial condition, cash flows, results of operations and stock price. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of WellCare’s forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from WellCare’s forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, including due to sequestration, our ability to negotiate with our state Medicaid customers regarding reimbursement of the Affordable Care Act ("ACA") industry fee, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timeline, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives may affect our premium revenue, ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, our ability to effectively execute and integrate acquisitions and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take further impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including, but not limited to, limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business. We also may be unable to comply with the terms of our Corporate Integrity Agreement, which could result in monetary penalties or exclusion from participating in federal health care programs.

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, individuals, children, and the aged, blind and disabled, as well as prescription drug plans. As of June 30, 2014, we served approximately 3.9 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and six months ended June 30, 2014. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

▪
Membership at June 30, 2014 increased by 36% compared to both December 31, 2013 and June 30, 2013, mainly driven by organic membership growth across all of our segments, primarily in our Medicare PDPs and Medicaid segments, and the acquisition of Windsor Health Group, Inc. ("Windsor"), which was completed on January 1, 2014. The Windsor acquisition accounted for increases of 84,000 and 109,000, in our Medicare and PDP segments, respectively. Excluding Windsor, membership at June 30, 2014 increased 30% year over year and 29% compared to December 31, 2013.

▪
Premiums increased 35% and 34% respectively for the three and six months ended June 30, 2014, driven mainly by the increases in membership discussed above. The Windsor acquisition accounted for combined increases in Medicare and PDP segment revenue of $160.9 million and $328.5 million for the three and six months ended June 30, 2014, respectively. Additionally, the increase was also driven by the favorable net impact of Medicaid membership mix changes, partially offset by rate decreases in our Medicare segment and a lower rate in our PDP segment, consistent with our 2014 bids.

▪
Results. The net loss for the three months ended June 30, 2014 and decline in net income for the six months ended June 30, 2014 compared to the same periods in 2013 resulted primarily from an increase in the medical benefit ratios for all three of our segments, the impairment and other charges, primarily related to Easy Choice Health Plan Inc. ("Easy Choice"), and the unreimbursed portion of industry fees imposed on health insurers as mandated by the ACA. These unfavorable variances were offset in part by higher revenues and a lower administrative expense ratio, as well as the increase in the Windsor bargain purchase gain.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have impacted, or are expected to impact, our 2014 results:

•
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s 11 regions as part of the state’s Managed Medical Assistance ("MMA") program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August. We are serving over 400,000 members in these regions as of June 30, 2014. We anticipate that our MMA program membership will increase in December 2014 to at least 500,000 from the 394,000 members that we served in December 2013 under the prior Florida Medicaid program.

•
Effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). The acquired assets primarily are associated with approximately 42,000

Healthfirst Medicaid members, who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. In addition, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey beginning January 1, 2014. As a result, as of July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

•
In January 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of June 30, 2014, Windsor offered MA plans to 38,000 members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 46,000 members in 39 states as of June 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions to 109,000 members as of June 30, 2014. As a result, in 2014, we are offering MA plans in a total of 402 counties in 18 states.

•
We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri, New York, Ohio and South Carolina, which provide for them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $33.2 million and $57.2 million of reimbursement as premium revenue in the three and six months ended June 30, 2014, respectively. We currently expect to be reimbursed by our state Medicaid customers in Hawaii and Illinois for the impact of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreement with these customers, and the timing of revenue recognition does not match the expense recognition of the fee.

•
For the 2014 plan year, we have expanded the geographic footprint of our MA plans to offer plans in a total of 210 counties in 14 states, excluding Windsor. In most of these counties, we offer dual special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid.

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

Of the states in which we currently operate Medicaid plans, Hawaii, Illinois, Kentucky, New Jersey and New York have expanded Medicaid eligibility in 2014 under the ACA, while Florida, Georgia, Missouri and South Carolina have stated their intention not to move forward with an expansion in 2014 or 2015. If any of these states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

In Kentucky, we have received approximately 89,000 new members through June 30, 2014 as a result of the expansion of Medicaid eligibility. In addition, for coverage beginning July 1, 2014, members will be able to choose among five statewide plans, instead of the current two; however, our members will not be passively reassigned.
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
Medicare Health Plans

On April 7, 2014, the Centers for Medicare & Medicaid Services ("CMS") revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage compared with our 2014 rates.

In 2015, CMS will continue to tier payments based on the quality ratings of MA plans, paying less to plans scoring less than 5 stars on the CMS star quality rating scale. On average, our MA plans in 2013 were 3 stars. CMS has also confirmed the end of the quality bonus demonstration in 2014. This means bonus payments to plans like WellCare, which achieve less than 4 stars on CMS’s 5 star scale, will no longer be made.

In April 2014, CMS stated that it will terminate those MA contracts that scored a Part C summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings), regardless of their Part D summary rating performance during the same period.  CMS also stated that it will terminate MA contracts that scored a Part D summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings) regardless of their Part C summary ratings during the same period.  Stand-alone PDP sponsor contracts will be terminated if those contracts scored less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings). As a result, our MA plans in Arizona, Georgia, Louisiana, and Missouri and our Windsor MA plans, representing approximately 79,000 members as of June 30, 2014, could be terminated effective December 31, 2014.

Beginning in 2014, the ACA requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans, and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

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

Certain states’ Duals Demonstration Programs have not permitted us to participate, either because those states limit participation to plans currently serving their Medicaid population, or restrict participation to fee-for-service programs. For those states that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDPs could be reduced, depending on the program design, eligible populations and state implementation time frame. California began implementation of their program in April 2014, and we do not participate in their duals demonstration program. We have approximately15,000 D-SNP members in Los Angeles County as of June 30, 2014. The renewal of our California D-SNP contract beginning January 1, 2015 limits who is permitted to be enrolled in our D-SNP in Los Angeles to those members enrolled as of December 31, 2014, but allows us to expand our D-SNP to counties other than the eight in which the duals alignment demonstration is taking place. As a result, our D-SNP membership in Los Angeles will likely decrease in 2015 compared to 2014. The state of California has promulgated guidance stating that individuals in MA plans as of December 31,

2014 will not be passively enrolled into a duals demonstration plans, and if they elect a duals demonstration plan, they may elect to return to the Medicare Advantage plan in which they were enrolled as of December 31, 2014.

Per CMS guidance, Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2014 compared to the same periods in 2013. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2014	2013	Percentage	2014	2013	Percentage
Revenues:	(Dollars in millions)
Premium	$3,139.5	$2,327.4	34.9%	$6,114.7	$4,579.7	33.5%
Investment and other income	12.4	4.7	163.8%	22.9	9.1	151.6%
Total revenues	3,151.9	2,332.1	35.2%	6,137.6	4,588.8	33.8%

Expenses:
Medical benefits	2,834.3	2,015.9	40.6%	5,464.2	4,003.2	36.5%
Selling, general and administrative	228.9	205.4	11.4%	474.2	418.8	13.2%
ACA industry fee	36.3	—	NMF	68.6	—	NMF
Medicaid premium taxes	18.6	20.9	(11.0)%	35.7	42.2	(15.4)%
Depreciation and amortization	15.0	10.6	41.5%	29.6	20.8	42.3%
Interest	9.3	2.1	342.9%	18.5	3.8	386.8%
Impairment and other charges	24.1	—	NMF	24.1	—	NMF
Total expenses	3,166.5	2,254.9	40.4%	6,114.9	4,488.8	36.2%
(Loss) income from operations	(14.6)	77.2	(118.9)%	22.7	100.0	(77.3)%
Bargain purchase gain	11.1	—	NMF	39.4	—	NMF
(Loss) income before income taxes	(3.5)	77.2	(104.5)%	62.1	100.0	(37.9)%
Income tax (benefit) expense	4.0	30.3	(86.8)%	25.5	31.6	(19.3)%
Net (loss) income	$(7.5)	$46.9	NMF	$36.6	$68.4	(46.5)%
Effective tax rate	(114.3)%	39.2%	(153.5)%	41.1%	31.6%	9.5%

NMF - Not meaningful

Membership

	June 30, 2014		December 31, 2013		June 30, 2013
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,161,000	55.8%	1,759,000	61.8%	1,798,000	63.2%
Medicare Health Plans	395,000	10.2%	290,000	10.2%	272,000	9.6%
Medicare PDPs	1,318,000	34.0%	797,000	28.0%	772,000	27.2%
Total	3,874,000	100.0%	2,846,000	100.0%	2,842,000	100.0%

As of June 30, 2014, we served approximately 3,874,000 members, an increase of approximately 1,028,000 members, or 36%, compared to December 31, 2013, and an increase of approximately 1,032,000 members, or 36%, compared to June 30, 2013. The growth in 2014 was mainly driven by organic membership growth across all of our segments, primarily in our Medicaid and Medicare PDPs segments, and the Windsor acquisition. Membership discussion by segment follows:

•
Medicaid Health Plans. Medicaid Health Plans segment membership increased by 363,000, or 20% year over year, to 2.2 million members as of June 30, 2014. The increase resulted mainly from growth in the Florida, Kentucky, and Georgia programs. These gains were offset partially by the Company’s departure from the Ohio Medicaid program in June 2013. Florida membership increased mainly due to our participation in the MMA program, which commenced implementation on May 1. Kentucky membership increased mainly due to Kentucky's participation in the 2014 Medicaid expansion, as well as the transfer of approximately 57,000 beneficiaries to our Kentucky Medicaid plan following a competitor's exit from Kentucky in July 2013.

•
Medicare Health Plans. Segment membership as of June 30, 2014, increased by 123,000 year over year, or 45%, to 395,000 members. MA plans membership as of June 30, 2014 was 349,000, an increase of 28%, or 77,000 members. Membership increased primarily from the Windsor acquisition, which contributed approximately 38,000 MA and 46,000 Medicare Supplement program members as of June 30, 2014, as well as an increase resulting from the 2014 annual election period due to our continued focus on dual-eligible beneficiaries and expansion into new counties.

•
Medicare PDPs. Membership as of June 30, 2014, increased 546,000 year over year, or 71%, to 1.3 million members. The increase primarily was due to the outcome of the 2014 bids, as well as the inclusion of membership from the Windsor acquisition, which accounted for 106,000 of the increase.

Net (Loss) Income

Net loss for the three months ended June 30, 2014 was $7.5 million compared to net income of $46.9 million for the same period in 2013. The decline compared to the same period last year is mainly attributable to higher medical benefits ratios in all of our segments, including the recognition of higher net unfavorable prior period development that mainly impacted our Medicaid segment, $24.1 million in impairment and other charges that primarily relate to intangible assets associated with the Company’s 2012 acquisition of Easy Choice Health Plan, Inc., and the unreimbursed portion of ACA industry fees imposed on the health insurers effective January 1, 2014. These factors were partially offset by an increase in premiums stemming from organic membership growth and $11.1 million of additional bargain purchase gain related to the Windsor acquisition resulting from adjustments to the value of net assets acquired.

Net income for the six months ended June 30, 2014 decreased by 47% compared to the prior year mainly due mainly to the same factors discussed above. The Windsor bargain purchase gain amounted to $39.4 million for the six months ended June 30, 2014.

Outlook

We expect our net income for the year ended December 31, 2014 to be substantially lower than net income in the prior year due mainly to increases in the 2014 medical benefits ratios for all of our segments and impairment and other charges, partially offset by the Windsor bargain purchase gain. In addition, we are expecting additional selling, general and administrative ("SG&A") expense due to greater membership, growth initiatives, and quality, service and productivity infrastructure investments, partially offset by productivity gains. Our results will also be impacted by the unreimbursed portion of the new ACA industry fee expense and increased interest expense due to the issuance in November 2013 of $600.0 million in senior notes.

Premium Revenue

Premium revenue increased by approximately $812.1 million for the three months ended June 30, 2014, or 35%, compared to the same period in 2013. The increase mainly reflects the impact of organic membership growth across all of our segments and the Windsor acquisition. The Windsor acquisition accounted for combined increases in Medicare and PDP segment revenue of $160.9 million for the quarter period. Additionally, the increases were due to the impact of increased membership in our Medicaid and Medicare segments, as well as the favorable net impact of Medicaid membership mix changes, partially offset by our exit from Ohio Medicaid, rate decreases in our Medicare segment and a lower rate in our PDP segment, consistent with our 2014 bids.

Premium revenue increased $1.5 billion for the six months ended June 30, 2014, or 34% compared to the same period in 2013. The Windsor acquisition accounted for combined increases in Medicare and PDP segment revenue of $328.5 million for the year-to-date period in 2014. Additionally, the increase for the six month period is due to the same factors noted above, as well as the benefit of a full six months of premiums for our South Carolina and Missouri Medicaid plans that were acquired in the first quarter of 2013.

Outlook

We now expect our consolidated premium revenue, not including premium taxes or Medicaid state ACA industry fee reimbursement, in 2014 to be between $12.3 and $12.4 billion. The Company previously anticipated premium revenue to be between $12.0 and $12.1 billion. The increase results mainly from increased growth outlooks for all of our segments.

Medical Benefits Expense

Medical benefits expense increased 41% and 36% for the three and six months ended June 30, 2014, respectively, due primarily to increased membership across all our segments, and higher current period medical and pharmacy costs, and the recognition of higher net unfavorable prior period development compared to 2013. All of these factors mainly impacted our Medicaid segment and, to a lesser extent, our Medicare segment.

For the three months ended June 30, 2014, net unfavorable development related to prior periods totaled $51.4 million, which includes approximately $29.1 million of unfavorable development related to prior fiscal years, as well as $22.3 million of unfavorable development related to the first quarter of 2014. For the three months ended June 30, 2013, net unfavorable development related to prior periods totaled $4.7 million, which included approximately $6.7 million of unfavorable development related to prior fiscal years, partially offset by $2.0 million of favorable development related to the first quarter of 2013. The net unfavorable development recognized in the three months ended June 30, 2014 was due mainly to higher than projected medical costs in our Medicaid Health Plans segment. The unfavorable development includes additional expense associated with enhanced payments to Medicaid primary care providers, as mandated by the ACA and other settlements with providers. For the six months ended June 30, 2014, medical benefits expense was impacted by approximately $61.6 million of net unfavorable development related to prior periods, mainly related to the Medicaid Health Plans and Medicare Health Plans segments, compared to $9.2 million of net favorable development recognized during the same period in 2013.

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

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
SG&A expense	$228.9	$205.4	$474.2	$418.8
Adjustments:
Investigation-related litigation and other resolution costs	(0.2)	(0.6)	(0.8)	(1.4)
Investigation-related administrative costs	(8.8)	(18.7)	(17.8)	(39.8)
Total investigation-related litigation and other resolution costs	(9.0)	(19.3)	(18.6)	(41.2)
SG&A expense, excluding investigation-related litigation and other resolution costs	$219.9	$186.1	$455.6	$377.6
SG&A ratio (1)	7.3%	8.8%	7.8%	9.2%
Adjusted SG&A ratio (2)	7.1%	8.1%	7.5%	8.3%
(1) SG&A expense, as a percentage of total premium revenue.
(2) SG&A expense, as a percentage of total premium revenue, excluding premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs.

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three and six months ended June 30, 2014 increased approximately $33.8 million, or 18%, and $78.0 million, or 21%, respectively, compared to the same periods in 2013. SG&A expense increased mainly due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. These cost increases were partially offset by improvements in operating efficiency. Our SG&A ratio was 7.3% and 7.8% for the three and six months ended June 30, 2014, respectively, compared to 8.8% and 9.1% for the same periods in 2013. Our adjusted SG&A ratio, which is adjusted for premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs, for the three and six months ended June 30, 2014 was 7.1% and 7.5%, respectively, compared to 8.1% and 8.3% for the same periods in 2013. The decrease in the ratio in 2014 compared to 2013 resulted from improved operating leverage, productivity gains and lower compensation expense related to reduced management incentive compensation, offset in part by investments in operational infrastructure and growth initiatives.

Outlook

We expect that our adjusted SG&A ratio for the full year 2014 will be between approximately 7.8% to 7.9%. The decrease in our expected ratio compared to our prior expectation is a result of improved operating leverage and productivity gains, due to the increased premium growth, our information technology expenditures costing less than anticipated, delays in our ability to hire additional medical management personnel and a reduced compensation expense related to bonuses as a result of our lower than anticipated projected net income for the year ended December 31, 2014. Our organic growth, expenditures for the Florida MMA implementation, desired quality, service and productivity improvements and the Windsor integration are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation of the ACA.

ACA Industry Fee

For the three and six months ended June 30, 2014, we recorded $36.3 million and $68.6 million, respectively, of non-deductible expense for the ACA industry fee, based on our estimated share of total 2013 health insurance industry premiums. We expect to record $137.2 million of non-deductible expense for the ACA industry fee expense for the year ended December 31, 2014, based on a notice we received from the IRS during the second quarter of 2014. This represents an increase of approximately $8.2 million from our previous estimate. As discussed in Key Developments and Accomplishments, we currently expect to be reimbursed by our state Medicaid customers for substantially all of the impact of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and six months ended June 30, 2014 were $18.6 million and $35.7 million, respectively, compared to $20.9 million and $42.2 million for the same periods in 2013. The decline from the 2013 periods was primarily driven by our exit from the Ohio Medicaid market, which was effective July 1, 2013. As of June 30, 2014, our Medicaid contracts with Georgia, Hawaii, New Jersey and New York included tax assessments on Medicaid premiums.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2014 was $15.0 million and $29.6 million, respectively, compared to $10.6 million and $20.8 million for the corresponding periods in 2013. The increase in the 2014 periods compared to 2013 is due primarily incremental amortization related to the intangible assets acquired in conjunction with the Windsor acquisition, which was completed on January 1, 2014. Additionally, amortization for the six months ended June 30, 2014 was impacted by a full six months' of amortization related to the Missouri Care and WellCare of South Carolina, Inc. ("WCSC") acquisitions, which were completed during the first quarter of 2013.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $9.3 million and $18.5 million, respectively, compared to $2.1 million and $3.8 million for the same periods in 2013. The increase in the 2014 periods compared to 2013 was primarily driven by higher average debt levels during 2014, as we issued $600 million of 5.75% senior notes in November 2013.

Impairment and Other Charges

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, $18.0 million of which primarily relates to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice. The impairment resulted primarily from estimated fair values of the intangible assets that were below the book values of such assets. The estimated fair values of these assets were determined based on an income valuation approach using assumptions appropriate for likely market participants. The estimated fair values reflects a significant decline in anticipated long-term profitability, mainly resulting from an inability to improve the medical cost structure to the degree that was previously estimated and the inability to achieve certain administrative cost savings, as a result of certain developments during the quarter. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012 after concluding that such assets were not recoverable based on certain developments during the second quarter of 2014, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize such charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

Bargain Purchase Gain

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $39.4 million as of June 30, 2014. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting rules related to business combinations. Approximately $28.3 million of the gain was recorded during the first quarter of 2014, and an additional $11.1 million was recognized during the second quarter of 2014 reflecting refined estimates of the fair value of certain tax benefits acquired as part of the transaction. It is possible that further adjustments could be made to the gain depending on the resolution of certain matters related to the purchase price, but we are unable to estimate the impact at this time.

Income Tax Expense

Our effective income tax rate on pre-tax income was -114% (on a pre-tax loss) and 41% for the three and six months ended June 30, 2014, respectively, compared to 39% and 32% for the corresponding periods in 2013. The 2014 effective rates reflect the impact of the non-deductible ACA industry fee, partially offset by the favorable impact of the Windsor bargain purchase gain. The effective tax rate was also lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012.

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

Segment Financial Performance Measures

In conjunction with the Windsor acquisition, we reassessed our segment reporting practices during the three months ended March 31, 2014, and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and Medicare Advantage operations acquired as part of the Windsor acquisition together with MA. Accordingly, we are including results for Medicare Supplement operations together with MA and have renamed the segment Medicare Health Plans. Similarly, we are including the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and have renamed the segment Medicare PDPs. No changes were made to the composition of our Medicaid segment, but we have renamed the segment Medicaid Health Plans.

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

Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, estimate and manage medical costs and changes in estimates related to incurred but not reported claims ("IBNR"), estimate and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies, including the new, expensive Hepatitis C drugs, and other external factors may affect our operations and may have a material adverse impact on our business, financial condition and results of operations.

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

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2014	2013	Percentage	2014	2013	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$148.0	$191.0	(22.5)%	$378.6	$370.7	2.1%
Medicare Health Plans	102.0	102.7	(0.7)%	203.2	196.0	3.7%
Medicare PDPs	18.9	17.8	6.2%	0.1	9.8	(99.0)%
Total gross margin	268.9	311.5	(13.7)%	581.9	576.5	0.9%
Investment and other income	12.4	4.7	163.8%	22.9	9.1	151.6%
Other expenses	(295.9)	(239.0)	23.8%	(582.1)	(485.6)	19.9%
(Loss) income before income taxes	$(14.6)	$77.2	(118.9)%	$22.7	$100.0	(77.3)%

Medicaid Health Plans

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of June 30, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving WCSC members on February 1, 2013, and Missouri Care members on April 1, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Impacting Our Results

•
Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of Florida’s MMA program. As of June 30, 2014, we were serving over 400,000 members in these regions. We have incurred higher medical expense compared to our previous expectations, reflecting slower than anticipated medical expense improvement during the initial months of this program. Consistent with past implementation of new programs, we are pursuing improvements to care management and expect to pursue increased reimbursement in order to enhance the financial performance of the MMA program.

•
Effective January 1, 2014, our Kentucky program began serving new members associated with Kentucky's participation in the 2014 ACA Medicaid expansion. Such membership totaled 89,000 as of June 30, 2014.

•
We have received amendments, written agreements or other documentation from our state Medicaid customers in Florida, Georgia, Kentucky, Missouri, New York, Ohio and South Carolina, which provides for them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in those states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $33.2 million and $57.2 million reimbursement as premium revenue in the three and six months ended June 30, 2014, respectively. We currently expect to be reimbursed by our state Medicaid customers in Hawaii and Illinois for the impact of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. However, the revenue recognition for such reimbursement is delayed until we are able to reach contractual agreement with these customers, and the timing of revenue recognition does not match the expense recognition of the fee.

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(Dollars in millions)
Premium revenue (1)	1,812.7	1,361.1	33.2%	3,410.4	2,650.2	28.7%
Medicaid premium taxes (1)	18.6	20.9	(11.0)%	35.7	42.2	(15.4)%
Medicaid state ACA industry fee reimbursement (1)	33.2	—	NMF	57.2	—	NMF
Total premiums	1,864.5	1,382.0	34.9%	3,503.3	2,692.4	30.1%
Medical benefits expense	1,695.2	1,191.0	42.3%	3,084.5	2,321.7	32.9%
ACA industry fee	21.3	—	NMF	40.2	—	NMF
Gross margin	169.3	191.0	(11.4)%	378.6	370.7	2.1%

Medicaid MBR, including premium taxes and Medicaid state ACA industry fee reimbursements	90.9%	86.2%	4.7%	88.0%	86.2%	1.8%
Impact of:
Medicaid premium taxes	0.9%	1.3%		1.0%	1.4%
Medicaid state ACA industry fee reimbursement	1.7%	—%		1.4%	—%
Medicaid MBR (1)	93.5%	87.5%	6.0%	90.4%	87.6%	2.8%

Medicaid membership at end of period:
Florida	681,000	478,000	42.5%
Georgia	617,000	574,000	7.5%
Kentucky	392,000	225,000	74.2%
Other states	471,000	521,000	(9.6)%
Total Medicaid membership	1,480,000	1,320,000	12.1%

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

Excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursements, Medicaid premium revenue for the three and six months ended June 30, 2014 increased 33% and 29%, respectively, when compared to the same periods in 2013. The increase in premium revenues for both periods was driven mainly by increased membership in Florida due to organic growth and participation in the Florida MMA program, which commenced implementation on May 1, 2014, and in Kentucky, primarily from its participation in the ACA Medicaid expansion and the additional members received following a competitor's exit from the Kentucky program on July 6, 2013. Also contributing to the increase was the net favorable impact of changes in the geographic and demographic mix of members and higher PMPM rates relation to the Florida MMA membership. The increase for the six months ended June 30, 2014 also reflect the benefit of a full six months' memberships from the South Carolina and Missouri Care Medicaid acquisitions completed during the quarter of 2013. These increases were partially offset by the loss of Ohio effective July 1, 2013.

Medical benefits expense for the three and six months ended June 30, 2014 increased by approximately 42% and 33%, respectively, when compared to the same periods in 2013, mainly driven by the increase in membership, higher current period medical and pharmacy costs, and the recognition of higher net unfavorable prior period development. The increase for the six months ended June 30, 2014 also reflects a full six months' membership from the South Carolina and Missouri Medicaid acquisitions completed during the first quarter of 2013. Our Medicaid Health Plan segment MBR, excluding the impact of premium taxes and ACA fee reimbursement, increased by 600 basis points and 280 basis points for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to the impact of higher net unfavorable prior period reserve development in the 2014 periods, medical cost PMPM for the Florida MMA program, and increased spending on hepatitis C drugs as a result of the new, expensive drugs that recently came to market as well as other pharmacy cost increases. The increase in year-to-date MBR was also partially offset by a full six months' inclusion of MBR for the Missouri Care and WCSC acquisitions, which were lower than the segment average.

Outlook

•
We anticipate Medicaid Health Plans segment premium revenue, excluding Medicaid state premium taxes and Medicaid state reimbursements for the ACA industry fee, to increase approximately 31% to 32% compared to 2013, mainly resulting from growth in Kentucky and Georgia, the Florida MMA implementation and our entry into New Jersey.

•
In February 2014, we executed a contract with the Florida AHCA to provide managed care services to Medicaid recipients in eight of the state’s eleven regions as part of the state’s MMA program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. As of June 30, 2014, all but two regions had been implemented. We are serving over 400,000 members in these regions as of June 30, 2014. We anticipate that our Florida MMA program membership will be at least 500,000 by the end of 2014 compared to the 394,000 members that we served in December 2013. Our anticipated Florida MMA premium also is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however, we also anticipate that our MBR under the MMA program will be higher than our 2013 performance in the state. We are pursuing improvements to care management and increased reimbursement in order to enhance the financial performance of the MMA program. As of August 1, 2014, the Florida MMA program has been implemented in all eight regions we serve.

•
We entered the New Jersey Medicaid program in January 2014 as a result of recent approval from the state to offer Medicaid managed care in certain counties. Additionally, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst NJ effective July 1, 2014. The acquired assets are primarily associated with the approximately 42,000 Healthfirst Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, we offer Medicaid managed care in 10 counties in New Jersey as of July 1, 2014.

•
We expect the Medicaid Health Plans segment MBR in 2014 to be in the range of approximately 90.25% to 90.75%, compared to 88.2% percent in 2013. The expected higher MBR in 2014 is principally due to net unfavorable prior period development recognized in the first six months of 2014 and the implementation of the Florida MMA program, which is currently operating at an MBR that is higher than our 2013 performance in the state.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA and Medicare Supplement plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of June 30, 2014, we operated our MA CCPs in Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. Medicare Supplement policies are offered in 39 states.

Impacting Our Results

•
Our MA business is being subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments is continuing in 2014 and will extend through 2023, and our results of operations are being and will continue to be negatively impacted. In addition, CMS implemented revised 2014 benchmark rates, which resulted in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. CMS also made changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration which is being phased in over the 2014 and 2015 plan years. Also, CMS is implementing an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model includes an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members. Our MA premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

•
For the 2014 plan year, we have expanded the geographic footprint of our MA plans to offer plans in a total of 210 counties in 14 states, excluding Windsor, but including D-SNPs for those who are dually eligible for Medicare and Medicaid in most of the MA markets we serve.

•
Effective January 1, 2014, as a result of the Windsor acquisition, we began serving approximately 39,000 MA members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 46,000 members in 39 states as of June 30, 2014.

Medicare Health Plans Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare segment for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$977.9	$760.0	28.7%	$1,941.3	$1,478.9	31.3%
Medical benefits expense	864.0	657.3	31.4%	1,715.5	1,282.9	33.7%
ACA industry fee	11.9	—	NMF	22.6	—	NMF
Gross margin	$102.0	$102.7	(0.7)%	$203.2	$196.0	3.7%
MBR	88.3%	86.5%	1.8%	88.4%	86.7%	1.7%
Membership	395,000	272,000	45.2%

Medicare premium revenue for the three and six months ended June 30, 2014 increased 29% and 31%, respectively, when compared to the same periods in 2013. Approximately half of the increase mainly resulted from organic membership growth mainly in New York, California, Texas and Florida, while the Windsor acquisition contributed to the other half of this increase in both the quarter and year-to-date periods.

Medical benefits expense for the three and six months ended June 30, 2014 increased by approximately 31% and 34%, respectively, when compared to the same periods in 2013. The increase in both periods was mainly driven by the increase in membership discussed above, and the recognition of higher net unfavorable prior period reserve development in the 2014 periods. The Medicare Health Plans segment MBR increased by 180 basis points and 170 basis points for the three and six months ended June 30, 2014, respectively, resulting mainly from the impact of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013, as well as higher unfavorable prior period reserve development in the 2014 periods. Additionally, the increase is partially due to the impact of Windsor, which plans operated at a higher MBR relative to the segment average. These factors were offset in part by changes to plan benefit designs and cost sharing terms in 2014 compared with 2013, as well as our ongoing medical cost management initiatives.

Outlook

•
We expect Medicare Health Plan segment premium revenue to increase in the range of approximately 25% to 26% for the full year in 2014 compared to 2013. The increase is mainly due to the Windsor acquisition and expected continued membership growth during the remaining months of 2014, as we leverage our success in serving dually-eligible beneficiaries as well as the broader growth in the Medicare population.

•
We expect the Medicare Health Plans segment MBR to be in the range of approximately 88.25% and 88.75% in 2014 compared to 86.6% in 2013. The increase is due mainly to net unfavorable prior period reserve development recognized during the first half of 2014 and utilization in the Windsor MA plans and certain other markets that is higher than we expected. We expect that the performance of our Windsor plans will improve relative to the first half of 2014, as certain planned medical management and expense initiatives take effect.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of June 30, 2014, we offered PDPs in 49 states and the District of Columbia.

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

▪
Based on the outcome of our 2014 stand-alone PDP bids, our plans are below the benchmarks in 30 of the 34 CMS regions and within the de minimis range of the benchmark in three other CMS regions. Comparatively, in 2013, our plans were below the benchmark in 14 regions and within the de minimis range in five other regions. In 2014, we are being auto-assigned newly eligible members into our plans for the 30 regions that are below the benchmark. Membership has increased to approximately 1.3 million as of June 30, 2014, from 757,000 as of December 31, 2013. We expect membership to continue to grow organically during the remaining months of 2014.

Medicare PDPs Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the quarter and year-to-date periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$297.1	$185.4	60.2%	$670.1	$408.4	64.1%
Medical benefits expense	275.1	167.6	64.1%	664.2	398.6	66.6%
ACA industry fee	3.1	—	NMF	5.8	—	NMF
Gross margin	$18.9	$17.8	6.2%	$0.1	$9.8	(99.0)%
MBR	92.6%	90.5%	2.1%	99.1%	97.6%	1.5%
Membership	1,318,000	772,000	70.7%

Medicare PDP premium revenue for the quarter and year-to-date periods ended June 30, 2014 increased 60% and 64%, respectively, compared to the same periods in 2013, primarily due to the increase in membership, which includes 109,000 members from the Windsor acquisition, and the outcome of our 2014 bids. PDP MBR for the three and six months ended June 30, 2014 increased 220 basis points and 150 basis points, respectively, compared to the same period in 2013 mainly due to higher drug unit costs, increased utilization of branded and specialty medications and the outcome of our 2014 bids. PDP MBR for the six months ended June 30, 2014 was also impacted by CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013.

Outlook

•
We anticipate that PDP segment premium revenue will increase 48% to 49% in 2014 compared to 2013, primarily as a result of our membership growth, offset in part by lower premium rates resulting from our 2014 bids.

•
We currently anticipate our PDP segment MBR for 2014 will be in the range of approximately 90.25% to 90.75%, up from 86.5% in 2013. The expected year-over-year increase results mainly from higher drug unit costs and higher utilization of branded and specialty medications among members who enrolled in our plans beginning in 2014, partially offset by the realignment of our benefit plans and cost structure, including the launch of our preferred pharmacy network.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part II– Item 1A – "Risk Factors" included in this 2014 Form 10-Q.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated parent and subsidiary level.

Regulated subsidiaries

Our regulated HMO and insurance subsidiaries' primary liquidity requirements include:

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1.4 billion as of June 30, 2014, which was essentially unchanged from $1.4 billion at December 31, 2013. Year-to-date unregulated restricted cash activity included the impact of cash used in operations, offset by increases from cash acquired as part of the Windsor acquisition as well as $49.5 million of contributions received from the Parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments was approximately $206.4 million as of June 30, 2014, a $288.7 million decrease from a balance of $495.1 million as of December 31, 2013. The decrease resulted mainly from funding required for various subsidies and other payments due to the Company from CMS associated with PDPs and MA plans. These CMS subsidies and payments include, among others, the catastrophic reinsurance subsidy and various premium and cost sharing subsidies for low income members, as well as the CMS risk corridor. Growth in our PDP and MA membership and high drug unit costs has resulted in higher subsidy payments compared with our bids and prior years, and our unregulated cash will continue to be used to fund these receivables until they are settled with CMS, which we expect to occur late in the third quarter to early in the fourth quarter of 2015. Additionally, the decrease reflects $49.5 million of capital contributions made to certain regulated subsidiaries.

Auction Rate Securities

As of June 30, 2014, $32.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2014 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while all of our auction rate securities currently carry investment grade ratings, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash used in operating activities	$(246.6)	$(48.6)
Net cash provided by (used in) investing activities	45.8	(144.0)
Net cash (used in) provided by financing activities	(167.5)	287.2
Total net (decrease) increase in cash and cash equivalents	$(368.3)	$94.6

Net Cash Used in Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premiums receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The decrease in cash flow from operating activities for the six months ended June 30, 2014 compared to the same period in 2013 resulted mostly from the timing of premium receipts from our government partners and increased medical benefits costs, partially offset by the increase in premiums associated with the growth in membership. Operating cash flows year-to-date June 30, 2014 were negatively impacted by a $36.5 million payment made to the Civil Division, compared to $37.6 million in payments remitted to the Civil Division during the first half of 2013.

Net Cash Used In Investing Activities

During the six months ended June 30, 2014, cash used in investing activities increased mainly due to $164.2 million of net cash acquired for acquisitions, mainly relating to the Windsor acquisition. During the second quarter of 2014, we also advanced a payment for the acquisition of Healthfirst NJ, which closed on July 1, 2014. Excluding acquisitions, cash and investment activities primarily reflect our investment in marketable securities and restricted investments of approximately $329.5 million and purchases of property and equipment of $27.9 million, partially offset by $266.0 million of proceeds from maturities of marketable securities and restricted investments.

During the six months ended June 30, 2013, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $323.7 million and purchases of property and equipment of $30.9 million, partially offset by $251.1 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $40.5 million in 2013 related to the WCSC and Missouri Care acquisitions.

Net Cash (Used In) Provided By Financing Activities

Net cash provided by financing activities is mainly impacted by net funds received or paid for the benefit of members and debt related activity. Net funds paid for the benefit of members was approximately $164.9 million for the six months ended June 30, 2014, compared to funds received of $73.6 million during the same period in 2013. These funds represent the net amounts of subsidies received from CMS, and the related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk. The decrease in cash flow in 2013 is due mainly to increased drug costs. Net cash provided by financing activities in 2013 was also impacted by net proceeds from additional borrowings under our senior secured credit agreement of $228.5 million, which was paid off in November 2013.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into by us on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (the "Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $34.6 million at June 30, 2014.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Capital Resources

Senior Notes

In November 2013, we completed the offer and sale of $600.0 million of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). We received net proceeds of $587.9 million upon issuance of the Senior Notes, which consists of the $600.0 million principal balance of the notes less approximately $12.1 million incurred in debt issuance costs. The Senior Notes will mature on November 15, 2020, with interest on the Senior Notes being payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2014. We used a portion of the net proceeds from the offering to repay the full $336.5 million outstanding under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions.

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

Credit Facilities

In November 2013, we entered into a credit agreement (the "Credit Agreement") which provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides for up to $75.0 million for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Borrowings under the Revolving Credit Facility would bear interest at a rate of LIBOR plus a spread between 1.50% and 2.25%, or a rate equal to the Prime Rate plus a spread between 0.50% to 1.25%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.375% depending upon our ratio of total debt to cash flow.

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

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of June 30, 2014, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas and Ohio are required to maintain statutory capital at RBC levels equal to 225% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At June 30, 2014, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. No dividends were received from our regulated subsidiaries during the six months ended June 30, 2014.

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

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amount we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $12.9 million and $15.8 million, at June 30, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $294.6 million and $107.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately estimate historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. The cumulative effect of prior period reserve development in 2013 was a favorable $3.0 million; however, we recognized net unfavorable prior period reserve development in three of four quarters in 2013, and in the first quarter of 2014. Based on the net unfavorable prior period reserve development experience over the past few quarters, we have refined certain of these assumptions, resulting in increased current period medical benefits costs incurred. We believe that the amount of medical benefits payable as of June 30, 2014 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the quarter ended June 30, 2014 were decreased by 1%, our net income would decrease by approximately $70.6 million. If the completion factors were increased by 1%, our net income would increase by approximately $68.8 million.

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

Net unfavorable development related to prior periods amounted to $51.4 million for the quarter ended June 30, 2014, which includes $29.1 million of unfavorable development related to prior fiscal years and $22.3 million of unfavorable development related to the first quarter of 2014. For the three months ended June 30, 2013, net unfavorable development related to prior periods impacted medical benefits expense by approximately $4.7 million, which includes $6.7 million of unfavorable development related to prior fiscal years, partially offset by $2.0 million of favorable development related to the first quarter of 2013. The net unfavorable development recognized in the three months ended June 30, 2014 was due mainly to higher than projected medical costs in our Medicaid Health Plans segment and to a lesser extent in our Medicare Health Plans segment. The unfavorable development mainly includes additional expense associated with enhanced payments to Medicaid primary care providers, as mandated by the ACA and other settlements with providers. For the six months ended June 30, 2014, medical benefits expense was impacted by approximately $61.6 million of net unfavorable development related to prior periods, compared to $9.2 million of net favorable development recognized during the same period in 2013. The amounts for the six months ended June 30, 2014 also relate mainly to the Medicaid Health Plan segment.

See Note 1 – Organization, Basis of Presentation and Significant Accounting Policies, to the Condensed Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Goodwill and Other Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at June 30, 2014 was $244.9 million, which consisted of $134.5 million and $110.4 million attributable to our Medicaid and Medicare Advantage reporting units, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2013, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no goodwill impairment losses were recognized.

Based on developments during the three months ended June 30, 2014, including the launch of a significant new Medicaid program in Florida that requires enhanced benefits and services compared to our historical experience in the state, significant increases in the expected full year 2014 MBR for all of our operating segments compared to 2013, and impairment in certain other intangible assets (as discussed below), we updated our goodwill impairment assessment as of June 30, 2014. Based on our assessment of the impact of these developments, we determined that it is more likely than not that the fair value of each reporting unit exceeds its carrying value.

Other intangible assets resulting from our previous acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the second quarter, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The current projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflect a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability is resulting from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying values of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair values of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying values of the intangible assets to the estimated fair values, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely market place participants would experience when operating in the same market, with the same membership. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated the purchase of certain assets from a small health plan in 2012, after concluding that such assets were not recoverable based on certain developments during the second quarter of 2014, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize the latter charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of June 30, 2014, we had cash and cash equivalents of $1.1 billion, investments classified as current assets of $222.4 million, long-term investments of $227.7 million and restricted investments on deposit for licensure of $145.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2014, the fair value of our fixed income investments would decrease by approximately $4.1 million. Similarly, a 1% decrease in market interest rates at June 30, 2014 would increase the fair value of our investments by approximately $4.5 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2014 Form 10-Q.

Item 1A. Risk Factors.

The following risk factors, together with all of the other information included in this report, should be carefully considered in evaluating our company and our business. If any of the following risks occurs, our business, cash flows, financial condition and results of operations could be materially and adversely affected, and the price of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, cash flows, financial condition, results of operations or stock price. As such, this list should not be considered a complete statement of all potential risks or uncertainties. The following risk factors update and amend Part I – Item 1A – Risk Factors included in our 2013 Form 10-K.

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

Quality scores are used by certain agencies to establish premium rates or, in the case of the Centers for Medicare & Medicaid Services (“CMS”), to pay bonuses to Medicare Advantage (“MA”) plans that enable high scoring plans to offer enhanced member health benefits which are attractive to members. Plan performance is judged on 11 elements, including quality scores. Plans judged to be low performing for 3 consecutive years risk contract termination. In 2013, our MA plans in Arizona, Georgia, Louisiana and Missouri and the MA plans of Windsor Health Group, Inc. ("Windsor") we acquired in January 2014, representing approximately 79,000 members as of June 30, 2014, each received at least one quality score, or “Star Rating”, of 2.5 for at least the third consecutive year. If these Star Ratings do not equal or exceed 3.0, these plans may be terminated by CMS as early as plan year 2015. Because we serve a larger percentage of dual special needs, or D-SNP, members than our competitors, and CMS’ quality measurement system does not account for certain socio-economic factors, Star Ratings for certain of our plans may not improve sufficiently to meet or exceed a score of 3.0, which may also prevent us from receiving a quality bonus for those plans. In addition, plans with a low performance score participating in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs.
In certain state Medicaid programs, plans that do not meet applicable quality measures can be required to refund premiums previously received, may not be able to earn quality bonuses, may be required to pay penalties, or may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In addition, if the state determines that a health plan has failed to meet the contractual requirements, these contracts may be subject to termination, or other remedies, such as liquidated damages, at the discretion of the state. We are unable to predict what actions a state may take, if any, when assessing our contractual performance.
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

Our profitability depends, to a significant degree, on our ability to estimate and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive (the “medical benefits ratio” or “MBR”) can create significant changes in our financial results. Many aspects of the managed care business are not predictable, and estimating medical benefits expense is a continuous process, which depends on the information available to us and our ability to utilize such information. Factors that may cause medical benefits expense to exceed our estimates include:

•
the addition of new members, whether by acquisition, new enrollment, program startup or expansion (including geographic expansion), whose risk profiles are uncertain or unknown and for whom initiatives to manage their care take longer than expected;

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members

•	periodic renegotiation of hospital, physician and other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program; and

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations and/or practices.

The factors and assumptions that are used to develop our estimates of costs, including medical benefits expense, inherently are subject to greater variability when there is more limited experience or information available to us, such as when we commence operations in a new state or region or commence participation in a new program. In many cases, the degree of our ability to accurately estimate medical benefits expense may not be known until we have sufficient experience and more complete information. For example, levels of plan utilization and members’ use of medical services, provider claims submissions, our payment processes and other factors can result in identifiable patterns emerging only following the passage of a significant period of time after the occurrence of the underlying causes of deviations from our assumptions. If our medical benefits expense increases and we are unable to manage these medical costs effectively in the future, our profits would likely be reduced or we may not remain profitable, which would also affect our liquidity, cash flows and our ability to comply with statutory requirements.
Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. These payments are fixed by contract and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. For example, in the new Florida MMA program, our claims experience has been running significantly higher than we estimated. Because the new Florida MMA program has required its participating plans to have an open drug formulary, it is more difficult for us to manage the pharmaceutical costs. In addition, we have experienced unfavorable development of prior period reserve amount in three of the last four quarters in 2013, and in the first and second quarters of 2014, particularly in our Medicaid line of business. Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.
Our MA and PDP plans, as well as certain Medicaid programs, establish a minimum medical loss ratio (“MLR”), requiring health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund premiums back to the state or CMS, as applicable.
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
Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, which the state or CMS, respectively, may increase without granting a corresponding increase in premiums to us. For example, in connection with Florida's Medicaid reform initiative, the Florida Agency for Health Care Administration ("AHCA") has recently implemented a new payment methodology for covered inpatient services under Florida Medicaid's fee-for-service program. As of July 1, 2013, AHCA is reimbursing providers for such services based on a diagnosis related group ("DRG") schedule. This change impacts the payments we make to our contracted providers whose contracts with us are tied to Florida Medicaid fee-for-service rates. In addition, we are in the process of transitioning other contracted inpatient service providers in our Florida Medicaid network to this payment methodology. We have experienced similar types of adjustments in other states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.
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
Difficulties in successfully estimating and managing growth may have a material adverse effect on our quality scores, results of operations, financial position and cash flows.

Our membership has grown substantially in the last three years, due to acquisitions, geographic expansions and organic growth. This rapid growth has strained our operations, medical management and information technology resources. We may not be successful in improving our infrastructure to support this growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial position and cash flows. In addition, due to the initial substantial costs related to acquisitions and expansions, such growth could adversely impact our short-term profitability and liquidity.
As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. In 2012, we completed two acquisitions, Easy Choice Health Plan, Inc. in California and certain assets of Desert Canyon Community Care in Arizona, and in the first quarter of 2013, we completed our acquisition of UnitedHealth Group Incorporated’s South Carolina Medicaid plan and Aetna, Inc.’s Missouri Medicaid plan. In January 2014, we completed our acquisition of Windsor from Munich Health North America, Inc., a part of Munich Re. Through its subsidiaries, Windsor serves Medicare beneficiaries with Medicare Advantage, Prescription Drug Plan and Medicare Supplement products. We are still integrating certain aspects of these acquisitions into our operations.
On June 30, 2014, we acquired certain Medicaid-related assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), with the transfer of membership effective as of July 1, 2014. The acquired assets primarily are associated with the approximately 42,000 Healthfirst Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, as of July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.
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

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. For example, during the six months ended June 30, 2014, we have recorded a charge of $18.0 million to reflect the impairment of certain intangible assets associated with the acquisition of Easy Choice in 2012. In the future, we may incur additional material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.
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

In any program start-up, acquisition, expansion, or re-bid, the implementation of the contract as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, incumbency, participation in other lines of business, membership assignment (allocation of members who do not self-select), errors in the bidding process, changes to the program design or implementation timing, difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers, and noncompliance with contractual requirements with which we do not yet have experience and similar risks. As a result, our business, particularly plans for expansion or increased membership levels, could be negatively impacted.
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

Our concentration of operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of significant premium rate reductions, payment delays, loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in these states could therefore have a disproportionately adverse effect on our operating results.
We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, and Children’s Health Insurance Program (“CHIP”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2013 and the six months ended June 30, 2014, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.
Our Florida Medicaid contracts expire in August 2015; however, we currently anticipate that these will be terminated early in connection with the implementation of the Managed Medical Assistance program (the "MMA program”), which replaces the prior Medicaid program. Our Staywell Health Plan participates in eight out of the state’s 11 regions in the MMA program. Regions 2, 3 and 4 launched on May 1, 2014; Regions 5, 6 and 8 launched on June 1, 2014; and Region 11 launched on July 1, 2014. Region 7 launched on August 1, 2014.
Our Medicaid contracts with other states are generally intended to run for one to five years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms, or not renewed or extended on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.
State governments generally are experiencing tight budgetary conditions within their Medicaid programs due to difficult macroeconomic conditions and increases in the Medicaid eligible population. As a result, government agencies with which we contract may seek funding alternatives, which may result in reductions in funding for their Medicaid programs. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and results of operations. We have experienced such rate decreases in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.
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
We derive a significant portion of our Medicare revenue from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially reduce our cash flow, liquidity, revenue and profits.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids, which resulted from the realignment of our benefit designs and cost structure, and we may not be able to submit bids which are below benchmarks of other plans’ bids in future years. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which would materially reduce our revenue and profits.
In 2014, our segment PDP MBR has been higher than our expectation primarily due to higher utilization of branded and specialty drugs by our new members. We may not be successful in improving our segment MBR in the future, which would materially reduce our profits. For additional risks associated with estimating and managing our MBR, see “If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could cease to be profitable” above.
Because our 2014 bids for the estimated costs of providing prescription drugs were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash will be used to fund the costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect to occur in the third quarter of 2015. Until such time, our cash flow and liquidity will be adversely affected, perhaps materially.

We may not be able to generate or access sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of June 30, 2014, we had approximately $600.0 million in aggregate principal amount of total indebtedness outstanding. In addition, our credit agreement provides us with up to $300.0 million of borrowing ability thereunder. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities, or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the notes and the credit agreement. We cannot assure you that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the notes and the credit agreement, or to fund our other liquidity needs. For example, because our 2014 PDP bids for the estimated costs of providing prescription drugs were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash will be used to fund costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect to by the end of 2015. Until such time, our cash flow and liquidity will be adversely affected, perhaps materially. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the notes may restrict us from adopting some or all of these alternatives.

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
If we fail to comply with the terms of the Corporate Integrity Agreement, we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS will exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our business and results of operations.
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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the Affordable Care Act and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the Affordable Care Act, may attempt to replace the legislation with amended provisions or could seek to repeal the law altogether. Certain courts have also recently ruled that premium subsidies cannot be used in a federally facilitated exchange. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the Affordable Care Act could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels.
Regulations and policies related to the implementation of the Affordable Care Act, the Budget Control Act of 2011, and the Continuing Appropriations Act of 2014, as well as future legislative changes, may have a material adverse effect on our results of operations, financial position, and cash flows by:

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
The Affordable Care Act includes a number of changes that could impact the way MA plans will operate, such as:

•
Reduced Medicare Premium Rates. On April 7, 2014, CMS revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage from our 2014 rates. In addition to the 2% sequestration cut, 2014 benchmark rates resulted in a decrease of between 2.0 to 4.0% and a further risk coding intensity reduction of 4.91% compared to 2013 rates.

•
CMS Star Ratings. Certain provisions in the Affordable Care Act tie MA premiums to the achievement of Star Ratings. From 2012 to 2014, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Beginning in 2015, only those plans that have a four or higher overall Star Rating will be eligible for the quality bonus. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. In April 2014, CMS stated that it will terminate those MA contracts that scored a Part C summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings), regardless of their Part D summary rating performance during the same period.  CMS also stated that it will terminate MA contracts that scored a Part D summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings) regardless of their Part C summary ratings during the same period.  Stand-alone PDP sponsor contracts will be terminated if those contracts scored less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings). Our plans in Arizona, Georgia, Louisiana and Missouri and the Windsor MA plans, representing approximately 79,000 members, have had at least one Star Rating of less than three stars for three consecutive years or more. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum MLRs. Beginning in 2014, the Affordable Care Act requires the establishment of a minimum MLR for MA plans, and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees).

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

The Affordable Care Act will impose certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "industry fee") on health insurers beginning in 2014. The total industry fee levied on the health insurance industry will be $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment will be levied on certain health insurers that provide insurance in the assessment year, and will be allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee will not be deductible for income tax purposes, which has significantly increased our effective income tax rate. Based on a notice we received from the Internal Revenue Service, we have accrued for $137.2 million of such fees in 2014. We currently expect to be reimbursed by our state customers for the impact of the fee on our Medicaid plans, including its non-deductibility for income tax purposes, but have not yet reached an agreement with Hawaii. As a result, the timing of revenue recognition for such reimbursement has been delayed and does not match the expense recognition of the fee. MA and PDP premium rates will not be adjusted to offset the impact of the fee.
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

Future changes in, or interpretations to, existing health care laws or regulations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

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

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (claims for which no additional information is needed) payment methodologies and timing, utilization of mail order pharmacy, administrative simplification, mandatory network inclusion of certain providers, mandated increases in provider reimbursement rates, physician collective bargaining rights and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may have a material adverse impact our results of operations and cash flows.
The Affordable Care Act ends funding for CHIP as of December 31, 2015 and the Special Needs Program has only been authorized through December 31, 2016. If these programs are not renewed or extended, it could have a material adverse impact on our revenues, cash flow, membership and profitability.
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

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been and could be exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.
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
We have chosen not to participate in the health insurance exchange products during 2014 and we expect to only participate in the exchanges in Kentucky, Missouri and New York in 2015. As a result, individuals who select an exchange product in our other states, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.
Regulatory reform or other initiatives may bring additional competitors into our markets. Regulators may prefer companies that operate in lines of business, in which we may not operate, when we bid on new business or renewals of existing business, which may cause our bid or renewal to be unsuccessful.
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
Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in material retroactive adjustments that have a material adverse effect on our results of operations, financial position and cash flows.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms, and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions to the risk-adjustment models have reduced, and may continue to reduce, our premium revenue.
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
Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business, results of operations, financial condition and the market price of our common stock.

We have recently experienced significant changes in our senior management, workforce and operations. In September and October 2013, we terminated, without cause, the employment of Alec Cunningham, the Chief Executive Officer, Walter Cooper, the Chief Administrative Officer, and Dan Paquin, President National Health Plans. On October 31, 2013, David Gallitano, our Chairman of the Board, was named our Chief Executive Officer on an interim basis. We have retained an executive search firm to identify a new Chief Executive Officer. The Board currently expects to complete a transition of the Chief Executive Officer no later than the end of 2015. In February 2014, we announced that Thomas Tran, our Chief Financial Officer, would be leaving us no later than November 2014, and we expect a successor to be announced by the end of the third quarter in 2014. In February 2014, Rose Hauser joined us as our Chief Information Officer. In January 2014, Kenneth Burdick joined us as our President,

National Health Plans and was promoted to President and Chief Operating Officer in June 2014. In September 2013, Michael Polen was promoted to a newly created position of Senior Vice President, Operations.  In November 2013, Blair Todt, former Senior Vice President and Chief Compliance Officer, assumed the newly created position of Senior Vice President, Chief Strategy and Development Officer, while Cyndi Baily, former Vice President, Assistant General Counsel, assumed Mr. Todt's former position of Senior Vice President and Chief Compliance Officer. In April 2014, Michael Yount, former Chief Privacy Officer, assumed the position of Senior Vice President and Chief Compliance Officer, and Ms. Baily left the Company. These changes in our senior management may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock. Additionally, we may not be able to fully realize the expected cost savings or improved operational efficiency.

We are subject to extensive government regulation and risk of litigation, and any actual or alleged violation by us of the terms of our contracts, applicable laws or regulations could have a material adverse effect on our results of operations.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders and creditors. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. Any actual or alleged violation by us of applicable laws or regulations could reduce our revenues and profitability, thereby having a material adverse effect on our results of operations.

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts or defamation claims ;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings and other statements;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

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
We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with these audits, see “Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in material retroactive adjustments that have a material adverse effect on our results of operations, financial position and cash flows” above.
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

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, have secondary insurance or are eligible for a different premium category, or a different program. Our review of remittance files may not identify all member eligibility errors and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded. We have established a reserve in anticipation of recoupment by the states of previously paid premiums that we believe to be erroneous, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it could have a material adverse effect on our results of operations.
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

Our ability to enter new markets may be hindered in situations where financing may not be available on terms that are favorable to us, or at all. Financing may only be available to us with unfavorable terms such as high rates of interest, restrictive covenants and other restrictions that could impede our ability to profitably operate our business and increase the expected rate of return we require to enter new markets, making such efforts unfeasible.

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

There can also be no assurance that our process of improving existing systems, developing new systems to support our operations, comply with contractual data requirements and improve service levels will not be delayed or that system issues will not arise in the future. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, difficulty in improving quality and increases in administrative expenses.

Additionally, events outside our control, including terrorism or acts of nature such as hurricanes, earthquakes, or fires, could significantly impair our information systems, applications and critical business functions. To help ensure continued operations in the event that our primary operations are rendered inoperable, we have a disaster recovery plan to recover critical business functionality within stated timelines. Our plan may not operate effectively during an actual disaster and our operations and critical business functions could be disrupted, which would have a material adverse effect on business and our results of operations.

Our costs to comply with laws governing the transmission, security and privacy of health information could be significant, and any disruptions or security breaches in our information technology systems could have a material adverse effect on our business, cash flows, operating results or financial condition.

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

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 1, 2015, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

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
In addition, in our settlement with the Civil Division, we agreed to pay $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided the transaction meets certain criteria specified in the settlement agreement.
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
 From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;

•	changes in our or the market's expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the health care industry generally;

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to trends in our markets;

•	changes or proposed changes in the laws, regulations and policies affecting our business;

•	acquisitions and financings by us or others in our industry;

•	changes in our senior management;

•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur; and

•	the risks described in “Risks Related to Our Business” above.

We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time an indeterminate amount of any combination of debt securities, common and preferred stock and warrants. The registration statement allows us to seek additional financing, subject to the SEC's rules and regulations relating to eligibility to use Form S-3. Debt financing, if available, may involve restrictive covenants.
The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Holders of shares of our common stock have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 6, 2014.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation	8-K	May 28, 2014	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
4.2.1	First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Non-Employee Director Compensation Policy as amended effective April 1, 2014*†
10.2	Amendment No. 16 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc.	8-K	April 14, 2014	10.1
10.3
Minor Modification No. 1 to Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, Inc. (2012-2015) †

10.4	Minor Modification No. 2 to Contract No. FA972 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase (2012-2015) †
10.5
Minor Modification No. 1 to Contract No. FP020 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, Inc. (2014-2018) †

10.6	Amendment No. 1 to Contract No. FP020 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, Inc. (2014-2018) †
10.7	Amendment No. 2 to Contract No. FP020 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida, Inc. (2014-2018) †
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.