Form 10-Q
period 2014-09-30
WELLCARE HEALTH PLANS, INC.
filed 2014-11-05
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 4, 2014, there were 43,905,611 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premium	$3,396.3	$2,495.6	$9,511.0	$7,075.3
Investment and other income	11.2	4.8	34.1	13.9
Total revenues	3,407.5	2,500.4	9,545.1	7,089.2

Expenses:
Medical benefits	2,996.6	2,144.7	8,460.8	6,147.9
Selling, general and administrative	261.5	218.8	735.7	637.6
ACA industry fee	34.7	—	103.3	—
Medicaid premium taxes	21.3	17.0	57.0	59.2
Depreciation and amortization	14.4	11.0	44.0	31.8
Impairment and other charges	—	—	24.1	—
Interest	9.5	2.1	28.0	5.9
Total expenses	3,338.0	2,393.6	9,452.9	6,882.4
Income from operations	69.5	106.8	92.2	206.8
Bargain purchase gain	(7.8)	—	31.6	—
Income before income taxes	61.7	106.8	123.8	206.8
Income tax expense	42.4	42.8	67.9	74.4
Net income	19.3	64.0	55.9	132.4

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(0.2)	—	1.0	(1.0)
Income tax expense (benefit) related to other comprehensive income (loss)	(0.2)	—	—	(0.4)
Other comprehensive income (loss), net of tax	—	—	1.0	(0.6)
Comprehensive income	$19.3	$64.0	$56.9	$131.8

Net income per common share:
Basic	$0.44	$1.47	$1.27	$3.05
Diluted	$0.44	$1.45	$1.27	$3.01

Weighted average common shares outstanding:
Basic	43,885,779	43,608,626	43,851,759	43,470,758
Diluted	44,186,034	44,037,922	44,144,045	43,972,446

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,550.5	$1,482.5
Investments	192.0	314.7
Premiums receivable, net	588.6	490.7
Pharmacy rebates receivable, net	323.4	165.5
Receivables from government partners	82.0	—
Funds receivable for the benefit of members	548.3	93.5
Deferred ACA industry fee	34.4	—
Income taxes receivable	15.6	7.1
Prepaid expenses and other current assets, net	187.8	115.0
Deferred income tax asset	27.6	23.7
Total current assets	3,550.2	2,692.7

Property, equipment and capitalized software, net	162.2	147.4
Goodwill	263.2	236.8
Other intangible assets, net	104.1	66.5
Long-term investments	214.9	80.4
Restricted investments	150.6	82.5
Other assets	10.5	144.4
Total Assets	$4,455.7	$3,450.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,471.1	$953.4
Unearned premiums	4.7	0.2
Accounts payable	24.7	22.3
Other accrued expenses and liabilities	357.5	187.7
Current portion of amount payable related to investigation resolution	34.9	36.2
Other payables to government partners	21.2	37.3
Total current liabilities	1,914.1	1,237.1

Deferred income tax liability	45.4	55.4
Amount payable related to investigation resolution	—	34.1
Long-term debt	900.0	600.0
Other liabilities	14.1	6.2
Total liabilities	2,873.6	1,932.8

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	September 30, 2014	December 31, 2013
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,886,382 and 43,766,645 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	0.4	0.4
Paid-in capital	496.7	489.4
Retained earnings	1,085.3	1,029.4
Accumulated other comprehensive loss	(0.3)	(1.3)
Total stockholders' equity	1,582.1	1,517.9
Total Liabilities and Stockholders' Equity	$4,455.7	$3,450.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	43,766,645	$0.4	$489.4	$1,029.4	$(1.3)	$1,517.9
Common stock issued for exercised stock options	12,567	—	0.2	—	—	0.2
Common stock issued for vested restricted stock, restricted stock units and performance stock units	147,927	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(40,757)	—	(2.4)	—	—	(2.4)
Equity-based compensation expense, net of forfeitures	—	—	9.2	—	—	9.2
Incremental tax benefit from equity-based compensation	—	—	0.3	—	—	0.3
Comprehensive income	—	—	—	55.9	1.0	56.9
Balance at September 30, 2014	43,886,382	$0.4	$496.7	$1,085.3	$(0.3)	$1,582.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities:
Net income	$55.9	$132.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	31.8
Equity-based compensation expense	9.2	12.4
Bargain purchase gain	(31.6)	—
Asset impairment and other charges	24.1	9.0
Deferred ACA industry fee amortization	103.3	—
Incremental tax benefit from equity-based compensation	(0.3)	(3.0)
Deferred taxes, net	(1.4)	9.1
Provision for doubtful receivables	11.2	7.0
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(21.8)	(32.9)
Pharmacy rebates receivable, net	(125.7)	(18.3)
Prepaid expenses and other current assets, net	(49.1)	(10.6)
Medical benefits payable	406.8	160.4
Unearned premiums	0.2	—
Accounts payable and other accrued expenses	(114.6)	(55.0)
Other payables to government partners	(98.1)	(22.9)
Amount payable related to investigation resolution	(35.4)	(35.7)
Income taxes receivable/payable, net	(8.2)	45.8
Other, net	10.9	0.2
Net cash provided by operating activities	179.4	229.7

Cash provided by (used in) investing activities:
Acquisitions, net of cash acquired	117.0	(40.5)
Purchases of investments	(290.4)	(354.6)
Proceeds from sale and maturities of investments	326.6	304.0
Purchases of restricted investments	(68.8)	(41.7)
Proceeds from maturities of restricted investments	7.0	28.4
Additions to property, equipment and capitalized software, net	(46.4)	(48.9)
Net cash provided by (used in) investing activities	45.0	(153.3)

Cash (used in) provided by financing activities:
Proceeds from issuance of debt, net of financing costs paid	298.6	228.5
Proceeds from exercises of stock options	0.2	8.6
Incremental tax benefit from equity-based compensation	0.3	3.0
Repurchase and retirement of shares to satisfy tax withholding requirements	(2.4)	(4.1)
Payments on debt	—	(28.5)
Payments on capital leases	(1.1)	(1.0)
Funds receivable for the benefit of members, net	(452.0)	7.2
Net cash (used in) provided by financing activities	(156.4)	213.7

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Nine Months Ended September 30,
	2014	2013
Increase in cash and cash equivalents	68.0	290.1
Balance at beginning of period	1,482.5	1,100.5
Balance at end of period	$1,550.5	$1,390.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$68.2	$22.3
Cash paid for interest	$18.1	$5.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$2.3	$2.4

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

As of September 30, 2014, we served approximately 4.0 million members. During the nine months ended September 30, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 2), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. The Ohio Medicaid contract accounted for approximately $127.0 million, or 1.8%, of our consolidated premium revenue for the nine months ended September 30, 2013.

As of September 30, 2014, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia. Our MA plans in Arkansas, Mississippi, South Carolina and Tennessee are attributable to our acquisition of Windsor Health Group, Inc. ("Windsor") and our MA operations in those states began on January 1, 2014, as discussed below.

Acquisitions

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of September 30, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee, through which it served 37,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 45,000 members in 39 states as of September 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 105,000 beneficiaries as of September 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements.

Effective January 1, 2014, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plans of New Jersey, Inc., ("Healthfirst NJ"). The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as to certain provider agreements which transferred to us. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

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

We receive premiums from CMS and state agencies on a per member per month ("PMPM") basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned, but not received, as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amounts we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $22.2 million and $15.8 million, at September 30, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $134.7 million and $107.2 million as of September 30, 2014 and December 31, 2013, respectively.

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

Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency.

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

Beginning in 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

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

After determining an estimate of the base liability for IBNR, we make an additional estimate, also using standard actuarial techniques, to account for adverse conditions that may cause actual claims to be higher than the estimated base reserve. We refer to this additional liability as the provision for moderately adverse conditions. Our estimate of the provision for moderately adverse conditions captures the potential adverse development from factors such as:

•	our entry into new geographical markets;

•	our provision of services related to new programs or populations such as the aged, blind and disabled;

•	variations in utilization of benefits and increasing medical costs, including high cost drugs;

•	changes in provider reimbursement arrangements;

•	variations in claims processing speed and patterns, claims payment and the severity of claims; and

•	health epidemics or outbreaks of disease such as the flu or enterovirus.

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. Volatility in members' needs for medical services, provider claims submissions and our payment processes result in identifiable patterns emerging several months after the causes of deviations from our assumed trends occur. Changes in our estimates of medical benefits payable cannot typically be explained by any single factor, but are the result of a number of interrelated variables, all of which influence the resulting medical cost trend. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior period reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences. The cumulative effect of prior period reserve development in 2013 was a favorable $3.0 million; however, we recognized unfavorable prior period reserve development in three of four quarters in 2013, and in the first and second quarters of 2014. Based on the unfavorable prior period reserve development experience in these quarters, we have refined certain of these assumptions, resulting in increased current period medical benefits costs incurred.

Favorable prior period reserve development amounted to $16.6 million for the three months ended September 30, 2014, which includes $15.4 million of favorable development related to prior fiscal years and $1.2 million of favorable development related to the first and second quarters of 2014. For the three months ended September 30, 2013, unfavorable prior period reserve development impacted medical benefits expense by approximately $47.5 million, which includes $16.3 million of unfavorable development related to prior fiscal years and $31.2 million of unfavorable development related to the first and second quarters of 2013. The favorable development recognized in the three months ended September 30, 2014 was due mainly to lower than projected medical costs, mainly in our Medicaid Health Plans segment. For the nine months ended September 30, 2014, unfavorable development related to prior fiscal years impacted medical benefits expense by approximately $46.2 million, mainly related to the Medicaid Health Plans and Medicare Health Plans segments, compared to unfavorable development of $7.1 million recognized during the corresponding period in 2013.

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

ACA Industry Fee

The ACA imposes an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers beginning in 2014. The total ACA industry fee levied on the health insurance industry is $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. We paid our total $137.7 million obligation for such fees to the Internal Revenue Services ("IRS") in September 2014, which is consistent with our previous estimate. The initial estimated liability of $129.0 million was accrued as of January 1, 2014, with an additional $8.2 million and $0.5 million recorded at June 30, 2014 and September 30, 2014, respectively, with a corresponding deferred expense asset that is being amortized to expense on a straight line basis. We have recognized approximately $34.7 million and $103.3 million of such amortization as ACA industry fee expense in the three and nine months ended September 30, 2014, respectively. The deferred expense asset amounted to $34.4 million at September 30, 2014 and is reported as 'Deferred ACA industry fee' on the condensed consolidated balance sheet.

We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $37.1 million and $93.9 million of reimbursement for the ACA industry fee as premium revenue in the three and nine months ended September 30, 2014, respectively. MA and PDP premiums will not be adjusted to offset the impact of the ACA industry fee.

Equity-Based Employee Compensation

During the second quarter of 2013, our stockholders approved the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). Upon approval of the 2013 Plan, a total of 2,500,000 shares of our common stock were available for issuance pursuant to the 2013 Plan, minus any shares subject to outstanding awards granted on or after January 1, 2013 under our 2004 Equity Incentive Plan (the "Prior Plan"). In addition, shares subject to awards forfeited under the Prior Plan will become available for issuance under the 2013 Plan. No further awards are permitted to be granted under our Prior Plan. The Compensation Committee of our Board of Directors (the "Compensation Committee") awards certain equity-based compensation under our stock plans, including stock options, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

We estimate compensation cost for stock options, restricted stock, RSUs and MSUs based on the fair value at the time of grant and recognize expense over the vesting period of the award. For stock options, the grant date fair value is measured using the Black-Scholes options-pricing model. For restricted stock and RSUs, the grant date fair value is based on the closing price of our common stock on the grant date. For MSUs, the fair value at the grant date is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's common stock price during the last 30 market trading days of the calendar year immediately preceding the vesting date to the comparable common stock price as of the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient.

At its sole discretion, the Compensation Committee sets certain financial and quality-based performance goals and a target award amount for each award of PSUs. PSUs generally cliff-vest three years from the grant date based on the achievement of the performance goals and are conditioned on the employee's continued service through the vesting date. The actual number of common stock shares earned upon vesting will range from zero shares up to 100%, 150% or 200% of the target award, depending on the award date. PSUs do not have a grant date or grant date fair value for accounting purposes as the subjective nature of the terms of the PSUs precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

Medicaid Premium Taxes

Premium rates established in the Medicaid contracts with Georgia, Hawaii, New Jersey and New York, and, until June 30, 2013, Ohio, include, or included, an assessment or tax on Medicaid premiums. We recognize the premium tax assessment as expense in the period during which we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis.

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

We record depreciation expense using the straight-line method over the estimated useful lives of the related assets, which ranges from three to ten years for leasehold improvements, five years for furniture and equipment, and three to five years for computer equipment and software. We include amortization of equipment under capital leases in depreciation expense. We record maintenance and repair costs as selling, general and administrative expense when incurred.

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

Goodwill and Other Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at September 30, 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and Medicare Advantage Health Plans reporting units, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage Health Plans reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2014, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no goodwill impairment losses were recognized.

Other intangible assets resulting from our previous acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in connection with the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the second quarter of 2014, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The current projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflect a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability is resulting from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying value of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair value of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying value of the intangible assets to this estimated fair value, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely marketplace participants would experience when operating in the same market, with the same membership. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated with the purchase of our Arizona MA plan after we concluded during the three months ended June 30, 2014, to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize such charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

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

Pro Forma Financial Information

The results of operations and financial condition for our 2014 and 2013 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of January 1, 2013. The pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented. Only pro forma results for the three and nine months ended September 30, 2013 have been presented, as Windsor was acquired on January 1, 2014, and its results of operations have been included in our condensed consolidated financial statements from that date.

	Pro forma - unaudited
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
(in millions, except per share data)
Premium revenue	$2,768.5	$7,960.1
Net earnings	$80.1	$147.9
Earnings per share:
Basic	$1.84	$3.40
Diluted	$1.82	$3.36

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

In July 2011, the FASB issued ASU 2011-06, "Other Expenses – Fees Paid to the Federal Government by Health Insurers." This update addresses accounting for the annual fees mandated by the ACA. The ACA imposes an annual fee on health insurers, payable to the U.S. government, calculated on net premiums and third-party administrative agreement fees. The updated standard requires that the liability for the fee be estimated and accrued in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense. The fees are initiated for calendar years beginning January 1, 2014, and the amendments provided by this update become effective for calendar years beginning after December 31, 2013. We adopted this standard effective January 1, 2014. See additional discussion in 'ACA Industry Fee'.

2. ACQUISITIONS

Healthfirst NJ

On July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst NJ. The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements.

Based on the preliminary purchase price allocation, we allocated $10.8 million of the purchase price to identified intangible assets and recorded the excess of purchase price over the aggregate fair values of $16.2 million as goodwill. The recorded goodwill and other intangible assets related to the Healthfirst NJ acquisition are deductible for income tax purposes. It is possible that further adjustments could be made to the purchase price and allocations depending on the resolution of certain matters related to the purchase price, although we are unable to estimate the impact at this time.

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of September 30, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee, through which it served 37,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 45,000 members in 39 states as of September 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 105,000 beneficiaries as of September 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements. Windsor’s operations contributed premium revenue of $148.8 million and pre-tax income of $4.6 million for the three months ended September 30, 2014 and premium revenue of $477.3 million and a net pre-tax loss of $5.7 million, incl uding certain one-time costs for severance and integration, for the nine months ended September 30, 2014. We included the results of Windsor's operations from the date of acquisition in our condensed consolidated financial statements.

The following table summarizes the preliminary estimated fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$169.0
Investments	47.1
Premiums receivable, net	87.4
Other intangible assets	54.3
Pharmacy rebates receivable, net	32.2
Other assets	34.0
Deferred tax asset	32.9
Total assets acquired	456.9

Medical benefits payable	(110.9)
Accrued expenses and other payables	(76.9)
Deferred tax liability	(20.6)
Total liabilities assumed	(208.4)
Fair value of net assets acquired	$248.5

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $31.6 million. When assessing this result from an accounting perspective, we considered:

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

After consideration of all relevant factors, including those cited above, and verifying that all assets acquired and liabilities assumed were identified, we concluded that the excess fair value of $31.6 million constituted a bargain purchase gain in accordance with accounting rules related to business combinations. Approximately $28.3 million of the gain was recorded during the first quarter of 2014. Subsequently, an $11.1 million increase was recognized during the second quarter of 2014 reflecting refined estimates of the fair value of certain tax benefits acquired as part of the transaction, and a $7.8 million decrease in the gain was recognized during the three months ended September 30, 2014 for additional changes in the estimate of tax benefits, as well as estimated additional purchase price settlements with the seller. It is possible that further adjustments could be made to the gain depending on the resolution of certain matters related to the purchase price, although we are unable to estimate the impact at this time.

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

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013 and we included the results of Missouri Care's operations from the date of acquisition in our condensed consolidated financial statements. As of September 30, 2014, Missouri Care membership approximated 101,000.

We completed certain aspects of the accounting for the Missouri Care acquisition during the first quarter of 2014, and based on the final purchase price allocation, we allocated $10.2 million of the purchase price to identified tangible net assets and $7.1 million of the purchase price to identified intangible assets. We recorded the excess of purchase price over the aggregate fair values of $10.7 million as goodwill, which reflects a $7.7 million increase recognized during the first quarter of 2014. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for income tax purposes.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources. Prior to the Windsor acquisition on January 1, 2014, we identified three operating segments for our company: Medicaid, MA and PDP. In conjunction with the Windsor acquisition, we began offering Medicare Supplement products and we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and MA operations acquired as part of the Windsor acquisition together with our legacy MA plans. Accordingly, we include results for Medicare Supplement operations together with MA and renamed the segment as Medicare Health Plans. Similarly, we include the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and renamed the segment as Medicare PDPs. In addition, we renamed the Medicaid segment Medicaid Health Plans; however, there were no changes to the composition of this segment.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Kentucky	18%	15%	18%	14%
Georgia	13%	17%	13%	16%
Florida	15%	12%	13%	12%

Our primary Kentucky contract commenced in July 2011 and has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The first option term, through June 30, 2015, has been exercised.

In March 2014, the Georgia Department of Community Health ("Georgia DCH") amended our Georgia Medicaid contract to include two additional one-year renewal options, exercisable by the Georgia DCH, which could potentially extend the contract term to June 30, 2016. The Georgia DCH exercised its option in June 2014 to extend the term of our Georgia Medicaid contract until June 30, 2015.

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight out of the state's 11 regions under the new program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August.

Medicare Health Plans

Our Medicare Health Plans reportable segment includes the combined operations of both the MA and Medicare Supplement operating segments. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. We also offer Medicare Supplement policies in certain states.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Premium revenue:	(in millions)
Medicaid Health Plans	$2,127.9	$1,492.4	$5,631.2	$4,184.8
Medicare Health Plans	1,012.2	807.3	2,953.5	2,286.2
Medicare PDPs	256.2	195.9	926.3	604.3
Total premium revenue	3,396.3	2,495.6	9,511.0	7,075.3
Medical benefits expense:
Medicaid Health Plans	1,849.0	1,314.6	4,933.5	3,636.3
Medicare Health Plans	918.0	685.7	2,633.5	1,968.6
Medicare PDPs	229.6	144.4	893.8	543.0
Total medical benefits expense	2,996.6	2,144.7	8,460.8	6,147.9
ACA industry fee expense:
Medicaid Health Plans	20.4	—	60.6	—
Medicare Health Plans	11.4	—	34.0	—
Medicare PDPs	2.9	—	8.7	—
Total ACA industry fee expense	34.7	—	103.3	—
Gross margin
Medicaid Health Plans	258.5	177.8	637.1	548.5
Medicare Health Plans	82.8	121.6	286.0	317.6
Medicare PDPs	23.7	51.5	23.8	61.3
Total gross margin	365.0	350.9	946.9	927.4
Investment and other income	11.2	4.8	34.1	13.9
Other expenses	(306.7)	(248.9)	(888.8)	(734.5)
Income from operations	$69.5	$106.8	$92.2	$206.8

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding — basic	43,885,779	43,608,626	43,851,759	43,470,758
Dilutive effect of:
Unvested restricted stock, restricted stock units, market stock and performance stock units	293,316	330,283	282,535	352,161
Stock options	6,939	99,013	9,751	149,527
Weighted-average common shares outstanding — diluted	44,186,034	44,037,922	44,144,045	43,972,446
Anti-dilutive stock options, restricted stock and performance based awards excluded from computation	12,951	64,862	38,703	102,988

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.5	—	—	0.5
Corporate debt and other securities	112.7	0.2	(0.3)	112.6
Money market funds	41.4	—	—	41.4
Municipal securities	84.0	0.5	—	84.5
Variable rate bond fund	110.1	0.3	—	110.4
U.S. government securities	25.2	0.1	(0.1)	25.2
	$408.0	$1.1	$(2.2)	$406.9
December 31, 2013
Auction rate securities	$34.2	$—	$(2.4)	$31.8
Certificates of deposit	1.6	—	—	1.6
Corporate debt and other securities	104.5	0.1	(0.1)	104.5
Money market funds	43.4	—	—	43.4
Municipal securities	108.9	—	—	108.9
Variable rate bond fund	84.9	0.4	—	85.3
U.S. government securities	19.5	0.1	—	19.6
	$397.0	$0.6	$(2.5)	$395.1

Realized gains and losses on sales and redemptions of investments were not material for the three and nine months ended September 30, 2014 and 2013.

Contractual maturities of available-for-sale investments at September 30, 2014 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32.3	$—	$—	$—	$32.3
Certificates of deposit	0.5	0.5	—	—	—
Corporate debt and other securities	112.6	12.9	94.3	4.5	0.9
Money market funds	41.4	41.4	—	—	—
Municipal securities	84.5	23.7	54.0	6.8	—
Variable rate bond fund	110.4	110.4	—	—	—
U.S. government securities	25.2	3.1	22.0	—	0.1
	$406.9	$192.0	$170.3	$11.3	$33.3

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $32.3 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2014. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.5 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of September 30, 2014.

There were no material redemptions or sales of our auction rate securities during the three and nine months ended September 30, 2014 and September 30, 2013, and accordingly, gains and losses associated with our auction rate securities were not material during any of those periods.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Cash	$54.4	$—	$—	$54.4
Certificates of deposit	1.0	—	—	1.0
Money market funds	66.0	—	—	66.0
U.S. government securities	29.2	0.1	(0.1)	29.2
	$150.6	$0.1	$(0.1)	$150.6
December 31, 2013
Cash	$40.2	$—	$—	$40.2
Certificates of deposit	1.4	—	—	1.4
Money market funds	19.0	—	—	19.0
U.S. government securities	22.0	—	(0.1)	21.9
	$82.6	$—	$(0.1)	$82.5

Realized gains and losses on restricted investments were immaterial for the three and nine months ended September 30, 2014 and September 30, 2013.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $3.0 million and $5.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $9.2 million and $12.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014, there was $28.4 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $60.34 as of September 30, 2014 and amounted to approximately $9.8 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the nine months ended September 30, 2014, and the aggregate intrinsic value and weighted average remaining contractual term for stock options as of September 30, 2014, is presented in the table below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2014	31,381	$29.47
Granted	—	—
Exercised	(13,896)	21.47
Forfeited and expired	(1,407)	14.49
Outstanding as of September 30, 2014 (1)	16,078	$37.70	$0.4	1.1
(1)    All of the Company's outstanding stock options were vested and exercisable as of September 30, 2014.

A summary of RSU activity for the nine months ended September 30, 2014 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	259,836	$56.51
Granted	316,815	64.79
Vested	(85,287)	54.42
Forfeited and expired	(44,488)	59.76
Outstanding as of September 30, 2014	446,876	62.46

A summary of our MSU activity for the nine months ended September 30, 2014 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	83,889	$79.38
Granted	69,704	71.74
Vested	—	—
Forfeited and expired	(28,161)	77.89
Outstanding as of September 30, 2014	125,432	75.47

A summary of the activity for our PSU awards, which are subject to variable accounting, for the nine months ended September 30, 2014 is presented in the table below.

	PSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	288,487	$55.30
Granted	258,679	62.58
Vested	(62,640)	40.57
Forfeited and expired	(67,821)	60.72
Outstanding as of September 30, 2014	416,705	61.16

8. DEBT

Credit Agreement

In September 2014, we amended and restated our existing credit agreement (as amended and restated, the "Credit Agreement") to provide for a $300.0 million term loan (the “Term Loan”) in addition to the previously-existing senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides that up to $75.0 million may be used for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The Term Loan matures in September 2016, with no amortization payments or prepayment penalties. We are not able to re-borrow amounts repaid under the Term Loan. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the Prime Rate plus a spread between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio.

The Credit Agreement contains negative and financial covenants that limit certain activities of our company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) a minimum level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

We received net proceeds of $298.6 million in connection with the funding of the Term Loan and closing of the Credit Agreement in September 2014. The Term Loan is classified as long-term debt in the Company’s condensed consolidated balance sheet at September 30, 2014 based on its September 2016 maturity date. The interest rate on the Term Loan was 2.44% as of September 30, 2014.

As of September 30, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes (defined below).

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

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (together with the Base Indenture, the “Indenture”) each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

The Senior Notes are classified as long-term debt in the Company’s condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively, based on their November 2020 maturity date.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$21.6	$—	$21.6	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.5	—	0.5	—
Corporate debt securities	91.0	—	91.0	—
Money market funds	41.4	41.4	—	—
Municipal securities	84.5	—	84.5	—
U.S. government and agency obligations	25.2	19.8	5.4	—
Variable rate bond fund	110.4	110.4	—	—
Total investments	$406.9	$171.6	$203.0	$32.3
Restricted investments:
Cash	54.4	54.4	—	—
Certificates of deposit	1.0	—	1.0	—
Money market funds	66.0	66.0	—	—
U.S. government and agency obligations	29.2	29.2	—	—
Total restricted investments	$150.6	$149.6	$1.0	$—

Amounts accrued related to investigation resolution	$34.9	$—	$34.9	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$1.6	$—	$1.6	$—
Auction rate securities	31.8	—	—	31.8
Certificates of deposit	1.6	—	1.6	—
Corporate debt securities	102.9	—	102.9	—
Money market funds	43.4	43.4	—	—
Municipal securities	108.9	—	108.9	—
U.S. government securities	19.6	19.6	—	—
Variable rate bond fund	85.3	85.3	—	—
Total investments	$395.1	$148.3	$215.0	$31.8
Restricted investments:
Cash	$40.2	$40.2	$—	$—
Certificates of deposit	1.4	—	1.4	—
Money market funds	19.0	19.0	—	—
U.S. government securities	21.9	21.9	—	—
Total restricted investments	$82.5	$81.1	$1.4	$—

Amounts accrued related to investigation resolution	$70.3	$—	$70.3	$—

The following table presents the carrying value and fair value of our Senior Notes and Term Loan as of September 30, 2014, and our senior notes as of December 31, 2013:

	September 30, 2014	December 31, 2013
Long term debt	$900.0	$600.0
Approximate fair value of our long-term debt	907.7	615.0

The fair value of our Senior Notes was determined based on quoted market prices at September 30, 2014 and December 31, 2013, respectively, and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan at September 30, 2014 was determined based on a discounted cash flow analysis, and would therefore be classified within Level 2 of the fair value hierarchy.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the nine months ended September 30, 2014.

Balance as of January 1, 2014	$31.8
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	0.5
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of September 30, 2014	$32.3

10. INCOME TAXES

Our effective income tax rate for the three and nine months ended September 30, 2014 was 68.7% and 54.8%, respectively, compared to 40.1% and 36.0% for the corresponding periods in 2013. The higher 2014 effective rates reflect the impact of the non-deductible ACA industry fee, partially offset by the favorable impact of the Windsor bargain purchase gain. The effective tax rate was also lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded in prior periods.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we reversed $9.3 million of previously recorded tax expense from prior periods during the three months ended September 30, 2014. However, we are not able to conclude at this time that our tax position is more likely than not to be sustained upon IRS CAP review. Therefore, we recognized a liability for unrecognized tax benefits amounting to $9.3 million at September 30, 2014. The unrecognized tax benefit, if recognized, would reduce the effective tax rate.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, and related interest, was $34.9 million at September 30, 2014, all of which has been included in the current amounts payable related to the investigation resolution in the accompanying condensed consolidated balance sheet as of September 30, 2014.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two former associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals have filed notices of appeal and the government has filed notices of cross appeal. The fifth individual is expected to be tried in 2015.

We have also previously advanced legal fees and related expenses to these five individuals regarding disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these executives; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission are currently stayed.

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $179.4 million from the inception of the investigations to September 30, 2014. We incurred $8.6 million and $23.5 million of these legal fees and related expenses during the three and nine months ended September 30, 2014, respectively, and $5.7 million and $39.1 million for the same periods in 2013. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and other employment claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2014 (“2014 Form 10-Q") which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the reimbursement of the Affordable Care Act ("ACA") industry fee by state Medicaid programs, the timing of the launch of new programs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2014 Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), and in Part II, Item 1A of this 2014 Form 10-Q for a discussion of certain risks which could materially affect our business, financial condition, cash flows, results of operations and stock price. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of WellCare’s forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from WellCare’s forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, including due to sequestration, our ability to negotiate with our state Medicaid customers regarding reimbursement of the ACA industry fee, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timeline, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives may affect our premium revenue, ability to control our medical costs and other operating expenses. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, individuals, children, and the aged, blind and disabled, as well as prescription drug plans. As of September 30, 2014, we served approximately 4.0 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and nine months ended September 30, 2014. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

▪
Membership at September 30, 2014 increased by 1.2 million, or 42% and 43% , compared to December 31, 2013 and September 30, 2013, respectively, mainly driven by organic membership growth across all of our segments, primarily in our Medicare PDPs and Medicaid segments, and also from the acquisition of Windsor Health Group, Inc. ("Windsor"), which was completed on January 1, 2014. The Windsor acquisition accounted for increases of 82,000 and 105,000, in our Medicare and PDP segments, respectively. Excluding Windsor, membership at September 30, 2014 increased 36% year over year and 35% compared to December 31, 2013.

▪
Premiums increased 36% and 34% respectively for the three and nine months ended September 30, 2014, driven mainly by the increases in membership discussed above. The Windsor acquisition accounted for combined increases in Medicare and PDP segment revenue of $148.8 million and $477.3 million for the three and nine months ended September 30, 2014, respectively. Additionally, the increase was also driven by the favorable net impact of ACA industry fee reimbursement from our Medicaid state customers, Medicaid membership mix changes, partially offset by rate decreases in our Medicare segment and a lower rate in our PDP segment, consistent with our 2014 bids.

▪
Net Income for the three months ended September 30, 2014 declined 70% compared to the same period in 2013, resulting primarily from an increase in the medical benefit ratios for all three of our segments, the unreimbursed portion of the ACA industry fee, a $7.8 million decrease in the bargain purchase gain resulting from the Windsor acquisition, and higher interest expense. These factors were partially offset by higher revenues and lower administrative expenses as a percentage of total revenues. Results for the nine months ended September 30, 2014 declined 58% compared to the same period in 2013 due mainly to an increase in the medical benefit ratios for all three of our segments, the unreimbursed portion of the ACA industry fee, the recognition of $24.1 million in impairment and other charges, primarily related to Easy Choice Health Plan Inc. ("Easy Choice"), partially offset by $31.6 million from the Windsor bargain purchase gain.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have impacted, or are expected to impact, our 2014 results:

•
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s 11 regions as part of the state’s Managed Medical Assistance ("MMA") program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August. We are serving over 600,000 members in these regions as of September 30, 2014, compared to 394,000 members that we served in December 2013 under the prior Florida Medicaid program.

•
Effective January 1, 2014, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), which primarily relate to approximately 42,000 Healthfirst Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

•
In January 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of September 30, 2014, Windsor offered MA plans to 37,000 members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 45,000 members in 39 states as of September 30, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions to 105,000 members as of September 30, 2014. As a result, in 2014, we are offering MA plans in a total of 402 counties in 18 states.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $37.1 million and $93.9 million of reimbursement for the ACA industry fee as premium revenue in the three and nine months ended September 30, 2014, respectively.

•
In the 2014 plan year, we offer MA plans in a total of 210 counties in 14 states, excluding Windsor. In most of these counties, we offer dual special needs plans (“D-SNPs”) for those who are dually-eligible for Medicare and Medicaid.

•
In the 2015 plan year, we intend to offer MA plans in 376 counties in 15 states, including Windsor. We will no longer offer MA plans in the states of Arizona, Missouri and Ohio, which represent 23 counties and approximately 9,000 members as of September 30, 2014. In addition, this includes the departure from one county in Illinois and two counties in California in 2015.

•
Our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids, and within the de minimis range in nine other regions. For 2014, our basic plan is below the benchmarks in 30 regions, of the 33 regions bid, and within the de minimis range in two other regions.

•
In October 2014, WellCare received NCQA Quality Accreditation for its Medicaid and Medicare health plans in Georgia, Kentucky and Missouri. As of September 30, 2014, WellCare serves approximately 613,000 Medicaid and PeachCare for Kids® plan members, 30,000 Medicare Advantage plan members and 55,000 Medicare Prescription Drug Plan members in Georgia; approximately 408,000 Medicaid members, 5,000 Medicare Advantage plan members and 20,000 Medicare Prescription Drug Plan members in Kentucky; and approximately 101,000 MO Healthnet Managed Care members, 3,000 Medicare Advantage plan members and 28,000 Medicare Prescription Drug Plan members in Missouri.

•
The Centers for Medicare & Medicaid Services ("CMS") recently announced 2015 Medicare Advantage and PDP quality ratings, known as star ratings, which reflected improvement for several of WellCare's plans. The star rating for our Florida plan, which serves approximately 27% of our September 2014 Medicare Advantage membership, maintained its rating of 3.5 stars for 2015. Our California plan, which serves approximately 17% of our September 2014 Medicare Advantage membership, improved its star rating from 3 to 3.5.

Political and Regulatory Developments

Political Developments Impacting our Business

On April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014. This Act delayed until March 2015 the 24% reduction in Medicare payment rates that was supposed to take effect on April 1, 2014, as a result of the sustainable growth rate formula and replaced it with a 0.5% increase in payments through December 31, 2014. Unless further Congressional action is taken, the sustainable growth rate formula will reduce Medicare payment rates by 24% beginning April 1, 2015. The Act also delayed the implementation of the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD-10) prohibiting the Secretary of Health and Human Services from adopting the ICD-10 code sets prior to October 1, 2015.

Medicaid Health Plans

A number of states are evaluating new strategies for their Medicaid programs. Given ongoing fiscal challenges, economic conditions, and the success of Medicaid managed care programs over the long run, states continue to recognize the value of collaborating with managed care plans to deliver quality, cost-effective health care solutions.

Of the states in which we currently operate Medicaid plans, in 2014 Hawaii, Illinois, Kentucky, New Jersey and New York expanded Medicaid eligibility under the ACA, while Florida, Georgia, Missouri and South Carolina have stated their intention not to move forward with an expansion in 2015. If any of these states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

In Kentucky, we have received approximately 104,000 new members through September 30, 2014 as a result of the expansion of Medicaid eligibility. In addition, for coverage beginning July 1, 2014, members are able to choose among five statewide plans, instead of the previous two; however, our members are not being passively reassigned.
Medicare Health Plans

In April 2014, CMS stated that it would terminate those MA contracts that scored either a Part C or Part D star rating of less than three stars in each of the most recent three consecutive rating periods. Stand-alone PDP sponsor contracts would have been terminated if those contracts scored less than three stars in each of the most recent three consecutive rating periods. In September 2014, CMS announced that it would not terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2015. However, CMS could still exercise its authority and terminate those plans for the plan year 2016. Our MA plans in Louisiana and our Windsor MA plans, representing approximately 45,000 members as of September 30, 2014, could be terminated effective December 31, 2015 if their Part C and Part D star ratings are not at least three stars for the plan year 2016.

On April 7, 2014, CMS revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage compared with our 2014 rates.

In 2015, CMS will continue to tier payments based on the quality ratings of MA plans, paying less to plans scoring less than 5 stars on the CMS star quality rating scale. On average, our MA plans in 2013 were 3 stars. CMS has also confirmed the end of the quality bonus demonstration effective December 31, 2014. This means bonus payments to plans like WellCare, which achieve less than 4 stars on CMS’s 5 star scale, will no longer be made beginning in 2015.

Beginning in 2014, the ACA requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

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

Dual Eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles". For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. The ACA created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee for service basis. Each state demonstration is required to produce cost savings.

Thirteen states have been selected by CMS to implement a capitated Duals Demonstration Program; an additional four are implementing a Duals Demonstration Program on a fee-for-service basis and one state is doing both. Of the states that have signed agreements with CMS to implement a capitated Duals Demonstration Program, we operate D-SNPs in eight.

We have received preliminary approval to participate in the Duals Demonstration Programs in New York beginning January 1, 2015. Other states in which we operate, including Florida and Tennessee, are working toward greater integration of their Medicare and Medicaid programs outside of a demonstration program.

For those states in which we offer a D-SNP that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDPs could be reduced, depending on the program design, eligible populations and state implementation time frame.

Per CMS guidance, Part D auto assignments to another PDP will be limited to January 1, 2014, and January 1, 2015, for 2013 and 2014 demonstration states, respectively.

Health Insurance Exchanges

We plan to participate in the health insurance exchanges in 2015 in Kentucky and New York.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2014	2013	Percentage	2014	2013	Percentage
Revenues:	(Dollars in millions)
Premium	$3,396.3	$2,495.6	36.1%	$9,511.0	$7,075.3	34.4%
Investment and other income	11.2	4.8	133.3%	34.1	13.9	145.3%
Total revenues	3,407.5	2,500.4	36.3%	9,545.1	7,089.2	34.6%

Expenses:
Medical benefits	2,996.6	2,144.7	39.7%	8,460.8	6,147.9	37.6%
Selling, general and administrative	261.5	218.8	19.5%	735.7	637.6	15.4%
ACA industry fee	34.7	—	NMF	103.3	—	NMF
Medicaid premium taxes	21.3	17.0	25.3%	57.0	59.2	(3.7)%
Depreciation and amortization	14.4	11.0	30.9%	44.0	31.8	38.4%
Interest	9.5	2.1	352.4%	28.0	5.9	374.6%
Impairment and other charges	—	—	—%	24.1	—	NMF
Total expenses	3,338.0	2,393.6	39.5%	9,452.9	6,882.4	37.3%
Income from operations	69.5	106.8	(34.9)%	92.2	206.8	(55.4)%
Bargain purchase gain	(7.8)	—	NMF	31.6	—	NMF
Income before income taxes	61.7	106.8	(42.2)%	123.8	206.8	(40.1)%
Income tax expense	42.4	42.8	(0.9)%	67.9	74.4	(8.7)%
Net income	$19.3	$64.0	(69.8)%	$55.9	$132.4	(57.8)%
Effective tax rate	68.7%	40.1%	28.6%	54.8%	36.0%	18.8%

NMF - Not meaningful

Membership

	September 30, 2014		December 31, 2013		September 30, 2013
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,252,000	55.8%	1,759,000	61.8%	1,757,000	62.1%
Medicare Health Plans	416,000	10.3%	290,000	10.2%	283,000	10.0%
Medicare PDPs	1,369,000	33.9%	797,000	28.0%	784,000	27.8%
Total	4,037,000	100.0%	2,846,000	100.0%	2,824,000	99.9%

As of September 30, 2014, we served approximately 4,037,000 members, an increase of approximately 1,191,000 members, or 42%, compared to December 31, 2013, and an increase of approximately 1,213,000 members, or 43%, compared to September 30, 2013. The growth in 2014 was mainly driven by organic membership growth across all of our segments, primarily in our Medicaid and Medicare PDPs segments, and the Windsor acquisition. Membership discussion by segment follows:

•
Medicaid Health Plans. Medicaid Health Plans segment membership increased by 495,000, or 28% year over year, to 2.3 million members as of September 30, 2014. The increase resulted mainly from organic growth in the Florida, Kentucky, and Georgia programs. Florida membership increased mainly due to our participation in the MMA program, which commenced implementation on May 1, 2014, while Kentucky membership increased mainly due to Kentucky's participation in the 2014 Medicaid expansion. Additionally, 42,000 members were transferred to our Medicaid plan in New Jersey as a result of the Healthfirst acquisition.

•
Medicare Health Plans. Segment membership as of September 30, 2014 increased by 133,000 year over year, or 47%, to 416,000 members. MA plans membership as of September 30, 2014 was 371,000, an increase of 88,000 members, or 31%. Membership increased primarily from the Windsor acquisition, which contributed approximately 37,000 MA and 45,000 Medicare Supplement program members as of September 30, 2014, as well as an increase resulting from the 2014 annual election period due to our continued focus on dual-eligible beneficiaries and expansion into new counties.

•
Medicare PDPs. Membership as of September 30, 2014 increased 585,000 year over year, or 75%, to 1.4 million members. The increase primarily was due to the outcome of the 2014 bids, as well as the inclusion of membership from the Windsor acquisition, which accounted for 105,000 of the increase.

Net Income

For the three months ended September 30, 2014, net income decreased $44.7 million, or 70%, compared to the same period in 2013. The decline is mainly attributable to higher medical benefits ratios in all of our segments, the unreimbursed portion of ACA industry fees imposed on the health insurers effective January 1, 2014, a reduction to the bargain purchase gain related to the Windsor acquisition, and higher interest expense. These factors were partially offset by an increase in premiums stemming from organic membership growth and acquisitions, and lower administrative expenses as a percentage of total revenues.

For the nine months ended September 30, 2014, net income decreased $76.5 million, or 58%, compared to the prior year mainly due to higher medical benefits ratios in all of our segments, including the recognition of higher unfavorable prior period reserve development that mainly impacted our Medicaid segment, the unreimbursed portion of ACA industry fees, as well as the recognition of $24.1 million in impairment and other charges, which mainly related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). These decreases were partially offset by the increase in premiums from organic membership growth and acquisitions, lower administrative expenses as a percentage of total revenues and the Windsor bargain purchase gain, which amounts to $31.6 million for the nine months ended September 30, 2014.

Outlook

We expect our net income for the year ended December 31, 2014 to be substantially lower than net income in the prior year due mainly to increases in the 2014 medical benefits ratios for all of our segments and impairment and other charges, partially offset by the Windsor bargain purchase gain. In addition, we are expecting additional selling, general and administrative ("SG&A") expense due to greater membership, growth initiatives, and quality, service and productivity infrastructure investments, partially offset by productivity gains. Our results will also be impacted by the unreimbursed portion of the new ACA industry fee expense and increased interest expense due to the issuance of $600.0 million in senior notes in November 2013 and a $300.0 million term loan in September 2014.

Premium Revenue

Premium revenue increased by approximately $900.7 million for the three months ended September 30, 2014, or 36%, compared to the same period in 2013. The increase mainly reflects the impact of organic membership growth across all of our segments and the Windsor acquisition. The Windsor acquisition accounted for combined increases in Medicare and PDP segment revenue of $148.8 million for the three months ended September 30, 2014. Additionally, the increases were due to the impact of ACA industry fee reimbursement from our Medicaid state customers, as well as the favorable net impact of Medicaid membership mix changes, partially offset by rate decreases in our Medicare segment and a lower rate in our PDP segment, consistent with our 2014 bids.

Premium revenue increased $2.4 billion for the nine months ended September 30, 2014, or 34% compared to the same period in 2013, due mainly to the impact of organic membership growth and the Windsor acquisition, which accounted for combined increases in Medicare and PDP segment revenue of $477.3 million for the nine months ended September 30, 2014. In addition to the factors impacting the increase for the three-month period, the increase for the nine-month period is also due to the benefit of a full nine months of premiums for our South Carolina and Missouri Medicaid plans that were acquired in the first quarter of 2013.

Outlook

We now expect our consolidated premium revenue, not including premium taxes or Medicaid state ACA industry fee reimbursement, in 2014 to be between $12.7 and $12.8 billion. The Company previously anticipated premium revenue to be between $12.3 and $12.4 billion. The increase results mainly from increased growth outlooks for all of our segments.

Medical Benefits Expense

Medical benefits expense increased 40% and 38% for the three and nine months ended September 30, 2014, respectively, due primarily to increased membership across all our segments, and higher current period medical and pharmacy costs, including higher medical costs associated with the Florida MMA program, which is currently operating at an MBR that is higher than our 2013 performance in the state. For the three months ended September 30, 2014, prior period reserve development amounted to a favorable $16.6 million, mainly associated with the Medicaid segment, compared to unfavorable development of $47.5 million for the same period in 2013. For the nine months ended September 30, 2014, prior period reserve development amounted to an unfavorable $46.2 million, mainly related to the Medicaid and Medicare Health Plans segments, compared to an unfavorable amount of $7.1 million for the 2013 period.

Favorable prior period reserve development for the three months ended September 30, 2014 includes approximately $15.4 million of favorable development related to prior fiscal years, as well as $1.2 million of favorable development related to the first and second quarters of 2014. Unfavorable development for the three months ended September 30, 2013 included approximately $16.3 million of unfavorable development related to prior fiscal years and $31.2 million of unfavorable development related to the first half of 2013. The favorable development recognized in the three months ended September 30, 2014 was due mainly to lower than projected medical costs, mainly in our Medicaid Health Plans segment. Unfavorable development for the nine months ended September 30, 2014 mainly related to the Medicaid Health Plans and Medicare Health Plans segments.

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

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
SG&A expense	$261.5	$218.8	$735.7	$637.6
Adjustments:
Investigation-related litigation and other resolution costs	(0.3)	(0.5)	(1.1)	(1.9)
Investigation-related administrative costs	(10.4)	(6.8)	(28.2)	(46.6)
Total investigation-related litigation and other resolution costs	(10.7)	(7.3)	(29.3)	(48.5)
SG&A expense, excluding investigation-related litigation and other resolution costs	$250.8	$211.5	$706.4	$589.1
SG&A ratio (1)	7.7%	8.8%	7.7%	9.0%
Adjusted SG&A ratio (2)	7.5%	8.5%	7.5%	8.4%

(1) SG&A expense, as a percentage of total premium revenue.
(2) SG&A expense, as a percentage of total premium revenue, excluding premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs.

Excluding total investigation-related litigation and other resolution costs, our SG&A expense for the three and nine months ended September 30, 2014 increased approximately $39.3 million, or 19%, and $117.3 million, or 20%, respectively, compared to the same periods in 2013. SG&A expense increased mainly due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. These cost increases were partially offset by improvements in operating efficiency. Our SG&A ratio was 7.7% for both the three and nine month periods ended September 30, 2014 compared to 8.8% and 9.0% for the same periods in 2013. Our adjusted SG&A ratio, which is adjusted for premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs, for both the three and nine months ended September 30, 2014 was 7.5%, compared to 8.5% and 8.4% for the three and nine months ended September 30 2013, respectively. The decrease in the 2014 ratio compared to 2013 resulted from improved operating leverage, productivity gains and lower compensation expense related to reduced management incentive compensation, offset in part by investments in operational infrastructure and growth initiatives.

Outlook

We expect that our adjusted SG&A ratio for the full year 2014 will be between approximately 7.7% to 7.8%. The decrease compared to our prior expectation is a result of improved operating leverage and productivity gains, due to the increased premium growth, our information technology expenditures costing less than anticipated, delays in our ability to hire additional medical management personnel and a reduced compensation expense related to bonuses as a result of our lower than anticipated projected net income for the year ended December 31, 2014. Our organic growth, expenditures for the Florida MMA implementation, desired quality, service and productivity improvements and the Windsor integration are driving a need for certain investments and expenditures. We are also making investments to meet the needs of our state and federal customers resulting from implementation of the ACA.

ACA Industry Fee

For the three and nine months ended September 30, 2014, we recorded $34.7 million and $103.3 million, respectively, of non-deductible expense for the ACA industry fee, based on our estimated share of total 2013 health insurance industry premiums. We were assessed $137.7 million of non-deductible expense for the ACA industry fee expense for the year ended December 31, 2014, and we paid the total $137.7 million obligation for such fees to the Internal Revenue Services ("IRS") in September 2014. As discussed in Key Developments and Accomplishments, we currently have received amendments, written agreements or other documentation from all of our state Medicaid customers that commit them to reimburse us for substantially all of the impact of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes for 2014.

Outlook

Due to the increase in the total fee to be levied on the health insurance industry from $8 billion in 2014 to $11.3 billion in 2015, and the expected increase in our share of total industry premiums, we expect our assessment for the ACA industry fee in 2015 will increase between 65% to 75% compared to 2014.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three and nine months ended September 30, 2014 were $21.3 million and $57.0 million, respectively, compared to $17.0 million and $59.2 million for the same periods in 2013. As of September 30, 2014, our Medicaid contracts with Georgia, Hawaii, New Jersey and New York included tax assessments on Medicaid premiums.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2014 was $14.4 million and $44.0 million, respectively, compared to $11.0 million and $31.8 million for the corresponding periods in 2013. The increase in the 2014 periods compared to 2013 is due primarily to incremental amortization related to the intangible assets acquired in conjunction with the Windsor acquisition, which was completed on January 1, 2014, and the Healthfirst NJ acquisition completed on July 1, 2014. Additionally, amortization for the nine months ended September 30, 2014 was impacted by a full nine months' of amortization related to the Missouri Care and WellCare of South Carolina, Inc. ("WCSC") acquisitions, which were completed during the first quarter of 2013.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $9.5 million and $28.0 million, respectively, compared to $2.1 million and $5.9 million for the same periods in 2013. The increase in the 2014 periods compared to 2013 was primarily driven by higher average debt levels during 2014, as we issued $600 million of 5.75% senior notes in November 2013.

Impairment and Other Charges

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, $18.0 million of which primarily relates to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice. The impairment resulted primarily from estimated fair values of the intangible assets that were below the book values of such assets. The estimated fair values of these assets were determined based on an income valuation approach using assumptions appropriate for likely market participants. The estimated fair values reflect a significant decline in anticipated long-term profitability, mainly resulting from an inability to improve the medical cost structure to the degree that was previously estimated and the inability to achieve certain administrative cost savings, as a result of certain developments during the quarter. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated with the purchase of our Arizona MA plan after we concluded during the three months ended June 30, 2014, to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize such charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

Bargain Purchase Gain

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired has exceeded the total consideration payable to the seller by approximately $31.6 million as of September 30, 2014. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting  rules related to business combinations. Approximately $28.3 million of the gain was recorded during the first quarter of 2014. Subsequently, an $11.1 million increase was recognized during the second quarter of 2014 reflecting refined estimates of the fair value of certain tax benefits acquired as part of the transaction, and a $7.8 million decrease in the gain was recognized during the three months ended September 30, 2014 for additional changes in the estimate of tax benefits acquired, as well as estimated additional purchase price settlements with the seller. It is possible that further adjustments could be made to the gain depending on the resolution of certain matters related to the purchase price, but we are unable to estimate the impact at this time.

Income Tax Expense

Our effective income tax rate on pre-tax income was 69% and 55% for the three and nine months ended September 30, 2014, respectively, compared to 40% and 36% for the corresponding periods in 2013. The higher 2014 effective rates reflect the impact of the non-deductible ACA industry fee, partially offset by the favorable impact of the Windsor bargain purchase gain. The effective tax rate was also lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012.

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

Segment Financial Performance Measures

In conjunction with the Windsor acquisition, we reassessed our segment reporting practices during the three months ended March 31, 2014, and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and Medicare Advantage operations acquired as part of the Windsor acquisition together with MA. Accordingly, we include results for Medicare Supplement operations together with MA and renamed the segment Medicare Health Plans. Similarly, we include the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and renamed the segment Medicare PDPs. No changes were made to the composition of our Medicaid segment, but we renamed the segment Medicaid Health Plans.

Our primary tools for measuring profitability of our reportable operating segments are premium revenue, gross margin and MBR. Beginning in 2014, the ACA imposes an annual premium-based health insurance industry fees on health insurers. Since the timing of revenue recognition for state Medicaid reimbursement of the ACA industry fee has been delayed and has not matched the expense recognition of the fee, and MA and PDP rates will not be adjusted for the ACA industry fee, we have determined to include the ACA industry fee expense in measuring the profitability of our reportable operating segments. Accordingly, gross margin has been redefined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursement.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2014	2013	Percentage	2014	2013	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$258.5	$177.8	45.4%	$637.1	$548.5	16.2%
Medicare Health Plans	82.8	121.6	(31.9)%	286.0	317.6	(9.9)%
Medicare PDPs	23.7	51.5	(54.0)%	23.8	61.3	(61.2)%
Total gross margin	365.0	350.9	4.0%	946.9	927.4	2.1%
Investment and other income	11.2	4.8	133.3%	34.1	13.9	145.3%
Other expenses	(306.7)	(248.9)	23.2%	(888.8)	(734.5)	21.0%
Income from operations	$69.5	$106.8	(34.9)%	$92.2	$206.8	(55.4)%

Medicaid Health Plans

Our Medicaid segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of September 30, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving South Carolina members on February 1, 2013, Missouri Care members on April 1, 2013 and New Jersey members on January 1, 2014. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Impacting Our Results

•
Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of Florida’s MMA program. Three additional regions were implemented in June, one in July and one in August, completing the implementation in all eight regions we serve. As of September 30, 2014, we were serving over 600,000 members in these regions, compared to the 394,000 members that we served in December 2013. Our anticipated Florida MMA premium is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however, we have also incurred higher medical expense compared to our previous expectations, reflecting slower than anticipated medical expense improvement during the initial months of this program. Consistent with past implementation of new programs, we are pursuing improvements to care management and expect to pursue increased reimbursement in order to enhance the financial performance of the MMA program. Care management improvements include improving reimbursement terms and collaboration models in certain of our provider contracts, terminating certain providers when we could not achieve an appropriate cost structure or an agreement to collaborate, adding clinical resources into the local health plan, and embedding nurses in some high volume facilities.

•	Effective January 1, 2014, our Kentucky program began serving new members associated with Kentucky's 2014 ACA Medicaid expansion. Such membership totaled 104,000 as of September 30, 2014.

•
Effective January 1, 2014, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst NJ, which primarily relate to the approximate 42,000 Healthfirst Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as to certain provider agreements that transferred to us. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $37.1 million and $93.9 million reimbursement as premium revenue in the three and nine months ended September 30, 2014, respectively.

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(Dollars in millions)
Premium revenue (1)	2,069.5	1,475.4	40.3%	5,480.3	4,125.6	32.8%
Medicaid premium taxes (1)	21.3	17.0	25.3%	57.0	59.2	(3.7)%
Medicaid state ACA industry fee reimbursement (1)	37.1	—	NMF	93.9	—	NMF
Total premiums	2,127.9	1,492.4	42.6%	5,631.2	4,184.8	34.6%
Medical benefits expense	1,849.0	1,314.6	40.7%	4,933.5	3,636.3	35.7%
ACA industry fee	20.4	—	NMF	60.6	—	NMF
Gross margin	258.5	177.8	45.4%	637.1	548.5	16.2%

Medicaid MBR, including premium taxes and Medicaid state ACA industry fee reimbursements	86.9%	88.1%	(1.2)%	87.6%	86.9%	0.7%
Impact of:
Medicaid premium taxes	0.9%	1.0%		0.9%	1.2%
Medicaid state ACA industry fee reimbursement	1.5%	—		1.5%	—
Medicaid MBR (1)	89.3%	89.1%	0.2%	90.0%	88.1%	1.9%

Medicaid membership at end of period:
Florida	703,000	474,000	48.3%
Georgia	613,000	552,000	11.1%
Kentucky	408,000	291,000	40.2%
Other states	528,000	440,000	20.0%
Total Medicaid membership	2,252,000	1,757,000	28.2%

NMF - Not meaningful

(1)
MBR measures the ratio of our medical benefits expense to premium revenue excluding reimbursement for Medicaid premium taxes and Medicaid state ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and ACA industry fee impacts are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes and Medicaid state ACA industry fee reimbursements are included in premium revenue.

Excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursements, Medicaid premium revenue for the three and nine months ended September 30, 2014 increased 40% and 33%, respectively, when compared to the same periods in 2013. The increase in premium revenues for both periods was driven mainly by increased membership in Florida due to organic growth and participation in the Florida MMA program, which commenced implementation on May 1, 2014, and in Kentucky, primarily from participation in the ACA Medicaid expansion and the additional members received following a competitor's exit from the Kentucky program on July 6, 2013. Also contributing to the increase was the net favorable impact of changes in the geographic and demographic mix of members, higher per member per month ("PMPM") rates related to the Florida MMA membership and growth in New Jersey resulting from expansion and the Healthfirst acquisition. The increase for the nine months ended September 30, 2014 also reflect the benefit of a full nine months' membership from the South Carolina and Missouri Care Medicaid acquisitions completed during the first quarter of 2013. These increases were partially offset by our exit from the Ohio Medicaid program effective July 1, 2013.

Medical benefits expense for the three and nine months ended September 30, 2014 increased by approximately 41% and 36%, respectively, when compared to the same periods in 2013, mainly driven by the increase in membership, higher current period medical and pharmacy costs, and higher medical costs associated with for the Florida MMA program, which is currently operating at an MBR that is higher than our 2013 performance in the state. The increase for the nine months ended September 30, 2014 also reflects recognition of unfavorable prior period reserve development and a full nine months' membership from the South Carolina and Missouri Medicaid acquisitions completed during the first quarter of 2013. Increases for the three months ended September 30, 2014 were partially offset by the recognition of favorable prior period reserve development in 2014 compared to unfavorable prior period reserve development in 2013. Our Medicaid Health Plan segment MBR, excluding the impact of premium taxes and ACA industry fee reimbursement, increased by 20 basis points and 190 basis points for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to the impact of higher current period medical and pharmacy costs and higher cost associated with Florida MMA program. Pharmacy costs include increased spending on hepatitis C drugs as a result of the new, expensive drugs that recently came to market as well as other pharmacy cost increases. Partially offsetting the increases in the MBR for the three months ended September 30, 2014 was the favorable prior period reserve development recognized in 2014 compared to the unfavorable prior period reserve development in 2013. The increase in year-to-date MBR was due in part to unfavorable prior period reserve development.

Outlook

•
We expect the Medicaid Health Plans segment MBR in 2014 to be in the range of approximately 90.00% to 90.50%, compared to 88.2% percent in 2013. The expected increase in MBR in 2014 is principally due to unfavorable prior period reserve development recognized in the first nine months of 2014 and the implementation of the Florida MMA program, which is currently operating at an MBR that is higher than our 2013 performance in the state.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of September 30, 2014, we operated our MA CCPs in Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. We also offer Medicare Supplement policies in 39 states.

Impacting Our Results

•
Our MA business is being subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments is continuing in 2014 and will extend through 2023, and our results of operations are being and will continue to be negatively impacted. In addition, CMS implemented revised 2014 benchmark rates, which resulted in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. CMS also made changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration, which is being phased in over the 2014 and 2015 plan years. Also, CMS implemented an MA coding intensity reduction of 4.91% for payment year 2014. This new risk adjustment model included an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members. Our MA premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

•
For the 2014 plan year, we offer MA plans in a total of 210 counties in 14 states, excluding Windsor. We offer D-SNPs for those who are dually eligible for Medicare and Medicaid in most of the MA markets we serve.

•
As a result of the Windsor acquisition, we serve approximately 37,000 MA members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee as of September 30, 2014. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 45,000 members in 39 states as of September 30, 2014.

Medicare Health Plans Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,012.2	$807.3	25.4%	$2,953.5	$2,286.2	29.2%
Medical benefits expense	918.0	685.7	33.9%	2,633.5	1,968.6	33.8%
ACA industry fee	11.4	—	NMF	34.0	—	NMF
Gross margin	$82.8	$121.6	(31.9)%	$286.0	$317.6	(9.9)%
MBR	90.7%	84.9%	5.8%	89.2%	86.1%	3.1%
Membership	416,000	283,000	47.0%

Medicare premium revenue for the three and nine months ended September 30, 2014 increased 25% and 29%, respectively, when compared to the same periods in 2013. Slightly more than half of the increase resulted from organic membership growth in Florida, California, New York and Texas, while the Windsor acquisition drove most of the remaining increase in both the three and nine months ended September 30, 2014. Partially offsetting these increases was the impact of CMS premium rate decreases compared to 2013.

Medical benefits expense for both the three and nine months ended September 30, 2014 increased by approximately 34% when compared to the same periods in 2013. The increase in both periods was mainly driven by the increase in membership discussed above. The Medicare Health Plans segment MBR increased by 580 basis points and 310 basis points for the three and nine months ended September 30, 2014, respectively, resulting mainly from the impact of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013, partially offset by changes to plan benefit designs and cost sharing terms in 2014 compared with 2013, as well as our ongoing medical cost management initiatives.

Outlook

•
We expect the Medicare Health Plans segment MBR to be in the range of approximately 88.75% and 89.25% in 2014 compared to 86.6% in 2013. The increase is due mainly to unfavorable prior period reserve development recognized during the first half of 2014 and utilization in the Windsor MA plans and certain other markets that is higher than we expected. We expect that the performance of our Windsor plans will improve relative to the first half of 2014, as certain planned medical management and expense initiatives take effect.

•
In 2015, we plan to serve Medicare eligibles in 376 counties in 15 states, compared to 402 counties in 18 states in 2014, including Windsor. We will no longer be offering an MA plan in the states of Arizona, Missouri or Ohio, which represent 23 of our current counties and 9,000 members as of September 30, 2014. In addition, this includes the departure from two counties in California and one county in Illinois.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of September 30, 2014, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us and those who actively choose our PDPs impact the segment MBR pattern across periods.

Impacting Our Results

▪
Our Medicare PDP business has been subject to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments continued in 2014 and will extend through 2023, and so our results of operations have been, and will continue to be, negatively impacted. In addition, our PDP premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

▪
Based on the outcome of our 2014 stand-alone PDP bids, our plans are below the benchmarks in 30 of the 34 CMS regions and within the de minimis range of the benchmark in two other CMS regions. Comparatively, in 2013, our plans were below the benchmark in 14 regions and within the de minimis range in five other regions. In 2014, we are being auto-assigned newly eligible members into our plans for the 30 regions that are below the benchmark. Membership has increased to approximately 1.4 million as of September 30, 2014, from 757,000 as of December 31, 2013. We expect membership to continue to grow organically during the remaining months of 2014.

Medicare PDPs Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$256.2	$195.9	30.8%	$926.3	$604.3	53.3%
Medical benefits expense	229.6	144.4	59.0%	893.8	543.0	64.6%
ACA industry fee	2.9	—	NMF	8.7	—	NMF
Gross margin	$23.7	$51.5	(54.0)%	$23.8	$61.3	(61.2)%
MBR	89.6%	73.7%	15.9%	96.5%	89.9%	6.6%
Membership	1,369,000	784,000	74.6%

Medicare PDP premium revenue for the three and nine months ended September 30, 2014 increased 31% and 53%, respectively, compared to the same periods in 2013, primarily due to the increase in membership, which includes 105,000 members from the Windsor acquisition, and the outcome of our 2014 bids, which reflects a lower average premium per member. PDP MBR for the three and nine months ended September 30, 2014 increased 1,590 basis points and 660 basis points, respectively, compared to the same periods in 2013 mainly due to higher drug unit costs, increased utilization of branded and specialty medications and the outcome of our 2014 bids. PDP MBR for the nine months ended September 30, 2014 was also impacted by CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013.

Outlook

•
We currently anticipate our PDP segment MBR for 2014 will be in the range of approximately 92.00% to 93.00%, up from 86.5% in 2013. The expected year-over-year increase results mainly from higher drug unit costs and higher utilization of branded and specialty medications among members who enrolled in our plans in 2014, partially offset by the realignment of our benefit plans and cost structure, including the launch of our preferred pharmacy network.

•
Our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids, and within the de minimis range in nine other regions. We expect that our membership will decrease in 2015 compared to 2014 as those PDP members who were auto assigned to us in regions where our plans are not below or within the de minimis range will be assigned to other plans.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments," respectively. Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1.5 billion as of September 30, 2014, which was a slight increase from $1.4 billion at December 31, 2013. Year-to-date unrestricted regulated cash activity included the impact of cash provided by operations, cash acquired as part of the Windsor acquisition and $72.0 million of contributions received from the Parent and non-regulated subsidiaries, partially offset by $68.0 million of dividends paid to the unregulated subsidiaries.

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

Unregulated cash, cash equivalents and investments was approximately $458.4 million as of September 30, 2014, a $36.7 million decrease from a balance of $495.1 million as of December 31, 2013. The decrease resulted mainly from funding required for various subsidies and other payments due to the Company from CMS associated with PDPs and MA plans, $72.0 million of capital contributions made to certain regulated subsidiaries and payment of certain investigation resolution costs and other related costs. These decreases were partially offset by the $298.6 million in net proceeds from the Term Loan received in September 2014 and $68.0 million of dividends received from regulated subsidiaries. The CMS subsidies and payments include, among others, the catastrophic reinsurance subsidy and various premium and cost sharing subsidies for low income members, as well as the CMS risk corridor. Growth in our PDP and MA membership and high drug unit costs has resulted in higher subsidy payments compared with our bids and prior years, and our unregulated cash will continue to be used to fund these receivables until they are settled with CMS, which we expect to occur in October 2015.

Outlook

Our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy.

Auction Rate Securities

As of September 30, 2014, $32.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2014 Form 10-Q, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, while two of our auction rate securities currently carry investment grade ratings and one auction rate security has a credit rating below investment grade, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$179.4	$229.7
Net cash provided by (used in) investing activities	45.0	(153.3)
Net cash (used in) provided by financing activities	(156.4)	213.7
Total net increase in cash and cash equivalents	$68.0	$290.1

Net Cash Provided by Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The decrease in cash flow from operating activities for the nine months ended September 30, 2014, compared to the same period in 2013 mainly resulted from the $137.7 million ACA industry fee payment remitted to the IRS during September 2014, as well as the timing of certain receipts and increased medical benefits costs, partially offset by the increase in premiums associated with the growth in membership. Operating cash flows for the nine months ended September 30, 2014 were negatively impacted by a $36.5 million payment made to the Civil Division, compared to $37.6 million in payments remitted to the Civil Division during the first half of 2013.

Net Cash Provided by (Used In) Investing Activities

During the nine months ended September 30, 2014, cash provided by investing activities increased mainly due to $117.0 million of net cash acquired from acquisitions, mainly relating to the Windsor acquisition. Cash acquired from the Windsor acquisition was partially offset by cash paid for the acquisition of Healthfirst NJ, as well as payments made to settle certain previous acquisitions. Excluding acquisitions, cash and investment activities primarily reflect our investment in marketable securities and restricted investments of approximately $359.2 million and purchases of property and equipment of $46.4 million, partially offset by $333.6 million of proceeds from maturities of marketable securities and restricted investments.

During the nine months ended September 30, 2013, cash used in investing activities primarily reflects our investment in marketable securities and restricted investments of approximately $396.3 million and purchases of property and equipment of $48.9 million, partially offset by $332.4 million of proceeds from maturities of marketable securities and restricted investments. Cash consideration paid for acquisitions, net of cash acquired, was $40.5 million in 2013 related to the WCSC and Missouri Care acquisitions.

Net Cash (Used In) Provided By Financing Activities

Net cash used in or provided by financing activities is mainly impacted by net funds received or paid for the benefit of members of our MA and PDP plans and debt related activity. Net funds paid for the benefit of members was approximately $452.0 million for the nine months ended September 30, 2014, compared to funds received of $7.2 million during the same period in 2013. These funds represent the net amounts of subsidies received from CMS, and the related prescription drug benefits we paid, in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program for which we assume no risk. The decrease in cash flow in 2014 is due mainly to funding for the benefit of MA and PDP plan members stemming from increased drug costs. Financing cash activity for 2014 also includes $298.6 million in net proceeds from debt resulting from the $300.0 million Term Loan issued during September 2014, while in 2013 we received net proceeds from additional borrowings under our senior secured credit agreement of $228.5 million.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into by us on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (the "Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $34.9 million at September 30, 2014.

Capital Resources

Credit Agreement

In September 2014, we amended and restated our existing credit agreement (as amended and restated, the "Credit Agreement") to provide for a $300.0 million term loan (the “Term Loan”), in addition to the previously-existing senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides that up to $75.0 million may be used for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the

Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The Term Loan matures in full in September 2016, with no amortization payments or prepayment penalties. We are not able to reborrow amounts repaid under the Term Loan. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread of between 1.50% and 2.625%, or a rate equal to the Prime Rate plus a spread of between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio.

The Credit Agreement contains negative and financial covenants that limit certain activities of our company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) a minimum level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

We received net proceeds of $298.6 million in connection with the funding of the Term Loan and the closing of the Credit Agreement in September 2014. The Term Loan is classified as long-term debt in the Company’s condensed consolidated balance sheet at September 30, 2014 based on its September 2016 maturity date. The interest rate on the Term Loan was 2.44% as of September 30, 2014.

Additionally, in November 2013, we terminated our 2011 credit agreement in connection with our entry into the Credit Agreement described above. All amounts outstanding under the 2011 credit agreement were paid in full on November 14, 2013.

As of September 30, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes (defined below).

Senior Notes

In November 2013, we completed the offer and sale of $600.0 million in principal amount of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). We received net proceeds of $587.9 million upon issuance of the Senior Notes, after deduction of approximately $12.1 million incurred in debt issuance costs. The Senior Notes will mature on November 15, 2020, with interest on the Senior Notes payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2014. We used a portion of the net proceeds from the offering to repay the full $336.5 million outstanding under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions.

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

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. As of September 30, 2014, our operating HMO and insurance company subsidiaries in all states except California, New York and Florida were subject to RBC requirements. The RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level ("ACL"), which represents the amount of capital required to support the regulated entity's business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain a minimum of the greater of 200% of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Our subsidiaries operating in Texas, Tennessee and Ohio are required to maintain statutory capital at RBC levels equal to 225%, 300% and 300%, respectively, of the applicable ACL. Failure to maintain these requirements would trigger regulatory action by the state. At September 30, 2014, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

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

In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $68.0 million in dividends from our regulated subsidiaries during the nine months ended September 30, 2014.

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

We receive premiums from CMS and state agencies on a PMPM basis for the members that are assigned to, or have selected, us to provide health care services under our Medicare and Medicaid contracts. We recognize premium revenue in the period in which we are obligated to provide services to our members. CMS and state agencies generally pay us in the month in which we provide services. We record premiums earned, but not received, as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. Member premiums are recognized as revenue in the period of service. We reduce recorded premium revenue and member premiums receivable by the amount we estimate may not be collectible, based on our evaluation of historical trends. We also routinely monitor the collectability of premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amount we estimate may not be collectible. We report premiums receivable, net of an allowance for uncollectible premiums receivable, which was $22.2 million and $15.8 million, at September 30, 2014 and December 31, 2013, respectively. Historically, the allowance for member premiums receivable has not been material relative to consolidated premium revenue.

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

We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk-adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. Additionally, the data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $134.7 million and $107.2 million as of September 30, 2014 and December 31, 2013, respectively.

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

Beginning in 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

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

In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the fixed fee PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months' utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, submission timeliness and claims' processing.

These considerations are reflected in the trends in our medical benefits expense. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions may impact our ability to accurately estimate historical completion factors or medical cost trends. Medical cost trends potentially are more volatile than other segments of the economy. Management uses considerable judgment in determining medical benefits expense trends and other actuarial model inputs. The cumulative effect of prior period reserve development in 2013 was a favorable $3.0 million; however, we recognized unfavorable prior period reserve development in three of four quarters in 2013, and in the first and second quarters of 2014. Based on the unfavorable prior period reserve development experience over these quarters, we have refined certain of these assumptions, resulting in increased current period medical benefits costs incurred. We believe that the amount of medical benefits payable as of September 30, 2014 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the quarter ended September 30, 2014 were decreased by 1%, our net income would decrease by approximately $102.0 million. If the completion factors were increased by 1%, our net income would increase by approximately $99.6 million.

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

Favorable prior period reserve development amounted to $16.6 million for the quarter ended September 30, 2014, which includes $15.4 million of favorable development related to prior fiscal years and $1.2 million of favorable development related to the first and second quarters of 2014. For the three months ended September 30, 2013, unfavorable development related to prior periods impacted medical benefits expense by approximately $47.5 million, which includes $16.3 million of unfavorable development related to prior fiscal years as well as $31.2 million of unfavorable development related to the first and second quarters of 2013. The favorable development recognized in the three months ended September 30, 2014 was due mainly to lower than projected medical costs, mainly in our Medicaid Health Plans segment. For the nine months ended September 30, 2014, medical benefits expense was impacted by approximately $46.2 million of unfavorable development related to prior periods, mainly related to the Medicaid Health Plans and Medicare Health Plans segments, compared to $7.1 million of favorable development recognized during the same period in 2013.

See Note 1 – Organization, Basis of Presentation and Significant Accounting Policies, to the Condensed Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Goodwill and Other Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at September 30, 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and Medicare Advantage reporting units, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2014, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no goodwill impairment losses were recognized.

Other intangible assets resulting from our previous acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the second quarter, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The current projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflect a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability is resulting from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying values of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair values of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying values of the intangible assets to the estimated fair values, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely market place participants would experience when operating in the same market, with the same membership. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated the purchase of our Arizona MA plan after we concluded during the three months ended June 30, 2014, to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We are no longer able to recognize the latter charges as adjustments to acquired assets, since we are beyond the measurement period established in the accounting rules for business combinations.

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

We are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and other employment claims and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable or estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2014, we had cash and cash equivalents of $1.6 billion, investments classified as current assets of $192.0 million, long-term investments of $214.9 million and restricted investments on deposit for licensure of $150.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2014, the fair value of our fixed income investments would decrease by approximately $3.7 million. Similarly, a 1% decrease in market interest rates at September 30, 2014 would increase the fair value of our investments by approximately $4.1 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quality scores are used by certain agencies to establish premium rates or, in the case of the Centers for Medicare & Medicaid Services (“CMS”), to pay bonuses to Medicare Advantage (“MA”) plans that enable high scoring plans to offer enhanced member health benefits which are attractive to members. Plan performance is judged on 11 elements, including quality scores. Plans judged to be low performing for three consecutive years risk contract termination. In 2014, our MA plans in Louisiana and the MA plans of Windsor Health Group, Inc. ("Windsor") we acquired in January 2014, representing approximately 45,000 members as of September 30, 2014, each received at least one quality score, or “Star Rating”, of 2.5 for at least the third consecutive year. If these Star Ratings do not equal or exceed 3.0 by the 2015 Star Rating release date, these plans may be terminated by CMS as early as plan year 2016. Because we serve a larger percentage of dual eligible members than our competitors, and CMS’ quality measurement system largely does not account for member socio-economic factors, Star Ratings for certain of our plans may not improve sufficiently to meet or exceed a score of 3.0, which may also prevent us from receiving a quality bonus for those plans. In addition, plans with a low performance score participating in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs.
In certain state Medicaid programs, plans that do not meet applicable quality measures can be required to refund premiums previously received, may not be able to earn quality bonuses, may be required to pay penalties, or may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In addition, if the state determines that a health plan has failed to meet the contractual requirements for quality measures, these contracts may be subject to termination, or other remedies, such as liquidated damages, at the discretion of the state. We are unable to predict what actions a state may take, if any, when assessing our contractual performance.
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
If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could become unprofitable.

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

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members;

•	periodic renegotiation of hospital, physician and other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program; and

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations and/or practices.

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
Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. These payments are fixed by contract and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. For example, in the new Florida MMA program, our claims experience has been running significantly higher than we originally estimated. Because the new Florida MMA program has required its participating plans to have an open drug formulary, it is more difficult for us to manage the pharmaceutical costs. In addition, we have experienced unfavorable development of prior period reserve amounts in three of the four quarters in 2013, and in the first and second quarters of 2014, particularly in our Medicaid Health Plans segment. Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.
Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum medical loss ratio (“MLR”), which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund premiums back to the state or CMS, as applicable.
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
Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, which the state or CMS, respectively, may increase without granting a corresponding increase in premiums to us. For example, in connection with Florida's Medicaid reform initiative, the Florida Agency for Health Care Administration ("AHCA") implemented a new payment methodology for covered inpatient services under Florida Medicaid's fee-for-service program. As of July 1, 2013, AHCA is reimbursing providers for such services based on a diagnosis related group ("DRG") schedule. This change impacts the payments we make to our contracted providers whose contracts with us are tied to Florida Medicaid fee-for-service rates. In addition, we are in the process of transitioning other contracted inpatient service providers in our Florida Medicaid network to this payment methodology. We have experienced similar types of adjustments in other states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively impacted.
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
Although we maintain reinsurance to protect us against certain severe or catastrophic medical claims, we cannot assure that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.
Difficulties in successfully estimating and managing growth may have a material adverse effect on our quality scores, results of operations, financial position and cash flows.

Our membership has grown substantially in the last three years due to acquisitions, geographic expansions and organic growth. This rapid growth has strained our operations, medical management and information technology resources. We may not be successful in improving our infrastructure to support this growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial position and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely impact our short-term profitability and liquidity.
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
On June 30, 2014, we acquired certain Medicaid-related assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), with the transfer of membership effective as of July 1, 2014. The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.
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

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. For example, during the nine months ended September 30, 2014, we have recorded a charge of $18.0 million to reflect the impairment of certain intangible assets associated with the acquisition of Easy Choice in 2012, and fully impaired the assets we acquired from Desert Canyon Community Care in Arizona, due to our decision to exit the Arizona MA market. In the future, we may incur additional material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.
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

Our concentration of Medicaid operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of significant premium rate reductions, payment delays, loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, advances in medical technology and pharmaceutical therapies, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, or results of operations. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in these states could therefore have a disproportionately adverse effect on our operating results.
We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, and Children’s Health Insurance Program (“CHIP”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2013 and the nine months ended September 30, 2014, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.
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
Our Medicaid contracts with other states are generally intended to run for one to five years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. For example, the State of Missouri has issued a request for proposals for its Medicaid program for the period between July 1, 2015 and June 30, 2016, with two possible annual renewal periods. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms, or not renewed or extended on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.
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

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. Our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and within the de minimis range in nine other regions, which resulted from the realignment of our benefit designs and cost structure. We may not be able to submit bids which are below benchmarks of other plans’ bids in future years. We expect that our membership will decrease in 2015 compared to 2014 as those PDP members who were auto assigned to us in regions where our 2015 bids are not below or within the de minimis range will be assigned to other plans. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.
In 2014, our segment PDP MBR has been higher than our expectation primarily due to higher utilization of branded and specialty drugs by our new members. We may not be successful in improving our segment MBR in the future, which would materially reduce our profits. For additional risks associated with estimating and managing our MBR, see “If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could become unprofitable” above.
Because the estimated costs of providing prescription drugs in our 2014 bids were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash and the proceeds from an additional $300.0 million term loan drawn in September 2014 are being used to fund the costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect to occur in October 2015. Until such time, our cash flow and liquidity will be adversely affected, perhaps materially.
We may not be able to generate or access sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of September 30, 2014, we had approximately $900.0 million in aggregate principal amount of total indebtedness outstanding. In addition, our credit agreement provides us with up to an additional $300.0 million of borrowing ability thereunder. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities, or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the notes and the credit agreement. We cannot assure that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the notes and the credit agreement, or to fund our other liquidity needs.

In September 2014, we amended and restated our existing credit agreement to provide for an additional $300.0 million term loan facility, which expires in September 2016, to fund our PDP operations due to a receivable from CMS that has been accumulating during 2014. The PDP receivable from CMS primarily relates to low-income subsidies and catastrophic reinsurance coverage (reinsurance) provided by CMS under the Medicare PDP program. Because our 2014 PDP bids for the estimated costs of providing prescription drugs were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash and the proceeds from the term loan facility are being used to fund costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect will occur in October 2015. Until such time, our cash flow and liquidity will be adversely affected, perhaps materially.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the notes may restrict us from adopting some or all of these alternatives. If we are unable to pay our indebtedness on time, it could result in the acceleration of our indebtedness and materially adversely affect us.

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
If we fail to comply with the terms of the Corporate Integrity Agreement, we may be required to pay certain monetary penalties. Furthermore, if we commit a material breach of the Corporate Integrity Agreement, OIG-HHS will exclude us from participating in federal health care programs. Any such exclusion would result in the revocation or termination of contracts and/

or licenses and potentially have a material adverse effect on our business and results of operations.
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
Regulations and policies related to the implementation of the Affordable Care Act, the Budget Control Act of 2011, and the Continuing Appropriations Act of 2014, as well as future legislative changes, may have a material adverse effect on our results of operations, financial position, and cash flows by:

•	restricting revenue, enrollment and premium growth in certain products and market segments;

•	restricting our ability to expand into new markets;

•	increasing our medical and administrative costs;

•	lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments; and

•
encouraging states to contract with organizations that are not subject to the annual premium-based health insurance industry assessment imposed by the Affordable Care Act (the "industry fee") for their Medicaid programs.

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

•
CMS Star Ratings. Certain provisions in the Affordable Care Act tie MA premiums to the achievement of Star Ratings. From 2012 to 2014, MA plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates. Beginning in 2015, only those plans that have a four or higher overall Star Rating will be eligible for the quality bonus. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. In April 2014, CMS stated that it would terminate those MA contracts that scored either a Part C or Part D star rating of less than three stars in each of the most recent three consecutive rating periods. Stand-alone PDP sponsor contracts would have been terminated if those contracts scored less than three stars in each of the most recent three consecutive rating periods. In September 2014, CMS announced that it would not terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2015. However, CMS could still exercise its authority and terminate those plans for the plan year 2016. Our MA plans in Louisiana and our Windsor MA plans, representing approximately 45,000 members as of September 30, 2014, could be terminated effective December 31, 2015 if their Part C and Part D star ratings are not at least three stars for the plan year 2016. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum MLRs. Beginning in 2014, the Affordable Care Act requires the establishment of a MLR for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). We do not expect these provisions to have a material impact to our results of operations in 2014.

Under the Affordable Care Act, over a 10-year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change will ultimately result in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our Part D programs.
The Affordable Care Act imposes certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as the industry fee on health insurers beginning in 2014. The total industry fee levied on the health insurance industry is $8 billion in 2014, with increasing annual amounts thereafter and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. We paid our total $137.7 million obligation for such fees in September 2014. We currently expect to be reimbursed by all our Medicaid state customers for the impact of the fee with respect to all our Medicaid plans, including state and federal income tax gross-ups. MA and PDP premiums will not be adjusted to offset the impact of the ACA industry fee.
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
The Affordable Care Act ends funding for CHIP as of December 31, 2015 and the Special Needs Program has only been authorized through December 31, 2016. If these programs are not funded, renewed or extended, it could have a material adverse impact on our revenues, cash flow, membership and profitability.
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
We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, cash flows and our ability to bid for, and continue to participate in, certain programs.
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
We have chosen not to participate in the health insurance exchange products during 2014 and we expect to only participate in the exchanges in Kentucky and New York in 2015. As a result, individuals who select an exchange product in our other states, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.
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

We have recently experienced significant changes in our senior management, workforce and operations. In September and October 2013, we terminated, without cause, the employment of Alec Cunningham, the Chief Executive Officer, Walter Cooper, the Chief Administrative Officer, and Dan Paquin, President National Health Plans. On October 31, 2013, David Gallitano, our Chairman of the Board, was named our Chief Executive Officer on an interim basis. We have retained an executive search firm to identify a new Chief Executive Officer. The Board currently expects to complete a transition of the Chief Executive Officer no later than the end of 2015. In November 2014, we anticipate that Drew Asher, our Senior Vice President, will replace Tom Tran as our Chief Financial Officer. In February 2014, Rose Hauser joined us as our Chief Information Officer. In January 2014, Kenneth Burdick joined us as our President, National Health Plans and was promoted to President and Chief Operating Officer in June 2014. In September 2013, Michael Polen was promoted to a newly created position of Senior Vice President, Operations.  In November 2013, Blair Todt, former Senior Vice President and Chief Compliance Officer, assumed the newly created position of Senior Vice President, Chief Strategy and Development Officer, while Cyndi Baily, former Vice President, Assistant General Counsel, assumed Mr. Todt's former position of Senior Vice President and Chief Compliance Officer. In April 2014, Michael Yount, former Chief Privacy Officer, assumed the position of Senior Vice President and Chief Compliance Officer, and Ms. Baily left the Company. These changes in our senior management may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock. Additionally, we may not be able to fully realize the expected cost savings or improved operational efficiency.

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
If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions due to our credit agreement, our senior notes due 2020 (the “notes”), restrictions on dividend payments from our subsidiaries, or higher statutory capital levels, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Our credit agreement and notes have restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	expose us to greater interest rate risk since the interest rate on borrowings under our credit agreement is variable.

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

There can also be no assurance that our process of improving existing systems, developing new systems to support our operations, complying with contractual data requirements and improving service levels will not be delayed or that system issues will not arise in the future. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, difficulty in improving quality and increases in administrative expenses.

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

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 1, 2015, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, the cost of compliance with these regulations has not had and we do not expect it to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on November 5, 2014.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Thomas L. Tran
Thomas L. Tran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation	8-K	May 28, 2014	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
4.2.1	First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Offer Letter by and between Comprehensive Health Management, Inc. and Andrew Asher, dated August 12, 2014*	8-K	November 5, 2014	10.1
10.2	Executive Severance Plan*	8-K	November 5, 2014	10.2
10.3	Form of Performance Stock Unit Award Notice and Agreement under the Registrant’s 2013 Incentive Compensation Plan*	8-K	September 4, 2014	10.1
10.4	Second Amendment to the Amended Managed Care Contract between the Commonwealth of Kentucky, Finance and Administration Cabinet, on behalf of its Department for Medicaid Services and WellCare Health Insurance Company of Kentucky, Inc. (d/b/a WellCare of Kentucky, Inc.)	8-K	September 15, 2014	10.1
10.5	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.	8-K	September 15, 2014	10.2
10.6	Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.	8-K	September 15, 2014	10.3
10.7	Amended and Restated Credit Agreement, dated September 25, 2014, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A. and U.S. Bank National Association as co-documentation agents	8-K	September 25, 2014	10.1
10.8	Amendment No. 3 to Contract No. FP020 between the Agency for Health Care Administration and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)	8-K	October 9, 2014	10.1
10.9	Amendment No. 4 to Contract No. FP020 between the Agency for Health Care Administration and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida) †
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.