Form 10-K
period 2014-12-31
WELLCARE HEALTH PLANS, INC.
filed 2015-02-17
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2014 was approximately $3.3 billion (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 13, 2015, there were 43,950,595 outstanding shares of the registrant's Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act, and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2014 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's current expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of WellCare’s forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from WellCare’s forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timeline, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives and our ability to control our medical costs and other operating expenses, including through our vendors, may affect our premium revenue, medical expenses, profitability, cash flows and liquidity. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Affordable Care Act ("ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, our ability to effectively execute and integrate acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take further impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including changes to membership eligibility, benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business. We also may be unable to comply with the terms of our Corporate Integrity Agreement, which could result in monetary penalties or exclusion from participating in federal health care programs.

PART I

Item 1. Business.
OVERVIEW
We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2014, we served approximately 4.1 million members in 49 states and the District of Columbia. We estimate that we are among the ten largest Medicaid providers of managed care services plans, and among the ten largest providers of Medicare Advantage ("MA") plans and prescription drug plans ("PDPs"), all as measured by membership. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

We were formed as a Delaware limited liability company in May 2002 and began our operations in Florida, New York and Connecticut. We completed the acquisition of these health plans through two concurrent transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of December 31, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In addition, we offered MA coordinated care plans ("CCPs") in certain counties in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 49 states and the District of Columbia. Effective January 1, 2014, as a result of our acquisition of Windsor Health Group, Inc. ("Windsor"), we began serving MA members in certain counties in Arkansas, Mississippi, South Carolina and Tennessee, as well as offering Medicare Supplement plans in 39 states. See further discussion below under "Acquisitions". Effective January 1, 2015, we no longer offer MA plans in the states of Arizona, Missouri and Ohio.

As of December 31, 2014, our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP, California CCP, and Arizona CCP, which we offer under the names 'Ohana, Easy Choice and Desert Canyon Community Care, respectively. Additionally, through December 31, 2014, our Medicare plans in Arkansas, Mississippi, South Carolina and Tennessee attributable to the Windsor acquisitions were offered under the Windsor name, however, effective January 1, 2015, these plans were rebranded as WellCare MA plans. For our Medicaid plans, we offer a number of brand names depending on the state, consisting of the Staywell and HealthEase brand names in Florida, the 'Ohana brand name in Hawaii, the Harmony brand name in Illinois, the Missouri Care brand name in Missouri and the WellCare brand name in Georgia, Kentucky, New Jersey, New York and South Carolina.

We manage our business with three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs. See Our Product Segments below for further discussion.

Membership Concentration

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2014.

	Medicaid	Medicare	Medicare	Total Membership	Percent of Total Membership
State	Health Plans	Health Plans	PDPs
Florida	722,000	104,000	62,000	888,000	21.6%
Georgia	604,000	33,000	55,000	692,000	16.8%
Kentucky	420,000	5,000	21,000	446,000	10.8%
New York	116,000	52,000	59,000	227,000	5.5%
Illinois	161,000	15,000	43,000	219,000	5.3%
All other states (1)	287,000	208,000	1,152,000	1,647,000	40.0%
Total	2,310,000	417,000	1,392,000	4,119,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

Acquisitions

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare
Supplement products. As of December 31, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee, through which it served 37,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 43,000 members in 39 states as of December 31, 2014. Windsor also offers PDPs in 11 of the 34 Centers for Medicare & Medicaid Services ("CMS") regions, through which it served approximately 103,000 beneficiaries as of December 31, 2014. We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements.

Effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plans of New Jersey, Inc., ("Healthfirst NJ"). The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey on July 1, 2014, as well as to certain provider agreements, which transferred to us. Prior to the acquisition, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey effective January 1, 2014. As a result, effective July 1, 2014, we offered Medicaid managed care in 10 counties in New Jersey.
OUR VISION AND STRATEGY
We operate exclusively within government-sponsored health care programs, offering Medicare, Medicaid and Medicaid-related health plans that serve the full spectrum of eligibility groups, with a focus on lower-income beneficiaries. We are committed to operating our business in a manner that serves our key constituents – members, providers, government customers, and associates – while delivering competitive returns for our investors.
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

Our advantage is that we focus on serving Medicaid and Medicare members - we understand their special needs and challenges, and know the communities they live in well. We have developed a full complement of expertise in the three major areas of government-sponsored health care: Medicaid, Medicare and Medicare Prescription Drug Plans.
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

Improve health care quality and access
We are committed to continually improving the quality of care and service that we provide to our members, and to help them access the right care at the right time in the appropriate setting. We work closely with our provider partners and government customers to further enhance health care delivery and improve the quality of, and access to, health care services for our members. We are focused on preventive health, wellness and care management programs that help our government customers provide quality care within their fiscal constraints and offer us long-term opportunities for prudent, profitable growth. Our investments in quality have led to improvement in our results. Since 2010, we have achieved accreditation by the National Committee for Quality Assurance (“NCQA”) for our health plans in Florida, Georgia, Hawaii, Kentucky, Missouri and South Carolina. Our goal is to achieve accreditation for all of our health plans. CMS recently announced 2015 MA and PDP quality ratings, also known as "Star Ratings", which reflected improvement for several of WellCare's plans. Based on Star Ratings recently reported by CMS, 95% of our December 31, 2014 MA membership will be served in a plan rated three stars or better on an overall basis for 2015.

Optimize financial performance
As both a government contractor and a publicly-held company, we have an obligation to be good stewards of our premiums, income and other financial resources. We strive to align our expense structure with our revenue base and continually assess opportunities to maintain appropriate medical benefit ratios, contain administrative costs, generate earnings that enable us to re-invest in our business, and provide an attractive rate-of-return to our shareholders. We also continue to invest in technology, regulatory compliance, and other infrastructure with the objective, among others, of improving efficiency and service quality. As a result of initiatives and investments, we have achieved meaningful improvement in our operating efficiency and leveraging of our fixed costs. During 2014, we increased our investment in infrastructure to drive efficiency. Our administrative expense ratio, excluding government investigation-related expenses, has decreased from 10.6% in 2010 to 7.7% in 2014, or 290 basis points. With respect to medical benefits expense, our initiatives are focused on reductions in unit costs as well as optimizing utilization of services and eliminating waste and abuse for medical and pharmacy services and products.

Deliver prudent, profitable growth
We pursue opportunities for prudent, profitable growth through an approach we define as “bid, build, and buy,” deploying a combination of organic growth activities supplemented by acquisitions. Bidding includes Medicaid procurements of new and existing programs, as well as annual bids for PDPs and similar activities. Growth through "building" is focused on creation of the marketing, network, community support, and other capabilities required to expand organically into new service areas. Since 2012, acquiring businesses with important market and/or product positions has supplemented our organic growth. These bid, build, and buy initiatives have resulted in a 138% increase in our total premium revenues from $5.4 billion in 2010 to $12.9 billion in 2014.

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

From our headquarters in Tampa, we manage our shared services operations, which primarily handle high volume transactions that lend themselves to centralized management and provide scale efficiencies. These functions include customer service, claims processing, and utilization management, among other operations. Our shared services operations are complemented by our local market management. In each of the states in which we operate a sizable health plan, we have a market leader who manages customer-facing functions such as member outreach, provider and quality management, and state government relations. Through this model, we adapt our shared services platform to meet the specific needs of each market and customer that we serve. This approach enables us to provide access to high quality for our members and culturally sensitive health care services.

For a list of key developments and accomplishments relating to progress on our strategic business priorities that occurred or impacted our financial condition and results of operations during 2014, and in the 2015 period prior to issuance of this 2014 Form 10-K, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.
OUR BUSINESS - MEDICARE AND MEDICAID HEALTH PROGRAMS
Government-sponsored coverage is an important element of the United States’ health care system. According to CMS, federal and state spending on Medicaid, Children's Health Insurance Programs ("CHIPs"), and Medicare is expected to have exceeded $1.0 trillion and aided over 125 million people in 2014. By 2024, CMS anticipates spending on these three programs to increase by 85%. Managed care solutions have a well-established track record of helping governments improve health care quality and access for beneficiaries while strengthening the fiscal sustainability of these programs. Given economic conditions, demographics, budget challenges, and the proven success of managed care programs, we believe state governments and the federal government will continue to turn to managed care solutions to help achieve program objectives.
A “managed care” plan is an integrated health care delivery system that manages health care services for an enrolled population rather than simply providing or paying for them. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to “manage” care, including care management, capitation, risk-sharing or incentive-based arrangements with providers, the use of primary care physicians to act as primary care gatekeepers and the use of preferred provider networks.

The Congressional Budget Office ("CBO") estimated that in 2014, approximately 61 million people were covered by the joint state and federally funded Medicaid program and approximately 54 million people were covered by the federally funded Medicare program. Of these, approximately 9 million people were dual-eligibles.

Medicare
The 1965 amendments to the Social Security Act created the Medicare program, which provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities. The Medicare program consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services, and home health care. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to annual deductibles. Parts A and B are referred to as “Original Medicare.”
Since the 1970s, Medicare beneficiaries have had the option to receive their Medicare benefits through private health plans, mainly HMOs, as an alternative to Original Medicare. This program is referred to as Medicare Part C. The Balanced Budget Act of 1997 named Medicare’s managed care program “Medicare+Choice,” and in 2003 under the Medicare Prescription Drug, Improvement and Modernization Act (the “MM Act”), the private health plan program was renamed Medicare Advantage. In geographic areas where a managed care organization has contracted with CMS pursuant to the MA program, Medicare beneficiaries may choose to receive benefits from an MA organization under Medicare Part C. Private plans provide benefits to enrollees that are at least comparable to those offered under Original Medicare and can include prescription drug coverage and supplemental benefits. Part C benefits are provided through HMOs, preferred provider organizations and private fee-for-service plans. MA plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.

The MM Act also established Medicare Prescription Drug Coverage, or Part D, in 2003. Effective January 1, 2006, stand-alone PDP plans could be offered to individuals eligible for benefits under Part A and/or enrolled in Part B. Plans can include varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. Depending on medical coverage type, a beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP or forgo Part D drug coverage. Beneficiaries enrolled in Medicare Advantage Plans can join a plan with Part D coverage, select a stand-alone PDP or forgo Part D coverage. Beneficiaries who are dually-eligible for Medicare and Medicaid, and certain beneficiaries who qualify for the low-income subsidy ("LIS"), but do not enroll themselves in an MA plan with drug benefits or a PDP, are automatically assigned to a plan by CMS. These assignments are made among those PDPs that submitted bids below the applicable regional benchmarks for standard Part D plans.
Medicare Supplement policies were first introduced in 1971 as additional coverage for some of the cost sharing requirements of Original Medicare. The standardization of these Medicare Supplement plans began with the passing of the Social Security Disability Amendments of 1980, which set voluntary standards for the Supplement plans. The Omnibus Reconciliation Act of 1990 further standardized the plans by limiting them to standard benefit structures while adding several consumer protections such as guaranteed plan renewability and minimum loss ratios among others. To be enrolled in a Medicare Supplement plan, an individual must pay a monthly plan premium. Depending on the plan type selected, the Medicare Supplement plan pays all or a part of the cost sharing amount for health care services that the individual received while covered under Original Medicare. In 2012, Medicare Supplement plans covered approximately 10.2 million people.
According to CMS, Medicare expenditures have increased from $225 billion in 2000 to an estimated $586 billion in 2013 and are anticipated to further increase to $1 trillion in 2021. The number of Medicare beneficiaries is expected to grow from 53 million in 2014 to 61 million in 2019. In 2014, approximately 30% of Medicare beneficiaries, or 15.7 million people, were enrolled in an MA plan, and 23.3 million were enrolled in PDPs.

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

States have traditionally provided Medicaid benefits using a fee-for-service system. However, states are now more frequently implementing a managed care delivery system for Medicaid benefits. In a managed care delivery system, beneficiaries get most or all of their Medicaid services from a managed care plan or other type of organization under contract with the state. According to the Kaiser Family Foundation, only 12 states do not have some form of Medicaid managed care. With the passage of health care reform legislation (as discussed below), certain states have expanded coverage under the Medicaid program to an estimated 7 million additional beneficiaries in 2014, which will increase to 13 million additional beneficiaries in 2022, according to the CBO. Expansion of Medicaid is likely to increase the number of people enrolled in and the amount of spending for managed care. Accordingly, the opportunity for growth in managed care may be significant.

According to CMS, federal and state spending on Medicaid and CHIP has increased from $203 billion in 2000 to an estimated $521 billion in 2014, and is forecasted to grow to $730 billion in 2019. The population aided by these programs is anticipated to increase from 72 million in 2013 to 84 million in 2019.

Children's Health Insurance Program (CHIP)

We provide services under the CHIP program in eight states. In some states, like Hawaii, those beneficiaries are served as a part of the state’s Medicaid program. These CHIP programs are referred to as expansion programs. In other states, including New York and Florida, the state’s CHIP program is operated separately. The New York program is referred to as Child Health Plus, the Florida program is referred to as the Florida Healthy Kids program. The CHIP program was established in 1997 to serve low income, uninsured children. In some states, the program was extended to the parents of those children. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), parents previously covered under CHIP may now instead be covered through the state’s Medicaid expansion or may be eligible for premium assistance and other subsidies through the state or federal exchange, as applicable. The ACA maintained the CHIP eligibility standards for children in place as of enactment through 2019 and extended CHIP funding until September 30, 2015.

Dual-eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles". For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. Medicaid pays for services above and beyond what Medicare covers, which is often referred to as wrap-around coverage. Medicaid may also cover some beneficiary cost-sharing associated with Medicare services beneficiaries require. For Medicaid benefits that are not covered by Medicare, such as certain long-term care services, Medicaid covers the cost of these benefits unless there is another liable third-party payer. Medicaid is generally the payer of last resort. The Medicare and Medicaid services that dual-eligibles receive do not blend seamlessly with one another. The programs often have different eligibility requirements or scope of coverage for the same (or similar) services. Fragmentation can result in providers lacking information about the full range of services that their patients receive,which could compromise health care decision-making; beneficiary confusion; cost inefficiencies in Medicare and Medicaid; and poorer quality of care and health care outcomes for the beneficiary.

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

Nine states are implementing a capitated Duals Demonstration Program; one state is implementing a Duals Demonstration Program on a fee-for-service basis and one state is doing both. Of the states that have signed agreements with CMS to implement a capitated Duals Demonstration Program, we operate dual special needs plans ("D-SNPs") in six. We began participation in the Duals Demonstration Program in New York on January 1, 2015. Other states in which we operate, including Florida and Tennessee, are working toward greater integration of their Medicare and Medicaid programs outside of a demonstration program.

For those states in which we offer a D-SNP that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDPs could be reduced, depending on the program design, eligible populations and state implementation time frame.

Health Insurance Exchanges

Effective January 1, 2015, we began offering individual health plans in New York and Kentucky through state-based exchanges.

General Economic and Political Environment Impacting our Business

The U.S. health care economy currently comprises approximately 17% of the U.S. gross domestic product, according to CMS. We expect overall spending on health care in the U.S. to continue to rise due to inflation, evolving medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also impact our results of operations.
We expect that the state and federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers. The “maintenance of effort” requirements under the ACA generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. These provisions were phased out for adults effective January 1, 2014 and will phase out for children in 2019.
Pursuant to the sequestration provisions of the Budget Control Act of 2011, approximately $1.2 trillion in domestic and defense spending reductions began in March 2013. Effective April 1, 2013, payments to MA and PDP plans were reduced by 2%. On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013, which provided that the 2% sequestration reduction to Medicare provider and plan payments continue in 2014 and extended the payments for two additional years through 2023. We have been able to partially offset this impact by a reduction in reimbursements to health care providers; however, our 2013 and 2014 results of operations were negatively impacted.The Bipartisan Budget Act of 2013 also funded Medicare, Medicaid and CHIP for fiscal year 2014.
On April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014. This Act delayed until March 2015 the 24% reduction in Medicare payment rates that was supposed to take effect on April 1, 2014, as a result of the sustainable growth rate formula and replaced it with a 0.5% increase in payments through December 31, 2014. Unless further Congressional action is taken, the sustainable growth rate formula will reduce Medicare payment rates by 24% beginning April 1, 2015. The Act also delayed the implementation of the 10th revision of the International Statistical Classification of
Diseases and Related Health Problems (ICD-10) prohibiting the Secretary of Health and Human Services from adopting the ICD-10 code sets prior to October 1, 2015. The ICD-10 code sets have required substantial investments from health care organizations, including us. We may experience complications related to supporting providers that are not fully compliant and if providers fail to provide appropriate codes for services as a result of the new coding set, we may not be adequately reimbursed for such services.

If the sustainable growth rate formula cuts are imposed, the cuts could have a significant impact on health care provider willingness to participate in Medicare programs. Congress is working towards a permanent fix to this issue, but has not yet appropriated funds for these payments for the remainder of 2015 and may fail to do so.

In addition, in 2015, the government will once again hit the debt ceiling, most likely in August. Action or inaction by Congress on the sustainable growth rate, the debt ceiling or budget issues could have a material adverse impact on our results of operations or cash flows.

Congress has proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model, and various modifications including cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several proposals have been suggested to modify the Medicaid program including moving from a match program to a block grant, moving to a per-capita capitation system, and limiting the use of provider taxes to fund the state’s portion of the Medicaid program. We do not know whether any of these proposals will pass or the impact any ultimate reform will have on our business.

Health Care Reform

In March 2010, the ACA became law and significantly reformed various aspects of the U.S. health insurance industry. Financing for these reforms comes in part from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare. While regulations and interpretive guidance on some provisions of the ACA have been issued to date by the Department of Health and Human Services ("HHS"), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners ("NAIC"), there are many significant provisions of the legislation that continue to be revised and modified by additional guidance and clarification in the form of regulations and interpretations. As a result, it is difficult to estimate the impact of this legislation on our overall business, which we expect to occur over the next several years.

The ACA included a number of changes that could impact the way MA plans operate, such as:

•
Reduced Medicare Premium Rates. On April 7, 2014, CMS revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage from our 2014 rates. In addition to the 2% sequestration cut, 2014 benchmark rates resulted in a decrease of between 2.0 to 4.0% and a further risk coding intensity reduction of 4.91% compared to 2013 rates.

•
CMS Star Ratings. Certain provisions in the ACA tie MA premiums to the achievement of Star Ratings. Beginning in 2015, MA plans with an overall Star Rating of four or more stars will be eligible for a quality bonus in their basic premium rates. None of our plans are four stars, so we will not receive a quality bonus. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years have been excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. CMS could exercise its authority and terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2016. Our MA plans in Louisiana and our Windsor MA plans, representing approximately 47,000 members as of January 1, 2015, could be terminated effective December 31, 2015 if their Part C and Part D star ratings are not at least three stars for the plan year 2016. We serve a larger percentage of D-SNP members than our competitors, and this population is more challenging to serve. CMS’s quality measurement methodology does not account for population differences between plans, and therefore, we may be unable to achieve a four star rating for some or all of our plans. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum Medical Loss Ratio ("MLR"). Beginning in 2014, the ACA requires the establishment of a minimum MLR for MA and Part D plans, requiring them to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculated under accounting principles generally accepted in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material impact to our results of operations in 2014.

Under the ACA, over a 10-year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change will ultimately result in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our PDPs.

In April 2014, CMS also announced changes for PDPs relating to applicable beneficiary and plan dispensing/vaccine administration fees for drug claims that straddle the coverage gap for the 2015 plan year. In addition, CMS increased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit. CMS also approved several extremely high cost drugs during 2014, and may do so in 2015 as well.

The health reforms in the ACA present both challenges and opportunities for Medicaid plans. The reforms allow states to expand the eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, making it difficult to determine whether the net impact of the ACA will be positive or negative for Medicaid plans.

Additionally, the ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. We incurred $137.7 million of such fees in 2014 and currently estimate that we will incur between $230 and $235 million in such fees in 2015, due to the increase in the total fee to be levied on the industry and the expected increase in our share of total 2014 industry premiums. However, the 2015 final fee amount will not be determined until August 2015. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014. We have also obtained similar commitments from our Medicaid customers for 2015. CMS does not directly reimburse us for the impact of the ACA industry fee related to MA and PDP premiums.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the provisions in the ACA requiring most Americans meeting certain income qualifications to purchase health insurance meeting certain standards or to pay a financial penalty (“the individual mandate”). The Supreme Court made the expansion of the states’ Medicaid programs to individuals with incomes up to 133% of the federal poverty line optional for states.

We currently serve the Medicaid expansion population in Hawaii, Illinois, Kentucky, New Jersey and New York. Our other Medicaid states, Florida, Georgia, Missouri and South Carolina, have not expanded their Medicaid eligibility. If other states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate impact to our Medicaid membership.

In 2014, we did not participate in the health insurance exchange products, however, for 2015, we are participating in Kentucky's and New York's state exchanges. Individuals who select an exchange product other than ours or where we do not offer one, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.
Interpretive guidance continues to be issued on several significant provisions of the ACA. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of these changes, which we expect to occur over the next several years, the ACA could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the ACA and adjustments to their offerings, if any, could have a meaningful impact on the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that these changes, as well as future legislative changes, in the aggregate, may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium-based assessment and other assessments.
OUR PRODUCT SEGMENTS
Our operations are conducted in three business segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, which correspond with the Medicaid and Medicare products that we offer. Prior to the Windsor acquisition on January 1, 2014, we identified three operating segments for our company: Medicaid, MA and PDP. In conjunction with the Windsor acquisition, we began offering Medicare Supplement products and we reassessed our segment reporting practices and made revisions to reflect our current method of managing performance and determining resource allocation, which includes reviewing the results of Medicare Supplement and MA operations acquired as part of the Windsor acquisition together with our legacy MA plans. Accordingly, we include results for Medicare Supplement operations together with MA and renamed the segment as Medicare Health Plans. Similarly, we include the PDP operations acquired as part of the Windsor acquisition together with WellCare’s PDPs and renamed the segment as Medicare PDPs. In addition, we renamed the Medicaid segment Medicaid Health Plans; however, there were no changes to the composition of this segment.

Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2014		2013		2012
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,310,000	56.1%	1,759,000	61.8%	1,587,000	59.5%
Medicare Health Plans	417,000	10.1%	290,000	10.2%	213,000	8.0%
Medicare PDPs	1,392,000	33.8%	797,000	28.0%	869,000	32.5%
Total	4,119,000	100.0%	2,846,000	100.0%	2,669,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2014		2013		2012
Segment	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total	Premium Revenue (In Millions)	Percentage of Total
Medicaid Health Plans	$7,773.9	60.2%	$5,661.2	59.5%	$4,471.2	60.4%
Medicare Health Plans	3,963.2	30.7%	3,071.0	32.3%	1,936.4	26.2%
Medicare PDPs	1,178.4	9.1%	776.9	8.2%	992.6	13.4%
Total	$12,915.5	100.0%	$9,509.1	100.0%	$7,400.2	100.0%

Medicaid Health Plans

Our Medicaid segment includes plans for beneficiaries of TANF, SSI, ABD, MLTC programs and other state-based programs that are not part of the Medicaid program, such as CHIP. For purposes of our Medicaid segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. As of January 1, 2015, we are the largest Medicaid health plan by membership in Florida, Georgia and Kentucky.
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s 11 regions as part of the state’s Managed Medical Assistance ("MMA") program. These regions include the Jacksonville, Miami, Orlando, Tallahassee and Tampa metropolitan areas. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August. We served over 650,000 members in these regions as of December 31, 2014, compared to 394,000 members that we served in December 2013 under the prior Florida Medicaid program.

Additionally, effective January 1, 2014, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), which primarily relate to approximately 42,000 Healthfirst Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

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

Medicaid Health Plans Membership

The following table summarizes our Medicaid Health Plans segment membership by the programs we offer.

	As of December 31,
	2014	2013	2012
Medicaid Health Plans
TANF	1,863,000	1,317,000	1,212,000
CHIP	178,000	212,000	207,000
SSI, ABD and duals	263,000	206,000	146,000
Other programs	6,000	24,000	22,000
Total	2,310,000	1,759,000	1,587,000

We received over 10% of our consolidated premium revenue in 2014, 2013 and 2012, individually, from the states of Florida, Georgia and Kentucky. The membership for those states is summarized in the following table.

	As of December 31,
	2014	2013	2012
Medicaid Health Plans
Florida	722,000	486,000	454,000
Georgia	604,000	540,000	570,000
Kentucky	420,000	292,000	207,000
All other states(1)	564,000	441,000	356,000
Total	2,310,000	1,759,000	1,587,000

(1)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2012, it also includes Ohio; in 2013, it also includes Missouri and South Carolina; and in 2014, it also includes Missouri, New Jersey and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

Medicaid Health Plans Segment Revenues

Our Medicaid Health Plans segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium per member per month ("PMPM") pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally receive premium payments during the month in which we provide services, although from time to time, we have experienced delays in receiving payments from certain states. In some instances, our base premiums are subject to risk score adjustments based on our members' acuity. Generally, the risk score is determined by the state by analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. In Georgia, Illinois, Kentucky, Missouri, New York and South Carolina we are eligible to receive supplemental payments for obstetric deliveries and newborns. We also received such supplemental payments in Ohio until June 30, 2013. Each contract is specific as to how and when these supplemental payments are earned and paid. Upon delivery of a newborn, the state agency is notified according to the contract terms. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.

The following table sets forth information relating to premium revenues, net of premium taxes, from the states of Florida, Georgia and Kentucky, as well as all other states on an aggregate basis.

	For the Years Ended December 31,
	2014		2013		2012
State	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue	Revenue (In Millions)	Percentage of Total Segment Revenue
Georgia	$1,624.3	20.9%	$1,513.5	26.7%	$1,460.8	32.7%
Florida	1,744.2	22.4%	1,109.3	19.6%	970.9	21.7%
Kentucky	2,287.3	29.4%	1,318.3	23.3%	723.7	16.2%
All other states(1)	2,041.6	26.3%	1,644.4	29.0%	1,233.6	27.6%
Premium taxes	76.5	1.0%	75.7	1.3%	$82.2	1.8%
Total	$7,773.9	100.0%	$5,661.2	100.0%	$4,471.2	100.0%

(1)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2012, it also includes Ohio; in 2013, it also includes Missouri and South Carolina; and in 2014, it also includes Missouri, New Jersey and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

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

As discussed under Our Business-Medicare and Medicaid Health Programs, Health Reform, we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014, as well as for 2015. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014.

Certain contracts expired in 2014, however, we are still serving members as if these contracts were still effective and expect the contracts to be renewed. Our other current Medicaid state contracts are set to expire or renew between June 2015 and June 2019. The following table sets forth the terms and expiration dates of our material Medicaid contracts with the states of Florida, Georgia and Kentucky, the three states that each accounted for greater than 10% of our consolidated premium revenues during 2014, 2013, and 2012.

State	Line of Business	Term of Contract	Expiration Date of Current Term
Florida	Medicaid (Staywell)	3-year term(1)	January 31, 2015
Florida	Medicaid (HealthEase)	3-year term(1)	January 31, 2015
Florida	Medicaid (MMA)	February 4, 2014 - December 31, 2018 (1)	December 31, 2018
Georgia	Medicaid and CHIP	1 potential one-year renewal (2)	June 30, 2015
Kentucky	Medicaid	3-year term with 4 potential one-year renewals (3)	June 30, 2015

(1)
In 2014, AHCA awarded contracts for Medicaid managed care across the state. Our 2012-2015 Florida Medicaid contracts were terminated early in connection with the implementation of the new program. Our Staywell health plan participates in eight out of the state’s 11 regions in the new program, which was fully implemented as of August 2014.

(2)
Our Georgia contract commenced in July 2005. There is one remaining one-year option term, exercisable by the Georgia Department of Community Health (“Georgia DCH”), which would extend the total term until June 30, 2016. On February 9, 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. We are currently preparing our response. A total of nine companies, including us, have been deemed qualified to bid.

(3)
Our original Kentucky contract, not including Region 3, commenced in July 2011 and we began offering services to members on November 1, 2011. The contract has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The parties have exercised the first option term. In October 2012, we were awarded a contract by the Commonwealth of Kentucky to coordinate physical, behavioral and dental care for a total of approximately 170,000 Medicaid eligible beneficiaries in Medicaid Managed Care Region 3, which consists of 16 counties. We began serving Medicaid beneficiaries in Region 3 effective January 1, 2013.
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

As of December 31, 2014, we offered MA plans in a total of 402 counties across 18 states. In 2014, we served Medicare eligibles in 210 counties under the "WellCare" name, up from 204 counties in 2013. This included the addition of eight new counties in the states of Arizona, California and Kentucky, and the departure from one county in New Jersey and one county in Texas. As discussed above under "Acquisitions", we acquired Windsor in January 2014 and we served Medicare eligibles in 192 counties under the "Windsor" name in the states of Arkansas, Mississippi, South Carolina and Tennessee. Effective January 1, 2015 these plans were rebranded as WellCare MA plans.

In the 2015 plan year, we are offering MA plans in 376 counties in 15 states. We no longer offer MA plans in the states of Arizona, Missouri and Ohio, which represented 23 counties and approximately 8,000 members as of December 31, 2014. In addition, we departed from one county in Illinois and two counties in California in 2015.

We offer D-SNPs in 98% of the MA counties that we serve, and approximately 39% of our MA members are "dual-eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

In October 2014, our Medicare plans in Florida and California received 3.5 overall Star Ratings and our plans in Connecticut, Georgia, Hawaii, Illinois, New Jersey, New York and Texas achieved 3.0 overall Star Ratings, while our plans in Arizona, Louisiana and Missouri and our Windsor plans received at least one Star Rating of 2.5 for at least the third consecutive year. Our Medicare plans in Kentucky, New Jersey, and Ohio received at least one Star Rating of 2.5 for the first year.

On April 7, 2014, CMS revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage compared with our 2014 rates.

In 2015, we will focus on three main areas in MA, including continuing execution on medical expense and quality initiatives led by our clinical services group, continuing to take a more disciplined portfolio approach to our MA bids for 2016, including a focus on net income, and continuing our efforts to improve on Star ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

Medicare Health Plans Membership

As of December 31, 2014, 2013 and 2012, our Medicare Health Plans segment had approximately 417,000, 290,000 and 213,000 members, respectively. Membership at December 31, 2014 includes 37,000 and 43,000 MA and Medicare Supplement members, respectively, resulting from the Windsor acquisition, which closed on January 1, 2014.

Membership as of January 1, 2015, was 380,000, a 9% decrease from 417,000 as of December 31, 2014. The approximate decrease of 37,000 members was driven by actions taken in conjunction with our 2015 bid and county withdrawals in California designed to improve the performance of Easy Choice, which resulted in a 28,000 member decrease in California, as well as the Company’s exit from the Missouri, Ohio, and Arizona markets representing 8,000 members as of December 31, 2014.

Medicare Health Plans Segment Revenues

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates have not had a material impact on premiums recorded during the periods presented.

Medicare Health Plans premium revenue for the year ended December 31, 2014, 2013 and 2012 was approximately $4.0 billion, $3.1 billion and $1.9 billion, respectively. We currently offer MA plans under separate contracts with CMS for each of the states in which we offer such plans, with the exception of the states in which we offer MA plans as a result of the Windsor acquisition. These states (Arkansas, Mississippi, South Carolina and Tennessee) are served under a single contract. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable for successive one-year terms unless CMS does not authorize a renewal or we notify CMS of our decision not to renew. Our current MA contracts expire on December 31, 2015.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which are possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year.

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

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our Medicare PDPs segment. We offer PDP plans in 49 states and the District of Columbia and are focused on value-conscious beneficiaries. Our PDP plans offer national in-network prescription drug coverage with approximately 71,000 pharmacies, including a preferred pharmacy network, subject to limitations in certain circumstances.

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

As discussed earlier in Acquisitions, in January 2014 we acquired Windsor, which offered PDP plans in 11 of the 34 CMS regions to approximately 103,000 beneficiaries as of December 31, 2014.

Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year, or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

Medicare PDPs Membership

As of December 31, 2014, 2013 and 2012, we served approximately 1,392,000, 797,000 and 869,000 PDP members, respectively. Membership as of December 31, 2014 increased by 595,000 compared to December 31, 2013, primarily as a result of our 2014 PDP bids, as well as the inclusion of membership from the Windsor acquisition. For 2014, our basic plan was below the benchmarks in 30 regions, of the 33 regions bid, and within the de minimis range in two other regions.

Due to changes in our bid design based on our 2014 experience, our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids, and within the de minimis range in nine other regions. We estimate that membership declined by approximately 21% to 1.1 million members as of January 1, 2015, as members who were auto assigned to us in 2014 and prior years in regions where our 2015 bids are not below the benchmark or within the de minimis range have been assigned to other plans. However, the outcome of our 2015 bids is expected to have a favorable impact on the 2015 segment results compared to 2014.

In 2015, we are retaining our auto-assigned members in the nine regions in which we bid within the de minimis range; however, we are not being auto-assigned new members in those regions. As of January 1, 2015, approximately 69% of our membership is comprised of beneficiaries that actively chose us for their current plan. We expect membership for the remainder of 2015 to be relatively stable, as we focus on marketing our PDP products to those who actively choose us to offset normal attrition.

Medicare PDPs Segment Revenues

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

CMS Direct Premium Subsidy—Represents monthly premiums from CMS based on the plan year bid submitted by us as a plan sponsor. The monthly payment is a risk-adjusted amount per member and is based upon the member's health status as determined by CMS. Refer to the "Medicare Risk-Adjusted Premiums" section under the "Medicare Advantage (MA)" segment discussion above for a more detailed description of risk-adjusted premiums.

Low-Income Premium Subsidy—For qualifying low-income subsidy ("LIS") members, CMS pays for some or all of the LIS member's monthly premium. The CMS payment is dependent upon the member's income level, which is determined by the Social Security Administration.

Low-Income Cost Sharing Subsidy ("LICS")—For qualifying LIS members, CMS reimburses us for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold. LICS subsidies are paid by CMS prospectively as a fixed PMPM amount, as determined based upon the plan year bids submitted by us as a plan sponsor to CMS. Approximately nine to ten months subsequent to the end of the plan year, a settlement payment is made between CMS and our plans based on actual claims experience.

Catastrophic Reinsurance Subsidy—CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed PMPM amount, and are determined based upon the plan year bids submitted by us as a plan sponsor to CMS. Approximately nine to ten months subsequent to the end of the plan year, a settlement payment is made between CMS and our plans based on actual claims experience.

Coverage Gap Discount Subsidy—CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members. The prospective discount payments are determined based upon the plan year bid submitted by plan sponsors to CMS and current plan enrollment. Following the plan year, CMS performs an annual reconciliation of the prospective discount payments received by our plan to the amount of actual manufacturer discounts made available to each plan's enrollees under the program.

Catastrophic reinsurance subsidies and the low-income member cost sharing subsidies represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our recorded estimates. However, the balance of funds receivable from CMS grew substantially in 2014 due to increased drug costs relative to our bid estimates.

Coverage gap discount subsidies ("CGD") advance payments are recorded as funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted claims data.

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

PDP premium revenue for the year ended December 31, 2014, 2013 and 2012 was approximately $1.2 billion, $776.9 million and $992.6 million, respectively.

OUR OPERATIONS

Provider Networks and Provider Reimbursement Methods

As of December 31, 2014, we contracted with approximately 224,000 health care providers and 71,000 pharmacies to provide our members with access to medically-necessary services. Our contracted providers deliver a variety of services to our members including: primary and specialty physician care; laboratory and imaging services; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

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

PCPs and specialty care providers are typically reimbursed a specified fee for the service performed, which is known as fee-for-service. The specified fee is set as a percentage of the amount Medicaid or Medicare would pay under the applicable fee-for-service program.

We reimburse some of our PCPs and specialty care provider groups on a fixed-fee PMPM basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the provider as well as coordination of care from other providers as described above. In certain markets, we may also reimburse certain services such as vaccinations and laboratory or screening services delivered by the PCP in addition to the capitation payment.

For the years ended December 31, 2014 and 2013, approximately 6% of our payments to physicians serving our Medicaid members were on a capitated basis and approximately 94% were on a fee-for-service basis. During the years ended December 31, 2014 and 2013, approximately 17% of our payments to physicians serving our Medicare members in MA CCPs were on a capitated basis and approximately 83% were on a fee-for-service basis. Consistent with our long-term business priorities, we are putting increasing emphasis on aligning providers with our objective of improving healthcare quality by employing quality-based, performance-based, and shared risk contracting features in our provider agreements, as described below.

In some markets, PCPs may also be eligible for additional payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance or for managing patient utilization. The quality payments may be paid as a periodic bonus or when the PCP submits documentation of a member's receipt of services. For payments related to managing patient utilization, we establish a risk fund for each provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future potential surplus payments. PCPs participating in these specialized risk arrangements cover 68% and 25% of our MA and Medicaid membership, respectively, as of December 31, 2014. In 2015, we intend to increase our quality-based contracting with our PCPs.

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

Facilities

Our health plans arrange for hospital care primarily through contracts with selected hospitals in their service areas for coverage of medically-necessary care. These hospital contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. These contracts typically can be canceled by either party, without cause, usually upon 90 days written notice. In some cases, a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

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

Ancillary Providers

Our typical ancillary agreements provide for coverage of medically-necessary care and, in general, have terms of one year. These contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be canceled by either party, without cause, usually upon 90 days written notice. In some cases, a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

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

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries, which is dependent on the outcome of a bid process whereby plans submit bids to CMS based on their estimated cost to provide services in designated regions. Plans that submit bids below the benchmark of other plans’ bids in their bidding region are eligible for auto-assignment of LIS beneficiaries. For example, based on the outcome of our 2014 Medicare PDP bids, we were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. Due to changes in our bid design based on our 2014 experience, our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids. Therefore, our 2015 PDP membership has decreased to 1,098,000 as of January 1, 2015 compared to 1,392,000 as of December 31, 2014, as those PDP members who were previously auto-assigned to us have been reassigned to other plans in regions in which we were above the benchmark and the de minimis threshold. However, the outcome of our 2015 bids is expected to have a favorable impact on our 2015 PDPs financial performance compared to 2014. If our future PDP premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us.

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

Our quality improvement activities will continue to focus on:

•	Access;

•	Preventive health and wellness and care management;

•	Case and disease management;

•	Health plan accreditation;

•	Provider credentialing;

•	Provider education and incentives for closing care gaps;

•	Member education and outreach;

•	Information technology initiatives related to the above activities;

•	Advocacy and community-based programs; and

•	Oversight and audits.

Access

We are focused on improving our members' access to a high-performing network of providers, including PCPs, specialists and ancillary providers, and ensuring that members see the appropriate providers, based on clinical condition. We help members access the right care at the right time in the appropriate setting through coordinated care teams and community partnerships. We recently added additional clinical resources in our markets to implement new care models.

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

Case and disease management

We have enhanced our case management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams. Our D-SNP case management helps reduce the fragmentation that exists in the current health care system, improving member access to quality care. We also employ intervention programs which include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations.

Health plan accreditation

Several of our health plans are accredited by nationally-recognized independent organizations that have been established to measure health plans' commitment to effective management and accountability. Our Florida, Georgia, Hawaii, Kentucky, Missouri and South Carolina HMOs are accredited by NCQA for Medicaid. Our Florida HMO is also NCQA accredited for Medicare.

Provider credentialing

We credential physicians, hospitals and other health care professionals in our participating provider networks using quality criteria, which meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years, depending on applicable state laws.

Provider education and incentives for closing care gaps

As part of our quality improvement program, we have implemented changes to our reimbursement methods to reward certain providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopt evidence based guidelines for members with chronic conditions. Additionally, several of our markets have provider incentives for closing care gaps inherent to the health care system. This initiative has resulted in increased member encounters to drive improvement in the quality of care.

Member education and outreach

We are focused on improving our members' access to a high-performing network of providers, including PCPs, specialists and ancillary providers, and ensuring that members see the appropriate providers, based on clinical condition. We have strengthened our resources focused exclusively on outreach to Medicaid and Medicare members to educate them on care gaps and to close those gaps. In addition, our medication therapy management initiatives empower patients to take an active role in managing their medications. Intervention and support activities include arranging transportation assistance, three-way calls with a member and his/her primary care physician to schedule appointments, and arranging for home visits to assess and close care gaps. We are focused on enhancing our members' experience by improving service and reducing complaint levels through improved grievance and appeals processes and member satisfaction surveys.

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

Advocacy and community-based programs

WellCare connects community resources to help improve health outcomes and lower the overall cost of health care. WellCare works to link people to social services such as food banks or meal delivery, housing assistance, financial assistance, transportation, education support, legal assistance and employment services.

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

Information Technology

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

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes, which could result in our incurring substantial costs to improve our operations and services. We continue to work to improve service and productivity, and to comply with future regulatory requirements such as the implementation of ICD-10 by October 2015.

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have an agreement with a nationally-recognized, third-party vendor to provide for the restoration of our general support systems at a remote processing center. We perform disaster recovery testing at least annually for those business applications that we consider critical. Additionally, we recently formed an Information Technology Oversight Committee of the Board of Directors in order to assist the Board in its oversight of the Company’s major information technology (IT) initiatives, to consult with senior management with respect to the Company’s IT strategy, assist the Board in its oversight of the Company’s IT security programs and assist the Audit and Finance Committee of the Board in its oversight of the Company’s IT internal controls and its disaster recovery capabilities and strategies.

Reinsurance

We bear underwriting and reserving risks associated with our HMO and insurance subsidiaries. In 2014 and prior years, we retained certain of these risks through our wholly-owned, captive insurance subsidiary. Effective January 1, 2015, we are no longer ceding new risks to our captive insurance subsidiary. We reduce exposure to large catastrophic losses by insuring levels of coverage for losses in excess of what we retain internally with highly-rated, unaffiliated insurance companies. However, we remain liable in the event these insurance companies are unable to pay their portion of the losses, so we regularly monitor the financial condition of these companies to ensure that they are maintaining these high ratings.

Outsourcing Arrangements

Our care and service delivery model is designed to optimize our use of our personnel versus third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing, mail order pharmacy, sales and marketing and certain aspects of utilization management. For example, in November 2014, we outsourced our mail order pharmacy. We also intend to change pharmacy benefit managers in 2016, which may create operational challenges and transition and transitory costs as a new vendor is implemented. Where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and include service level guarantees in our contracts, where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.
Centralized Management Services

We provide centralized management services to each of our health plans from our Tampa, Florida headquarters and call centers. These services include information technology, product development and administration, finance, human resources, accounting, legal, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, customer service and certain aspects of clinical service and are provided by an affiliated administrator.

Employees

We refer to our employees as associates. As of December 31, 2014, we had approximately 6,700 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

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

REGULATION IMPACTING OUR BUSINESS

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and interpretive guidance occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate. For further information, see the Our Operations- Provider Networks and Provider Reimbursement Methods discussion above. In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance, prompt payment of claims and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the Product Segments-Medicare Health Plans- Medicare Risk-Adjusted Premiums discussion above.

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

All Part D plans, both PDPs and Medicare Advantage-Prescription Drug Plans ("MA-PDs"), bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a benchmark for each of the 33 regions. CMS pays the Part D plans a percentage of the benchmark on a PMPM basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member's Part D premium and certain other cost sharing expenses.

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

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance departments in the states in which they operate, except our New York HMO subsidiary, which is licensed as a prepaid health services plan by the New York State Department of Health, and our California HMO, which is licensed by the California Department of Managed Health Care. The subsidiaries are subject to the rules, regulations and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries' capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $746.0 million at December 31, 2014, and $489.0 million at December 31, 2013. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively, which was in compliance with the minimum capital requirements as of those dates.

Our regulated subsidiaries are also subject to restrictions on their ability to make dividend payments. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $68.0 million, $147.0 million and $192.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 amount included $36 million not requiring prior regulatory approval, and $32 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2014, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $60.0 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

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

Although we have structured our compliance program with care in an effort to meet all statutory and regulatory requirements, our policies and procedures are continuously under review and subject to updates and our training and education programs are always evolving. We have invested significant resources to enhance our compliance efforts and we expect to continue to do so.

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

Also available on our website, or in print to any stockholder upon request, are WellCare's Corporate Governance Guidelines and Code of Conduct and Business Ethics, as well as charters of the following committees of the board of directors: the Audit and Finance Committee, Compensation Committee, Health Care Quality and Access Committee, Information Technology Oversight Committee, Nominating and Corporate Governance Committee and Regulatory Compliance Committee. In addition, we intend to disclose any amendments to, or waivers of, our Code of Conduct and Business Ethics on our website. To obtain printed materials contact Investor Relations at WellCare Health Plans, Inc., 8725 Henderson Road, Tampa, Florida 33634. In addition, the SEC's website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC's website is not part of this Annual Report on Form 10-K.

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

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	the performance of our pharmaceutical benefit manager in managing our pharmaceutical costs;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members;

•	periodic renegotiation of hospital, physician and/or other provider contracts;

•	the occurrence of catastrophes, major epidemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program; and

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations and/or practices.

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

Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. These payments are fixed by contract and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarial methods based on historical data. Actual experience, however, could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. For example, several new, extremely high cost hepatitis C drugs were approved in 2014. In addition, in the new Florida MMA program, our claims experience has been running significantly higher than we originally estimated. Because the new Florida MMA program has required its participating plans to utilize the state's drug formulary, it is more difficult for us to manage the pharmaceutical costs. In addition, we experienced unfavorable development of prior year reserve amounts in three of the four quarters in 2013, and in the first and second quarters of 2014, particularly in our Medicaid and Medicare Health Plans segments. Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations.

Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum medical loss ratio (“MLR”), which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund premiums back to the state or CMS, as applicable.

In addition, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for a Supplemental Security Income (“SSI”) member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes; there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our cash flow and results of operations.

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

Our pharmacy benefit manager may not perform at the level of our expectations, resulting in additional pharmacy costs or administrative costs, which would affect the profitability of our Medicaid Health Plans segment, our Medicare PDP segment and our MA plans that contain a prescription drug benefit, and could adversely affect our results of operations and cash flows.

Our pharmacy benefit manager may not perform at the level of our expectations, resulting in additional pharmacy costs or administrative costs, which would reduce the profitability of our Medicaid Health Plans segment, our Medicare PDP segment and the MA plans that also contain a prescription drug benefit.  Further, because our 2015 MA and PDP bids do not account for such additional costs, and we would not be reimbursed for additional pharmacy costs that are the responsibility of CMS until the fourth quarter of 2016, our results of operations and cash flows could be adversely affected, perhaps materially.

We rely on a number of third parties, and failure of any one of the third parties to perform in accordance with our contracts could have a material adverse effect on our business and results of operations.

Our care and service delivery model is designed to optimize our use of our personnel as an alternative to third parties based on an evaluation of factors, including cost, compliance, quality and procurement success. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. For example, we intend to change pharmacy benefit managers in 2016, which may create operational challenges and transition and transitory costs as a new vendor is implemented. In addition, in November 2014, we outsourced our mail order pharmacy. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

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

Certain provisions in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) tie MA premiums to the achievement of Star Ratings. Beginning in 2015, only MA plans that have a 4.0 or higher overall quality score, or “Star Rating”, (out of five) will be eligible for a quality bonus in their basic premium rates. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. None of our plans achieved a 4.0 Star Rating in 2014, so we will not receive these quality bonuses in 2015, and we may not be able to improve our Star Ratings, to receive these quality bonuses in the future.

In addition, plans with any Star Ratings below 3.0 for three consecutive years risk contract termination. In 2014, our MA plans in Louisiana and the MA plans of Windsor Health Group, Inc. ("Windsor") we acquired in January 2014, representing approximately 47,000 members as of January 1, 2015, each received at least one Star Rating of 2.5 for at least the third consecutive year. If these Star Ratings do not equal or exceed 3.0 by the 2015 Star Rating release date, these plans may be terminated by CMS as early as plan year 2016. We serve a larger percentage of D-SNP members than our competitors, and this population is more challenging to serve. CMS’s quality measurement methodology does not account for population differences between plans, and therefore, we may be unable to achieve a four star rating for some of our plans. Furthermore, plans deemed low performing that participate in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs.

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

In addition, lower quality scores compared to our competitors may adversely impact our ability to attract members and obtain regulatory approval for acquisitions or expansions. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth and results of operations.

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

On June 30, 2014, we acquired certain Medicaid-related assets of Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), with the transfer of membership effective as of July 1, 2014. The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, beginning July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

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

Once acquired, we may have difficulties integrating the businesses within our existing operations, due to factors such as:

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

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. For example, during the year ended December 31, 2014, we recorded a charge of $18.0 million to reflect the impairment of certain intangible assets associated with the acquisition of Easy Choice in 2012, and fully impaired the assets we acquired from Desert Canyon Community Care in Arizona, due to our decision to exit the Arizona MA market. In the future, we may incur additional material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.

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

Our rate of expansion into other geographic areas may also be inhibited by factors such as:

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, and Children’s Health Insurance Program (“CHIP”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2014, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.

Our Medicaid contracts are generally intended to run for one to five years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. For example, the last renewal option under our Georgia Medicaid contract expires in June 2016. On February 9, 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. We are currently preparing our response. A total of nine companies, including us, have been deemed qualified to bid. The request for proposals indicates up to four companies may be selected to participate. In addition, the State of Missouri has issued a request for proposals for its Medicaid program for the period between July 1, 2015 and June 30, 2016, with two possible annual renewal periods. We have responded and are currently waiting for the state's contract award decision. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms, or not renewed or extended on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. As a result, government agencies with which we contract may seek funding alternatives, which may result in reductions in funding for their Medicaid programs. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and results of operations. We have experienced such rate decreases in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, cash flows and liquidity.

A significant percentage of our Medicaid plan enrollment results from mandatory enrollment in Medicaid managed care plans. States may mandate that certain types of Medicaid beneficiaries enroll in Medicaid managed care through CMS-approved state plan amendments or, for certain groups, through federal waivers or demonstrations. Waivers and programs under demonstrations are generally approved for two- to five-year periods, and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not mandate managed care enrollment in its state plan or does not renew an existing managed care waiver, our membership would likely decrease, which could have a material adverse effect on our results of operations.

We derive a significant portion of our revenue from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially reduce our cash flow, liquidity, revenue and profits.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. However, our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and within the de minimis range in nine other regions. This resulted from the realignment of our benefit designs and cost structure. We may not be able to submit bids which are below benchmarks of other plans’ bids in future years. Our membership has decreased in 2015 compared to 2014 as those PDP members who had been auto assigned to us in regions where our 2015 bids are not below or within the de minimis range have been assigned to other plans. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.

In 2014, our segment PDP MBR was higher than our expectation primarily due to higher utilization of branded and specialty drugs by our new members. We may not be successful in improving our segment MBR in the future, which would materially reduce our profits. For additional risks associated with estimating and managing our MBR, see “If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could become unprofitable” above.

Because the estimated costs of providing prescription drugs in our 2014 bids were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash and the net proceeds from a $300.0 million term loan drawn in September 2014 are being used to fund the costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect to occur in the fourth quarter of 2015. Until such time, our cash flow and liquidity will be adversely affected, perhaps materially.

We may not be able to generate or access sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of December 31, 2014, we had approximately $900.0 million in aggregate principal amount of total indebtedness outstanding consisting of a $300.0 million term loan and $600.0 million senior notes due 2020 (the "notes"). In addition, our credit agreement provides us with up to an additional $300.0 million of borrowing ability thereunder. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities, or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the notes and the credit agreement. We cannot assure that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the notes and the credit agreement, or to fund our other liquidity needs.

In September 2014, we amended and restated our existing credit agreement to provide for a $300.0 million term loan, which expires in September 2016, to fund our PDP operations due to a receivable from CMS that has been accumulating during 2014. The PDP receivable from CMS primarily relates to low-income subsidies and catastrophic reinsurance coverage (reinsurance) provided by CMS under the Medicare PDP program. Because our 2014 PDP bids for the estimated costs of providing prescription drugs were substantially lower than our actual costs of providing prescription drugs, our funds receivable from CMS is higher than we anticipated. As a result, our unregulated cash and the proceeds from the term loan facility are being used to fund costs of providing prescription drugs until the funds receivable from CMS are actually paid to us, which we expect will occur in the fourth quarter of 2015. In addition, if our costs of providing prescription drugs in 2015 are higher than our estimates included in our 2015 PDP bids, then we could accumulate an additional large receivable from CMS. Our cash flow and liquidity could be adversely affected, perhaps materially.

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

The requirements of the ACA, may have a material adverse effect on our results of operations, financial position and cash flows.

We believe the ACA will continue to bring about significant changes to the American health care system. These measures are intended to expand the number of United States residents covered by health insurance and make other coverage, delivery, and payment changes to the current health care system. The costs of implementing the ACA will be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the ACA and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and more states may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the ACA, may attempt to replace the legislation with amended provisions or could seek to repeal the law altogether. In 2015, the U. S. Supreme Court is scheduled to consider whether premium subsidies can be used in a federally facilitated exchange. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the ACA could change the way we do business, potentially impacting our pricing, benefit design, product mix, geographic mix, and distribution channels.

Regulations and policies related to the implementation of the ACA, the Budget Control Act of 2011, and the Continuing Appropriations Act of 2014, as well as future legislative changes, may have a material adverse effect on our results of operations, financial position, and cash flows by:

•	restricting revenue, enrollment and premium growth in certain products and market segments;

•	restricting our ability to expand into new markets;

•	increasing our medical and administrative costs;

•	lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments;

•
encouraging states to contract with organizations that are not subject to the annual premium-based health insurance industry assessment imposed by the ACA (the "ACA industry fee") for their Medicaid programs; and

•	encouraging states to integrate Medicare and Medicaid using a limited number of health plans or a fee for service model.

In addition, the response of other companies to these policy, regulatory and legislative changes and adjustments to their offerings, if any, could have a meaningful impact in the health care markets.

The ACA includes a number of changes that could impact the way MA plans will operate, such as:

•	Reduced Medicare Premium Rates. On April 7, 2014, CMS revised their proposed 2015 rates, which we estimate will result in a rate decrease in the low single digit percentage from our 2014 rates.

•
CMS Star Ratings. Certain provisions in the ACA tie MA premiums to the achievement of Star Ratings. Beginning in 2015, MA plans with an overall Star Rating of four or more stars will be eligible for a quality bonus in their basic premium rates. Plans that receive quality bonuses may have a competitive advantage in the Medicare market, as they may be able to offer more attractive benefit packages to members and/or achieve higher profit margins. Also, beginning with open enrollment for the 2014 plan year, Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years have been excluded from mention in the CMS “Medicare and You” handbook, denoted as “low performing” plans on the CMS website, and excluded from on-line enrollment through the Medicare Plan Finder website. These actions may adversely impact these plans’ ability to maintain or increase membership. CMS could exercise its authority and terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2015. However, CMS could still exercise its authority and terminate those plans for the plan year 2016. We serve a larger percentage of D-SNP members than our competitors, and this population is more challenging to serve. CMS’s quality measurement methodology does not account for population differences between plans, and therefore, we may be unable to achieve a four star rating for some or all of our plans. Our MA plans in Louisiana and our Windsor MA plans, representing approximately 47,000 members as of January 1, 2015, could be terminated effective December 31, 2015 if their Part C and Part D star ratings are not at least three stars for the plan year 2016. While we are continuing efforts to improve our Star Ratings and other quality measures, there is no guarantee that we will be able to maintain or improve our Star Ratings.

•
Minimum MLRs. Beginning in 2014, the ACA requires the establishment of a MLR for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees).

Under the ACA, over a 10-year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change will ultimately result in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could impact the cost structure of our PDPs.
The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015, with increasing annual amounts thereafter, and growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. We incurred $137.7 million of such fees in 2014 and currently estimate that we will incur between $230 and $235 million in such fees in 2015, due to the increase in the total fee to be levied on the industry and the expected increase in our share of total 2014 industry premiums. However, the 2015 final fee amount will not be determined until August 2015. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014. We have also obtained similar commitments from our Medicaid customers for 2015. CMS does not directly reimburse us for the impact of the ACA industry fee related to MA and PDP premiums.

The health reforms in the ACA allow, but do not require, states to expand eligibility for Medicaid programs. As a result, the effects of any potential future expansions and future federal financing are uncertain, making it difficult to determine whether the net impact of the ACA will be positive or negative for our Medicaid business.

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

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (a claim for which no additional information is needed), payment methodologies and timing, utilization of mail order pharmacy, administrative simplification, mandatory network inclusion of certain providers, mandated increases in provider reimbursement rates, physician collective bargaining rights, centralized credentialing and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may have a material adverse impact on our results of operations and cash flows.

The ACA ends funding for CHIP as of September 30, 2015 and the Special Needs Program has only been authorized through December 31, 2016. If these programs are not funded, renewed or extended, it could have a material adverse impact on our revenues, cash flow, membership and profitability.

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

We did not to participate in the health insurance exchange products during 2014 and we are only participating in the exchanges in Kentucky and New York in 2015. As a result, individuals who select an exchange product in our other states, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.

Regulatory reform or other initiatives may bring additional competitors into our markets. Regulators may prefer companies that operate in lines of business in which we do not operate when we bid on new business or renewals of existing business, which may cause our bid or renewal to be unsuccessful.

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We may not be able to develop innovative products and services that are attractive to members. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully retain or acquire members for our products and services at current levels of profitability.

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

We may not be able to attract or retain qualified management, clinical and commercial personnel in the future due to the intense competition for qualified personnel in the managed care and health care industry. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition, we have in the past and may in the future modify our senior management structure, which could impact our retention of employees and management.

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

To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, maintain or increase our revenue growth, and control medical cost trends and/or our pricing flexibility, may be adversely affected. Failure to compete successfully in the markets we serve may have a material adverse effect on our business, growth prospects and results of operations.

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

We have recently experienced significant changes in our senior management. Effective January 1, 2015, Kenneth Burdick, previously our President and Chief Operating Officer, was promoted to Chief Executive Officer, replacing David Gallitano, our interim Chief Executive Officer. In December 2014, Blair Todt, previously our Senior Vice President, Chief Strategy and Development Officer, assumed the newly created role of Senior Vice President, Chief Legal and Administrative Officer and Secretary replacing Lisa Iglesias and her role as Senior Vice President, General Counsel and Secretary. In November 2014, Andrew Asher replaced Thomas Tran as our Chief Financial Officer. In April 2014, Michael Yount, our former Chief Privacy Officer, replaced Cyndi Baily as our Senior Vice President and Chief Compliance Officer. In February 2014, Rose Hauser joined us as our Chief Information Officer. These changes in our senior management may be disruptive to our business and, during the transition period, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock.

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

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts or defamation claims;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings and other statements;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

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

If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions under our credit agreement, the notes, restrictions on dividend payments from our subsidiaries, or higher levels of required statutory capital, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Our business strategy has been defined by four long-term business priorities, one of which includes our ability to enter new markets by pursuing attractive growth opportunities for our existing product lines. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities.

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

Our credit agreement and notes also contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable.

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

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation. In connection with some pending matters, including the recent criminal trial of certain of our former executives and associates, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses and expect to continue to do so while these matters are pending. We have exhausted our insurance for the expenses associated with the criminal trial of our former executive officers and associates, and the related government investigations that commenced in 2007, and further expenses incurred by us for these matters will not be reimbursed.

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

Our investment portfolio represents a significant portion of our assets and is subject to general credit, liquidity, market and interest rate risks. Market fluctuations in the securities and credit markets could impact the value or liquidity, of our investment portfolio and adversely impact interest income. As a result, we may experience a reduction in value or loss of liquidity which may materially impact our results of operations, liquidity and financial condition.

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

There can also be no assurance that our process of improving existing systems, developing new systems to support our operations, complying with contractual data requirements and improving service levels will not be delayed or that system issues will not arise in the future. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, difficulty in improving quality, increases in administrative expenses and write-offs of our expenditures in unsuccessful capital investments.

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

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our providers or regulators, which could disrupt our operations or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.

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

HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 1, 2015, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, has required and will continue to require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, the cost of compliance with these regulations has not had and we do not expect it to have a material adverse effect on our cash flows, financial position or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. As of December 31, 2014, we also leased office space for the administration of our health plans in Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee, Texas and Washington. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

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

Other Lawsuits and Claims

Separate and apart from the legal matter described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." The following table sets forth the high and low sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods indicated:

	High	Low
2014
First Quarter ended March 31, 2014	$73.44	$55.16
Second Quarter ended June 30, 2014	$78.37	$61.47
Third Quarter ended September 30, 2014	$77.78	$59.71
Fourth Quarter ended December 31, 2014	$84.69	$55.43
2013
First Quarter ended March 31, 2013	$61.13	$44.75
Second Quarter ended June 30, 2013	$64.29	$50.41
Third Quarter ended September 30, 2013	$71.34	$55.12
Fourth Quarter ended December 31, 2013	$75.31	$60.05

The last reported sale price of our common stock on the New York Stock Exchange on February 13, 2015 was $82.32. As of February 13, 2015, we had approximately 22 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2009, to December 31, 2014 with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna Inc., Anthem Inc. (formerly known as WellPoint Inc.), Centene Corp., Cigna Corp., Health Net Inc., Humana Inc., Molina Healthcare, Inc., UnitedHealth Group Inc. and Universal American Corp. The graph assumes an investment of $100 made in our common stock and the custom composite index on December 31, 2009. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among WellCare Health Plans, Inc., the S&P 500 Index, and Custom Composite Index (9 Stocks)

$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
WellCare Health Plans, Inc.
S&P 500
Custom Composite Index (9 Stocks)

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
WellCare Health Plans, Inc.	$100	$82	$143	$132	$192	$223
S&P 500 Index	$100	$115	$117	$136	$180	$205
Custom Composite Index (9 stocks)	$100	$110	$152	$158	$233	$316

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

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 2014 Form 10-K. The data for the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013, is derived from consolidated financial statements and related notes included elsewhere in this 2014 Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Revenues:
Premium:
Medicaid Health Plans	$7,572.8	$5,585.5	$4,389.0	$3,505.3	$3,252.4
Medicaid premium taxes	76.5	75.7	82.2	76.2	56.4
Medicaid state ACA industry fee reimbursement	124.6	—	—	—	—
Total Medicaid Health Plans	7,773.9	5,661.2	4,471.2	3,581.5	3,308.8
Medicare Health Plans	3,963.2	3,071.0	1,936.4	1,479.8	1,336.1
Medicare PDPs	1,178.4	776.9	992.6	1,036.8	785.3
Total premium	12,915.5	9,509.1	7,400.2	6,098.1	5,430.2
Investment and other income	44.4	18.8	8.8	8.7	10.0
Total revenues	12,959.9	9,527.9	7,409.0	6,106.8	5,440.2
Expenses:
Medical benefits:
Medicaid Health Plans	6,853.1	4,927.4	3,892.0	2,890.1	2,888.5
Medicare Health Plans	3,506.9	2,659.5	1,630.6	1,198.8	1,067.2
Medicare PDPs	1,095.2	671.7	781.3	859.1	638.8
Total medical benefits	11,455.2	8,258.6	6,303.9	4,948.0	4,594.5
Selling, general and administrative (1)	1,018.8	856.5	690.8	642.1	838.0
ACA industry fee	137.7	—	—	—	—
Medicaid premium taxes	76.5	75.7	82.2	76.2	56.4
Depreciation and amortization	59.9	44.1	31.6	26.4	23.9
Impairment and other charges (2)	24.1	—	—	—	—
Interest (3)	39.4	11.9	4.1	6.5	0.2
Total expenses	12,811.6	9,246.8	7,112.6	5,699.2	5,513.0
Income (loss) from operations	148.3	281.1	296.4	407.6	(72.8)
Bargain purchase gain (4)	29.5	—	—	—	—
(Loss) gain on extinguishment of debt (5)	—	(2.8)	—	10.8	—
Income (loss) before income taxes	177.8	278.3	296.4	418.4	(72.8)
Income tax expense (benefit)	114.1	103.0	111.7	154.2	(19.4)
Net income (loss)	$63.7	$175.3	$184.7	$264.2	$(53.4)
Net income (loss) per share:
Basic	$1.45	$4.03	$4.29	$6.17	$(1.26)
Diluted	$1.44	$3.98	$4.22	$6.10	$(1.26)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Statistics:
Medical benefits ratio:
Medicaid Health Plans, including premium taxes	88.2%	87.0%	87.0%	80.7%	87.3%
Medicaid Health Plans (6)	90.5%	88.2%	88.7%	82.4%	88.8%
Medicare Health Plans	88.5%	86.6%	84.2%	81.0%	79.9%
Medicare PDPs	92.9%	86.5%	78.7%	82.9%	81.4%
SG&A ratio, including premium taxes	7.9%	9.1%	9.4%	10.5%	15.4%
SG&A ratio (7)	8.0%	9.0%	9.4%	10.6%	15.6%
Membership:
Medicaid Health Plans	2,310,000	1,759,000	1,587,000	1,451,000	1,340,000
Medicare Health Plans	417,000	290,000	213,000	135,000	116,000
Medicare PDPs	1,392,000	797,000	869,000	976,000	768,000
Consolidated	4,119,000	2,846,000	2,669,000	2,562,000	2,224,000

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,313.5	$1,482.5	$1,100.5	$1,325.1	$1,359.5
Total assets	4,495.0	3,450.7	2,675.5	2,488.1	2,247.3
Long-term debt (including current maturities)	900.0	600.0	135.0	146.3	—
Total liabilities	2,899.1	1,932.8	1,352.4	1,371.3	1,415.2
Total stockholders' equity	1,595.9	1,517.9	1,323.1	1,116.9	832.1

(1)
Selling, general and administrative ("SG&A") expense includes $37.6 million, $57.3 million, $51.6 million, $47.0 million and $265.9 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively, of aggregate costs related to the resolution of the previously disclosed governmental and Company investigations, such as settlement accruals and related fair value accretion, legal fees and other similar costs. The 2010 costs are net of $25.8 million of D&O insurance recoveries related to the consolidated securities class action during this period.

(2)
We recognized approximately $24.1 million in impairment and other charges, $18.0 million of which primarily relates to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice. The remaining charges also include a charge for the full impairment of intangible assets associated with the purchase of our Arizona MA plan after we concluded during 2014 to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions.

(3)
Interest expense for 2014 includes interest related to the $300 million term loan funded in September 2014, as well as interest related to $600 million 5.75% senior notes (the "Senior Notes") issued in November 2013. Interest expense for 2013 includes interest related to the Senior Notes, as well as the term loans borrowed under the 2011 Credit Agreement. A portion of the net proceeds from the issuance of the Senior Notes was used to pay off the remaining $336.5 million term loan balance under the 2011 Credit Agreement in November 2013.

(4)
The estimated fair value of the net tangible and intangible assets that we acquired in connection with the Windsor acquisition has exceeded the total consideration paid, and payable, to the seller by approximately $29.5 million. We recognized the excess fair value as a bargain purchase gain, in accordance with accounting rules related to business combinations, after consideration of all relevant factors.

(5)
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

(6)
Medical benefits ratio ("MBR") measures the ratio of our medical benefits expense to premium revenue excluding reimbursement for Medicaid premium taxes and Medicaid state ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and ACA industry fee impacts are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that their impact is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes and Medicaid state ACA industry fee reimbursements are included in premium revenue.

(7)
SG&A expense ratio measures selling, general and administrative expense as a percentage of total revenue, excluding premium taxes and Medicaid state ACA industry fee reimbursements, and does not include depreciation and amortization expense for purposes of determining the ratio.

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(In Millions, Except Per Share Data or As Otherwise Stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2014 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2014 Form 10-K.

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, children, and the aged, blind and disabled, as well as prescription drug plans. As of December 31, 2014, we served approximately 4.1 million members in 49 states and the District of Columbia. We estimate that we are among the 10 largest Medicaid providers of managed care services plans, and among the 10 largest providers of Medicare Advantage ("MA") plans and prescription drug plans ("PDPs"), all as measured by membership. We believe that our broad range of experience and exclusive government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key financial highlights for the year ended December 31, 2014. For additional information, refer to the "Results of Operations" section which discusses both consolidated and segment results in more detail.

▪
Membership increased 45% in 2014, mainly driven by organic membership growth across all of our segments, primarily in our Medicaid Health Plans and Medicare PDPs segments, as well as the acquisition of Windsor Health Group, Inc. ("Windsor"), which was completed on January 1, 2014. The Windsor acquisition accounted for increases of 80,000 and 103,000, in our Medicare Health Plans and Medicare PDPs segments, respectively. Excluding Windsor, consolidated membership at December 31, 2014 increased 38% year over year.

▪
Premiums increased 36% in 2014, driven mainly by the increases in membership discussed above. The Windsor acquisition accounted for combined increases in Medicare and Medicare PDP segment revenue of $620.5 million for 2014. Additionally, the increase was driven by the net impact of ACA industry fee reimbursement from our Medicaid state customers and Medicaid membership mix changes, partially offset by rate decreases in our Medicare segment and a lower rate in our Medicare PDPs segment, consistent with our 2014 bids.

▪
Net Income declined 64% in 2014 due mainly to an increase in the medical benefit ratios for all three of our segments, the impact of unreimbursed ACA industry fees, increased interest expense from higher debt levels in 2014 and the recognition of $24.1 million in impairment and other charges, primarily related to Easy Choice Health Plan Inc. ("Easy Choice"). Partially offsetting these reductions was the increase in premiums from organic growth, lower administrative expenses as a percentage of total revenues and the $29.5 million we recognized from the Windsor bargain purchase gain.

Key Developments and Accomplishments

Our current business priorities include improving health care quality and access for our members, optimizing financial performance, delivering prudent and profitable growth and achieving service excellence. See Part I, Item 1 – Business for further discussion of our business priorities.

Presented below are key developments and accomplishments relating to progress on our business priorities that occurred or impacted our financial condition and results of operations during 2014, or occurred in 2015 prior to the filing of this 2014 Form 10-K.

•
In January 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of December 31, 2014, Windsor offered MA plans to 37,000 members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 43,000 members in 39 states as of December 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions to 103,000 members as of December 31, 2014.

•
In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s 11 regions as part of the state’s Managed Medical Assistance ("MMA") program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June, one in July and one in August. We are serving over 650,000 members in these regions as of December 31, 2014, compared to 394,000 members that we served in December 2013 under the prior Florida Medicaid program.

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

•
We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014 and 2015. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue in the year ended December 31, 2014.

•
Medicare Heath Plans segment membership as of January 1, 2015, was 380,000, a 9% decrease from 417,000 as of December 31, 2014. The approximate decrease of 37,000 members was driven by actions taken in conjunction with our 2015 bids and county withdrawals in California designed to improve the performance of Easy Choice, which resulted in a 28,000 member decrease in California, as well as  the Company’s exit from the Missouri, Ohio, and Arizona markets representing 8,000 members as of December 31, 2014. For 2015, WellCare offers Medicare Advantage plans in 376 counties across 15 states.

•
In October 2014, the Centers for Medicare & Medicaid Services ("CMS") announced 2015 MA and PDP quality ratings, known as star ratings, which reflected improvement for several of WellCare's plans. The star rating for our Florida plan, which serves approximately 31% of our January 2015 MA membership, maintained its rating of 3.5 stars for 2015. Our California plan, which serves approximately 10% of our January 2015 MA membership, improved its star rating from 3 to 3.5.

•
Due to changes in our bid design based on our 2014 experience, our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids, and within the de minimis range in nine other regions. However, the outcome of our 2015 bids is expected to have a favorable impact on 2015 gross margin results compared to 2014. For 2014, our basic plan was below the benchmarks in 30 regions, of the 33 regions bid, and within the de minimis range in two other regions.

•	In October 2014, WellCare received NCQA Quality Accreditation for its Medicaid and Medicare health plans in Georgia, Kentucky and Missouri.

General Economic and Political Environment and Health Care Reform

Please refer to Part I, Item 1 – Business, General Economic and Political Environment Impacting our Business and Health Care Reform for a further discussion of the current economic and political environment that is affecting our business, including discussion of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") and its potential impact on our business.
The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. We incurred $137.7 million of such fees in 2014 and currently estimate that we will incur between $230 and $235 million in such fees in 2015, due to the increase in the total fee to be levied on the industry and the expected increase in our share of total industry premiums for 2014. However, the 2015 final fee amount will not be determined until August 2015. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014. We have also obtained similar commitments from our Medicaid customers for 2015. CMS does not directly reimburse us for the impact of the ACA industry fee related to MA and PDP premiums. Refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of operations data, as well as other key data used in our results of operations discussions for the years ended December 31, 2014, 2013 and 2012. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2014	2013	2012
Revenues:	(Dollars in millions)
Premium	$12,915.5	$9,509.1	$7,400.2
Investment and other income	44.4	18.8	8.8
Total revenues	12,959.9	9,527.9	7,409.0
Expenses:
Medical benefits	11,455.2	8,258.6	6,303.9
Selling, general and administrative	1,018.8	856.5	690.8
ACA industry fee	137.7	—	—
Medicaid premium taxes	76.5	75.7	82.2
Depreciation and amortization	59.9	44.1	31.6
Interest	39.4	11.9	4.1
Impairment and other charges	24.1	—	—
Total expenses	12,811.6	9,246.8	7,112.6
Income from operations	148.3	281.1	296.4
Bargain purchase gain	29.5	—	—
Loss on extinguishment of debt	—	(2.8)	—
Income before income taxes	177.8	278.3	296.4
Income tax expense	114.1	103.0	111.7
Net income	$63.7	$175.3	$184.7

Membership by Segment
Medicaid Health Plans	2,310,000	1,759,000	1,587,000
Medicare Health Plans	417,000	290,000	213,000
Medicare PDPs	1,392,000	797,000	869,000
Total	4,119,000	2,846,000	2,669,000

Membership

2014 vs. 2013

Membership increased 45% in 2014, mainly driven by organic membership growth across all of our segments, primarily in our Medicaid Health Plans and Medicare PDPs segments, as well as the Windsor acquisition, which was completed on January 1, 2014. Membership discussion by segment follows:

•
Medicaid Health Plans. Medicaid Health Plans segment membership increased by 551,000, or 31% year over year, to 2.3 million as of December 31, 2014, primarily driven by organic membership growth in our Florida, Georgia and Kentucky Medicaid programs. Florida membership increased mainly due to our participation in the Managed Medical Assistance ("MMA") program, which commenced implementation on May 1, 2014, while Kentucky membership increased mainly due to Kentucky's participation in the 2014 Medicaid expansion. Additionally, 42,000 members were transferred to our Medicaid plan in New Jersey as a result of the Healthfirst acquisition.

•
Medicare Health Plans. Medicare Health Plans segment membership increased by 127,000, or 44% year over year, to 417,000 as of December 31, 2014. Membership increased primarily from the Windsor acquisition, which contributed approximately 37,000 MA and 43,000 Medicare Supplement program members as of December 31, 2014, as well as an increase resulting from the 2014 annual election period due to our continued focus on dual-eligible beneficiaries and expansion into new counties.

•
Medicare PDPs. Medicare PDPs segment membership as of December 31, 2014 increased by 595,000, or 75%, compared to December 31, 2013 as a result of the outcome of our 2014 bids, as well as the inclusion of membership from the Windsor acquisition, which accounted for 103,000 of the increase.

2013 vs. 2012

At December 31, 2013, we served approximately 2,846,000 members; an increase of 177,000, or 7%, from 2,669,000 members at December 31, 2012. The growth in 2013 was mainly driven by acquisitions and organic membership growth in our Medicaid Health Plans and Medicare Health Plans segments, partially offset by a decline in Medicare PDPs membership. Membership discussion by segment follows:

•
Medicaid Health Plans. Segment membership increased by approximately 172,000 compared to December 31, 2012, primarily driven by our acquisitions of plans in South Carolina and Missouri in 2013, which contributed 50,000 and 104,000 members to the year-over-year increase, respectively, as well as membership growth in our Florida and Kentucky Medicaid programs. Kentucky Medicaid membership increased 85,000 compared to 2012, including approximately 57,000 members that were transferred to us following a competitor's exit from the Kentucky market in July 2013 and 13,000 beneficiaries from Region 3 which we began serving effective January 1, 2013. These increases were partially offset by a decline of approximately 97,000 members resulting from our exit from Ohio, which was effective July 1, 2013.

•
Medicare Health Plans. Segment membership increased by approximately 77,000 compared to December 31, 2012, due mainly to the results of the 2013 annual election period, which resulted in an increase of approximately 37,000 members effective January 1, 2013 due to our geographic expansion into 53 new counties in Florida, Georgia, Illinois, Kentucky, New York, and Texas.

•
Medicare PDPs. Segment membership decreased by approximately 72,000 compared to December 31, 2012 as a result of our 2013 PDP bids, which resulted in the reassignment to other plans, effective January 1, 2013, of members who were auto-assigned to us in 2012 or prior years.

Net income

2014 vs. 2013

For the year ended December 31, 2014, our net income was $63.7 million compared to $175.3 million for the same period in 2013. The $111.6 million, or 64%, decrease was mainly due to higher medical benefits ratios in all of our segments, including the recognition of unfavorable prior year reserve development in 2014, which mainly impacted our Medicaid and Medicare Health Plans segments, compared to favorable prior year reserve development in 2013; the impact of unreimbursed ACA industry fees; increased interest expense from higher debt levels in 2014; and the recognition of $24.1 million in impairment and other charges, primarily related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). These decreases were partially offset by the increase in premiums from organic membership growth and acquisitions, lower administrative expenses as a percentage of total revenues and the Windsor bargain purchase gain, which amounted to $29.5 million in 2014. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

2013 vs. 2012

For the year ended December 31, 2013, our net income was $175.3 million compared to $184.7 million for the same period in 2012. The $9.4 million, or 5%, decrease was mainly driven by the impact of lower favorable development in prior year medical benefits payable, lower results in our Medicare PDPs segment, consistent with lower membership, and increased interest expense and other costs resulting from higher average debt levels in 2013 associated with additional borrowings in February 2013 and November 2013, partially offset by increased premium revenue in our Medicaid and Medicare Health Plans segments resulting from the membership increases noted above. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

Premium revenue

2014 vs. 2013

Premium revenue for the year ended December 31, 2014 increased approximately $3.4 billion, or 36%, compared to the same period in 2013, due mainly to the impact of organic membership growth across all of our segments and the Windsor acquisition, which accounted for combined increases in Medicare and PDP segment revenue of $620.5 million for the year ended December 31, 2014. Additionally, the increase was due to the impact of the ACA fee reimbursement from our Medicaid state customers, the favorable impact of Medicaid membership mix changes and the benefit of a full year of premiums for our South Carolina and Missouri Medicaid plans that were acquired in the first quarter of 2013.  These increases were partially offset by rate decreases in our Medicare Health Plans segment and a lower rate in our Medicare PDPs segment, consistent with our 2014 bids.

2013 vs. 2012

Premium revenue for the year ended December 31, 2013 increased approximately $2.1 billion, or 28%, compared to the same period in 2012. The increase is primarily attributable to our 2012 and 2013 acquisitions, which collectively contributed $913.4 million, or 12%, to the year-over-year increase, organic membership growth in our Medicaid and Medicare Health Plans segments and rate increases in certain of our Medicaid markets, including the 7% increase in Kentucky that was effective January 1, 2013. Additionally, the increase was partially attributable to Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the ACA. These increases were partially offset by the impact of lower membership in our Medicare PDPs segment. Premium revenue included $75.7 million and $82.2 million of Medicaid premium taxes for the years ended December 31, 2013 and 2012, respectively.

2015 Outlook

Excluding Medicaid premium taxes and ACA industry fee reimbursement, premium revenue for 2015 is expected to increase to approximately $13.5 billion to $13.8 billion, primarily driven by growth in our Medicaid Health Plans segment.

Investment and other income

2014 vs. 2013

Investment and other income in 2014 was $44.4 million, a $25.6 million increase from $18.8 million in 2013, primarily driven by the Windsor acquisition, as well as higher volumes of prescription drug plan copayments and specialty prescription drugs sold to non-members.

2013 vs. 2012

Investment and other income in 2013 was $18.8 million, a $10.0 million increase from $8.8 million in 2012, primarily driven by higher volumes of prescription drug plan copayments and specialty prescription drugs sold to non-members.

2015 Outlook

We expect that Investment and other income will decline to approximately $15 to $20 million in 2015, due mainly to the outsourcing of our pharmacy mail order operations and a reduction in member copayments. We expect that the decline will be more than offset by expected decreases in selling, general and administrative expense, and prescription drug cost savings resulting from the outsourcing.

Medical benefits expense

2014 vs. 2013

Total medical benefits expense for the year ended December 31, 2014 increased $3.2 billion, or 39% compared to the same period in 2013, due primarily to increased membership across all our segments, and higher current period medical and pharmacy costs, including higher medical costs associated with the Florida MMA program, which operated at a medical benefits ratio ("MBR") that was higher than our 2013 performance in the state. Also contributing to the higher expense was unfavorable prior year reserve development in 2014, which was due to higher than expected medical services in our Medicaid and Medicare Health Plan segments that were not discernible until the impact became clearer over time as claim payments were processed. For the year ended December 31, 2014, medical benefits expense was impacted by approximately $48.1 million of unfavorable prior year reserve development compared to $3.0 million of favorable prior year reserve development recognized in 2013.

2013 vs. 2012

Total medical benefits expense for the year ended December 31, 2013 increased $2.0 billion, or 31%, compared to the same period in 2012. The increase was due mainly to the increased membership in the Medicaid and Medicare Health Plans segments, including acquisitions, the impact of lower favorable development in prior year medical benefits payable, increased medical expense in the first quarter of 2013 associated with the flu and Medicaid primary care enhanced payments, as mandated by the ACA, partially offset by a decrease in the Medicare PDP segment due to lower membership. For the year ended December 31, 2013, medical benefits expense was impacted by approximately $3.0 million of favorable prior year reserve development compared to $76.7 million of such development recognized in 2012.

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

A reconciliation of SG&A expense, including and excluding investigation-related costs, is presented below.

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
SG&A expense	$1,018.8	$856.5	$690.8
Adjustments:
Investigation-related litigation and other resolution costs	(1.4)	(2.5)	(3.9)
Investigation-related administrative costs	(36.2)	(54.8)	(47.7)
Total investigation-related litigation and other resolution costs	(37.6)	(57.3)	(51.6)
SG&A expense, excluding investigation-related litigation and other resolution costs	$981.2	$799.2	$639.2

SG&A ratio (1)	7.9%	9.1%	9.4%
Adjusted SG&A ratio (2)	7.7%	8.5%	8.7%

(1) SG&A expense, as a percentage of total premium revenue.

(2) SG&A expense, as a percentage of total premium revenue, excluding premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs.

2014 vs. 2013

Excluding investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2014 increased approximately 23%, to $981.2 million. SG&A expense increased mainly due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. These cost increases were partially offset by improvements in operating efficiency. Our SG&A ratio decreased to 7.9% for the year ended December 31, 2014 compared to 9.1% for the same period in 2013. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio in 2014 was 7.7% compared to 8.5% for the same period in 2013.

2013 vs. 2012

Excluding investigation-related litigation and other resolution costs, our SG&A expense for the year ended December 31, 2013 increased approximately $160.0 million, or 25%, to $799.2 million compared to the same period in 2012. The increase was driven mainly by the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives and increased SG&A from the integration of acquisitions. Additionally, during the third quarter of 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. Consequently, we recorded a pre-tax asset impairment charge of $9.0 million. The increase in costs in 2013 noted above were partially offset by improvements in operating efficiency. Our SG&A ratio was 9.1% for the year ended December 31, 2013 compared to 9.4% for the same period in 2012. After excluding the investigation-related litigation and other resolution costs, our SG&A ratio in 2013 was 8.5% compared to 8.7% for the same period in 2012.

2015 Outlook

Our adjusted administrative expense ratio for 2015 is expected to be between approximately 8.0% and 8.2%, an increase from 7.7% in 2014. The expected increase is driven mainly by continued investments and re-establishment of variable compensation that was eliminated in 2014 due to financial and other performance criteria not meeting targets.

ACA Industry Fee

2014

For the year ended December 31, 2014, we incurred $137.7 million of non-deductible expense for the ACA industry fee, based on our share of total health insurance industry assessment. As discussed in Key Developments and Accomplishments, we currently have received amendments, written agreements or other documentation from all of our state Medicaid customers that commit them to reimburse us for substantially all of the impact of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes for 2014.

2015 Outlook

Currently, we estimate that we will incur between $230 and $235 million total ACA industry fees in 2015, due to the increase in the total fee to be levied on the industry and the expected increase in our share of total industry premiums for 2014. However, the 2015 final fee amount will not be determined until August 2015.

Medicaid premium taxes

2014 vs. 2013

Medicaid premium taxes incurred for the year ended December 31, 2014 were $76.5 million compared to $75.7 million for the same period in 2013. In 2014, Medicaid premiums related to our Medicaid contracts with Georgia, Hawaii, New Jersey and New York were subject to premium taxes.

2013 vs. 2012

Medicaid premium taxes incurred for the year ended December 31, 2013 were $75.7 million compared to $82.2 million for the same period in 2012. The year-over-year decline of approximately $6.5 million, or 8%, was primarily driven by our exit from the Ohio Medicaid market, which was effective July 1, 2013.

Depreciation and Amortization

2014 vs. 2013

Depreciation and amortization expense increased approximately $15.8 million, or 36%, to $59.9 million in 2014 from $44.1 million in 2013. The increase in the 2014 periods compared to 2013 is due primarily to incremental amortization related to the intangible assets acquired in conjunction with the Windsor acquisition, which was completed on January 1, 2014, and the Healthfirst NJ acquisition completed on July 1, 2014. Additionally, amortization for the year ended December 31, 2014 was impacted by a full year of amortization related to the Missouri Care and WellCare of South Carolina, Inc. ("WCSC") acquisitions, which were completed during the first quarter of 2013.

2013 vs. 2012

Depreciation and amortization expense increased approximately $12.5 million, or 40%, to $44.1 million in 2013 from $31.6 million in 2012, which included approximately $5.9 million of incremental amortization recorded during 2013 relating to the intangible assets acquired in conjunction with the Desert Canyon, Easy Choice, Missouri Care and WCSC acquisitions. The remaining increase is primarily attributable to incremental infrastructure related investments made during 2013.

2015 Outlook

Depreciation and amortization for 2015 is expected to increase to approximately $70 to $72 million, primarily driven by increased investments in our information technology infrastructure.

Interest expense

2014 vs. 2013

Interest expense for the year ended December 31, 2014 was $39.4 million compared to $11.9 million for the same period in 2013. The $27.5 million increase was primarily driven by higher average debt levels during 2014, as we borrowed an additional $300 million term loan (the "Term Loan") under the current credit agreement in September 2014 and, additionally, issued $600 million of 5.75% senior notes (the "Senior Notes") in November 2013.

2013 vs. 2012

Interest expense for the year ended December 31, 2013 was $11.9 million compared to $4.1 million for the same period in 2012. The $7.8 million increase was primarily driven by higher average debt levels during 2013, as we borrowed an additional $230 million in term loans under the 2011 credit agreement in February 2013 and, additionally, issued the Senior Notes in November 2013. A portion of the net proceeds from the issuance of the senior notes was used to payoff the remaining term loan balance under the 2011 credit agreement.

2015 Outlook

We expect that interest expense will increase in 2015 compared to 2014, due to higher average debt outstanding from the issuance of the Term Loan in September 2014, and is anticipated to be between $47 and $49 million.

Impairment and other charges

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, $18.0 million of which primarily relates to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice. The impairment resulted primarily from estimated fair values of the intangible assets that were below the book values of such assets. The estimated fair values of these assets were determined based on an income valuation approach using assumptions appropriate for likely market participants. The estimated fair values reflect a significant decline in anticipated long-term profitability, mainly resulting from an inability to improve the medical cost structure to the degree that was previously estimated and the inability to achieve certain administrative cost savings, as a result of certain developments during the second quarter. The remaining charges also include a charge for the full impairment of intangible assets associated with the purchase of our Arizona MA plan after we concluded during 2014 to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets, since we were beyond the measurement period established in the accounting rules for business combinations.

Bargain Purchase Gain

As a result of the Windsor acquisition, the estimated fair value of the net tangible and intangible assets that we acquired has exceeded the total consideration payable to the seller by approximately $29.5 million for the year ended December 31, 2014. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting  rules related to business combinations.

Loss on extinguishment of debt

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

Income tax expense

2014 vs. 2013

Income tax expense for the year ended December 31, 2014 was $114.1 million, or 64.2% of pre-tax income, compared to $103.0 million, or 37.0% of pre-tax income, for the year ended December 31, 2013. The higher 2014 effective rate mainly reflects the impact of the non-deductible ACA industry fee. Additionally, the effective rate was lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012. These unfavorable impacts were partially offset by the favorable impact of the Windsor bargain purchase gain.

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

2015 Outlook

We expect that our effective tax rate will increase in 2015 compared to 2014 due mostly to the expected increase in non-deductible ACA industry fees in proportion to the projected earnings increase in 2015.
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

	For the Years Ended December 31,
	2014	2013	2012
Gross Margin:	(In millions)
Medicaid Health Plans	$839.2	$733.8	$579.2
Medicare Health Plans	411.6	411.5	305.8
Medicare PDPs	71.8	105.2	211.3
Total gross margin	1,322.6	1,250.5	1,096.3
Investment and other income	44.4	18.8	8.8
Other expenses	(1,218.7)	(988.2)	(808.7)
Income from operations	$148.3	$281.1	$296.4

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of December 31, 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving South Carolina members on February 1, 2013, Missouri Care members on April 1, 2013 and New Jersey members on January 1, 2014. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Impacting Our Results

•
Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of Florida’s MMA program. Three additional regions were implemented in June, one in July and one in August, completing the implementation in all eight regions we serve. As of December 31, 2014, we were serving over 650,000 members in these regions, compared to the 394,000 members that we served in December 2013. Our anticipated Florida MMA premium is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however, we have also incurred higher medical expense compared to our previous expectations, reflecting slower than anticipated medical expense improvement during the initial months of this program. Consistent with past implementation of new programs, we are pursuing improvements to care management and expect to pursue increased reimbursement in order to enhance the financial performance of the MMA program. Care management improvements include improving reimbursement terms and collaboration models in certain of our provider contracts, terminating certain providers when we could not achieve an appropriate cost structure or an agreement to collaborate, adding clinical resources into the local health plan, and embedding nurses in some high volume facilities.

•	Effective January 1, 2014, our Kentucky program began serving new members associated with Kentucky's 2014 ACA Medicaid expansion. Such membership totaled 117,000 as of December 31, 2014.

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

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized approximately $124.6 million in reimbursement as premium revenue in the year ended December 31, 2014.

Medicaid Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Premium revenue (1)	$7,572.8	$5,585.5	$4,389.0
Medicaid premium taxes (1)	76.5	75.7	82.2
Medicaid state ACA industry fee reimbursement (1)	124.6	—	—
Total premiums	7,773.9	5,661.2	4,471.2
Medical benefits expense	6,853.1	4,927.4	3,892.0
ACA industry fee	81.6	—	—
Gross margin	$839.2	$733.8	$579.2

Medicaid MBR, including premium taxes and Medicaid state ACA industry fee reimbursements	88.2%	87.0%	87.0%
Impact of:
Medicaid premium taxes	0.9%	1.2%	1.7%
Medicaid state ACA industry fee reimbursement	1.4%	—	—
Medicaid MBR (1)	90.5%	88.2%	88.7%

Medicaid Membership:
Florida	722,000	486,000	454,000
Georgia	604,000	540,000	570,000
Kentucky	420,000	292,000	207,000
Other states (2)	564,000	441,000	356,000
	2,310,000	1,759,000	1,587,000

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

(2)
“All other states” consists of Hawaii, Illinois, and New York during all years presented. In 2012, it also includes Ohio; in 2013, it also includes Missouri and South Carolina; and in 2014, it also includes Missouri, New Jersey and South Carolina. Effective as of June 30, 2012, our Missouri contract expired and was not renewed. We re-entered Missouri Medicaid in March 2013 when we acquired Missouri Care. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

2014 vs. 2013

Excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursements, Medicaid premium revenue for the year ended December 31, 2014 increased $2.0 billion, or 36%, when compared to the same period in 2013. The increase in premium revenues was driven mainly by increased membership in Florida, due to organic growth and participation in the Florida MMA program, which commenced implementation on May 1, 2014, and in Kentucky, primarily from its participation in the ACA Medicaid expansion and the additional members received following a competitor's exit from the Kentucky program in 2013. Also contributing to the increase in revenue was the net favorable impact of changes in the geographic and demographic mix of members, higher per member per month ("PMPM") rates related to the Florida MMA membership and growth in New Jersey resulting from expansion and the Healthfirst acquisition. The increase for the year ended December 31, 2014 also reflects the benefit of a full year's membership from the South Carolina and Missouri Care Medicaid acquisitions completed during the first quarter of 2013. These increases were partially offset by our exit from the Ohio Medicaid program effective July 1, 2013.

Medical benefits expense for the year ended December 31, 2014 increased by approximately 39%, when compared to the same period in 2013, mainly driven by the increase in membership, higher current period medical and pharmacy costs, and higher medical costs associated with for the Florida MMA program, which operated at a higher MBR than our 2013 performance in the state. The increase for the year ended December 31, 2014 also reflects recognition of unfavorable prior year reserve development and a full year's membership from the South Carolina and Missouri Medicaid acquisitions completed during the first quarter of 2013. Our Medicaid Health Plan segment MBR, excluding the impact of premium taxes and ACA industry fee reimbursement, increased by 230 basis points for the year ended December 31, 2014 compared to 2013, due to the impact of higher current period medical and pharmacy costs, higher cost associated with the Florida MMA program and unfavorable prior year reserve development recognized in 2014 compared to favorable prior year reserve development recognized in 2013. Pharmacy costs include increased spending on hepatitis C drugs as a result of the new, expensive drugs approved in 2014 as well as other pharmacy cost increases.

2013 vs. 2012

Excluding Medicaid premium taxes, Medicaid premium revenue for the year ended December 31, 2013 increased $1.2 billion, or 27%, when compared to the same period in 2012. The South Carolina and Missouri acquisitions increased premium revenue by $380.2 million, or 9%, year-over-year, while the remaining $816.3 million, or 18% increase was driven primarily by increased membership in our Kentucky and Florida programs, a 7% rate increase in Kentucky that was effective on January 1, 2013, rate increases in certain other markets in late 2012, changes in geographic and demographic mix of members and Medicaid revenue from payment arrangements with certain states associated with primary care enhanced payments, as mandated by the ACA. The increase in Kentucky Medicaid membership and premiums also reflect the commencement of services provided to beneficiaries in Region 3, which began on January 1, 2013, as well as the additional members received from following a competitor's exit from the Kentucky Medicaid market in July 2013.

Medicaid medical benefits expense for the year ended December 31, 2013 increased 27%, which is consistent with the increase in membership and premiums. Our Medicaid MBR for the year ended December 31, 2013 decreased by approximately 50 basis points when compared to the same period in 2012, mainly reflecting the impact of improved results in Kentucky, partially offset by a lower amount of favorable development of prior years' medical benefits payable in 2013 compared to 2012. The Kentucky program MBR declined to 90.0% in 2013 compared to 105.1% in 2012, as 2012 performance was adversely impacted by relatively high transitional medical benefit expenses for the program which launched in late 2011. The Missouri and South Carolina acquisitions also contributed to the decrease in the Medicaid segment MBR in 2013, as the MBR for these programs was lower than the segment average.

2015 Outlook

•
We anticipate Medicaid segment premium revenue, excluding premium taxes and the Medicaid state ACA industry fee reimbursement, to increase to approximately $8.5 to $8.7 billion in 2015. The increase primarily results from a full year contribution from Florida MMA revenue, the New Jersey managed long-term services and supports product and the New York integrated duals program implementation.

•
We currently expect our Medicaid segment MBR in 2015 to be in the range of approximately 89.25% to 90.25%, excluding the impact of Medicaid premium taxes and the Medicaid state ACA industry fee reimbursement, compared to 90.5% percent in 2014, with the largest driver being continued progress in the Florida MMA business. As discussed in Impacting our Results, we expect continued margin improvement in the Florida MMA program through our performance improvement plan, including applying managed care fundamentals to the MMA population, and collaboration with the state to ensure actuarial soundness.

•
We have obtained amendments, written agreements and other documentation from our Medicaid customers to reimburse us for the impact of the industry fee on our Medicaid plans for 2015, including its non-deductibility for income tax purposes.

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

In 2014, we operated our MA CCPs in 18 states, including Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

As of December 31, 2014, we also offered Medicare Supplement policies in 39 states.

Impacting Our Results

•
Our MA business was subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments continued in 2014 and will extend through 2023, and our results of operations were and will continue to be negatively impacted. In addition, CMS implemented revised 2014 benchmark rates, which resulted in a rate decrease of approximately 2.0% to 4.0% from 2013 rates. CMS also made changes to the MA and PDP Medicare risk adjustment system involving a risk coding recalibration, which is being phased in over the 2014 and 2015 plan years. The new risk adjustment model included an adjustment to the calculation of health status cost risk based on each beneficiary's diagnosis codes that will reduce the positive adjustments for high-risk patients and increase the negative adjustments for low-risk patients. The change appears to most severely affect our rates for those individuals with complex medical conditions, including many of our dual-eligible and lower income members. Also, CMS implemented an MA coding intensity reduction of 4.91% from 3.41% for payment year 2014. Our MA premium rates have not been adjusted to specifically offset the impact of the ACA industry fee.

•
We gained approximately 37,000 MA members in 192 counties, in the states of Arkansas, Mississippi, South Carolina and Tennessee, as a result of the Windsor acquisition. In addition, one of Windsor’s subsidiaries offered Medicare Supplement insurance policies and served approximately 43,000 members in 39 states as of December 31, 2014.

Medicare Health Plans Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Premium revenue	$3,963.2	$3,071.0	$1,936.4
Medical benefits expense	3,506.9	2,659.5	1,630.6
ACA industry fee	44.7	—	—
Gross margin	$411.6	$411.5	$305.8

Medicare Health Plans Membership	417,000	290,000	213,000

Medicare Health Plans MBR	88.5%	86.6%	84.2%

2014 vs. 2013

Medicare premium revenue in 2014 increased $892.2 million, or 29%, when compared to the same period in 2013. The Windsor acquisition contributed approximately $507.2 million, or 17%, to the year-over-year increase, while organic membership growth in Florida, California, New York and Texas drove the remaining increase. Partially offsetting these increases was the impact of CMS premium rate decreases compared to 2013.

Medical benefits expense for the year ended December 31, 2014 increased $847.4 million, or 32%, compared to the same period in 2013, mainly driven by the increase in membership discussed above. The Medicare Health Plans segment MBR increased by 190 basis points compared to 2013, resulting mainly from the impact of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013, as well as unfavorable prior year reserve development, partially offset by changes to plan benefit designs and cost sharing terms in 2014 compared with 2013, as well as our ongoing medical cost management initiatives.

2013 vs. 2012

Medicare Health Plans premium revenue for the year ended December 31, 2013 increased $1.1 billion, or 59%, when compared to the same period in 2012. The Easy Choice and Desert Canyon acquisitions contributed $533.2 million, or 27%, to the year-over-year growth, while the remaining $601.4 million, or 32%, increase was mainly attributable to organic membership growth associated with our service area expansion, higher risk adjusted premium, prior year revenue adjustments and the strengthening of our sales processes and our product design.

The $1.0 billion, or 63%, increase in medical benefits expense during 2013 compared to the same period in 2012 reflects the increase in membership and premiums and increase in the Medicare Health Plans segment MBR. Medicare Health Plans segment MBR increased by 240 basis points for the year ended December 31, 2013 compared to 2012 due to the impact of Easy Choice, which operated at a higher MBR relative to the segment average, our 2013 plan design and the impact of the federal government's budget sequestration, partially offset by favorable prior period revenue adjustments.

2015 Outlook

•	We expect premium revenue for our Medicare Health Plans segment in 2015 to be between $3.95 billion and $4.05 billion, stable compared to 2014.

•
For the Medicare Health Plans segment, we currently expect the MBR in 2015 to be in the range of approximately 85.0% to 86.5%, compared to 88.5% in 2014. The expected improvement in 2015 is due to specific actions in 2014 designed to increase focus and make progress toward a more reasonable margin, which include specific 2015 bid actions, the continuing implementation of medical expense initiatives, and the absence of 2014’s unfavorable prior year reserve development.

•
As of January 2015, the Company’s Medicare Health Plans segment membership was approximately 380,000 members. The approximate decrease of 37,000 members was driven by actions taken in conjunction with our 2015 bid and county withdrawals in California designed to improve the performance of Easy Choice, which resulted in a 28,000 member decrease in California, as well as the Company’s exit from the Missouri, Ohio, and Arizona markets representing 8,000 members as of December 31, 2014. For 2015, WellCare offers Medicare Advantage plans in 376 counties across 15 states.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare eligible beneficiaries through our Medicare PDPs segment. As of December 31, 2014, we offered PDP plans in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us as and those who actively choose our PDP plans will impact the segment MBR pattern across periods.

Impacting Our Results

▪
Our Medicare PDP business was subjected to substantial margin compression in 2014. As a result of legislation passed in December 2013, the 2% Federal budget sequestration reduction to Medicare provider and plan payments continued in 2014 and will extend through 2023, and so our results of operations have been, and will continue to be, negatively impacted. In addition, our PDP premium rates from CMS have not been adjusted to specifically offset the impact of the ACA industry fee.

▪
Based on the outcome of our 2014 stand-alone PDP bids, our plans were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids and within the de minimis range of the benchmark in two other CMS regions. Comparatively, in 2013, our plans were below the benchmark in 14 regions and within the de minimis range in five other regions. In 2014, we were auto-assigned newly eligible members into our plans for the 30 regions that were below the benchmark. Membership increased to approximately 1,392,000 at December 31, 2014, compared to 797,000 at December 31, 2013.

Medicare PDPs Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Premium revenue	$1,178.4	$776.9	$992.6
Medical benefits expense	1,095.2	671.7	781.3
ACA industry fee	11.4	—	—
Gross margin	$71.8	$105.2	$211.3

Medicare PDPs membership	1,392,000	797,000	869,000

Medicare PDPs MBR	92.9%	86.5%	78.7%

2014 vs. 2013

PDP premium revenue increased 52% in 2014 when compared to 2013, primarily due to the increase in membership, which includes 103,000 members from the Windsor acquisition, partially offset by lower premium rates resulting from our 2014 bids. PDP MBR for the year ended December 31, 2014 increased 640 basis points over the same period in 2013 and contributed to the increase in medical benefits expense. The MBR increase is mainly due to higher drug unit costs, increased utilization of branded and specialty medications, the outcome of our 2014 bids and CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013.

2013 vs. 2012

PDP premium revenue decreased 22% for the year ended December 31, 2013 when compared to the same period in 2012, primarily due a decline in membership resulting from the outcome of our 2013 bids. PDP MBR for the year ended December 31, 2013 increased 780 basis points over the same period in 2012 mainly due to the addition of our new enhanced product, designed for those who choose a PDP, and a shift in membership to this product, as well as higher drug unit costs and the outcome of our 2013 bids. Transition of care costs for the enhanced product also contributed to the increased MBR. The transition period concluded at the end of March 2013.

2015 Outlook

•
We anticipate that PDP segment premium revenue will decrease to approximately $1.0 to $1.1 billion in 2015, primarily as a result of a decline in membership resulting from the outcome of our 2015 bids, as discussed below.

•
We currently anticipate our PDP segment MBR for 2015 will be in the range of approximately 85.5% to 87.0%, down from 92.9% in 2014. The expected year-over-year decrease results mainly from the results of our 2015 bids, which reflect a better balance of margin and membership, including an increase in our basic plan premium.

•
PDP membership as of January 1, 2015 was 1,098,000, a decrease of approximately 294,000, or 21%, from 1,392,000 as of December 31, 2014. The decline in membership in 2015 is primarily based on the outcome of our 2015 PDP bids, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions. In 2015, those PDP members who were auto assigned to us in regions where our plans are not below or within the de minimis range were or are being assigned to other plans. However, the outcome of our 2015 bids is expected to have a favorable impact on the 2015 segment results compared to 2014, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in this 2014 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments (which represent our regulated cash and investments not on deposit with a state in which we operate) was $1.7 billion as of December 31, 2014, an increase of $300 million from $1.4 billion at December 31, 2013. The increase is due mainly to cash flows from operating activities as well as $89.0 million of contributions received from our non-regulated subsidiaries, partially offset by $68.0 million in dividends distributed to our non-regulated subsidiaries.

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

•	capital contributions and advances paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees earned by our non-regulated administrator subsidiary under intercompany services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments was $89.5 million at December 31, 2014, a decrease of $405.6 million from $495.1 million at December 31, 2013. The decrease resulted mainly from funding provided to certain regulated subsidiaries for various subsidies and other payments the subsidiaries made on behalf of CMS as a Part D plan sponsor for which CMS will reimburse us. The CMS subsidies and payments include, among others, the catastrophic reinsurance subsidy and various premium and cost sharing subsidies for low income members, as well as the CMS risk corridor. Growth in our PDP and MA membership and high drug unit costs has resulted in higher subsidy payments compared with our bids and prior years, and our unregulated cash will continue to be used to fund these benefits until they are settled with CMS, which we expect to occur in the fourth quarter of 2015. Additionally, the decrease in unregulated cash reflects $89.0 million of capital contributions made to certain regulated subsidiaries and payment of certain investigation resolution costs and other related costs. These decreases were partially offset by the $298.6 million in net proceeds from the Term Loan received in September 2014 and $68.0 million of dividends received from regulated subsidiaries.

Outlook

Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy.  While the level of subsidy payments we make on behalf of CMS compared with our 2015 bids may still be significant due to the composition of our 2015 PDP membership, which reflects a higher number of dual eligible members relative to our overall population than we expected, we expect a meaningful reduction in our CMS receivable upon settling the 2014 plan year with CMS in the fourth quarter of 2015.

Auction Rate Securities

As of December 31, 2014, $32.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Two auction rate securities with an aggregate fair value of $21.3 million have investment grade security credit ratings and one auction rate security with a fair value of $11.0 million has a credit rating below investment grade. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2014 Form 10-K, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity as of December 31, 2014 of the underlying securities could be as long as 23 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 18 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$299.3	$178.9	$(30.7)
Net cash used in investing activities	(75.6)	(290.5)	(222.8)
Net cash (used in) provided by financing activities	(392.7)	493.6	28.9
Total net (decrease) increase in cash and cash equivalents	$(169.0)	$382.0	$(224.6)

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

2014 vs. 2013

Cash provided by operating activities for 2014 was $299.3 million compared to $178.9 million for 2013, mainly resulting from an increase in premiums associated with the growth in membership, as well as the timing of certain premium receipts, partially offset by the $137.7 million ACA industry fee payment remitted to the IRS during September 2014. Operating cash flows for 2014 and 2013 also reflect payments of approximately $36.5 million and $37.6 million, respectively, made to the Civil Division under the terms of the settlement agreement discussed in "Financial Impact of Government Investigation and Litigation" below.

2013 vs. 2012

Cash provided by operating activities in 2013 was $178.9 million compared to cash used in operating activities of $30.7 million for 2012. The year-over-year improvement primarily resulted from the increase in premiums associated with the growth in membership. Operating cash flows in 2013 and 2012 also reflect payments made to the Civil Division of approximately $37.6 million and $39.8 million, respectively.

Net cash used in investing activities

2014 vs. 2013

Net cash used in investing activities for 2014 was $75.6 million compared to $290.5 million for 2013. The decrease in cash used in 2014 primarily resulted from a higher amount of cash used in acquisitions in 2013 relative to 2014, including $133.6 million advanced in December 2013 in connection with the Windsor acquisition, which closed in January 2014. Conversely, in 2014 cash flows reflect $48.0 million of net cash acquired from acquisitions. Excluding acquisitions, investment activities primarily reflect our investment in marketable securities and restricted investments, purchases of property and equipment and proceeds from maturities of marketable securities and restricted investments, which in combination, did not materially change year over year.

2013 vs. 2012

Net cash used in investing activities was $290.5 million in 2013 compared to $222.8 million in 2012. The increase in cash used in 2013 compared to 2012 was primarily due to the $133.6 million advanced in December 2013 in connection with the Windsor acquisition which closed in January 2014, partially offset by the impact from lower collective amounts paid in connection with the 2013 acquisitions as compared to the collective amounts paid in connection with the 2012 acquisitions.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $392.7 million in 2014, compared to net cash provided of $493.6 million and $28.9 million for 2013 and 2012, respectively. These cash flows mainly reflect:

•
Net funds paid for the benefit of members of approximately $687.9 million for 2014, compared to funds received of $34.0 million and $36.3 million during 2013 and 2012, respectively. These funds represent the net amounts of subsidies received from CMS and the related prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility. The increased cash outflows in 2014 are due mainly to increased drug costs relative to our MA and PDP bids.

•
Aggregate net proceeds of $298.6 million in 2014 resulting from the $300.0 million Term Loan issued during September 2014, compared to aggregate net proceeds from debt transactions of $451.4 million in 2013. Debt-related activity in 2013 includes net proceeds of $228.5 million received in connection with the second amendment to our 2011 credit agreement and $587.9 million of net proceeds from the issuance of the Senior Notes in November 2013, partially offset by $28.5 million of payments made on the term loan under our 2011 credit agreement during the first three quarters of 2013. During November 2013, we used a portion of the net proceeds from the issuance of the Senior Notes to pay off the remaining $336.5 million term loan balance under our 2011 credit agreement, plus accrued interest, and used the remaining net proceeds for general corporate purposes and organic growth opportunities.

Financial Impact of Government Investigation and Litigation

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability was $35.2 million at December 31, 2014.

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

Capital Resources

Credit Agreement

In September 2014, we amended and restated our existing credit agreement (as amended and restated, the "Credit Agreement") to provide for the $300.0 million Term Loan, in addition to the previously-existing $300.0 million senior unsecured revolving loan facility (the “Revolving Credit Facility”), which may be used for general corporate purposes of the Company and its subsidiaries. The Revolving Credit Facility provides that up to $75.0 million may be used for letters of credit. The Credit Agreement also provides that we may, at our option, increase the aggregate amount of the Revolving Credit Facility and/or obtain incremental term loans in an amount up to $75.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The Term Loan matures in full in September 2016, with no amortization payments or prepayment penalties. We are not able to reborrow amounts repaid under the Term Loan. The commitments under the Revolving Credit Facility expire on November 14, 2018 and any amounts outstanding under the facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread of between 1.50% and 2.625%, or a rate equal to the Prime Rate plus a spread of between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio.

The Credit Agreement contains negative and financial covenants that limit certain activities of our company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) 105% of our required level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

We received net proceeds of $298.6 million in connection with the funding of the Term Loan and the closing of the Credit Agreement in September 2014. The Term Loan is classified as long-term debt in the Company’s consolidated balance sheet at

December 31, 2014 based on its September 2016 maturity date. The interest rate on the Term Loan was 2.5% as of December 31, 2014.

Additionally, in November 2013, we terminated our 2011 credit agreement in connection with our entry into the Credit Agreement described above. All amounts outstanding under the 2011 credit agreement were paid in full on November 14, 2013.

As of December 31, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes (defined below).

Senior Notes

In November 2013, we completed the offer and sale of $600.0 million in principal amount of 5.75% unsecured Senior Notes due 2020. We received net proceeds of $587.9 million upon issuance of the Senior Notes, after deduction of approximately $12.1 million incurred in debt issuance costs. The Senior Notes will mature on November 15, 2020, with interest on the Senior Notes payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2014. We used a portion of the net proceeds from the offering to repay the full $336.5 million outstanding under our 2011 credit agreement, and the remaining net proceeds are being used for general corporate purposes, including organic growth opportunities and potential acquisitions.

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

Initiatives to Increase Our Unregulated Cash
We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, utilizing the Revolving Credit Facility, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC"), and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $746.0 million at December 31, 2014, and $489.0 million at December 31, 2013. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively, which was in compliance with the minimum capital requirements as of those dates.

Our regulated subsidiaries are also subject to restrictions on their ability to make dividend payments. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $68.0 million, $147.0 million and $192.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 amount included $36 million not requiring prior regulatory approval, and $32 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2014, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $60.0 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2014.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$72.4	$24.9	$28.0	$11.5	$8.0
Purchase obligations (1)	125.3	80.7	29.6	15.0	—
Amounts accrued related to investigation resolution (2)	35.2	35.2	—	—	—
Long-term debt	900.0	—	300.0	—	600.0
Interest on debt (3)	217.6	42.2	76.2	69.0	30.2
Total	$1,350.5	$183.0	$433.8	$95.5	$638.2

(1)	Our purchase obligations include commitments under contracts for equipment leases, software maintenance and the purchase of pharmaceuticals from our pharmacy benefit manager.

(2)
Based on the terms of the settlement agreement reached with the Civil Division effective as of March 23, 2012, as discussed in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

(3)	Represents projected interest on our 5.75% $600.0 million Senior Notes and our $300.0 million Term Loan.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2014, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions. Our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the impact of the change in the rate is reasonably estimable, and collection is assured. Our contracts also have additional provisions as described in the sections below.

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

Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable in premiums receivable, net and amounts payable in other accrued expenses and liabilities in the consolidated balance sheets.

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

Medicaid Risk-Adjusted Premiums

In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured.

Medicaid ACA Industry Fee reimbursement

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment on health insurers which began in 2014. As discussed in "Medicaid Segment Results- Impacting Our Results", we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to state agencies and CMS under various contractual and plan arrangements. We estimate the impact of these arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to state agencies and CMS in other payables to government partners in the consolidated balance sheets.

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

Our MA and PDP prescription drug plan premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between the subsequent CMS settlement amount and our estimates.

Beginning in 2014, the ACA requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material impact on our results of operations in 2014.

Medicare Part D Subsidies

For qualifying low income PDP members, CMS pays for some, or all, of the member's monthly premium.

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and our plans based on the difference between the prospective payments and actual claims experience. The subsidy components under Part D are described below.

Low-Income Cost Sharing Subsidy (LICS)- For qualifying low income members, CMS reimburses us for all or a portion of the low income member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy- CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy (CGD)- CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

Catastrophic reinsurance subsidies and the low-income cost sharing subsidies represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. However, the balance of funds receivable from CMS grew substantially in 2014 due to increased drug costs relative to our bid estimates.

CGD subsidies advance payments are recorded as Funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted Prescription Drug Event data.

For a further description of the revenue elements related to our segments, see Part I - Item 1 - Business - OUR PRODUCT SEGMENTS.

Estimating Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of incurred but not reported ("IBNR") direct medical benefits expense. Medical benefits payable includes estimates for IBNR, amounts for claims fully adjudicated but not yet paid and certain medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers and providers of ancillary services. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. Medically-related administrative costs include preventive health and wellness, care management, case and disease management, and other quality improvement costs. Other medically-related administrative costs such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expenses.

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

The following table provides a detail of the components of medical benefits payable:

	December 31, 2014	% of Total	December 31, 2013	% of Total
	(In millions)
IBNR	$1,111.5	75%	$690.1	72%
Other medical benefits payable	372.3	25%	263.3	28%
Total medical benefits payable	$1,483.8	100%	$953.4	100%

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

Many aspects of the managed care business are not predictable. Medical cost trends potentially are more volatile than other segments of the economy. Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. External factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may impact medical cost trends. Other internal factors such as system conversions and claims processing changes may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. We believe that the amount of medical benefits payable as of December 31, 2014 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2014 were decreased by 1%, our net income would decrease by approximately $132.2 million. If the completion factors were increased by 1%, our net income would increase by approximately $129.2 million.

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
•variations in utilization of benefits and increasing medical costs, including higher drug costs;
•changes in provider reimbursement arrangements;
•variations in claims processing speed and patterns, claims payment and the severity of claims; and
•health epidemics or outbreaks of disease such as the flu or enterovirus.

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states.

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Differences between actual experience and estimates used to establish the liability, which we refer to as prior period developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods. As discussed below, the cumulative effect of prior year reserve development in 2014 and 2013 was an unfavorable $48.1 million and a favorable $3.0 million, respectively, however, we recognized unfavorable prior periods reserve development in three of four quarters in 2013, and in the first and second quarters of 2014. Based on the unfavorable prior period reserve development experience in these quarters, we refined certain of these assumptions, resulting in increased current period medical benefits costs incurred.

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balances as of beginning of period	$953.4	$733.0	$744.8
Acquisitions	107.0	71.6	—
Medical benefits incurred related to:
Current year	11,481.4	8,333.2	6,450.5
Prior year	(26.2)	(74.6)	(146.6)
Total	11,455.2	8,258.6	6,303.9
Medical benefits paid related to:
Current year	(10,089.6)	(7,490.6)	(5,754.9)
Prior year	(942.2)	(619.2)	(560.8)
Total	(11,031.8)	(8,109.8)	(6,315.7)
Balances as of end of year	$1,483.8	$953.4	$733.0

Medical benefits payable recorded at December 31, 2014, 2013 and 2012 developed favorably by approximately $26.2 million, $74.6 million and $146.6 million in 2014, 2013 and 2012, respectively. A portion of the prior period development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

Medical benefits expense for the year ended December 31, 2014 was impacted by approximately $48.1 million of unfavorable prior year reserve development, mainly due to higher than expected medical services in our Medicaid and Medicare Health Plan segments that were not discernible until the impact became clearer over time as claim payments were processed, while 2013 and 2012 were impacted by approximately $3.0 million and $76.7 million, respectively, of favorable development related to prior years. The favorable development in 2013 was due mainly to the medical cost trend emerging favorably in our Medicaid segment due to lower utilization. The favorable development in 2012 was due to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, primarily due to lower than projected utilization, partially offset by higher than expected medical services in Kentucky.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill recorded at December 31, 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Advantage reporting segments, respectively.

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

During 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the year, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The current projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflect a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability is resulting from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying values of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair values of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying values of the intangible assets to the estimated fair values, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely market place participants would experience when operating in the same market, with the same membership. The remaining charges for the quarter also include a charge for the full impairment of intangible assets associated the purchase of our Arizona MA plan after we concluded during 2014 to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize the latter charges as adjustments to acquired assets, since we were beyond the measurement period established in the accounting rules for business combinations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the Consolidated Financial Statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2014, we had cash and cash equivalents of $1.3 billion, investments classified as current assets of $172.8 million, long-term investments of $257.3 million and restricted investments on deposit for licensure of $150.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2014, the fair value of our fixed income investments would decrease by approximately $3.7 million. Similarly, a 1% decrease in market interest rates at December 31, 2014 would increase the fair value of our investments by approximately $4.1 million.

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

In connection with the preparation of this 2014 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and updated in 2013 (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, that is included herein.

(c)	Changes in Internal Controls

As required by Rule 13a-15(d), our management including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented a change in internal control over financial reporting during the quarter ended December 31, 2014 to remediate a material weakness identified in internal controls during the quarter related to the accounting for Medicaid premium rate changes. Specifically, we completed the implementation of redesigned control processes for increased levels of review performed by our personnel in relation to this area. The material weakness related to the first three quarters of 2014. We have completed our testing of the additional control processes outlined above and conclude that the previously identified material weakness has been satisfactorily remediated as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 16, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 16, 2015

Item 9B. Other Information.

None

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2014, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2014 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

(c) Financial Statements

We file as part of this report the financial schedules listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WellCare Health Plans, Inc.
By:	/s/ Kenneth A. Burdick
Kenneth A. Burdick
Chief Executive Officer

Date: February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Kenneth A. Burdick	Chief Executive Officer (Principal Executive Officer and Director)	February 17 , 2015
Kenneth A. Burdick

/s/Andrew L. Asher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Andrew L. Asher

/s/Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015
Maurice S. Hebert

/s/ David J. Gallitano	Chairman of the Board	February 17, 2015
David J. Gallitano

/s/ Richard C. Breon	Director	February 17, 2015
Richard C. Breon

/s/Carol J. Burt	Director	February 17, 2015
Carol J. Burt

/s/ Roel C. Campos	Director	February 17, 2015
Roel C. Campos

/s/D. Robert Graham	Director	February 17, 2015
D. Robert Graham

/s/Kevin F. Hickey	Director	February 17, 2015
Kevin F. Hickey

/s/Christian P. Michalik	Director	February 17, 2015
Christian P. Michalik

/s/Glenn D. Steele, Jr.	Director	February 17, 2015
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 17, 2015
William L. Trubeck

/s/ Paul E. Weaver	Director	February 17, 2015
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
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche, LLP

Certified Public Accountants
Tampa, Florida
February 16, 2015

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share and share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Premium	$12,915.5	$9,509.1	$7,400.2
Investment and other income	44.4	18.8	8.8
Total revenues	12,959.9	9,527.9	7,409.0
Expenses:
Medical benefits	11,455.2	8,258.6	6,303.9
Selling, general and administrative	1,018.8	856.5	690.8
ACA industry fee	137.7	—	—
Medicaid premium taxes	76.5	75.7	82.2
Depreciation and amortization	59.9	44.1	31.6
Interest	39.4	11.9	4.1
Impairment and other charges	24.1	—	—
Total expenses	12,811.6	9,246.8	7,112.6
Income from operations	148.3	281.1	296.4
Bargain purchase gain	29.5	—	—
Loss on extinguishment of debt	—	(2.8)	—
Income before income taxes	177.8	278.3	296.4
Income tax expense	114.1	103.0	111.7
Net income	$63.7	$175.3	$184.7

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.5	(0.8)	1.5
Income tax expense related to other comprehensive income	(0.2)	(0.3)	0.6
Other comprehensive income, net of tax	0.7	(0.5)	0.9
Comprehensive income	$64.4	$174.8	$185.6

Earnings per share (see Note 5):
Basic	$1.45	$4.03	$4.29
Diluted	$1.44	$3.98	$4.22

Weighted average common shares outstanding:
Basic	43,864,367	43,535,927	43,104,216
Diluted	44,163,601	44,000,563	43,826,285

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
Assets	2014	2013
Current Assets:
Cash and cash equivalents	$1,313.5	$1,482.5
Investments	172.8	314.7
Premiums receivable, net	609.0	490.7
Pharmacy rebates receivable, net	358.9	165.5
Receivables from government partners	83.0	—
Funds receivable for the benefit of members	781.5	93.5
Income taxes receivable	—	7.1
Prepaid expenses and other current assets, net	170.5	115.0
Deferred income tax asset	37.1	23.7
Total current assets	3,526.3	2,692.7
Property, equipment and capitalized software, net	187.1	147.4
Goodwill	263.2	236.8
Other intangible assets, net	101.0	66.5
Long-term investments	257.3	80.4
Restricted investments	150.3	82.5
Deposits and other assets	9.8	144.4
Total Assets	$4,495.0	$3,450.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,483.8	$953.4
Unearned premiums	86.9	0.2
Accounts payable	18.9	22.3
Other accrued expenses and liabilities	294.7	187.7
Current portion of amount payable related to investigation resolution	35.2	36.2
Income taxes payable	1.9	—
Other payables to government partners	14.3	37.3
Total current liabilities	1,935.7	1,237.1
Deferred income tax liability	48.4	55.4
Amount payable related to investigation resolution	—	34.1
Long-term debt	900.0	600.0
Other liabilities	15.0	6.2
Total Liabilities	2,899.1	1,932.8

Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,914,106 and 43,766,645 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	0.4	0.4
Paid-in capital	503.0	489.4
Retained earnings	1,093.1	1,029.4
Accumulated other comprehensive loss	(0.6)	(1.3)
Total Stockholders' Equity	1,595.9	1,517.9
Total Liabilities and Stockholders' Equity	$4,495.0	$3,450.7
See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	42,848,798	$0.4	$448.8	$669.4	$(1.7)	$1,116.9
Common stock issued for exercised stock options	243,307	—	9.4	—	—	9.4
Common stock issued for vested restricted stock and restricted stock units	128,840	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(8,570)	—	(6.5)	—	—	(6.5)
Equity-based compensation expense, net of forfeitures	—	—	14.9	—	—	14.9
Incremental tax benefit from equity-based compensation	—	—	2.8	—	—	2.8
Comprehensive income	—	—	—	184.7	0.9	185.6
Balance at December 31, 2012	43,212,375	0.4	469.4	854.1	(0.8)	1,323.1
Common stock issued for exercised stock options	390,942	—	10.3	—	—	10.3
Common stock issued for vested restricted stock and restricted stock units	231,154	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(67,826)	—	(4.1)	—	—	(4.1)
Equity-based compensation expense, net of forfeitures	—	—	12.5	—	—	12.5
Incremental tax benefit from equity-based compensation	—	—	1.3	—	—	1.3
Comprehensive income	—	—	—	175.3	(0.5)	174.8
Balance at December 31, 2013	43,766,645	0.4	489.4	1,029.4	(1.3)	1,517.9
Common stock issued for exercised stock options	20,625	—	0.5	—	—	0.5
Common stock issued for vested restricted stock units and performance stock units	178,772	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(51,936)	—	(3.1)	—	—	(3.1)
Equity-based compensation expense, net of forfeitures	—	—	15.7	—	—	15.7
Incremental tax benefit from equity-based compensation	—	—	0.5	—	—	0.5
Comprehensive income	—	—	—	63.7	0.7	64.4
Balance at December 31, 2014	43,914,106	0.4	503.0	1,093.1	(0.6)	1,595.9

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash provided by (used in) operating activities:
Net income	63.7	175.3	184.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59.9	44.1	31.6
Equity-based compensation expense	15.7	12.5	14.9
Bargain purchase gain	(29.5)	—	—
Asset impairment and other charges	24.1	9.0	—
Loss on extinguishment of debt	—	2.8	—
Incremental tax benefit from equity-based compensation	(0.6)	(3.6)	(3.8)
Deferred taxes, net	(6.8)	15.5	18.8
Provision for doubtful receivables	15.2	10.6	16.6
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(46.2)	(77.3)	(180.3)
Pharmacy rebates receivable, net	(161.2)	(38.7)	(12.4)
Prepaid expenses and other assets, net	(31.8)	(13.7)	(29.0)
Medical benefits payable	423.4	148.8	(38.6)
Unearned premiums	82.4	0.1	—
Accounts payable and other accrued expenses	10.1	(30.8)	14.9
Other receivables/payables to government partners	(106.0)	(51.0)	(12.1)
Amount payable related to investigation resolution	(35.1)	(35.2)	(45.8)
Income taxes receivable/payable, net	9.5	9.8	7.8
Other, net	12.5	0.7	2.0
Net cash provided by (used in) operating activities	299.3	178.9	(30.7)

Cash used in investing activities:
Acquisitions, net of cash acquired	48.0	(40.5)	(126.6)
Cash advanced for acquisitions	—	(133.6)	—
Purchases of investments	(346.7)	(416.7)	(465.6)
Proceeds from sale and maturities of investments	359.2	375.8	436.8
Purchases of restricted investments	(70.0)	(45.8)	(36.6)
Proceeds from maturities of restricted investments	8.7	32.3	30.5
Additions to property, equipment and capitalized software, net	(74.8)	(62.0)	(61.3)
Net cash used in investing activities	(75.6)	(290.5)	(222.8)

Cash (used in) provided by financing activities:
Proceeds from debt, net of financing costs paid	298.6	816.4	(0.6)
Proceeds from exercises of stock options	0.5	10.3	9.4
Incremental tax benefit from equity-based compensation	0.6	3.6	3.8
Repurchase and retirement of shares to satisfy tax withholding requirements	(3.1)	(4.1)	(6.5)
Payments on debt	—	(365.0)	(11.3)

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) - Continued

	For the Years Ended December 31,
	2014	2013	2012
Payments on capital leases	(1.4)	(1.6)	(2.2)
Funds (paid) received for the benefit of members, net	(687.9)	34.0	36.3
Net cash (used in) provided by financing activities	(392.7)	493.6	28.9

(Decrease) increase in cash and cash equivalents	(169.0)	382.0	(224.6)
Balance at beginning of period	1,482.5	1,100.5	1,325.1
Balance at end of period	1,313.5	1,482.5	1,100.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	100.9	80.5	101.0
Cash paid for interest	36.9	6.3	3.6

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	11.7	2.9	3.3

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013, and 2012
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

As of December 31, 2014, we served approximately 4.1 million members. In 2014, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 3), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

Our Medicaid contract in Ohio expired on June 30, 2012. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state contracted with us to provide services to Ohio Medicaid beneficiaries through the transition period, which ended June 30, 2013. As of July 1, 2013, we no longer provided Medicaid services in Ohio. The Ohio Medicaid contract contributed approximately $137.4 million, and $265.3 million of premium revenue, net of premium taxes, to our operations for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2014, we offered Medicare Advantage ("MA") coordinated care plans ("CCPs") in certain counties in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, New York, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia. Our MA plans in Arkansas, Mississippi, South Carolina and Tennessee are attributable to our acquisition of Windsor Health Group, Inc. ("Windsor") and our MA operations in those states began on January 1, 2014. Effective January 1, 2015, we no longer offer MA plans in the states of Arizona, Missouri and Ohio, which, combined, accounted for approximately $97.7 million, $127.7 million and $83.4 million of premium revenue, net of premium taxes, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Index to Consolidated Financial Statements and Schedules

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions. Our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the impact of the change in the rate is reasonably estimable, and collection is assured. Our contracts also have additional provisions as described in the sections below.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. Member premiums are recognized as revenue in the period of service. We estimate, on an on-going basis, the amount of members' billings that may not be collectible, based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $21.1 million and $15.8 million at December 31, 2014 and 2013, respectively. Historically, the provision for uncollectible premiums for member premiums receivable has not been material relative to consolidated premium revenue.

Premium payments are based upon eligibility lists produced by CMS and state agencies. We verify these lists to determine whether we have been paid for the correct premium category and program. From time to time, CMS and state agencies require us to reimburse them for premiums that we received for individuals who were subsequently determined by us, or by CMS or state agencies, to be ineligible for any government-sponsored program or to belong to a plan other than ours. Additionally, the verification of membership may result in additional premiums due to us from CMS and state agencies for individuals who were subsequently determined to belong to our plan for periods in which we received no premium for those members. We estimate the amount of outstanding retroactivity adjustments and adjust premium revenue based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. We record amounts receivable in premiums receivable, net and amounts payable in other accrued expenses and liabilities in the consolidated balance sheets.

Supplemental Medicaid Premiums

Index to Consolidated Financial Statements and Schedules

We earn, or earned, supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Kentucky, Missouri, New York, South Carolina and, until June 30, 2013, in Ohio. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. Upon delivery of a newborn, we notify the state agency according to the contract terms. We also earn supplemental Medicaid premium payments in some states for high cost drugs and certain services such as early childhood prevention screenings. We recognize supplemental premium revenue in the period we provide related services to our members. For the years ended December 31, 2014, 2013, and 2012 we recognized approximately $278.4 million, $242.9 million and $246.3 million, respectively, of supplemental Medicaid premium revenue.

Medicaid Risk-Adjusted Premiums

In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured.

Medicaid ACA Industry Fee reimbursement

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers which began in 2014. As discussed in "ACA Industry Fee", we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. Consequently, we recognized $124.6 million of reimbursement for the ACA industry fee as premium revenue for the year ended December 31, 2014.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $178.7 million and $107.2 million as of December 31, 2014 and 2013, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to state agencies and CMS under various contractual and plan arrangements. We estimate the impact of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to state agencies and CMS in other payables to government partners in the consolidated balance sheets.

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

Our MA and PDP prescription drug plan premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between our recorded estimates and the subsequent CMS settlement amounts.

Beginning in 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), requires the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material impact to our results of operations in 2014.

A summary of other net receivables (payables) to government partners is as follows (in millions):

	As of December 31,
	2014	2013
Liability to states under Medicaid minimum medical expense provisions	$(14.3)	$(21.0)
Receivable from (liability to) CMS under risk corridor provision	84.7	(16.3)
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(1.7)	—
Net receivables (payables) to government partners(1)	$68.7	$(37.3)

(1) The components of net receivables (payables) to government partners are classified in the consolidated balance sheets as $83.0 million and $14.3 million in current assets and current liabilities, respectively, as of December 31, 2014, and $37.3 million in current liabilities as of December 31, 2013.

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and our plans based on the difference between the prospective payments and actual claims experience. The subsidy components under Part D are described below.

Low-Income Cost Sharing Subsidy (LICS)-For qualifying LIS members, CMS reimburses us for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy-CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy-CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

Catastrophic reinsurance subsidies and the low-income cost sharing subsidies represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly,

Index to Consolidated Financial Statements and Schedules

there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. However, the balance of funds receivable from CMS grew substantially in 2014 due to increased drug costs relative to our bid estimates.

Coverage gap discount subsidies (CGD) advance payments are recorded as Funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted Prescription Drug Event data.

Funds receivable (held) for the benefit of members consisted of the following (in millions):

	As of December 31,
	2014	2013
Low-income cost sharing subsidy	$323.1	$95.4
Catastrophic reinsurance subsidy	492.5	19.6
Coverage gap discount subsidy	(34.1)	(21.5)
Funds receivable for the benefit of members	$781.5	$93.5

 Medical Benefits Expense and Medical Benefits Payable

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs.

Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers and providers of ancillary services. We also record direct medical expenses for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by others. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant.We record direct medical expense for our estimates of provider settlement due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements. We estimate pharmacy rebates earned based on historical utilization of specific pharmaceuticals, current utilization and contract terms and record amounts as a reduction of recorded direct medical expenses.

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

Index to Consolidated Financial Statements and Schedules

refer to this additional liability as the provision for moderately adverse conditions. Our estimate of the provision for moderately adverse conditions captures the potential adverse development from factors such as:

•our entry into new geographical markets;
•our provision of services to new populations such as the aged, blind and disabled;
•variations in utilization of benefits and increasing medical costs, including higher drug costs;
•changes in provider reimbursement arrangements;
•variations in claims processing speed and patterns, claims payment and the severity of claims; and
•health epidemics or outbreaks of disease such as the flu or enterovirus.

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior period developments, as increases or decreases to medical benefits expense in the period we identify the differences. The cumulative effect of prior year reserve development in 2014 and 2013 was an unfavorable $48.1 million and a favorable $3.0 million; respectively, however, we recognized unfavorable prior period reserve development in three of four quarters in 2013, and in the first and second quarters of 2014. Based on the unfavorable prior period reserve development experience in these quarters, we have refined certain of these assumptions, resulting in increased current period medical benefits costs incurred in 2014.

Reinsurance

We enter into excess of loss reinsurance arrangements to reduce the risk associated with large losses or catastrophic events. We are contingently liable in the event the reinsurance companies do not meet their contractual obligations. We evaluate the financial condition of the reinsurance companies on a regular basis and only contract with well-known, well-established reinsurance companies that have strong financial ratings. We evaluate the terms of the arrangements to determine whether risk transfer and other criteria are met to qualify as reinsurance contracts for GAAP accounting purposes in accordance with ASC 944, Financial Services-Insurance. Premiums paid, or ceded, to the reinsurer, are recorded as a reduction to premium revenue, and expected reimbursements for losses, or recoveries, are recorded as a reduction to medical benefits expense. Amounts recoverable from the reinsurer are estimated in a manner consistent with the claim liability associated with the reinsured policies.

ACA Industry Fee

The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. The initial estimated liability for each year is accrued as of January 1, with a corresponding deferred expense asset that is amortized over 12 months to expense on a straight line basis. The fee is payable by September 30 of each year. We incurred $137.7 million of such fees in 2014. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014. See discussion under "Premium Revenue Recognition and Premiums Receivable".

Equity-Based Employee Compensation

During the second quarter of 2013, our stockholders approved the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). Upon approval of the 2013 Plan, a total of 2,500,000 shares of our common stock were available for issuance pursuant to the 2013 Plan, minus any shares subject to outstanding awards granted on or after January 1, 2013 under our 2004 Equity Incentive Plan ("the Prior Plan"). In addition, shares subject to awards forfeited under the Prior Plan will become available for issuance under the 2013 Plan. No further awards are permitted to be granted under our Prior Plan. The Compensation Committee of our Board of Directors (the "Compensation Committee") awards certain equity-based compensation under our stock plans, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"), each of which is described below:

Index to Consolidated Financial Statements and Schedules

RSUs - For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. RSUs typically vest one to three years from the date of grant.

PSUs - The actual number of common stock shares earned upon vesting will range from zero shares up to 100%, 150% or 200% of the target award, depending on the award date, the target award amounts for the PSU awards and our achievement of certain financial and quality-based performance goals set by the Compensation Committee at its sole discretion. PSUs generally cliff-vest 3 years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date.

MSUs - The number of shares of common stock earned upon vesting is determined based on the ratio of the Company's average common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceeding the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. Each vested MSU represents one share of common stock and will be paid in shares of common stock, net of taxes.

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

Advertising Costs

We record the production costs of advertising activities as selling, general and administrative expense when incurred. We expense the costs of advertising campaigns in the period the advertising takes place. We recorded advertising and related marketing expense of $5.4 million, $3.2 million, and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Medicaid Premium Taxes

Premiums related to our Medicaid contracts with Georgia, Hawaii, New Jersey and New York, and, until June 30, 2013, Ohio, are, or were, subject to an assessment or tax on Medicaid premiums. The premium revenues we receive from these states include the premium tax assessment. We have reported premium taxes on a gross basis, as premium revenue and as premium tax expense in the consolidated statements of income. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $76.5 million, $75.7 million and $82.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Index to Consolidated Financial Statements and Schedules

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

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment ("OTTI") in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. We did not realize any OTTI for the years ended December 31, 2014, 2013 or 2012.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, net, are comprised of the following (in millions):

	As of December 31,
	2014	2013
Prepaid expenses	$46.5	$58.4
Pharmaceutical coverage gap discounts receivable	52.8	13.5
Advances to providers	5.5	6.8
Other	67.0	37.6
	171.8	116.3
Allowance for uncollectible advances to providers	(1.3)	(1.3)
Prepaid expenses and other current assets, net	$170.5	$115.0

We record pharmaceutical coverage gap discounts receivable for amounts billed to pharmaceutical manufacturers by CMS for Medicare Part D coverage gap discounts advanced by us. Pharmaceutical manufacturers remit payments directly to us (see "Premium Revenue Recognition and Premiums Receivable - Medicare Part D Settlements").

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

On an ongoing basis, we review events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, we recognize an impairment loss in the current period for the difference between estimated fair value and carrying value. If assets are determined to be recoverable but the useful lives are shorter than we originally estimated, we depreciate the remaining net book value of the asset over the newly determined remaining useful lives. During 2013, we determined that we would be discontinuing certain projects going forward and, as a result, the software and development costs acquired to support these projects would not be fully recoverable. In accordance with the guidance for the impairment of long-lived assets, we evaluated these assets for recovery and recorded a pre-tax asset impairment charge of $9.0 million, which is included in selling, general and administrative expenses in our consolidated statement of comprehensive income for the year ended December 31, 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair market value of net assets acquired. Goodwill recorded at December 31, 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively. Goodwill recorded at December 31, 2013 was $236.8 million, which consisted of $126.8 million and $110.0 million attributable to our Medicaid and Medicare Health Plans reporting segments, respectively.

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

Other intangible assets resulting from our acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting segments for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in

Index to Consolidated Financial Statements and Schedules

circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During 2014, we recognized approximately $24.1 million in impairment and other charges, approximately $18.0 million of which related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). During the year, our Easy Choice MA health plan continued to underperform, mainly reflecting an inability to improve the medical cost structure to the degree that was previously estimated, and the inability to achieve certain administrative cost savings. As a result, we performed an updated assessment of the recoverability of these intangible assets. The projections of undiscounted future net cash flows expected to be generated by the Easy Choice health plan reflected a significant decline in the anticipated long-term profitability of this business relative to projections we completed in prior periods. The decline in projected profitability resulted from the factors noted above, as well the continuing margin compression that is impacting the MA business as a whole. We compared the carrying values of the underlying intangible assets to the projected, undiscounted future net cash flows and determined that the undiscounted future net cash flows were insufficient to recover the carrying value of the assets. We measured the fair values of these assets at June 30, 2014 using an income-based valuation approach, and decreased the carrying values of the intangible assets to the estimated fair values, which resulted in an impairment charge of approximately $18.0 million. We believe the assumptions used in the income approach, including the projected cash flows associated with the assets, as well as other key factors and assumptions, including the selection of an appropriate discount rate, were consistent with those that likely market place participants would experience when operating in the same market, with the same membership. The remaining charges also include a charge for the full impairment of intangible assets associated the purchase of our Arizona MA plan after we concluded during 2014 to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize the latter charges as adjustments to acquired assets, since we were beyond the measurement period established in the accounting rules for business combinations.

Acquisitions

In January 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of December 31, 2014, Windsor offered MA plans to 37,000 members in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it serves approximately 43,000 members in 39 states as of December 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions to 103,000 members as of December 31, 2014.

Effective January 1, 2014, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"), which primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements. As a result, effective July 1, 2014, we offer Medicaid managed care in 10 counties in New Jersey.

Pro Forma Financial Information

The results of operations and financial condition for our 2012, 2013 and 2014 acquisitions have been included in our consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below assumes that the acquisitions occurred as of January 1, 2012. The pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented. Only pro forma results for 2012 and 2013 have been presented, as Windsor was acquired on January 1, 2014, and its results of operations have been included in our consolidated financial statements from that date.

Index to Consolidated Financial Statements and Schedules

	Pro forma- unaudited
	For the Years Ended December 31,
(in millions, except per share data)	2013	2012
Premium revenues	$10,657.1	$9,387.9
Net earnings	$201.5	$106.4
Earnings per share:
Basic	$4.63	$2.47
Diluted	$4.58	$2.43

3. ACQUISITIONS

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

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries with MA, PDP and Medicare Supplement products. As of December 31, 2014, Windsor offered MA plans in 192 counties in the states of Arkansas, Mississippi, South Carolina and Tennessee, through which it served 37,000 members. In addition, one of Windsor’s subsidiaries offers Medicare Supplement insurance policies through which it served 43,000 members in 39 states as of December 31, 2014. Windsor also offers PDPs in 11 of the 34 CMS regions, through which it served approximately 103,000 beneficiaries as of December 31, 2014. We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements. Windsor’s operations contributed premium revenue of $620.5 million and a net pre-tax loss of $0.3 million, including certain one-time costs for severance and integration, for the year ended December 31, 2014.

Index to Consolidated Financial Statements and Schedules

As of December 31, 2014, we have completed the accounting for the Windsor acquisition. The following table summarizes the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$169.0
Investments	47.1
Premiums receivable, net	87.4
Pharmacy rebates receivable, net	32.2
Other intangible assets	54.3
Other assets	34.0
Deferred tax asset	33.6
Total assets acquired	457.6

Medical benefits payable	(107.0)
Accrued expenses and other payables	(80.8)
Deferred tax liability	(20.2)
Total liabilities assumed	(208.0)
Fair value of net assets acquired	$249.6

As a result of the Windsor acquisition, the fair value of the net tangible and intangible assets that we acquired exceeded the total consideration payable to the seller by approximately $29.5 million. When assessing this result from an accounting perspective, we considered:

▪	the seller’s decision to divest Windsor following a review of its business strategy in the U.S. and focus on other types of health businesses;

▪	the value of net assets we acquired included the benefit of net operating losses and other tax benefits, and

▪	a credit reflected in the purchase price for certain transition costs we expected to incur after the transaction closed.

After consideration of all relevant factors, including those cited above, and verifying that all assets acquired and liabilities assumed were identified, we concluded that the excess fair value of $29.5 million constituted a bargain purchase gain in accordance with accounting rules related to business combinations.

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

Index to Consolidated Financial Statements and Schedules

Missouri Care

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We began serving Missouri Care members effective April 1, 2013 and we included the results of Missouri Care's operations from the date of acquisition in our consolidated financial statements.

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

We completed certain aspects of the accounting for the Easy Choice acquisition during 2013, and based on the final purchase price allocation, we allocated $7.6 million of the purchase price to identified tangible net liabilities and $47.7 million of the purchase price to identified intangible assets. We recorded $110.0 million of goodwill for the excess of the purchase price over the estimated fair value of net assets and identifiable intangible assets acquired and assigned the goodwill to our Medicare Health Plans segment. Recorded goodwill and other intangible assets related to the Easy Choice acquisition are not deductible for tax purposes.

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

Index to Consolidated Financial Statements and Schedules

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Kentucky	18%	14%	10%
Florida	14%	12%	13%
Georgia	13%	16%	20%

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") pursuant to which our Staywell health plan participates in eight out of the state’s 11 regions in the new program, which was fully implemented as of August 2014. Our 2012-2015 Florida Medicaid contracts were terminated early in connection with the implementation of the new program.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option in June 2014 to extend the term of our Georgia Medicaid contract until June 30, 2015. There is one remaining one-year option term, exercisable by the Georgia DCH, which would potentially extend the contract term to June 30, 2016. On February 9, 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. We are currently preparing our response. A total of nine companies, including us, have been deemed qualified to bid.

Our primary Kentucky contract commenced in July 2011, has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The parties have exercised the first option term.

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

Index to Consolidated Financial Statements and Schedules

	For the Years Ended December 31,
	2014	2013	2012
Premium revenue:
Medicaid Health Plans	$7,773.9	$5,661.2	$4,471.2
Medicare Health Plans	3,963.2	3,071.0	1,936.4
Medicare PDPs	1,178.4	776.9	992.6
Total premium revenue	12,915.5	9,509.1	7,400.2
Medical benefits expense:
Medicaid Health Plans	6,853.1	4,927.4	3,892.0
Medicare Health Plans	3,506.9	2,659.5	1,630.6
Medicare PDPs	1,095.2	671.7	781.3
Total medical benefits expense	11,455.2	8,258.6	6,303.9
ACA industry fee expense:
Medicaid Health Plans	81.6	—	—
Medicare Health Plans	44.7	—	—
Medicare PDPs	11.4	—	—
Total ACA industry fee expense	137.7	—	—
Gross margin:
Medicaid Health Plans	839.2	733.8	579.2
Medicare Health Plans	411.6	411.5	305.8
Medicare PDPs	71.8	105.2	211.3
Total gross margin	1,322.6	1,250.5	1,096.3
Investment and other income	44.4	18.8	8.8
Other expenses	(1,218.7)	(988.2)	(808.7)
Income from operations	$148.3	$281.1	$296.4

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

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted-average common shares outstanding — basic	43,864,367	43,535,927	43,104,216
Dilutive effect of:
Unvested restricted stock units, market stock units and performance stock units	290,392	342,346	526,030
Stock options	8,842	122,290	196,039
Weighted-average common shares outstanding — diluted	44,163,601	44,000,563	43,826,285
Anti-dilutive stock options, restricted stock awards and performance equity awards excluded from computation	30,217	79,978	57,455

6. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.3	—	—	0.3
Corporate debt and other securities	162.2	0.1	(0.4)	161.9
Money market funds	41.4	—	—	41.4
Municipal securities	86.9	0.5	(0.1)	87.3
Variable rate bond fund	85.1	0.2	(0.1)	85.2
U.S. government securities	21.7	0.1	(0.1)	21.7
Total	$431.7	$0.9	$(2.5)	$430.1
December 31, 2013
Auction rate securities	$34.2	$—	$(2.4)	$31.8
Certificates of deposit	1.6	—	—	1.6
Corporate debt and other securities	104.5	0.1	(0.1)	104.5
Money market funds	43.4	—	—	43.4
Municipal securities	108.9	—	—	108.9
Variable rate bond fund	84.9	0.4	—	85.3
U.S. government securities	19.5	0.1	—	19.6
Total	$397.0	$0.6	$(2.5)	$395.1

Contractual maturities of long-term available-for-sale investments at December 31, 2014 are as follows:

Index to Consolidated Financial Statements and Schedules

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32.3	$—	$—	$—	$32.3
Certificates of deposit	0.3	0.3	—	—	—
Corporate debt and other securities	161.9	23.2	137.4	0.4	0.9
Money market funds	41.4	41.4	—	—	—
Municipal securities	87.3	19.3	57.8	8.7	1.5
Variable rate bond fund	85.2	85.2	—	—	—
U.S. government securities	21.7	3.4	18.2	—	0.1
Total	$430.1	$172.8	$213.4	$9.1	$34.8

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $32.3 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions continued to fail in 2014. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.5 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of December 31, 2014.

Redemptions and sales of our auction rate securities during the years ended December 31, 2014 and 2013 were not material, however, during the year ended December 31, 2012, we redeemed $0.8 million of auction rate securities at par. We did not realize any losses associated with selling or redeeming our auction rate securities for those years.

During the years ended December 31, 2014, 2013, and 2012, respectively, we sold or redeemed fixed maturity bond investments totaling $348.7 million, $360.2 million, $378.1 million, respectively. Realized gains and losses on sales and redemptions of investments, including sales and redemptions of the fixed maturity bond investments, were not material for the years ended December 31, 2014, 2013 or 2012. Additionally, we did not realize any OTTI for any of these years.

7. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash	$53.3	$—	$—	$53.3
Certificates of deposit	1.0	—	—	1.0
Money market funds	65.9	—	—	65.9
U.S. government securities	30.1	0.1	(0.1)	30.1
Total	$150.3	$0.1	$(0.1)	$150.3
December 31, 2013
Cash	$40.2	$—	$—	$40.2
Certificates of deposit	1.4	—	—	1.4
Money market funds	19.0	—	—	19.0
U.S. government securities	22.0	—	(0.1)	21.9
Total	$82.6	$—	$(0.1)	$82.5

Realized gains or losses related to sales and redemptions of restricted investments were not material for the years ended December 31, 2014, 2013, or 2012.

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation is as follows:

	December 31,
	2014	2013
Leasehold improvements	$26.1	$22.2
Computer equipment	69.3	62.9
Capitalized software	256.9	185.4
Furniture and equipment	26.4	22.4
	378.7	292.9
Less accumulated depreciation	(191.6)	(145.5)
Total property and equipment, net	$187.1	$147.4

We recognized depreciation expense on property, equipment and capitalized software of $46.8 million, $36.7 million, and $29.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, including amortization expense on capitalized software of $30.4 million, $22.0 million and $15.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable business segment is as follows for 2014 and 2013:

Index to Consolidated Financial Statements and Schedules

	Medicaid Health Plans	Medicare Health Plans	Total
Balance as of December 31, 2012	$111.1	$112.7	$223.8
Acquisitions and acquisition related adjustments	15.7	(2.7)	13.0
Balance as of December 31, 2013(1)	126.8	110.0	236.8
Acquisitions and acquisition related adjustments	26.0	0.4	26.4
Balance as of December 31, 2014(1)	$152.8	$110.4	$263.2

(1) Cumulative impairment charges relating to goodwill were $78.3 million as of December 31, 2014 and 2013, which related to goodwill assigned to our Medicare Health Plans reporting unit which we impaired during 2008.

Other intangible assets as of December 31, 2014 and 2013, and the related weighted-average amortization periods as of December 31, 2014, are as follows:

	As of December 31,
	2014				2013
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.2	$9.9	$(3.0)	$6.9	$6.1	$(2.5)	$3.6
Licenses and permits	15.0	7.7	(3.4)	4.3	5.3	(2.9)	2.4
Trademarks and tradenames	12.8	15.9	(10.0)	5.9	13.3	(8.1)	5.2
Membership and state contracts	12.3	93.2	(14.2)	79.0	56.6	(6.4)	50.2
Other	7.3	5.7	(0.8)	4.9	6.4	(1.3)	5.1
Total other intangible assets	12.5	$132.4	$(31.4)	$101.0	$87.7	$(21.2)	$66.5

We recorded amortization expense of $13.1 million, $7.4 million, and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in amortization expense for 2014 resulted from the 2014 acquisitions of Windsor and Healthfirst NJ, and the 2013 acquisitions of WCSC and Missouri Care. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2014 is as follows:

Expected Amortization Expense
2015	$11.1
2016	11.1
2017	10.6
2018	9.9
2019	9.7
2020 and thereafter	48.6
Total	$101.0

Index to Consolidated Financial Statements and Schedules

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. At December 31, 2014, the auction rate securities had par values of $34.1 million. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2014. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Based on this, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Significant unobservable inputs used in the discounted cash flow model include the historical municipal bond index return rate and individual security credit ratings. Increases or decreases in the municipal bond index return rate or changes in security credit ratings could result in a significant change in the fair value estimation of our auction rate securities. Unobservable inputs included in our estimation of fair value of auction rate securities at December 31, 2014 included security credit ratings ranging from AAA/Aaa to BB-/Ba3 and historical municipal bond index returns ranging from 0% to 6.0%. The fair values of auction

Index to Consolidated Financial Statements and Schedules

rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

We determine transfers between levels at the end of the reporting period. No transfers between levels were recognized for the years ended December 31, 2014 and 2013.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurrring basis at December 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.3	$—	$23.3	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.3	—	0.3	—
Corporate debt securities	138.6	—	138.6	—
Money market funds	41.4	41.4	—	—
Municipal securities	87.3	—	87.3	—
U.S. government and agency obligations	21.7	16.8	4.9	—
Variable rate bond fund	85.2	85.2	—	—
Total investments	$430.1	$143.4	$254.4	$32.3

Restricted investments:
Money market funds	$65.9	$65.9	$—	$—
Cash	53.3	53.3	—	—
Certificates of deposit	1.0	—	1.0	—
U.S. government and agency obligations	30.1	30.1	—	—
Total restricted investments	$150.3	$149.3	$1.0	$—
Amounts payable related to investigation resolution	$35.2	$—	$35.2	$—

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$1.6	$—	$1.6	$—
Auction rate securities	31.8	—	—	31.8
Certificates of deposit	1.6	—	1.6	—
Corporate debt securities	102.9	—	102.9	—
Money market funds	43.4	43.4	—	—
Municipal securities	108.9	—	108.9	—
U.S. government securities	19.6	19.6	—	—
Variable rate bond fund	85.3	85.3	—	—
Total investments	$395.1	$148.3	$215.0	$31.8

Restricted investments:
Money market funds	$19.0	$19.0	$—	$—
Cash	40.2	40.2	—	—
Certificates of deposit	1.4	—	1.4	—
U.S. government securities	21.9	21.9	—	—
Total restricted investments	$82.5	$81.1	$1.4	$—
Amounts payable related to investigation resolution	$70.3	$—	$70.3	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the years ended December 31, 2014, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2014	December 31, 2013	December 31, 2012
Balance as of January 1	$31.8	$32.0	$32.4
Realized gains (losses) in earnings	—	—	—
Changes in net unrealized gains and losses in other comprehensive income	0.5	(0.2)	0.4
Purchases, sales and redemptions	—	—	(0.8)
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$32.3	$31.8	$32.0

As a result of the increase (or decrease) in the fair value of our investments in auction rate securities, we recorded net unrealized gains (losses) of $0.5 million, $(0.2) million, and $0.4 million to accumulated other comprehensive loss during the years ended December 31, 2014, 2013 and 2012, respectively. There were no material redemptions or sales of our auction rate securities during the years ended December 31, 2014 and 2013, however, during the year ended December 31, 2012, we redeemed $0.8 million auction rate securities at par. We did not realize any losses associated with selling or redeeming our auction rate securities in 2012.

Debt

Index to Consolidated Financial Statements and Schedules

The following table presents the carrying value and fair value of our Senior Notes and Term Loan as of December 31, 2014, and our senior notes as of December 31, 2013:

	December 31, 2014	December 31, 2013
Long term debt	$900.0	$600.0
Approximate fair value of our long-term debt	908.7	615.0

The fair value of our Senior Notes was determined based on quoted market prices at December 31, 2014 and December 31, 2013, respectively, and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan at December 31, 2014 was determined based on a discounted cash flow analysis, and would therefore be classified within Level 2 of the fair value hierarchy.

11. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

	As of December 31, 2014	% of Total	As of December 31, 2013	% of Total
IBNR	$1,111.5	75%	$690.1	72%
Other medical benefits payable	372.3	25%	263.3	28%
Total medical benefits payable	$1,483.8	100%	$953.4	100%

A reconciliation of the beginning and ending balances of medical benefits payable is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Beginning balance	$953.4	$733.0	$744.8
Acquisitions	107.0	71.6	—
Medical benefits incurred related to:
Current period	11,481.4	8,333.2	6,450.5
Prior period	(26.2)	(74.6)	(146.6)
Total	11,455.2	8,258.6	6,303.9
Medical benefits paid related to:
Current period	(10,089.6)	(7,490.6)	(5,754.9)
Prior periods	(942.2)	(619.2)	(560.8)
Total	(11,031.8)	(8,109.8)	(6,315.7)
Ending balance	$1,483.8	$953.4	$733.0

Our estimates of medical benefits expense recorded at December 31, 2014, 2013 and 2012 developed favorably by approximately $26.2 million, $74.6 million, and $146.6 million in 2014, 2013 and 2012, respectively. The release of the provision for moderately adverse conditions included in our prior period estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period.

Excluding the prior period development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded at December 31, 2014 developed unfavorably by approximately $48.1 million compared to favorable development of $3.0 million and $76.7 million in 2013 and 2012, respectively. The unfavorable development recognized in 2014 was due to higher than expected medical services in our Medicaid and Medicare Health Plan segments that were not discernible until the impact became clearer over time as claim payments were processed. The favorable

Index to Consolidated Financial Statements and Schedules

development in 2013 was due mainly to the medical cost trend emerging favorably in our Medicaid segment due to lower utilization. The favorable development in 2012 was due to the medical cost trend emerging favorably, mostly in our Medicaid segment and to a lesser extent in our MA and PDP segments, primarily due to lower than projected utilization, partially offset by higher than expected medical services in Kentucky.

Our acquisitions in 2012, 2013 and 2014 resulted in increases to medical benefits payable as of the effective date for each of the acquisitions. See Note 3, Acquisitions, for additional information.

12. DEBT

Credit Arrangements

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

We received net proceeds of $298.6 million in connection with the funding of the Term Loan and closing of the Credit Agreement in September 2014. The Term Loan is classified as long-term debt in the Company’s consolidated balance sheet at December 31, 2014 based on its September 2016 maturity date. The interest rate on the Term Loan was 2.50% as of December 31, 2014.

As of December 31, 2014 and as of the date of this filing, we have not drawn upon the Revolving Credit Facility and we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes (defined below).

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

Senior Notes due 2020

In November 2013, we completed the offering and sale of $600.0 million aggregate principal amount of 5.75% unsecured senior notes due 2020 (the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes were $587.9 million, with a portion of the net proceeds from the offering being used to repay the full $336.5 million outstanding under the 2011 Credit Agreement, and the remaining net proceeds were used for general corporate purposes, including organic growth

Index to Consolidated Financial Statements and Schedules

opportunities. The Senior Notes will mature on November 15, 2020, and bears interest at a rate of 5.75% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, and commenced on May 15, 2014.

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

The Senior Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2014 based on their November 2020 maturity date.

13. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months plus interest accrued at 3.125%. The estimated fair value of the discounted remaining liability, and related interest, was $35.2 million at December 31, 2014, all of which has been included in the current amounts payable related to the investigation resolution in the accompanying consolidated balance sheet as of December 31, 2014.

The Settlement also provides for a contingent payment of an additional $35.0 million in the event that we are acquired or otherwise experience a change in control on or before April 30, 2015, provided that the change in control transaction exceeds certain minimum transaction value thresholds as specified in the Settlement.

Index to Consolidated Financial Statements and Schedules

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied.  All four individuals filed

Index to Consolidated Financial Statements and Schedules

notices of appeal and the government has filed notices of cross appeal on three of the four individuals, which the government subsequently voluntarily dismissed. The fifth individual is expected to be tried after the appeals have been decided.

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $185.9 million from the inception of the investigations to December 31, 2014. We incurred $30.0 million, $46.0 million and $38.2 million of these legal fees and related expenses during the years ended December 31, 2014, 2013 and 2012, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

In August 2010, we entered into an agreement and release with the carriers of our directors and officers ("D&O") liability insurance relating to coverage we sought for claims relating to the previously disclosed government investigations and related litigation. We accepted payment of $32.5 million prior to 2012 in satisfaction of the $45.0 million face amount of the relevant D&O insurance policies and the carriers agreed to waive any rights they may have to challenge our coverage under the policies. As a result, we have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial position, and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Index to Consolidated Financial Statements and Schedules

Operating Leases

We recorded rental expense of $25.2 million, $20.4 million, and $17.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2014 are as follows:

Minimum Lease Payments
2015	$24.9
2016	15.9
2017	12.1
2018	7.4
2019	4.1
2020 and thereafter	8.0
Total	$72.4

14. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$105.1	$78.6	$84.0
State	15.1	7.5	8.6
	120.2	86.1	92.6
Deferred:
Federal	(5.7)	16.0	18.1
State	(0.4)	0.9	1.0
	(6.1)	16.9	19.1
Total income tax expense	$114.1	$103.0	$111.7

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

Index to Consolidated Financial Statements and Schedules

	For the Years Ended December 31,
	2014	2013	2012
Income tax expense at statutory federal rate	$62.2	$97.4	$103.7
Adjustments resulting from:
State income tax, net of federal benefit	9.4	5.8	6.7
Tax exempt bargain purchase gain	(10.3)	—	—
Non-deductible executive compensation	3.8	5.1	2.4
Non-deductible amounts related to investigation resolution	0.1	(6.9)	(1.3)
Non-deductible ACA industry fees	48.2	—	—
Interest on unrecognized tax benefits	—	—	(0.1)
Other, net	0.7	1.6	0.3
Total income tax expense	$114.1	$103.0	$111.7

Our effective income tax rate on pre-tax income was 64.2% for the year ended December 31, 2014, compared to 37.0% for the year ended December 31, 2013 and 37.7% for the year ended December 31, 2012. The higher 2014 effective rate mainly reflects the impact of the non-deductible ACA industry fee. Additionally, the effective rate was lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012. These unfavorable impacts were partially offset by the favorable impact of the Windsor bargain purchase gain.

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2014	2013
Medical and other benefits discounting	$14.2	$11.7
Unearned premium discounting	6.4	—
Tax basis assets	10.1	10.1
Allowance for doubtful accounts	10.1	3.6
Amount payable related to investigation resolution	6.8	13.7
Accrued expenses and other	18.6	19.0
	66.2	58.1
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	3.5	26.0
Software development costs	68.9	54.9
Prepaid assets	5.1	8.9
	77.5	89.8
Net deferred tax liability	$(11.3)	$(31.7)

We have not recorded a valuation allowance at December 31, 2014 and 2013 as we expect that we will fully realize our deferred tax assets.

Index to Consolidated Financial Statements and Schedules

We classify deferred tax assets and liabilities in the consolidated balance sheets as follows:

	As of December 31,
	2014	2013
Current assets	$37.1	$23.7
Non-current liabilities	(48.4)	(55.4)
Net deferred tax liability	$(11.3)	$(31.7)

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation paid to service providers of a covered health insurance provider under Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we reversed $10.4 million of previously recorded tax expense from prior periods during the year ended December 31, 2014. However, we are not able to conclude at this time that our tax position is more likely than not to be sustained upon IRS CAP review. Therefore, we recognized a liability for unrecognized tax benefits amounting to $10.4 million at December 31, 2014. The unrecognized tax benefit, if recognized, would reduce the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013
Gross unrecognized tax benefits, beginning of period	$—	$—
Gross increases:
Prior year tax positions	—	—
Current year tax positions	10.4	—
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	—	—
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$10.4	$—

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

We classify interest and penalties associated with uncertain income tax positions as income taxes within our consolidated financial statements. We did not incur or record interest and accrued penalties for the years ended December 31, 2014 and 2013.

We file our income tax returns in the U.S. federal jurisdiction and various states. The IRS has concluded its CAP review of our 2012 tax return as well as all the prior years. We expect the IRS will conclude its CAP review of our 2013 tax return, with the exception of the compensation deduction limitation issue under Code section 162(m)(6), in 2015. We are no longer subject to state and local tax examinations prior to 2004. As of December 31, 2014, we are not aware of any material proposed adjustments.

15. EQUITY-BASED COMPENSATION

We recorded equity-based compensation expense of $15.7 million, $12.5 million and $14.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, we expect $25.6 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements, net of estimated forfeitures, to be recognized over a weighted-average period of 1.8 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $82.06 as of December 31, 2014 and amounted to approximately $11.4 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

Index to Consolidated Financial Statements and Schedules

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2014 , 2013, and 2012 were $64.49, $61.33, and $64.19, respectively. The total fair value of all shares vested during the year ended December 31, 2014 was $11.4 million.We generally repurchase vested shares to satisfy tax withholding requirements and then retire the repurchased shares.

Stock Options

We have not granted stock option awards since 2010, but some remain outstanding. A summary of our stock option activity for the year ended December 31, 2014, and the aggregate intrinsic value and weighted average remaining contractual term for our stock options as of December 31, 2014, is:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2014	31,381	$29.47
Granted	—	—
Exercised	(21,954)	26.98
Forfeited and expired	(1,407)	14.49
Outstanding as of December 31, 2014 (1)	8,020	38.92	$0.3	0.2
(1) All of the Company's outstanding stock options were vested and exercisable as of December 31, 2014.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $0.9 million, $14.1 million, and $9.8 million, respectively.

For the years ended December 31, 2014, 2013, and 2012, we received cash from option exercises of $0.5 million, $10.3 million, and $9.4 million, respectively. We currently expect to satisfy equity-based compensation awards with available unissued registered shares.

Restricted Stock and RSUs

A summary of the activity for our restricted stock and RSU awards for the year ended December 31, 2014 is:

	Restricted Stock and RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	259,836	$56.51
Granted	325,336	64.65
Vested	(116,132)	57.46
Forfeited and expired	(62,137)	59.95
Outstanding as of December 31, 2014	406,903	62.23

MSUs

A summary of the activity for our MSU awards for the year ended December 31, 2014 is:

Index to Consolidated Financial Statements and Schedules

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	83,889	$79.38
Granted	74,784	71.42
Vested	—	—
Forfeited and expired	(45,010)	78.97
Outstanding as of December 31, 2014	113,663	74.31

PSUs

A summary of the activity for our PSU awards, which are subject to variable accounting, for the year ended December 31, 2014 is:

	PSUs	Weighted Average Award-Issuance Fair Value
Outstanding as of January 1, 2014	288,487	$55.30
Granted	270,417	62.38
Vested	(62,640)	40.57
Forfeited and expired	(101,189)	60.61
Outstanding as of December 31, 2014	395,075	61.13

16. RELATED-PARTY TRANSACTIONS

The Graham Companies

We lease office space from The Graham Companies, in which a member of the board of directors and his immediate family has a 23% ownership interest. We paid $0.2 million in rental expense to The Graham Companies in each of the years ended December 31, 2014 and 2013, and $0.1 million in rental expense in the year ended December 31, 2012.

17. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Each of our health maintenance organizations ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $746.0 million at December 31, 2014, and $489.0 million at December 31, 2013. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively, which was in compliance with the minimum capital requirements as of those dates.

Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with

Index to Consolidated Financial Statements and Schedules

other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $68.0 million, $147.0 million and $192.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 amount included $36 million not requiring prior regulatory approval, and $32 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2014, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $60.0 million in the aggregate.

18. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution 401(k) plan. Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation, subject to maximum Federal and plan limits. We incurred matching contribution expense of $7.9 million, $6.0 million and $4.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Long-term Incentive Program

Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of a mix of cash and equity awards, which are granted pursuant to the 2013 Incentive Compensation Plan during 2013 and 2014 and the 2004 Equity Incentive Plan during 2012 and certain prior years. We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity awards and performance-based cash, depending on job level. The Compensation Committee has sole discretion of the ultimate funding and payout of awards under the LTI program. We accrued compensation costs related to the LTI Program performance-based cash bonus of $1.0 million and $5.2 million as of December 31, 2014 and 2013, respectively.

19. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in millions, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2014	June 30, 2014(1)	September 30, 2014	December 31, 2014(2)
Total revenues	$2,985.7	$3,151.9	$3,407.5	$3,414.8
Gross margin	312.9	268.9	365.0	375.8
Income (loss) from operations	37.3	(14.6)	69.5	56.1
Income (loss) before income taxes(3)	65.6	(3.5)	61.7	54.0
Net income (loss)	44.1	(7.5)	19.3	7.7

Net income (loss) per share - basic	$1.01	$(0.17)	$0.44	$0.18
Net income (loss) per share - diluted	1.00	(0.17)	0.44	0.18

Period end membership	3,530,000	3,874,000	4,037,000	4,119,000

(1) During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges, $18.0 million of which primarily relates to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice. The remaining charges also include a charge for the full impairment of intangible assets associated with the purchase of our Arizona MA plan after we concluded during 2014 to exit the Arizona MA market in 2015, and charges resulting from the resolution of certain matters related to the purchase price of our 2013 acquisitions.
(2) In the three months ended December 31, 2014, we recognized $4.6 million in net out of period adjustments that decreased income (loss) before income taxes, mainly related to reductions in Medicaid revenues associated with rate changes that occurred in previous quarters in 2014. We have

Index to Consolidated Financial Statements and Schedules

evaluated the effects of these adjustments, both quantitatively and qualitatively, and concluded that they are not material to any prior quarterly or annual period impacted.
(3) The estimated fair value of the net tangible and intangible assets that we acquired in connection with the Windsor acquisition has exceeded the total consideration paid, and payable, to the seller. We recognized the excess fair value as a bargain purchase gain, in accordance with accounting rules related to business combinations, after consideration of all relevant factors, which resulted in gains of approximately $28.3 million and $11.1 million in the first and second quarters of 2014, and charges of $7.8 million and $2.1 million in the third and fourth quarters of 2014.

	For the Three Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$2,256.6	$2,332.1	$2,500.4	$2,438.8
Gross margin	265.0	311.5	350.9	323.1
Income from operations	22.9	77.2	106.8	74.2
Income before income taxes	22.9	77.2	106.8	71.4
Net income	21.5	46.9	64.0	42.9

Net income per share - basic	$0.50	$1.08	$1.47	$0.98
Net income per share - diluted	0.49	1.07	1.45	0.97

Period end membership	2,703,000	2,842,000	2,824,000	2,846,000

The sum of the quarterly amounts may not equal the amount reported for the full year due to rounding. Additionally, per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Investment and other income	$0.9	$0.2	$0.1
Total revenues	0.9	0.2	0.1
Expenses:
Selling, general and administrative	18.1	15.2	17.4
Interest expense	39.3	11.8	4.0
Total expenses	57.4	27.0	21.4
Loss from operations	(56.5)	(26.8)	(21.3)
Loss on extinguishment of debt	—	(2.8)	—
Loss before income taxes	(56.5)	(29.6)	(21.3)
Income tax benefit	17.5	8.9	5.7
Loss before equity in subsidiaries	(39.0)	(20.7)	(15.6)
Equity in earnings of subsidiaries	102.7	196.0	200.3
Net income	63.7	175.3	184.7
Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.5	(0.8)	1.5
Income tax expense related to other comprehensive income	(0.2)	(0.3)	0.6
Other comprehensive income (loss), net of tax	0.7	(0.5)	0.9
Comprehensive income	$64.4	$174.8	$185.6

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1.4	$271.3
Investments	36.9	2.3
Taxes receivable	3.6	2.6
Affiliate receivables and other current assets	876.6	364.7
Total current assets	918.5	640.9
Deferred tax asset	11.6	7.9
Investment in subsidiaries	1,568.4	1,465.1
Deposits and other assets	8.8	10.1
Total Assets	$2,507.3	$2,124.0

Liabilities and Stockholders' Equity
Current liabilities	$5.1	$6.1
Long-term debt	900.0	600.0
Other liabilities	6.3	—
Total liabilities	911.4	606.1

Commitments and contingencies (see Note 13)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 43,914,106 and 43,766,645 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	0.4	0.4
Paid-in capital	503.0	489.4
Retained earnings	1,093.1	1,029.4
Accumulated other comprehensive loss	(0.6)	(1.3)
Total stockholders' equity	1,595.9	1,517.9
Total Liabilities and Stockholders' Equity	$2,507.3	$2,124.0

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$83.4	$204.9	$(23.3)

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	(33.9)	—	0.9
Payments to subsidiaries, net	(616.0)	(398.5)	(41.1)
Net cash used in investing activities	(649.9)	(398.5)	(40.2)

Cash provided by (used in) financing activities:
Proceeds from debt, net of financing costs paid	298.6	816.4	(0.6)
Proceeds from exercises of stock options	0.5	10.3	9.4
Incremental tax benefit from equity-based compensation	0.6	3.6	3.8
Repurchase and retirement of shares to satisfy tax withholding requirements	(3.1)	(4.1)	(6.5)
Payments on debt	—	(365.0)	(11.3)
Net cash provided by (used in) financing activities	296.6	461.2	(5.2)

Cash and cash equivalents:
(Decrease) increase during year	(269.9)	267.6	(68.7)
Balance at beginning of year	271.3	3.7	72.4
Balance at end of year	$1.4	$271.3	$3.7

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write Offs	Balance at End of Period
Year Ended December 31, 2014
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$15.8	$15.2	$9.9	$21.1
Receivables for non-member claims paid	—	—	—	—
Medical advances	1.4	—	—	1.4
Total	$17.2	$15.2	$9.9	$22.5
Year Ended December 31, 2013
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$14.8	$10.7	$9.7	$15.8
Receivables for non-member claims paid	—	—	—	—
Medical advances	1.5	(0.1)	—	1.4
Total	$16.3	$10.6	$9.7	$17.2
Year Ended December 31, 2012
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$10.4	$14.8	$10.4	$14.8
Receivables for non-member claims paid	4.0	1.6	5.6	—
Medical advances	1.3	0.2	—	1.5
Total	$15.7	$16.6	$16.0	$16.3

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
	a. First Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
	b. Second Amendment to Amended and Restated Certificate of Incorporation	8-K	May 28, 2014	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
	a. First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13

MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION

2013 Incentive Compensation Plan and Forms Adopted Thereunder
10.2	Registrant’s 2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.3	Forms of Agreement under Registrant’s 2013 Incentive Compensation Plan
	a. Form of Performance Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.1
	b. Form of Performance Stock Unit Award Agreement*	8-K	May 22, 2013	10.2
	c. Form of Performance Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.3
	d. Form of Performance Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.4
	e. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 2, 2014) *	8-K	September 4, 2014	10.1
	f. Form of Market Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.5
	g. Form of Market Stock Unit Award Agreement*	8-K	May 22, 2013	10.6
	h. Form of Market Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.7
	i. Form of Market Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.8
	j. Form of Restricted Stock Unit Award Notice and Agreement (employee version)*	8-K	May 22, 2013	10.9
	k. Form of Restricted Stock Unit Award Agreement (employee version)*	8-K	May 22, 2013	10.10

	l. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.11
	m. Form of Restricted Stock Unit Award Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.12
	n. Form of Restricted Stock Unit Award Notice and Agreement (director version)*	8-K	May 22, 2013	10.13
	o. Form of Restricted Stock Unit Award Agreement (director version)*	8-K	May 22, 2013	10.14
	p. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.15
	q. Form of Restricted Stock Unit Award Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.16

2004 Equity Incentive Plan and Forms Adopted Thereunder
10.4	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.5	Forms of Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted in 2004 (Non-Qualified)*	10-Q	August 13, 2004	10.5
	b. Adopted in 2004 (Incentive)*	10-Q	August 13, 2004	10.6
	c. Adopted May 28, 2009 (Non-Qualified)*	8-K	June 3, 2009	10.4
	d. Adopted December 17, 2010*	8-K	December 20, 2010	10.6
10.6	Forms of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.1
	b. Adopted May 28, 2009 (director version)*	8-K	June 3, 2009	10.2
10.7	Forms of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.3
	b. Adopted March 31, 2010 (associate version)*	8-K	April 5, 2010	10.4
	c. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.5
	d. Adopted December 17, 2010 (associate version)*	8-K	December 20, 2010	10.2
	e. Adopted December 17, 2010 (with deferral feature; associate version)*	8-K	December 20, 2010	10.3
	f. Adopted February 13, 2012 (form of notice; associate version)*	8-K	February 17, 2012	10.9
	g. Adopted February 13, 2012 (form of agreement; associate version)*	8-K	February 17, 2012	10.10
	h. Adopted February 13, 2012 (with deferral feature; form of notice; associate version)*	8-K	February 17, 2012	10.11
	i. Adopted February 13, 2012 (with deferral feature; form of agreement; associate version)*	8-K	February 17, 2012	10.12
	j. Adopted February 13, 2012 (form of notice; director version)*	8-K	February 17, 2012	10.13
	k. Adopted February 13, 2012 (form of agreement; director version)*	8-K	February 17, 2012	10.14
	l. Adopted February 13, 2012 (with deferral feature; form of notice; director version)*	8-K	February 17, 2012	10.15
	m. Adopted February 13, 2012 (with deferral feature; form of agreement; director version)*	8-K	February 17, 2012	10.16
10.8	Forms of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted March 31, 2010*	8-K	April 5, 2010	10.3
	b. Adopted December 17, 2010*	8-K	December 20, 2010	10.4

	c. Adopted December 17, 2010 (with deferral feature)*	8-K	December 20, 2010	10.5
	d. Amendment adopted March 24, 2011 (amending agreements on forms adopted March 31, 2010 and December 17, 2010)*	8-K	March 28, 2011	10.4
	e. Adopted March 24, 2011*	8-K	March 28, 2011	10.1
	f. Adopted March 24, 2011 (with deferral feature)*	8-K	March 28, 2011	10.2
	g. Adopted February 13, 2012 (notice)*	8-K	February 17, 2012	10.1
	h. Adopted February 13, 2012 (agreement)*	8-K	February 17, 2012	10.2
	i. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.3
	j. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.4
	k. Adopted March 18, 2013 (form of notice)*	8-K	March 22, 2013	10.1
	l. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.3
10.9	Forms of Market Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (form of notice)*	8-K	February 17, 2012	10.5
	b. Adopted February 13, 2012 (form of agreement)*	8-K	February 17, 2012	10.6
	c. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.7
	d. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.8
	e. Adopted March 18, 2013 (form of notice)*	8-K	March 22, 2013	10.5
	f. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.7
10.10	Forms of Deferred Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.6

Other Compensation and Indemnification Plans and Forms of Agreement
10.11	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.12	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.13	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.14	Form of Non-Plan Time Vesting Option Agreement*	10-K	February 14, 2006	10.20
10.15	WellCare Holdings, LLC 2002 Employee Option Plan*	S-1	February 13, 2004	10.16
10.16	Form of Time Vesting Option Agreement under 2002 Employee Option Plan*	S-1	February 13, 2004	10.17
10.17	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
	a. Form of Award Agreement (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.18	Amended and Restated Annual Cash Bonus Plan (adopted May 4, 2013)*	10-Q	August 7, 2013	10.18
10.19	WellCare Health Plans, Inc. Executive Severance Plan (as amended and restated December 12, 2013)*	8-K	January 27, 2014	10.2
	a. Amended and restated as of December 12, 2013 (with non-substantive revisions)*	8-K	November 5, 2014	10.2
10.20	Non-Employee Director Compensation Policy as amended and effective December 13, 2013*	10-K	February 13, 2014	10.21
	a. Amended and restated (effective commencing February 27, 2014)*	10-Q	May 9, 2014	10.4

	b. Amended and restated (effective commencing April 1, 2014)*	10-Q	August 6, 2014	10.1
	c. Amended and restated (effective commencing December 12, 2014)* †
10.21	Forms of Indemnification Agreement
	a. Adopted May 16, 2003*	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009*	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010*	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.22	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.23	Form of Non-Qualified Stock Option Agreement between the Registrant and Thomas L. Tran*	8-K	July 17, 2008	10.4
10.24	Notice of Termination of Employment / Letter of Agreement between the Registrant and Thomas L. Tran dated February 20, 2014*	8-K	February 21, 2014	10.1
10.25	Summary of Employment Terms for David J. Gallitano*	8-K	November 1, 2013	10.1
10.26	Offer Letter, by and between Comprehensive Health Management, Inc. and Kenneth Burdick, dated January 7, 2014*	8-K	January 27, 2014	10.1
10.27	Offer Letter by and between Comprehensive Health Management, Inc. and Andrew Asher, dated August 12, 2014*	8-K	November 5, 2014	10.1

MATERIAL AGREEMENTS RELATING TO LITIGATION AND INVESTIGATIONS
10.28	Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-K	February 16, 2011	10.44
10.29	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Sean Hellein, Clark J. Bolton, Eugene Gonzalez, and SF United Partners	10-Q	May 2, 2012	10.20
	a. Settlement Agreement with the State of Connecticut	10-Q	August 3, 2011	10.3
	b. Settlement Agreement with the State of Florida	10-Q	August 3, 2011	10.4
	c. Settlement Agreement with the State of Georgia	10-Q	August 3, 2011	10.5
	d. Settlement Agreement with the State of Hawaii	10-Q	August 3, 2011	10.6
	e. Settlement Agreement with the State of Illinois	10-Q	August 3, 2011	10.7
	f. Settlement Agreement with the State of Indiana	10-Q	August 3, 2011	10.8
	g. Settlement Agreement with the State of Missouri	10-Q	August 3, 2011	10.9
	h. Settlement Agreement with the State of New York	10-Q	August 3, 2011	10.10
	i. Settlement Agreement with the State of Ohio	10-Q	August 3, 2011	10.11
10.30	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1

MATERIAL OPERATIONAL AGREEMENTS
10.31	Credit Agreement, dated November 14, 2013, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank and Goldman Sachs Bank USA as co-syndication agents and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Goldman Sachs Bank USA as joint bookrunners and joint lead arrangers	8-K	November 18, 2013	10.1
	a. Amended and Restated Credit Agreement, dated September 25, 2014, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A. and U.S. Bank National Association as co-documentation agents	8-K	September 25, 2014	10.7
10.32	Contract No. FP020 by and between AHCA and Staywell (Florida MMA 2014-2018)	10-Q	May 9, 2014	10.10
	a. Minor Modification No. 1	10-Q	August 6, 2014	10.5
	b. Amendment No. 1	10-Q	August 6, 2014	10.6
	c. Amendment No. 2	10-Q	August 6, 2014	10.7
	d. Amendment No. 3	8-K	October 9, 2014	10.1
	e. Amendment No. 4	10-Q	November 5, 2014	10.9
	f. Minor Modification No. 2 †
	g. Minor Modification No. 3 †
10.33	Contract No. FA972 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.2
	a. Minor Modification No. 1	10-K	February 13, 2013	10.36.a
	b. Amendment No. 1	8-K	February 4, 2013	10.4
	c. Amendment No. 2	10-Q	May 3, 2013	10.4
	d. Amendment No. 3	10-Q	November 1, 2013	10.7
	e. Amendment No. 4	10-K	February 13, 2014	10.34.e
	f. Amendment No. 5	8-K	January 15, 2014	10.2
	g. Amendment No. 6	8-K	April 3, 2014	10.2
	h. Minor Modification No. 2	10-Q	August 6, 2014	10.4
	i. Amendment No. 7	8-K	January 26, 2015	10.2
10.34	Contract No. FA971 by and between the State of Florida, Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a d/b/a Staywell Health Plan of Florida (Medicaid Non-Reform 2012-2015)	8-K	September 24, 2012	10.1
	a. Amendment No. 1	10-K	February 13, 2013	10.38.a
	b. Amendment No. 2	8-K	February 4, 2013	10.3
	c. Amendment No. 3	10-Q	May 3, 2013	10.2
	d. Amendment No. 4	10-Q	November 1, 2013	10.5
	e. Amendment No. 5	10-Q	November 1, 2013	10.6
	f. Amendment No. 6	10-K	February 13, 2014	10.35.f
	g. Amendment No. 7	8-K	January 15, 2014	10.1
	h. Amendment No. 8	8-K	April 3, 2014	10.1
	i. Minor Modification No. 1	10-Q	August 6, 2014	10.3
	j. Amendment No. 9	8-K	January 26, 2015	10.1

10.35	Amendment No. 12 to Contract 0654 (Amended and Restated Contract 0654) by and between the Georgia Department of Community Health and WellCare of Georgia**†
	a. Amendment No. 13**	8-K	January 5, 2012	10.2
	b. Amendment No. 14	10-Q	October 31, 2012	10.12
	c. Amendment No. 15**	8-K	March 27, 2013	10.4
	d. Amendment No. 16	8-K	April 14, 2014	10.2
	e. Amendment No. 17**	8-K	January 6, 2014	10.1
	f. Amendment No. 18**	8-K	January 21, 2014	10.1
10.36	Letter Agreement dated March 3, 2014 from the Georgia Department of Community Health to WellCare of Georgia, Inc.	8-K	March 6, 2014	10.1
10.37	Medicaid Managed Care Contract dated July 6, 2011, between WellCare Health Insurance Company of Kentucky, Inc. (f/k/a WellCare Health Insurance of Illinois, Inc., d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet	10-K	February 13, 2013	10.40
	a. Amendment No. 1	10-Q	May 3, 2013	10.5
	b. Amended and Restated Contract	10-K	February 14, 2014	10.37.b
	c. Amendment No. 1 to Amended and Restated Contract	8-K	January 9, 2014	10.1
	d. Amendment No. 2 to Amended and Restated Contract	8-K	September 15, 2014	10.1
10.38	Contract S5967 between the Centers for Medicare & Medicaid Services and WellCare Prescription Insurance, Inc.
	a. 2014 plan year contract	8-K	October 2, 2013	10.1
	b. 2015 plan year contract	8-K	September 15, 2014	10.2
10.39	Contract H1032 between the Centers for Medicare & Medicaid Services and WellCare of Florida, Inc.
	a. 2014 plan year contract	8-K	October 2, 2013	10.2
	b. 2015 plan year contract	8-K	September 15, 2014	10.3

21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934