Form 10-Q
period 2015-03-31
WELLCARE HEALTH PLANS, INC.
filed 2015-05-07
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 6, 2015, there were 44,042,025 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Premium	$3,466.0	$2,975.1
Investment and other income	3.9	10.6
Total revenues	3,469.9	2,985.7

Expenses:
Medical benefits	3,052.2	2,629.9
Selling, general and administrative	256.9	245.3
ACA industry fee	58.3	32.3
Medicaid premium taxes	20.0	17.1
Depreciation and amortization	16.8	14.6
Interest	11.3	9.2
Total expenses	3,415.5	2,948.4
Income from operations	54.4	37.3
Bargain purchase gain	—	28.3
Income before income taxes	54.4	65.6
Income tax expense	36.9	21.5
Net income	17.5	44.1

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.4	0.2
Income tax expense (benefit) related to other comprehensive income	0.1	(0.1)
Other comprehensive income, net of tax	0.3	0.3
Comprehensive income	$17.8	$44.4

Net income per common share:
Basic	$0.40	$1.01
Diluted	$0.39	$1.00

Weighted average common shares outstanding:
Basic	43,981,977	43,802,047
Diluted	44,304,006	44,123,791

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,172.9	$1,313.5
Investments	207.1	172.8
Premiums receivable, net	735.4	609.0
Pharmacy rebates receivable, net	408.1	358.9
Receivables from government partners	88.5	83.0
Funds receivable for the benefit of members	779.8	781.5
Deferred ACA industry fee	174.5	—
Income taxes receivable	0.3	—
Prepaid expenses and other current assets, net	116.2	170.5
Deferred income tax asset	27.9	37.1
Total current assets	3,710.7	3,526.3

Property, equipment and capitalized software, net	211.3	187.1
Goodwill	263.2	263.2
Other intangible assets, net	98.2	101.0
Long-term investments	215.5	257.3
Restricted investments	162.5	150.3
Other assets	9.2	9.8
Total Assets	$4,670.6	$4,495.0

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,454.6	$1,483.8
Unearned premiums	5.0	86.9
ACA industry fee liability	232.8	—
Accounts payable	27.7	18.9
Other accrued expenses and liabilities	331.2	294.7
Current portion of amount payable related to investigation resolution	—	35.2
Income taxes payable	—	1.9
Other payables to government partners	34.7	14.3
Total current liabilities	2,086.0	1,935.7

Deferred income tax liability	53.0	48.4
Long-term debt	900.0	900.0
Other liabilities	17.5	15.0
Total liabilities	3,056.5	2,899.1

Commitments and contingencies (see Note 11)	—	—

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	March 31, 2015	December 31, 2014
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,041,586 and 43,914,106 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	0.4	0.4
Paid-in capital	503.4	503.0
Retained earnings	1,110.6	1,093.1
Accumulated other comprehensive loss	(0.3)	(0.6)
Total Stockholders' Equity	1,614.1	1,595.9
Total Liabilities and Stockholders' Equity	$4,670.6	$4,495.0

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	178,840	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(59,380)	—	(5.2)	—	—	(5.2)
Equity-based compensation expense, net of forfeitures	—	—	4.1	—	—	4.1
Incremental tax benefit from equity-based compensation	—	—	1.2	—	—	1.2
Comprehensive income	—	—	—	17.5	0.3	17.8
Balance at March 31, 2015	44,041,586	$0.4	$503.4	$1,110.6	$(0.3)	$1,614.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2015	2014
Cash used in operating activities:
Net income	$17.5	$44.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.8	14.6
Equity-based compensation expense	4.1	1.2
Bargain purchase gain	—	(28.3)
Deferred ACA fee amortization	58.3	32.3
Incremental tax benefit from equity-based compensation	(1.2)	(0.2)
Deferred taxes, net	13.7	5.9
Provision for doubtful receivables	3.7	3.7
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(130.1)	(33.1)
Pharmacy rebates receivable, net	(49.2)	(34.6)
Prepaid expenses and other current assets, net	54.3	17.2
Medical benefits payable	(29.2)	51.1
Unearned premiums	(81.9)	(0.5)
Accounts payable and other accrued expenses	41.8	35.3
Other payables to government partners	14.9	(99.7)
Amount payable related to investigation resolution	(35.2)	(35.9)
Income taxes receivable/payable, net	(1.0)	12.3
Other, net	2.8	0.7
Net cash used in operating activities	(99.9)	(13.9)

Cash (used in) provided by investing activities:
Acquisitions, net of cash acquired	—	164.2
Purchases of investments	(20.4)	(90.6)
Proceeds from sale and maturities of investments	28.2	107.9
Purchases of restricted investments	(14.0)	(12.3)
Proceeds from maturities of restricted investments	1.9	6.3
Additions to property, equipment and capitalized software, net	(35.8)	(13.2)
Net cash (used in) provided by investing activities	(40.1)	162.3

Cash (used in) provided by financing activities:
Proceeds from exercises of stock options	0.3	0.2
Incremental tax benefit from equity-based compensation	1.2	0.2
Repurchase and retirement of shares to satisfy tax withholding requirements	(5.2)	(2.2)
Payments on capital leases	(0.1)	(0.4)
Funds receivable for the benefit of members, net	3.2	29.6
Net cash (used in) provided by financing activities	(0.6)	27.4

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Three Months Ended March 31,
	2015	2014
(Decrease) increase in cash and cash equivalents	(140.6)	175.8
Balance at beginning of period	1,313.5	1,482.5
Balance at end of period	$1,172.9	$1,658.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$20.7	$3.3
Cash paid for interest	$2.7	$0.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$2.4	$2.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), provides managed care services for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. As of March 31, 2015, we served approximately 3.8 million members. During the three months ended March 31, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of March 31, 2015, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2015. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Significant Accounting Policies

Medical Benefits and Medical Benefits Payable

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior year reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences.

Favorable prior year reserve development amounted to $12.1 million for the three months ended March 31, 2015, compared to $32.5 million of unfavorable prior year reserve development recognized for the three months ended March 31, 2014. Such amounts are net of the development relating to refunds associated with minimum medical loss ratio provisions. The favorable development recognized in the three months ended March 31, 2015 was due mainly to lower than projected medical costs, while the unfavorable development recognized in 2014 was primarily due to higher than expected medical services in our Medicare Health Plan segment and to a lesser extent, the Medicaid Health Plans segment, that was not discernible until the impact became clearer over time as claim payments were processed.

ACA Industry Fee

In 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") began imposing an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The ACA industry fee is not deductible for income tax purposes. For 2015, we accrued the initial estimated liability of $232.8 million as of January 1, 2015, with a corresponding deferred expense asset that is being amortized to expense on a straight line basis. We incurred approximately $58.3 million and $32.3 million of such amortization as ACA industry fee expense in the three months ended March 31, 2015 and 2014, respectively. The deferred expense asset amounted to $174.5 million at March 31, 2015 and is reported as 'Deferred ACA industry fee' on the condensed consolidated balance sheet. The 2015 final fee amount will be determined in August 2015 and our estimate is subject to change.

We have obtained amendments, written agreements and other documentation from our Medicaid customers to reimburse us for the impact of the industry fee on our Medicaid plans for 2015, including its non-deductibility for income tax purposes.
Consequently, we recognized $54.4 million of reimbursement for the ACA industry fee as premium revenue in the three months ended March 31, 2015, compared to $23.6 million recognized during the same period in 2014.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We will adopt this guidance effective January 1, 2016. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

2. ACQUISITIONS

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group. We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements. Windsor’s operations contributed premium revenue of $144.0 million and $167.6 million for the three months ended March 31, 2015 and 2014, respectively.

We completed certain aspects of the accounting for the Windsor acquisition during the fourth quarter of 2014, and based on the final purchase price allocation, we allocated $195.3 million of the purchase price to identified tangible net assets and $54.3 million of the purchase price to identified intangible assets. The weighted average amortization period for the intangible assets was 11.5 years.

Based on the final purchase price allocation, the fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller by $29.5 million, which was recognized as a bargain purchase gain for the year ended December 31, 2014. We recognized $28.3 million of the bargain purchase gain in the three months ended March 31, 2014.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP programs provide assistance to qualifying families who are not eligible for Medicaid because their incomes exceed the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended March 31,
	2015	2014
Kentucky	18%	17%
Florida	16%	10%
Georgia	12%	12%

Our primary Kentucky contract commenced in July 2011, has an initial three-year term and provides for four additional one-year option terms, exercisable upon mutual agreement of the parties, which potentially extends the total term until July 2018. The first option term, through June 30, 2015, has been exercised. In April 2015, the Kentucky Cabinet for Health and Family Services Department of Medicaid Services issued a request for proposal for its Medicaid program in Kentucky for services commencing on July 1, 2015. Responses are currently due on May 22, 2015, and we are currently in the process of preparing our response.

The Georgia Department of Community Health (the "Georgia DCH") exercised its option in June 2014 to extend the term of our Georgia Medicaid contract until June 30, 2015. There is one remaining one-year option term, exercisable by the Georgia DCH, which would potentially extend the contract term to June 30, 2016. In February 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. Responses are currently due on May 14, 2015, and we are currently in the process of preparing our response.

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") pursuant to which our Staywell health plan participates in eight out of the state's 11 regions under the Managed Medical Assistance Program ("MMA"), which was fully implemented as of August 2014. The contract expires on December 31, 2018. Our 2012-2015 Florida Medicaid contracts were terminated early in connection with the implementation of the new program.

Medicare Health Plans

Our Medicare Health Plans reportable segment includes the combined operations of both the MA and Medicare Supplement operating segments. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services ("CMS"). Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. We also offer Medicare Supplement policies in certain states.

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

	For the Three Months Ended March 31,
	2015	2014
Premium revenue:	(in millions)
Medicaid Health Plans	$2,203.1	$1,638.8
Medicare Health Plans	983.4	963.3
Medicare PDPs	279.5	373.0
Total premium revenue	3,466.0	2,975.1
Medical benefits expense:
Medicaid Health Plans	1,917.6	1,389.3
Medicare Health Plans	856.4	851.5
Medicare PDPs	278.2	389.1
Total medical benefits expense	3,052.2	2,629.9
ACA industry fee expense:
Medicaid Health Plans	34.8	18.9
Medicare Health Plans	17.7	10.7
Medicare PDPs	5.8	2.7
Total ACA industry fee expense	58.3	32.3
Gross margin
Medicaid Health Plans	250.7	230.6
Medicare Health Plans	109.3	101.1
Medicare PDPs	(4.5)	(18.8)
Total gross margin	355.5	312.9
Investment and other income	3.9	10.6
Other expenses	(305.0)	(286.2)
Income from operations	$54.4	$37.3

4. NET INCOME PER COMMON SHARE

We compute basic net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted net income per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock units ("RSUs"), market stock units ("MSUs") and performance stock units ("PSUs") using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2015	2014

Weighted-average common shares outstanding — basic	43,981,977	43,802,047
Dilutive effect of:
Unvested RSUs, MSUs and PSUs	319,662	308,133
Stock options	2,367	13,611
Weighted-average common shares outstanding — diluted	44,304,006	44,123,791
Anti-dilutive stock options, RSUs, MSUs and PSUs excluded from computation	3,520	72,457

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Corporate debt and other securities	159.2	0.4	(0.2)	159.4
Money market funds	41.4	—	—	41.4
Municipal securities	87.6	0.5	(0.1)	88.0
Variable rate bond fund	85.1	0.1	(0.2)	85.0
U.S. government securities	16.5	0.1	(0.1)	16.5
	$423.9	$1.1	$(2.4)	$422.6
December 31, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.3	—	—	0.3
Corporate debt and other securities	162.2	0.1	(0.4)	161.9
Money market funds	41.4	—	—	41.4
Municipal securities	86.9	0.5	(0.1)	87.3
Variable rate bond fund	85.1	0.2	(0.1)	85.2
U.S. government securities	21.7	0.1	(0.1)	21.7
	$431.7	$0.9	$(2.5)	$430.1

Realized gains and losses on sales and redemptions of investments were not material for the three months ended March 31, 2015 and 2014.

Contractual maturities of available-for-sale investments at March 31, 2015 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$32.3	$—	$—	$—	$32.3
Corporate debt and other securities	159.4	60.9	97.7	0.3	0.5
Money market funds	41.4	41.4	—	—	—
Municipal securities	88.0	18.6	56.8	11.1	1.5
Variable rate bond fund	85.0	85.0	—	—	—
U.S. government securities	16.5	1.2	15.3	—	—
	$422.6	$207.1	$169.8	$11.4	$34.3

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $32.3 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2015. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.5 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of March 31, 2015.

There were no redemptions or sales of our auction rate securities during the three months ended March 31, 2015 and 2014, and accordingly, gains and losses associated with our auction rate securities were not material during any of those periods.

6. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Cash	$64.1	$—	$—	$64.1
Certificates of deposit	1.1	—	—	1.1
Money market funds	65.8	—	—	65.8
U.S. government securities	31.4	0.1	—	31.5
	$162.4	$0.1	$—	$162.5
December 31, 2014
Cash	$53.3	$—	$—	$53.3
Certificates of deposit	1.0	—	—	1.0
Money market funds	65.9	—	—	65.9
U.S. government securities	30.1	0.1	(0.1)	30.1
	$150.3	$0.1	$(0.1)	$150.3

Realized gains and losses on restricted investments were immaterial for the three months ended March 31, 2015 and 2014.

7. EQUITY-BASED COMPENSATION

Compensation expense related to our equity-based compensation awards was $4.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $22.5 million of unrecognized compensation cost related to non-vested equity-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $91.46 as of March 31, 2015 and amounted to approximately $10.7 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the three months ended March 31, 2015 is presented in the table below.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	8,020	$38.92
Granted	—	—
Exercised	(8,020)	38.92
Forfeited and expired	—	—
Outstanding as of March 31, 2015	—	$—

A summary of RSU, PSU and MSU award activity for the three months ended March 31, 2015 is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2015	406,903	395,075	113,663	915,641
Granted	3,520	—	9,361	12,881
Vested	(128,145)	(18,548)	(32,494)	(179,187)
Forfeited and expired	(11,378)	(75,253)	(7,022)	(93,653)
Outstanding as of March 31, 2015	270,900	301,274	83,508	655,682

The weighted-average grant-date fair value of all equity awards granted during the three months ended March 31, 2015 was $77.79.

8. DEBT

As of March 31, 2015, our outstanding debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement") and $600.0 million 5.75% unsecured senior notes due 2020 (the "Senior Notes"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The interest rate on the Term Loan was 2.25% as of March 31, 2015.

The Credit Agreement contains negative and financial covenants that limit certain activities of the Company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) 105% of our required level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture under which the Senior Notes were issued contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

As of March 31, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$22.5	$—	$22.5	$—
Auction rate securities	32.3	—	—	32.3
Corporate debt securities	136.9	—	136.9	—
Money market funds	41.4	41.4	—	—
Municipal securities	88.0	—	88.0	—
U.S. government and agency obligations	16.5	11.9	4.6	—
Variable rate bond fund	85.0	85.0	—	—
Total investments	$422.6	$138.3	$252.0	$32.3
Restricted investments:
Cash	64.1	64.1	—	—
Certificates of deposit	1.1	—	1.1	—
Money market funds	65.8	65.8	—	—
U.S. government and agency obligations	31.5	31.5	—	—
Total restricted investments	$162.5	$161.4	$1.1	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.3	$—	$23.3	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.3	—	0.3	—
Corporate debt securities	138.6	—	138.6	—
Money market funds	41.4	41.4	—	—
Municipal securities	87.3	—	87.3	—
U.S. government securities	21.7	16.8	4.9	—
Variable rate bond fund	85.2	85.2	—	—
Total investments	$430.1	$143.4	$254.4	$32.3
Restricted investments:
Cash	$53.3	$53.3	$—	$—
Certificates of deposit	1.0	—	1.0	—
Money market funds	65.9	65.9	—	—
U.S. government securities	30.1	30.1	—	—
Total restricted investments	$150.3	$149.3	$1.0	$—

Amounts accrued related to investigation resolution	$35.2	$—	$35.2	$—

The following table presents the carrying value and fair value of our Senior Notes and Term Loan as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Long term debt	$900.0	$900.0
Approximate fair value of our long-term debt	923.2	908.7

The fair value of our Senior Notes was determined based on quoted market prices and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan was determined based on a discounted cash flow analysis, and therefore would be classified within Level 2 of the fair value hierarchy.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2015.

Balance as of January 1, 2015	$32.3
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	—
Purchases, sales and redemptions	—
Net transfers in or (out) of Level 3	—
Balance as of March 31, 2015	$32.3

10. INCOME TAXES

Our effective income tax rate for the three months ended March 31, 2015 was 67.8% compared to 32.8% for the same period in 2014. The higher 2015 effective rate reflects the impact of higher non-deductible ACA industry fees compared to 2014. Additionally, the 2014 rate reflects a favorable impact from the Windsor bargain purchase gain.

In September 2014, the Internal Revenue Service ("IRS") issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $1.3 million for such compensation during the three months ended March 31, 2015. However, we are not able to conclude at this time that our tax position is more likely than not to be sustained upon IRS review. Therefore, we have recognized a cumulative liability for unrecognized tax benefits amounting to $11.7 million at March 31, 2015, which includes $10.4 million of previously recorded tax expense from prior periods which we reversed in 2014. The unrecognized tax benefit, if recognized, would reduce the effective tax rate.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months, plus interest accrued at 3.125%. The final payment of $35.4 million, which included accrued interest, was remitted to the Civil Division in March 2015. As of March 31, 2015, no amounts remain outstanding related to this obligation.

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

Corporate Integrity Agreement

We operate under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement has a term of five years from its effective date of April 26, 2011 and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for associates, requirements related to reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs. If we do not comply with the terms of the Corporate Integrity Agreement, we may be subject to penalties or exclusion from participation in federal health care programs.

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this note. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or a witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, associate, agent or fiduciary of the Company or any of our subsidiaries and all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee of expenses advanced if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

We amended and restated our indemnification agreements in May 2009. The revised agreements apply to our officers and directors with respect to events occurring after that time. Pursuant to the 2009 indemnification agreements, we will indemnify the indemnitee against all expenses, including attorney's fees, judgments, penalties, fines, settlement amounts and any taxes imposed as a result of payments made under the indemnification agreement incurred in connection with any proceedings that relate to the indemnitee's status as a director, officer or associate of the Company or any of our subsidiaries or any other enterprise that the indemnitee was serving at our request. We will also indemnify for expenses incurred by an indemnitee if the indemnitee, by reason of his or her corporate status, is a witness in any proceeding. Further, we are required to indemnify for expenses incurred by an indemnitee in defense of a proceeding to the extent the indemnitee has been successful on the merits or otherwise. Finally, if the indemnitee is involved in certain proceedings as a result of the indemnitee's corporate status, we are required to advance the indemnitee's reasonable expenses incurred in connection with such proceeding, subject to the requirement that the indemnitee repay the expenses if it is ultimately determined that the indemnitee is not entitled to be indemnified. We are not obligated to indemnify an indemnitee for losses incurred in connection with any proceeding if a determination has not been made by the Board of Directors, a committee of disinterested directors or independent legal counsel in the specific case that the indemnitee has satisfied any standards of conduct required as a condition to indemnification under Section 145 of the Delaware General Corporation Law.

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government has filed notices of cross appeal on three of the four individuals, which the government subsequently voluntarily dismissed. The fifth individual is expected to be tried after the appeals have been decided.

We have also previously advanced legal fees and related expenses to these five individuals regarding: disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these executives; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission, are currently stayed.

In connection with these matters, we have advanced, to the five individuals, cumulative legal fees and related expenses of approximately $192.6 million from the inception of the investigations to March 31, 2015. We incurred $6.7 million and $7.8 million of these legal fees and related expenses during the quarters ended March 31, 2015 and 2014, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2015 (“2015 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2015 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of WellCare’s forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from WellCare’s forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives, ability to control our medical costs, including through our vendors, and other operating expenses may affect our premium revenue, medical expenses, profitability, cash flows and liquidity. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods generally cannot be recovered through higher premiums. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, individuals, children, and the aged, blind and disabled, as well as prescription drug plans. As of March 31, 2015, we served approximately 3.8 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers and government clients, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2015. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results in more detail.

▪
Membership at March 31, 2015 increased by 292,000, or 8%, compared to March 31, 2014, mainly driven by organic membership growth in our Medicaid Health Plans segment, primarily in our Florida and Kentucky plans, as well as the impact of our July 2014 acquisition in New Jersey, partially offset by a decline in Medicare PDP segment membership due to the outcome of our 2015 bids.

▪
Premiums increased 17% for the three months ended March 31, 2015 compared to the same period in 2014, mainly reflecting the impact of membership growth in our Medicaid Health Plans segment, primarily in Florida, Kentucky, and New Jersey, increased ACA industry fee reimbursement from our Medicaid state customers and the favorable impact of pricing actions taken in our 2015 MA bids, partially offset by lower membership in our Medicare PDPs segment.

▪
Net Income for the three months ended March 31, 2015 decreased $26.6 million compared to the same period in 2014, mainly attributable to the $28.3 million bargain purchase gain recognized in 2014 for the Windsor acquisition and the increase in ACA industry fee expense. These decreases were partially offset by stronger performance in the Company's

Medicare Health Plans and Medicare PDPs segments and lower administrative expenses as a percentage of total revenues.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have impacted, or are expected to impact, our 2015 results:

•
In April 2015, the Kentucky Cabinet for Health and Family Services Department of Medicaid Services issued a request for proposals to continue serving Medicaid members in Kentucky for services commencing on July 1, 2015. Responses are currently due on May 22, 2015. Additionally, in February 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. Responses to the request for proposals for Georgia are currently due on May 14, 2015. We intend to respond to both requests by the appropriate due date.

•
In March 2015, our Missouri Care, Incorporated ("Missouri Care") health plan was selected to continue serving Medicaid recipients participating in the MO HealthNet Managed Care program. The new contract begins July 1, 2015 and is for one year with two renewal options. As of March 31, 2015, Missouri Care serves approximately 106,000 MO HealthNet Managed Care Medicaid members across 53 counties and the city of St. Louis.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $54.4 million of reimbursement for the ACA industry fee as premium revenue in the three months ended March 31, 2015. The increase in reimbursement compared to the $23.6 million recognized in the same period in 2014 is due to the increase in the underlying ACA industry fee expense.

•
Medicare Health Plans segment membership as of March 31, 2015, was 382,000, an 8% decrease from 417,000 as of December 31, 2014. The approximate decrease of 35,000 members was driven by actions taken in conjunction with our 2015 bids. In addition, county withdrawals and bid actions in California designed to improve the performance of that market resulted in a 27,000 member decrease in California. The Company also exited the Missouri, Ohio, and Arizona Medicare Advantage ("MA") markets, which represented 8,000 members as of December 31, 2014. For 2015, WellCare offers Medicare Advantage plans in 376 counties across 15 states.

•
Medicare PDPs segment membership as of March 31, 2015 was 1,089,000, a decrease of approximately 303,000, or 22%, from 1,392,000 as of December 31, 2014. The decline in membership in 2015 is primarily based on the outcome of our 2015 PDP bids, in which our plans were below the benchmarks in 13 of the 33 Centers for Medicare & Medicaid Services ("CMS") regions for which we submitted bids and in the de minimis range in nine regions. In 2015, those PDP members who were auto assigned to us in regions where our plans are not below or within the de minimis range were assigned to other plans as of January 1, 2015.

•
In March 2015, we entered into an agreement to divest Sterling Life Insurance Company, our Medicare supplement business that we acquired as part of the Windsor Health Group transaction in January 2014. The transaction is expected to close within 90 days from the filing of this 2015 Form 10-Q. The transaction is not expected to have a material impact to our results of operations in 2015.

Political and Regulatory Developments

Political Developments Impacting our Business

Medicaid Health Plans

As discussed in Key Developments and Accomplishments, we are currently in the process of responding to requests for proposals for both the Kentucky and Georgia Medicaid programs. We intend to respond to both requests by the appropriate due date.

Medicare Health Plans

On April 16, 2015, the President signed the Medicare Access and CHIP Reauthorization Act. This Act reauthorized the special needs programs through December 31, 2018, and preserved and extended the Children’s Health Insurance Program (“CHIP”) funding through fiscal year 2017. The Act also replaced the sustainable growth rate formula, by eliminating the rate cuts to the provider fee schedule that would have occurred in connection with the sustainable growth rate formula, and gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules would also adjust rates based on quality performance.

On April 6, 2015, CMS' final call letter stated that after the 2016 Star Ratings are released in late 2015, contracts with less than three stars in three consecutive years may receive non- renewal notices from CMS in February 2016 with an effective date of December 31, 2016. CMS has committed to conducting additional research into what is driving the differential performance of plans with a higher percentage of dual eligible or low income subsidy members on a subset of measures in the Star Ratings.

CMS’ final call letter also revised the proposed 2016 rates, which we estimate will result in a rate decrease of approximately 1% compared with our 2015 rates.

PDP

In the final call letter, CMS increased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit for the 2016 plan year. We are still evaluating the effect these changes will have on our 2016 PDP operations.

Health Insurance Exchanges

Effective January 1, 2015, we began offering individual health plans in New York and Kentucky through state-based exchanges. Membership in these programs is not material.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2015 compared to the same period in 2014. These historical results are not necessarily indicative of results to be expected for any future period.

	For the Three Months Ended March 31,		Change
	2015	2014	Percentage
Revenues:	(Dollars in millions)
Premium	$3,466.0	$2,975.1	16.5%
Investment and other income	3.9	10.6	(63.2)%
Total revenues	3,469.9	2,985.7	16.2%

Expenses:
Medical benefits	3,052.2	2,629.9	16.1%
Selling, general and administrative	256.9	245.3	4.7%
ACA industry fee	58.3	32.3	80.5%
Medicaid premium taxes	20.0	17.1	17.0%
Depreciation and amortization	16.8	14.6	15.1%
Interest	11.3	9.2	22.8%
Total expenses	3,415.5	2,948.4	15.8%
Income from operations	54.4	37.3	45.8%
Bargain purchase gain	—	28.3	NMF
Income before income taxes	54.4	65.6	(17.1)%
Income tax expense	36.9	21.5	71.6%
Net income	$17.5	$44.1	(60.3)%
Effective tax rate	67.8%	32.8%	35.0%

NMF - Not meaningful

Membership

	March 31, 2015		March 31, 2014
Segment	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,351,000	61.5%	1,869,000	53.0%
Medicare Health Plans	382,000	10.0%	390,000	11.0%
Medicare PDPs	1,089,000	28.5%	1,271,000	36.0%
Total	3,822,000	100.0%	3,530,000	100.0%

As of March 31, 2015, we served approximately 3,822,000 members, an increase of approximately 292,000 members, or 8%, compared to March 31, 2014. Membership discussion by segment follows:

•
Medicaid Health Plans. Medicaid Health Plans segment membership increased by 482,000, or 26% year over year, to 2.4 million members as of March 31, 2015. The increase resulted mainly from organic growth in the Florida and Kentucky programs, as well as the impact of our July 2014 acquisition in New Jersey. Florida membership increased mainly due to our participation in the MMA program, which was fully implemented as of August 2014, while Kentucky membership increased mainly due to increased participation in the ACA Medicaid expansion program.

•
Medicare Health Plans. Segment membership as of March 31, 2015 decreased by 8,000 year-over-year, or 2%, to 382,000 members. The decline reflects a reduction in the Company’s California membership due to bid actions and county withdrawals in 2015 to improve operating performance in that market, as well as our exit from the Arizona, Missouri and Ohio MA markets, partially offset by organic membership growth in Florida.

•
Medicare PDPs. Membership as of March 31, 2015 decreased 182,000 year over year, or 14%, to 1.1 million members. The decrease was primarily due to the outcome of the 2015 bids, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions. In 2015, those PDP members who were auto assigned to us in regions where our plans are not below or within the de minimis range were assigned to other plans effective January 1, 2015.

Net Income

For the three months ended March 31, 2015, net income decreased $26.6 million compared to the same period in 2014, which is mainly attributable to the $28.3 million bargain purchase gain recognized in 2014 for the Windsor acquisition and the increase in ACA industry fee expense. These decreases were partially offset by stronger performance in the Company's Medicare Health Plans and Medicare PDPs segments and lower administrative expenses as a percentage of total revenues.

Premium Revenue

Premium revenue increased by approximately $490.9 million for the three months ended March 31, 2015, or 17%, compared to the same period in 2014. The increase mainly reflects the impact of membership growth in our Medicaid Health Plans segment, primarily in Florida, Georgia, Kentucky and New Jersey; increased ACA industry fee reimbursement from our Medicaid state customers and the favorable impact of pricing actions taken in our 2015 MA bids, partially offset by lower membership in our Medicare PDPs segment.

Outlook

We currently expect our consolidated premium revenue, not including premium taxes or Medicaid state ACA industry fee reimbursement, in 2015 to be between a range of approximately $13.5 and $13.8 billion.

Investment and Other Income

Investment and other income decreased by approximately $6.7 million for the three months ended March 31, 2015, or 63%, compared to the same period in 2014. The decrease is due mainly to the outsourcing of our pharmacy mail order operations and a reduction in member copayments.

Medical Benefits Expense

Medical benefits expense increased 16% for the three months ended March 31, 2015 due primarily to increased membership and mix of membership, partially offset by the favorable impact of actions taken relating to our 2015 MA and PDP bids.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the condensed consolidated Financial Statements for additional discussion of investigation-related litigation and other resolution costs. We believe it is appropriate to evaluate SG&A expense exclusive of these costs because we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended March 31,
	2015	2014
SG&A expense	$256.9	$245.3
Adjustments:
Investigation-related costs	(8.1)	(9.6)
SG&A expense, excluding investigation-related costs	$248.8	$235.7
SG&A ratio (1)	7.5%	8.2%
Adjusted SG&A ratio (2)	7.3%	8.0%

(1) SG&A expense, as a percentage of total premium revenue.
(2) SG&A expense, excluding investigation-related costs, as a percentage of total premium revenue, excluding premium taxes and Medicaid state ACA industry fee reimbursements

Excluding total investigation-related costs, our SG&A expense for the three months ended March 31, 2015 increased approximately $13.1 million, or 6%, compared to the same period in 2014. SG&A expense increased mainly due to the growth in membership and investments in operational infrastructure. Our SG&A ratio was 7.5% for the three months ended March 31, 2015 compared to 8.2% for the same period in 2014. Our adjusted SG&A ratio, which is adjusted for premium taxes, Medicaid state ACA industry fee reimbursements and investigation-related litigation and other resolution costs, for the three months ended March 31, 2015 was 7.3% compared to 8.0% for the same period in 2014. The decrease in the 2015 ratio compared to 2014 resulted primarily from improved operating leverage associated with revenue growth.

Outlook

We expect that our adjusted SG&A ratio for the full-year 2015 will be in a range of approximately 7.9% to 8.0%. The expected increase compared with 7.7% for the full-year 2014 primarily reflects continued investments and re-establishment of variable compensation that was eliminated in 2014 due to financial and other performance criteria not meeting targets.

ACA Industry Fee

For the three months ended March 31, 2015 and 2014, we incurred $58.3 million and $32.3 million, respectively, of non-deductible expense for the ACA industry fee. The 2015 expense is based on our estimated share of total 2014 health insurance industry premiums. The increased expense in 2015 compared to 2014 is due to the increase in the total fee to be levied on the industry from $8 billion in 2014 to $11.3 billion in 2015, and the expected increase in our share of total industry premiums for 2014. As discussed in Key Developments and Accomplishments, we have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups for 2015.

Outlook

Currently, we estimate that we will incur between $230 and $235 million in total ACA industry fees in 2015, due to the increase in the total fee to be levied on the industry and the expected increase in our share of total industry premiums for 2014. The 2015 final fee amount will be determined in August 2015 and our estimate is subject to change.

Medicaid Premium Taxes

Medicaid premium taxes incurred for the three months ended March 31, 2015 were $20.0 million, compared to $17.1 million for the same period in 2014. As of March 31, 2015, our Medicaid contracts with Georgia, Hawaii, New Jersey and New York included tax assessments on Medicaid premiums.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2015 increased to $16.8 million from $14.6 million for the corresponding period in 2014, due primarily to increased investments in our information technology infrastructure.

Interest Expense

Interest expense increased to $11.3 million for the three months ended March 31, 2015 compared to $9.2 million for the same period in 2014, primarily driven by higher average debt levels during 2015 from the issuance of the Term Loan in September 2014.

Bargain Purchase Gain

As a result of the Windsor acquisition on January 1, 2014, we recognized a bargain purchase gain of approximately $28.3 million for the three months ended March 31, 2014, as the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller. The accounting for the Windsor acquisition was finalized during the fourth quarter of 2014.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2015 was 67.8% compared to 32.8% for the same period in 2014. The higher 2015 effective rate reflects the impact of higher non-deductible ACA industry fees compared to 2014. Additionally, the 2014 rate reflects a favorable impact from the Windsor bargain purchase gain.

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

Segment Financial Performance Measures

Our primary tools for measuring profitability of our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursement.

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

Changes in gross margin and MBR from period to period depend in large part on our ability to, among other things, effectively price our medical and prescription drug plans, estimate and manage medical costs and changes in estimates related to incurred but not reported claims ("IBNR"), estimate and effectively manage medical benefits expense relative to the primarily fixed premiums we receive, negotiate competitive rates with our health care providers, and attract and retain members. In addition, factors such as changes in health care laws, regulations and practices, changes in Medicaid and Medicare funding, changes in the mix of membership, escalating health care costs, competition, levels of use of health care services, general economic conditions, major epidemics, terrorism or bio-terrorism, new medical technologies, including new, expensive hepatitis C drugs, and other external factors may affect our operations and may have a material adverse impact on our business, financial condition and results of operations.

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable", and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	For the Three Months Ended March 31,		Change
	2015	2014	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$250.7	$230.6	8.7%
Medicare Health Plans	109.3	101.1	8.1%
Medicare PDPs	(4.5)	(18.8)	(76.1)%
Total gross margin	355.5	312.9	13.6%
Investment and other income	3.9	10.6	(63.2)%
Other expenses	(305.0)	(286.2)	6.6%
Income from operations	$54.4	$37.3	45.8%

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP"), Family Health Plus ("FHP") and Managed Long-Term Care ("MLTC") programs. As of March 31, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina.

Impacting Our Results

•
Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of Florida’s MMA program. Three additional regions were implemented in June, one in July and one in August, completing the implementation in all eight regions we serve. Our Florida MMA premium is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however, consistent with past implementation of new programs, we have been pursuing improvements to care management and expect to pursue increased reimbursement in order to improve the financial performance of the MMA program. Care management improvements include improving reimbursement terms and collaboration models in certain of our provider contracts, terminating certain providers when we could not achieve an appropriate cost structure or an agreement to collaborate, adding clinical resources into the local health plan, and embedding nurses in some high volume facilities.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $54.4 million of reimbursement for the ACA industry fee as premium revenue in the three months ended March 31, 2015. The increase in reimbursement compared to the $23.6 million recognized in the same period in 2014 is due to the increase in the underlying ACA industry fee expense.

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		Percentage
	2015	2014	Change
	(Dollars in millions)
Premium revenue (1)	2,128.7	1,598.1	33.2%
Medicaid premium taxes (1)	20.0	17.1	17.0%
Medicaid state ACA industry fee reimbursement (1)	54.4	23.6	130.5%
Total premiums	2,203.1	1,638.8	34.4%
Medical benefits expense	1,917.6	1,389.3	38.0%
ACA industry fee	34.8	18.9	84.1%
Gross margin	250.7	230.6	8.7%

Medicaid MBR, including premium taxes and Medicaid state ACA industry fee reimbursements	87.0%	84.8%	2.2%
Impact of:
Medicaid premium taxes	0.9%	0.9%
Medicaid state ACA industry fee reimbursement	2.2%	1.2%
Medicaid MBR (1)	90.1%	86.9%	3.2%

Medicaid membership at end of period:
Florida	761,000	482,000	57.9%
Georgia	593,000	553,000	7.2%
Kentucky	441,000	372,000	18.5%
Other states	556,000	462,000	20.3%
Total Medicaid membership	2,351,000	1,869,000	25.8%

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

Excluding Medicaid premium taxes and Medicaid state ACA industry fee reimbursements, Medicaid premium revenue for the three months ended March 31, 2015 increased 33% when compared to the same period in 2014 driven mainly by increased membership in Florida due to organic growth and participation in the Florida MMA program, which commenced implementation on May 1, 2014, and in Kentucky, primarily from increased participation in the ACA Medicaid expansion program. Also contributing to the increase were higher per member per month ("PMPM") rates related to the Florida MMA membership, growth in New Jersey resulting from the July 2014 acquisition and changes in the geographic and demographic mix of membership.

Medical benefits expense for the three months ended March 31, 2015 increased by approximately 38% compared to the same period in 2014, mainly driven by the increase in membership and mix of membership. Our Medicaid Health Plans segment MBR, excluding the impact of premium taxes and ACA industry fee reimbursement, increased by 320 basis points for the three months ended March 31, 2015, compared to the same period in 2014. The year-over-year change was impacted by changes in membership mix, reflecting an increase in higher acuity membership.

Outlook

•
We currently expect Medicaid Health Plans segment premium revenue, excluding premium taxes and the Medicaid state ACA industry fee reimbursement, to be approximately $8.5 to $8.7 billion for 2015 compared with $7.6 billion for 2014.

The expected increase results from a full-year contribution from Florida MMA revenue, as well as growth in other state programs.

•
We currently expect our Medicaid Health Plans segment MBR for 2015 to be in the range of approximately 89.5% to 90.5%, excluding the impact of Medicaid premium taxes and the Medicaid state ACA industry fee reimbursement, compared with 90.5% percent in 2014. The primary driver of the expected year-over-year decrease in the Medicaid segment MBR is the result of our performance improvement plan that was implemented in 2014.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of March 31, 2015, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also offer Medicare Supplement policies in 39 states. As discussed in Key Developments and Accomplishments, in March 2015, we entered into an agreement to divest Sterling Life Insurance Company, a Medicare supplement business, that we acquired as part of the Windsor Health Group transaction in January 2014. The transaction is expected to close within 90 days from the filing of this 2015 Form 10-Q. The operations of our Medicare Supplement business have not historically been material to overall segment results.

Impacting Our Results

•
In 2015, we will focus on three main areas in MA, including continuing execution on medical expense and quality initiatives led by our clinical services group, continuing to take a more disciplined portfolio approach to our MA bids for 2016, including a focus on net income, and continuing our efforts to improve our Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

•
Medicare Health Plans segment membership as of March 31, 2015, was 382,000, an 8% decrease from 417,000 as of December 31, 2014. The approximate decrease of 35,000 members was driven by actions taken in conjunction with our 2015 bids. In addition, county withdrawals in California designed to improve the performance of that market resulted in a 27,000 member decrease in California. The Company also exited the Missouri, Ohio, and Arizona MA markets, which represented 8,000 members as of December 31, 2014. For 2015, WellCare offers Medicare Advantage plans in 376 counties across 15 states.

Medicare Health Plans Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		Percentage
	2015	2014	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$983.4	$963.3	2.1%
Medical benefits expense	856.4	851.5	0.6%
ACA industry fee	17.7	10.7	65.4%
Gross margin	$109.3	$101.1	8.1%
MBR	87.1%	88.4%	(1.3)%
Membership	382,000	390,000	(2.1)%

Medicare premium revenue for the three months ended March 31, 2015 increased 2% when compared to the same period in 2014, primarily driven by the impact of pricing actions taken in our 2015 bids and organic membership growth in Florida, partially offset by the decline in membership caused by our 2015 bid actions and our exits from two counties in California, as well as our exits from MA in Arizona, Missouri and Ohio. Overall, membership declined 2% compared to March 31, 2014.

Medical benefits expense for the three months ended March 31, 2015 increased approximately 1%, essentially flat compared to the same period in 2014. The Medicare Health Plans segment MBR decreased by 130 basis points for the three months ended March 31, 2015 compared to the same period in 2014, reflecting improved operating performance as a result of bid actions for the 2015 plan year, as well as the continued implementation of medical expense initiatives and the impact of unfavorable prior year reserve development in 2014.

Outlook

•	We expect premium revenue for our Medicare Health Plans segment in 2015 to be between $3.95 billion and $4.05 billion and stable compared to 2014.

•
For the Medicare Health Plans segment, we currently expect the MBR in 2015 to be in the range of approximately 85.5% to 86.5% compared with 88.5% in 2014. The expected year-over-year improvement in 2015 reflects an improvement in operating performance as a result of bid actions for the 2015 plan year and the continued implementation of medical expense initiatives.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of March 31, 2015, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs impact the segment MBR pattern across periods.

Impacting Our Results

▪
PDP membership as of March 31, 2015 was 1,089,000, a decrease of approximately 303,000, or 22%, from 1,392,000 as of December 31, 2014. The decline in membership in 2015 is primarily based on the outcome of our 2015 PDP bids, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions. In 2015, those PDP members who were auto assigned to us in regions where our plans are not below or within the de minimis range were assigned to other plans as of January 1, 2015.

Medicare PDPs Segment Results

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		Percentage
	2015	2014	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$279.5	$373.0	(25.1)%
Medical benefits expense	278.2	389.1	(28.5)%
ACA industry fee	5.8	2.7	114.8%
Gross margin	$(4.5)	$(18.8)	(76.1)%
MBR	99.5%	104.3%	(4.8)%
Membership	1,089,000	1,271,000	(14.3)%

Medicare PDPs premium revenue for the three months ended March 31, 2015 decreased 25% compared to the same period in 2014, primarily due to the decrease in membership. Medicare PDPs MBR for the three months ended March 31, 2015 decreased 480 basis points compared to the same period in 2014, reflecting specific actions taken by the Company to better balance membership and margin improvement in our 2015 bids, as well as an increase in pharmacy rebates.

Outlook

•
We anticipate that Medicare PDP segment premium revenue will decrease to approximately $1.0 to $1.1 billion in 2015 compared with $1.2 billion for 2014, primarily driven by a decline in membership resulting from the outcome of our bids for the 2015 plan year.

•
We currently anticipate our Medicare PDP segment MBR for 2015 to be in the range of approximately 84.0% to 85.0%, down from 92.9% in 2014. The expected year-over-year decrease is mainly due to the outcome of our bids for the 2015 plan year.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2014 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments". Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1.5 billion as of March 31, 2015, a $150 million decrease from $1.7 billion at December 31, 2014. The decrease is due to cash used in operating activities, which was impacted by the timing of certain Medicaid premium receipts, and $45.5 million of dividends paid to the unregulated subsidiaries, partially offset by $9.0 million of contributions received from the Parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments was approximately $92.6 million as of March 31, 2015, a $3.1 million increase from a balance of $89.5 million as of December 31, 2014. The change reflects the receipt of $45.5 million in dividends from certain regulated subsidiaries, partially offset by the $35.4 million payment made to the Civil Division and $9.0 million of contributions paid to certain regulated subsidiaries.

Auction Rate Securities

As of March 31, 2015, $32.3 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process, and although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 22 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 18 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash used in operating activities	$(99.9)	$(13.9)
Net cash (used in) provided by investing activities	(40.1)	162.3
Net cash (used in) provided by financing activities	(0.6)	27.4
Total net (decrease) increase in cash and cash equivalents	$(140.6)	$175.8

Net Cash Used in Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners or payments related to the resolution of government investigations and related litigation.

The decrease in cash flow from operating activities for the three months ended March 31, 2015, compared to the same period in 2014, mainly resulting from the timing of certain Medicaid premium receipts and increased tax payments. Operating cash flows for the three months ended March 31, 2015 were negatively impacted by a $35.4 million payment made to the Civil Division, compared to $36.5 million in payments remitted to the Civil Division during same period in 2014.

Net Cash (Used In) Provided by Investing Activities

Cash flow from investing activities for the three months ended March 31, 2015 decreased $202.4 million compared to the same period in 2014, mainly reflecting the $164.2 million of cash acquired from the Windsor acquisition in 2014, as well as increased additions to capitalized software during 2015 resulting from investments in our information technology infrastructure.

Net Cash (Used In) Provided By Financing Activities

Net cash used in or provided by financing activities is mainly impacted by net funds received or paid for the benefit of members of our MA and PDP plans and debt related activity. Net funds received for the benefit of members was approximately $3.2 million for the three months ended March 31, 2015, compared to funds received of $29.6 million during the same period in 2014. These funds represent the net amounts of subsidies received from CMS and the related prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility.

Financial Impact of Government Investigation and Litigation

Under the terms of the settlement agreements entered into by us on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice (the "Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), WellCare agreed to pay the Civil Division a total of $137.5 million in four equal annual principal payments, plus interest accrued at 3.125%. The final payment of $35.4 million, which included accrued interest, was remitted to the Civil Division during March 2015.

Capital Resources

Debt

As of March 31, 2015, our outstanding debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement") and $600.0 million 5.75% unsecured senior notes due 2020 (the "Senior Notes"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the “Revolving Credit Facility”) of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA.) Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The interest rate on the Term Loan was 2.25% as of March 31, 2015.

The Credit Agreement contains negative and financial covenants that limit certain activities of the Company and its subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) 105% of our required level of statutory net worth for our health maintenance organization and insurance subsidiaries. The Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 50% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

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

As of March 31, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Credit Agreement and the Senior Notes.

Shelf Registration Statement

In August 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $746.0 million at December 31, 2014. At March 31, 2015, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at December 31, 2014, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $60.0 million in the aggregate. We received $45.5 million in dividends from our regulated subsidiaries during the three month period ended March 31, 2015, all of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Condensed Consolidated Financial Statements included in our 2014 Form 10-K.

Outlook

Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy.  However, the level of subsidy payments we make on behalf of CMS compared with our 2015 bids will still be significant due to the composition of our 2015 PDP membership, which reflects a higher number of dual eligible members relative to our overall population than we expected. As noted in Initiatives to Increase Our Unregulated Cash above, we believe that we have sufficient access to capital, including through the Revolving Credit Facility, if necessary. We expect a reduction in our CMS receivable upon settling the 2014 plan year with CMS in the fourth quarter of 2015.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates during the three months ended March 31, 2015 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2015, we had cash and cash equivalents of $1.2 billion, short-term investments classified as current assets of $207.1 million, long-term investments of $215.5 million and restricted investments on deposit for licensure of $162.5 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2015, the fair value of our fixed income investments would decrease by approximately $3.8 million. Similarly, a 1% decrease in market interest rates at March 31, 2015 would increase the fair value of our investments by approximately $4.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2015 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2015 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements is incorporated herein by reference. There have been no material updates to the risk factors as disclosed in Part I – Item 1A – Risk Factors included in our 2014 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on May 7, 2015.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation	8-K	May 28, 2014	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
4.2.1	First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Amendment No. 9 to Contract No. FA971 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a Staywell Health Plan of Florida	8-K	January 26, 2015	10.1
10.2	Amendment No. 7 to Contract No. FA972 between the Florida Agency for Health Care Administration and WellCare of Florida, Inc. d/b/a HealthEase	8-K	January 26, 2015	10.2
10.3	Amendment No. 19 to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc.**	8-K	March 5, 2015	10.1
10.4	Amendment No. 5 to Contract No. FP020 between the Agency for Health Care Administration and WellCare of Florida, Inc. (d/b/a Staywell Health Plan of Florida)†
10.5	Non-Employee Director Compensation Policy as amended and effective March 5, 2015*†
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
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