Form 10-Q
period 2015-06-30
WELLCARE HEALTH PLANS, INC.
filed 2015-08-05
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 4, 2015, there were 44,073,905 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premium	$3,478.5	$3,139.5	$6,944.6	$6,114.7
Investment and other income	4.0	12.4	7.8	22.9
Total revenues	3,482.5	3,151.9	6,952.4	6,137.6

Expenses:
Medical benefits	2,977.1	2,834.3	6,029.3	5,464.2
Selling, general and administrative	255.5	228.9	512.4	474.2
ACA industry fee	58.3	36.3	116.6	68.6
Medicaid premium taxes	20.3	18.6	40.2	35.7
Depreciation and amortization	18.1	15.0	34.9	29.6
Interest	12.5	9.3	23.9	18.5
Impairment and other charges	—	24.1	—	24.1
Total expenses	3,341.8	3,166.5	6,757.3	6,114.9
Income (loss) from operations	140.7	(14.6)	195.1	22.7
Bargain purchase gain	—	11.1	—	39.4
Income (loss) before income taxes	140.7	(3.5)	195.1	62.1
Income tax expense	89.0	4.0	125.9	25.5
Net income (loss)	51.7	(7.5)	69.2	36.6

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(1.2)	1.0	(0.8)	1.2
Income tax (benefit) expense related to other comprehensive income	(0.4)	0.3	(0.3)	0.2
Other comprehensive (loss) income, net of tax	(0.8)	0.7	(0.5)	1.0
Comprehensive income (loss)	$50.9	$(6.8)	$68.7	$37.6

Earnings (loss) per common share:
Basic	$1.17	$(0.17)	$1.57	$0.83
Diluted	$1.17	$(0.17)	$1.56	$0.83

Weighted average common shares outstanding:
Basic	44,054,778	43,867,449	44,018,377	43,834,748
Diluted	44,358,313	43,867,449	44,331,159	44,123,050

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,339.5	$1,313.5
Investments	220.8	172.8
Premiums receivable, net	973.0	609.0
Pharmacy rebates receivable	315.1	358.9
Receivables from government partners	62.3	83.0
Funds receivable for the benefit of members	913.2	781.5
Deferred ACA industry fee	116.2	—
Prepaid expenses and other current assets, net	102.0	170.5
Deferred income tax asset	32.2	37.1
Total current assets	4,074.3	3,526.3

Property, equipment and capitalized software, net	220.9	187.1
Goodwill	263.2	263.2
Other intangible assets, net	95.4	101.0
Long-term investments	155.8	257.3
Restricted investments	198.9	150.3
Other assets	12.3	9.8
Total Assets	$5,020.8	$4,495.0

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,405.5	$1,483.8
Unearned premiums	7.8	86.9
ACA industry fee liability	232.8	—
Accounts payable	27.1	18.9
Other accrued expenses and liabilities	306.7	294.7
Current portion of amount payable related to investigation resolution	—	35.2
Income taxes payable	18.8	1.9
Other payables to government partners	44.1	14.3
Total current liabilities	2,042.8	1,935.7

Deferred income tax liability	76.7	48.4
Long-term debt	1,213.3	900.0
Other liabilities	18.9	15.0
Total liabilities	3,351.7	2,899.1

Commitments and contingencies (see Note 11)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	June 30, 2015	December 31, 2014
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,071,136 and 43,914,106 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	0.4	0.4
Paid-in capital	507.5	503.0
Retained earnings	1,162.3	1,093.1
Accumulated other comprehensive loss	(1.1)	(0.6)
Total Stockholders' Equity	1,669.1	1,595.9
Total Liabilities and Stockholders' Equity	$5,020.8	$4,495.0

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	215,623	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(66,613)	—	(5.9)	—	—	(5.9)
Stock-based compensation expense, net of forfeitures	—	—	8.7	—	—	8.7
Incremental tax benefit from stock-based compensation	—	—	1.4	—	—	1.4
Comprehensive income	—	—	—	69.2	(0.5)	68.7
Balance at June 30, 2015	44,071,136	$0.4	$507.5	$1,162.3	$(1.1)	$1,669.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2015	2014
Cash used in operating activities:
Net income	$69.2	$36.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34.9	29.6
Stock-based compensation expense	8.7	6.2
Bargain purchase gain	—	(39.4)
Deferred ACA fee amortization	116.6	68.6
Asset impairment and other charges	—	24.1
Incremental tax benefit from stock-based compensation	(1.4)	(0.3)
Deferred taxes, net	33.6	(3.2)
Provision for doubtful receivables	7.2	7.8
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable	(371.2)	(395.5)
Pharmacy rebates receivable	43.8	(93.6)
Prepaid expenses and other current assets, net	69.3	(7.8)
Medical benefits payable	(71.4)	306.9
Unearned premiums	(79.1)	7.7
Accounts payable and other accrued expenses	26.7	(6.6)
Other payables to government partners	50.5	(131.9)
Amount payable related to investigation resolution	(35.2)	(35.7)
Income taxes receivable/payable, net	20.6	(20.5)
Other, net	2.5	0.4
Net cash used in operating activities	(74.7)	(246.6)

Cash (used in) provided by investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(17.2)	137.2
Purchases of investments	(86.3)	(329.5)
Proceeds from sale and maturities of investments	90.3	266.0
Additions to property, equipment and capitalized software, net	(63.6)	(27.9)
Net cash (used in) provided by investing activities	(76.8)	45.8

Cash provided by (used in) financing activities:
Proceeds from issuance of debt, net of financing costs paid	308.9	—
Proceeds from exercises of stock options	0.3	0.2
Incremental tax benefit from stock-based compensation	1.4	0.3
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(5.9)	(2.4)
Payments on capital leases	(0.1)	(0.7)
Funds paid for the benefit of members, net	(127.1)	(164.9)
Net cash provided by (used in) financing activities	177.5	(167.5)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Six Months Ended June 30,
	2015	2014
Increase (decrease) in cash and cash equivalents	26.0	(368.3)
Balance at beginning of period	1,313.5	1,482.5
Balance at end of period	$1,339.5	$1,114.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$69.9	$49.1
Cash paid for interest	$21.4	$17.8
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$11.2	$1.3

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), provides managed care services for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. As of June 30, 2015, we served approximately 3.8 million members. During the six months ended June 30, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of June 30, 2015, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission in February 2015. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates, including assumptions as to the annualized tax rate, on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements.

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

Favorable prior year reserve development for the six months ended June 30, 2015 was approximately $44.5 million, primarily related to the Medicaid Health Plans segment, compared to net unfavorable development of $(61.6) million recognized during the corresponding period in 2014. Such amounts are net of the development relating to refunds due to government customers associated with minimum medical loss ratio provisions.

ACA Industry Fee

In 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), began imposing an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and will be $11.3 billion in 2015. The ACA industry fee is not deductible for income tax purposes. For 2015, we accrued the estimated liability of $232.8 million as of January 1, 2015, with a corresponding deferred expense asset that is being amortized to expense on a straight line basis. We incurred approximately $58.3 million and $36.3 million of such amortization as ACA industry fee expense in the three months ended June 30, 2015 and 2014, respectively, and approximately $116.6 million and $68.6 million of such amortization in the six months ended June 30, 2015 and 2014, respectively. The deferred expense asset amounted to $116.2 million at June 30, 2015 and is reported as "Deferred ACA industry fee" on the condensed consolidated balance sheet. The 2015 final fee amount will be determined in the third quarter of 2015; therefore, our estimate is subject to change.

We have obtained amendments, written agreements and other documentation from our Medicaid customers to reimburse us for the effect of the industry fee on our Medicaid plans for 2015, including its non-deductibility for income tax purposes.
Consequently, we recognized $53.8 million and $108.2 million of reimbursement for the ACA industry fee as premium revenue in the three and six months ended June 30, 2015, respectively, compared to $33.2 million and $57.2 million recognized in the three and six months ended June 30, 2014, respectively.

Recently Issued Accounting Standards

In May 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts", which addresses enhanced disclosure requirements for short-duration insurance contracts. The disclosures required by this update are aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, as well as the timing, frequency and severity of claims. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. We will adopt this guidance effective January 1, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In July 2015, the FASB decided to defer the effective dates of this standard by one year. As such, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. We are currently evaluating the effect of the new revenue recognition guidance.

2. ACQUISITIONS

Windsor

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group ("Munich"). We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements. Windsor’s operations contributed premium revenue of $134.5 million and $160.9 million for the three months ended June 30, 2015 and 2014, respectively, and $278.5 million and $328.5 million for the six months ended June 30, 2015 and 2014, respectively.

The accounting for the Windsor acquisition was finalized during the fourth quarter of 2014, and based on the final purchase price allocation, we allocated $195.3 million of the purchase price to identified tangible net assets and $54.3 million of the purchase price to identified intangible assets. A cash settlement of $17.2 million associated with the final purchase price was made during the quarter ended June 30, 2015. The weighted average amortization period for the intangible assets was 11.5 years.

Based on the final purchase price allocation, the fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller by $29.5 million, which was recognized as a bargain purchase gain for the year ended December 31, 2014. We recognized $39.4 million of the bargain purchase gain in the six months ended June 30, 2014. The final bargain purchase gain reflects refined estimates of the fair value of certain assets and tax benefits acquired as part of the transaction.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Kentucky	19%	18%	19%	18%
Florida	16%	13%	16%	12%
Georgia	11%	13%	12%	13%

In July 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract began on July 1, 2015 and is for one year. The new contract can be renewed for up to four additional one year terms upon the mutual agreement of the parties, potentially extending it through June 30, 2020.

In February 2015, the Georgia Department of Community Health (the "Georgia DCH") issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. We have submitted our response and are currently awaiting a decision. In June 2015, Georgia DCH exercised its option to extend the term of our current Georgia Medicaid contract through June 30, 2016.

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

Medicare Health Plans

Our Medicare Health Plans reportable segment includes the combined operations of both the MA and Medicare Supplement operating segments. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services ("CMS"). Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. We also offered Medicare Supplement policies in certain states through June 30, 2015. On July 1, 2015, we completed the sale of our Medicare Supplement business. See Note 12 – Subsequent Events of this Form 10-Q for further discussion of this divestiture.

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

Summary of Financial Information

We allocate goodwill and other intangible assets, as well as the ACA industry fee, to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense to our reportable segments, with the exception of the ACA industry fee. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

A summary of financial information for our reportable segments through the gross margin level and a reconciliation to income from operations is presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Premium revenue:	(in millions)
Medicaid Health Plans	$2,250.9	$1,864.5	$4,454.1	$3,503.3
Medicare Health Plans	992.6	977.9	1,976.0	1,941.3
Medicare PDPs	235.0	297.1	514.5	670.1
Total premium revenue	3,478.5	3,139.5	6,944.6	6,114.7
Medical benefits expense:
Medicaid Health Plans	1,933.3	1,695.2	3,850.9	3,084.5
Medicare Health Plans	857.6	864.0	1,714.0	1,715.5
Medicare PDPs	186.2	275.1	464.4	664.2
Total medical benefits expense	2,977.1	2,834.3	6,029.3	5,464.2
ACA industry fee expense:
Medicaid Health Plans	34.4	21.3	69.2	40.2
Medicare Health Plans	18.1	11.9	35.8	22.6
Medicare PDPs	5.8	3.1	11.6	5.8
Total ACA industry fee expense	58.3	36.3	116.6	68.6
Gross margin
Medicaid Health Plans	283.2	148.0	534.0	378.6
Medicare Health Plans	116.9	102.0	226.2	203.2
Medicare PDPs	43.0	18.9	38.5	0.1
Total gross margin	443.1	268.9	798.7	581.9
Investment and other income	4.0	12.4	7.8	22.9
Other expenses	(306.4)	(295.9)	(611.4)	(582.1)
Income (loss) from operations	$140.7	$(14.6)	$195.1	$22.7

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Weighted-average common shares outstanding — basic	44,054,778	43,867,449	44,018,377	43,834,748
Dilutive effect of outstanding stock-based compensation awards	303,535	—	312,782	288,302
Weighted-average common shares outstanding — diluted	44,358,313	43,867,449	44,331,159	44,123,050
Anti-dilutive stock-based compensation awards excluded from computation	139,514	839,451	71,517	51,585

For the three months ended June 30, 2014, we excluded all stock-based compensation awards from the computation of diluted loss per share due to their anti-dilutive effect on the three months ended June 30, 2014 net loss per share.

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	151.3	0.2	(0.2)	151.3
Money market funds	41.4	—	—	41.4
Municipal securities	51.1	0.3	(0.3)	51.1
U.S. government securities	16.3	—	(0.1)	16.2
Variable rate bond fund	85.1	—	(0.2)	84.9
	$379.2	$0.5	$(3.1)	$376.6
December 31, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.3	—	—	0.3
Corporate debt and other securities	162.2	0.1	(0.4)	161.9
Money market funds	41.4	—	—	41.4
Municipal securities	86.9	0.5	(0.1)	87.3
U.S. government securities	21.7	0.1	(0.1)	21.7
Variable rate bond fund	85.1	0.2	(0.1)	85.2
	$431.7	$0.9	$(2.5)	$430.1

Realized gains and losses on sales and redemptions of investments were not material for the three and six months ended June 30, 2015 and 2014.

Contractual maturities of available-for-sale investments at June 30, 2015 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.7	$—	$—	$—	$31.7
Corporate debt and other securities	151.3	72.0	78.6	0.2	0.5
Money market funds	41.4	41.4	—	—	—
Municipal securities	51.1	13.2	31.2	6.2	0.5
U.S. government securities	16.2	9.3	6.9	—	—
Variable rate bond fund	84.9	84.9	—	—	—
	$376.6	$220.8	$116.7	$6.4	$32.7

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.7 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2015. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.4 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of June 30, 2015.

There were no material redemptions or sales of our auction rate securities during the three and six months ended June 30, 2015 and 2014, and accordingly, gains and losses associated with our auction rate securities were not material during any of those periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Cash	$60.6	$—	$—	$60.6
Certificates of deposit	1.1	—	—	1.1
Money market funds	66.6	—	—	66.6
U.S. government securities	70.5	0.1	—	70.6
	$198.8	$0.1	$—	$198.9
December 31, 2014
Cash	$53.3	$—	$—	$53.3
Certificates of deposit	1.0	—	—	1.0
Money market funds	65.9	—	—	65.9
U.S. government securities	30.1	0.1	(0.1)	30.1
	$150.3	$0.1	$(0.1)	$150.3

Our restricted investments increased by $48.6 million from December 31, 2014 as a result of increased membership in our New Jersey Medicaid business resulting from our July 2014 acquisition in this state. Realized gains and losses on restricted investments were not material for the three and six months ended June 30, 2015 and 2014.

7. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based compensation awards was $4.6 million and $5.0 million for the three months ended June 30, 2015 and 2014, respectively, and $8.7 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $33.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation cost for our performance stock units ("PSUs"), which are subject to variable accounting, was determined based on the closing common stock price of $84.83 as of June 30, 2015 and amounted to approximately $13.9 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the six months ended June 30, 2015 is presented in the table below.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	8,020	$38.92
Granted	—
Exercised	(8,020)
Forfeited and expired	—
Outstanding as of June 30, 2015	—	$—

A summary of restricted stock unit ("RSU"), PSU and market stock unit ("MSU") award activity for the six months ended June 30, 2015 at target is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2015	406,903	395,075	113,663	915,641
Granted	108,301	130,367	65,208	303,876
Vested	(148,315)	(34,814)	(32,494)	(215,623)
Forfeited and expired	(18,657)	(82,408)	(9,247)	(110,312)
Outstanding as of June 30, 2015	348,232	408,220	137,130	893,582

The weighted-average grant-date fair value of all equity awards granted during the six months ended June 30, 2015 was $97.92.

8. DEBT

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes; the proceeds of which may be used for general corporate purposes including organic growth and working capital. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. We received net proceeds of $308.9 million from the June 2015 issuance, after approximately $4.6 million incurred in debt issuance costs. Interest is payable on May 15 and November 15 each year, with the first interest payment due on November 15, 2015. As of June 30, 2015, our outstanding Senior Notes totaled $913.3 million, which were classified as long-term debt in our condensed consolidated balance sheet based on their November 2020 maturity date.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture") each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture under which the Senior Notes were issued contain covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of subsidiaries to pay dividends, make other payments, and guarantee indebtedness;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	merge or consolidate with other entities.

Credit Agreement

As of June 30, 2015, our outstanding long-term debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility") of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Term Loan matures in September 2016 and the commitments under the Revolving Credit Facility expire on November 14, 2018. Any amounts outstanding under the Revolving Credit Facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The interest rate on the Term Loan was 2.25% as of June 30, 2015.

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

As of June 30, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$20.4	$—	$20.4	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	130.9	—	130.9	—
Money market funds	41.4	41.4	—	—
Municipal securities	51.1	—	51.1	—
U.S. government and agency obligations	16.2	11.9	4.3
Variable rate bond fund	84.9	84.9	—	—
Total investments	$376.6	$138.2	$206.7	$31.7
Restricted investments:
Cash	60.6	60.6	—	—
Certificates of deposit	1.1	—	1.1	—
Money market funds	66.6	66.6	—	—
U.S. government and agency obligations	70.6	70.6	—	—
Total restricted investments	$198.9	$197.8	$1.1	$—

Amounts accrued related to investigation resolution	$—	$—	$—	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.3	$—	$23.3	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.3	—	0.3	—
Corporate debt securities	138.6	—	138.6	—
Money market funds	41.4	41.4	—	—
Municipal securities	87.3	—	87.3	—
U.S. government securities	21.7	16.8	4.9	—
Variable rate bond fund	85.2	85.2	—	—
Total investments	$430.1	$143.4	$254.4	$32.3
Restricted investments:
Cash	$53.3	$53.3	$—	$—
Certificates of deposit	1.0	—	1.0	—
Money market funds	65.9	65.9	—	—
U.S. government securities	30.1	30.1	—	—
Total restricted investments	$150.3	$149.3	$1.0	$—

Amounts accrued related to investigation resolution	$35.2	$—	$35.2	$—

The following table presents the carrying value and fair value of our Senior Notes and Term Loan as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Long term debt	$1,213.3	$900.0
Approximate fair value of our long-term debt	1,236.0	908.7

The fair value of our Senior Notes was determined based on quoted market prices and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan was determined based on a discounted cash flow analysis, and therefore would be classified within Level 2 of the fair value hierarchy.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the six months ended June 30, 2015.

Balance as of January 1, 2015	$32.3
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	(0.5)
Purchases, sales and redemptions	(0.1)
Net transfers in or (out) of Level 3	—
Balance as of June 30, 2015	$31.7

10. INCOME TAXES

Our effective income tax rate for the three and six months ended June 30, 2015 was 63.2% and 64.5%, respectively, compared to (114.3)% (on a pre-tax loss) and 41.1% for the three and six months ended June 30, 2014, respectively. The higher 2015 effective rate primarily reflects the effect of higher non-deductible ACA industry fees compared to 2014. Additionally, the 2014 rate reflects a favorable effect from the Windsor bargain purchase gain.

In September 2014, the Internal Revenue Service ("IRS") issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $6.2 million, gross before the effect of taxes, for such compensation during the six months ended June 30, 2015. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review. Therefore, we have recognized a cumulative liability for unrecognized tax benefits amounting to $12.7 million at June 30, 2015, which includes $10.4 million of previously recorded tax expense from prior periods which we reversed in 2014. The unrecognized tax benefit, if recognized, would reduce the effective tax rate.

11. COMMITMENTS AND CONTINGENCIES

Government Investigations

Under the terms of settlement agreements entered into on April 26, 2011, and finalized on March 23, 2012, to resolve matters under investigation by the Civil Division of the U.S. Department of Justice ("Civil Division") and certain other federal and state enforcement agencies (the "Settlement"), we agreed to pay the Civil Division a total of $137.5 million in four annual installments of $34.4 million over 36 months, plus interest accrued at 3.125%. The final payment of $35.4 million, which included accrued interest, was remitted to the Civil Division in March 2015. As of March 31, 2015, no amounts remained outstanding related to this obligation.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The fifth individual is expected to be tried after the appeals have been decided.

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $198.8 million from the inception of the investigations through June 30, 2015. We incurred $6.2 million and $12.9 million of these fees and related expenses during the three and six months ended June 30, 2015, respectively, and $7.1 million and $14.9 million for the same periods in 2014. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

12. SUBSEQUENT EVENT

Sterling Life Insurance Company Divestiture

In March 2015, we entered into an agreement to divest Sterling Life Insurance Company, our Medicare supplement business that we acquired as part of the Windsor Health Group transaction in January 2014. The transaction closed on July 1, 2015 and is not expected to have a material effect on our results of operations or financial position in 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2015 ("2015 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2015 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of WellCare’s forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from WellCare’s forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OVERVIEW

Introduction

We are a leading managed care company for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. Headquartered in Tampa, Florida, we offer a variety of managed care health plans for families, individuals, children, and the aged, blind and disabled, as well as prescription drug plans. As of June 30, 2015, we served approximately 3.8 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and six months ended June 30, 2015. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at June 30, 2015 declined by 47,000, or 1%, compared June 30, 2014, mainly driven by a decline in Medicare Prescription Drug Plan ("PDP") segment membership due to our bid positioning for the 2015 plan year, partially offset by organic membership growth in our Medicaid Health Plans segment, primarily in our Florida and Kentucky plans, as well as the effect of our July 2014 New Jersey acquisition.

▪
Premiums increased 11% for the three months ended June 30, 2015 compared to the same period in 2014, mainly reflecting membership growth in our Medicaid Health Plans segment, primarily in Florida, Kentucky, and New Jersey, increased ACA industry fee reimbursement from our Medicaid customers and the favorable effect of pricing actions taken in our 2015 Medicare Advantage ("MA") bids, partially offset by the effect of lower membership in our Medicare prescription drug plans ("PDP") segment.

▪
Net Income for the three and six months ended June 30, 2015 increased $59.2 million and $32.6 million, respectively, compared to the same periods in 2014. The net income increase is attributable to stronger performance across all segments, primarily driven by the Medicaid Health Plans and Medicare PDP segments, partially offset by the increase in ACA industry fee expense for 2015.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have affected, or are expected to affect, our results:

•
In July 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract begins on July 1, 2015 and is for one year. The new contract can be renewed for up to four additional one-year terms upon the mutual agreement of the parties, potentially extending it through June 30, 2020. As of June 30, 2015, we served approximately 429,000 Medicaid members in Kentucky.

•
In June 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. We received net proceeds of $308.9 million from the issuance, which we plan to use for general corporate purposes, including organic growth and working capital.

•
In May 2015, the New York State Department of Health renewed our contract to continue serving New York’s Medicaid Managed Care program in eleven counties retroactively effective March 1, 2014. The new contract runs through February 2019. As of June 30, 2015, we served approximately 118,000 Medicaid members in New York, including 7,000 Managed Long Term Care members.

•
In May 2015, our Staywell Health Plan was selected by the Florida Healthy Kids Corporation ("FHKC") to continue providing managed care services for children as part of the Florida Healthy Kids program in nine regions. These regions include the Pensacola, Tallahassee, Gainesville, Jacksonville, Fort Lauderdale, Fort Myers and Miami metropolitan areas. As of June 30, 2015, we served approximately 68,000 Florida Healthy Kids members. Pending execution, the contract will commence on October 1, 2015 and is for a term of two years which may be extended for two additional one-year terms at FHKC’s discretion.

•
In March 2015, our Missouri Care, Incorporated ("Missouri Care") health plan was selected to continue serving Medicaid recipients participating in the MO HealthNet Managed Care program. The new contract commenced on July 1, 2015 and is for one year with two renewal options. As of June 30, 2015, Missouri Care serves approximately 112,000 MO HealthNet Managed Care Medicaid members across 53 counties and the city of St. Louis.

•
In February 2015, the Georgia Department of Community Health issued a request for proposals for its Medicaid program, under which services would commence on July 1, 2016. We have submitted our response and are currently awaiting a decision.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

•
Medicare Health Plans segment membership as of June 30, 2015, was 388,000, a 7% decrease from 417,000 as of December 31, 2014. The approximate decrease of 29,000 members was driven by actions taken in conjunction with our 2015 bids. County withdrawals and bid actions in California designed to improve the performance of that market resulted in a 27,000 member decrease. The Company also exited the Arizona, Missouri and Ohio MA markets, which represented 8,000 members as of December 31, 2014. For 2015, WellCare offers Medicare Advantage plans in 376 counties across 15 states.

•
Medicare PDPs segment membership as of June 30, 2015 was 1,045,000, a decrease of approximately 347,000, or 25%, from 1,392,000 as of December 31, 2014. The decline in membership in 2015 is primarily based on the outcome of our bid positioning taken for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 Centers for Medicare & Medicaid Services ("CMS") regions for which we submitted bids and in the de minimis range in nine regions. Those PDP members who had been auto assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans as of January 1, 2015.

•
In March 2015, we entered into an agreement to divest Sterling Life Insurance Company ("Sterling"), our Medicare supplement business that we acquired as part of the Windsor Health Group, Inc. ("Windsor") transaction in January 2014. The transaction closed on July 1, 2015 and is not expected to have a material effect on our results of operations or financial position in 2015.

Political and Regulatory Developments

Medicare

In April 2015, the President signed the Medicare Access and CHIP Reauthorization Act. This Act reauthorized the special needs programs through December 31, 2018, and preserved and extended the Children’s Health Insurance Program ("CHIP") funding through fiscal year 2017. The Act also replaced the sustainable growth rate formula by eliminating the rate cuts to the provider fee schedule that would have occurred in connection with the sustainable growth rate formula, and gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules would also adjust rates based on quality performance.

In April 2015, the Centers for Medicare & Medicaid Services' ("CMS") final call letter stated that after the 2016 Star Ratings are released in late 2015, contracts with less than three stars in three consecutive years may receive non-renewal notices from CMS in February 2016 with an effective date of December 31, 2016. CMS has committed to conducting additional research into what is driving the differential performance of plans with a higher percentage of dual-eligible or low income subsidy members on a subset of measures in the Star Ratings. CMS’ final call letter also revised the proposed 2016 rates, which we estimate will result in a rate decrease of approximately 1% compared with our 2015 rates.

PDP

In the CMS final call letter mentioned above, CMS increased the Part D deductible, the initial coverage limit, and the out-of-pocket threshold for the catastrophic benefit for the 2016 plan year. Based on the preliminary outcome of our 2016 Medicare PDP bids, our plans will be below the benchmarks in 17 of the CMS regions where we submitted bids and within the de minimus range of the benchmark in nine other regions. Comparatively, in 2015, our plans are below the benchmark in 13 regions and within the de minimus range in nine other regions. We are still evaluating the effect these changes will have on our 2016 PDP operations.

Health Insurance Exchanges

Effective January 1, 2015, we began offering individual health plans in New York and Kentucky through state-based exchanges. Membership in these programs is not material.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2015 compared to the same periods in 2014.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2015	2014	Percentage	2015	2014	Percentage
Revenues:	(Dollars in millions)
Premium	$3,478.5	$3,139.5	10.8%	$6,944.6	$6,114.7	13.6%
Investment and other income	4.0	12.4	(67.7)%	7.8	22.9	(65.9)%
Total revenues	3,482.5	3,151.9	10.5%	6,952.4	6,137.6	13.3%

Expenses:
Medical benefits	2,977.1	2,834.3	5.0%	6,029.3	5,464.2	10.3%
Selling, general and administrative	255.5	228.9	11.6%	512.4	474.2	8.1%
ACA industry fee	58.3	36.3	60.6%	116.6	68.6	70.0%
Medicaid premium taxes	20.3	18.6	9.1%	40.2	35.7	12.6%
Depreciation and amortization	18.1	15.0	20.7%	34.9	29.6	17.9%
Interest	12.5	9.3	34.4%	23.9	18.5	29.2%
Impairment and other charges	—	24.1	(100.0)%	—	24.1	(100.0)%
Total expenses	3,341.8	3,166.5	5.5%	6,757.3	6,114.9	10.5%
Income (loss) from operations	140.7	(14.6)	NM	195.1	22.7	NM
Bargain purchase gain	—	11.1	(100.0)%	—	39.4	(100.0)%
Income (loss) before income taxes	140.7	(3.5)	NM	195.1	62.1	214.2%
Income tax expense	89.0	4.0	NM	125.9	25.5	393.7%
Net income (loss)	$51.7	$(7.5)	(789.3)%	$69.2	$36.6	89.1%
Effective tax rate	63.2%	(114.3)%	NM	64.5%	41.1%	23.4%

NM - Not meaningful

Membership

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of June 30, 2015 and 2014, respectively.

	June 30, 2015
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	773,000	107,000	41,000	921,000	24.1%
Georgia	594,000	36,000	23,000	653,000	17.1%
Kentucky	429,000	7,000	21,000	457,000	11.9%
New York	118,000	46,000	53,000	217,000	5.7%
Illinois	180,000	15,000	33,000	228,000	6.0%
Other states	300,000	177,000	874,000	1,351,000	35.3%
Total	2,394,000	388,000	1,045,000	3,827,000	100.0%

	June 30, 2014
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	681,000	85,000	60,000	826,000	21.3%
Georgia	617,000	31,000	53,000	701,000	18.1%
Kentucky	392,000	4,000	19,000	415,000	10.7%
New York	108,000	51,000	56,000	215,000	5.5%
Illinois	132,000	15,000	39,000	186,000	4.8%
Other states	231,000	209,000	1,091,000	1,531,000	39.5%
Total	2,161,000	395,000	1,318,000	3,874,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 47,000 and 29,000 of our Medicaid and Medicare membership as of June 30, 2015 and 2014, respectively.

As of June 30, 2015, membership decreased approximately 47,000 members, or 1%, compared to June 30, 2014. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 233,000, or 11% year-over-year, to 2.4 million members as of June 30, 2015. The increase resulted primarily from organic growth in the Florida and Kentucky programs, as well as the effect of our July 2014 New Jersey acquisition. Florida membership increased primarily due to our participation in Florida's Managed Medical Assistance ("MMA") program, which was fully implemented as of August 2014, while Kentucky membership increased mainly due to increased participation in the ACA Medicaid expansion program. The increases were partially offset by a decrease in membership in our Georgia Medicaid market due to lower auto-assigned membership.

•
Medicare Health Plans. Membership as of June 30, 2015 decreased by 7,000 year-over-year, or 2%, to 388,000 members. The decrease is due to a reduction in our California and New York Medicare membership due to bid actions and county withdrawals in 2015 as well as our exit from the Arizona, Missouri and Ohio MA markets.  The reduction also reflects a decline in our Medicare Supplement business.  These decreases are partially offset by organic Medicare membership growth in Florida and Texas.

•
Medicare PDPs. Membership as of June 30, 2015 decreased 273,000 year-over-year, or 21%, to 1.0 million members. The decrease was primarily due to bid positioning for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions compared to our 2014 bids, in which we were below the benchmark in 30 out of 33 regions, and in the de minimis range in two other regions. PDP members who had been auto assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans effective January 1, 2015.

Premium Revenue

Premium revenue increased by approximately $339.0 million and $829.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase mainly reflects higher membership in our Medicaid Health Plans segment, primarily from growth in Florida and Kentucky as well as our July 2014 New Jersey acquisition; increased ACA industry fee reimbursement from our Medicaid customers and the favorable effect of pricing actions taken in our 2015 MA and PDP bids. These increases were partially offset by lower membership in our Medicare PDPs segment resulting from the bid positioning taken for the 2015 plan year.

Investment and Other Income

Investment and other income was $4.0 million and $7.8 million for the three and six months ended June 30, 2015, respectively, compared to $12.4 million and $22.9 million for the corresponding periods in 2014. The decrease in the 2015 periods compared to 2014 is primarily due to the outsourcing of our pharmacy mail order operations and a reduction in member copayments.

Medical Benefits Expense

Medical benefits expense increased by approximately $142.8 million and $565.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase is primarily due to increased membership and mix of membership, partially offset by the favorable result of actions taken relating to our 2015 MA and PDP bids and favorable prior year reserve development.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the Condensed Consolidated Financial Statements of this Form 10-Q for additional discussion of investigation-related litigation and other resolution costs. SG&A expense also includes certain costs we incurred relating to the Sterling divestiture. We believe it is appropriate to evaluate SG&A expense exclusive of these costs as we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
SG&A expense	$255.5	$228.9	$512.4	$474.2
Adjustments:
Investigation and divestiture-related costs	(7.7)	(9.0)	(15.8)	(18.6)
SG&A expense, excluding investigation and divestiture-related costs	$247.8	$219.9	$496.6	$455.6
SG&A ratio (1)	7.4%	7.3%	7.4%	7.8%
Adjusted SG&A ratio (2)	7.3%	7.1%	7.3%	7.5%

(1) SG&A expense, as a percentage of total premium revenue.
(2) SG&A expense, excluding investigation and Sterling divestiture-related costs, as a percentage of total premium revenue, excluding premium taxes and Medicaid ACA industry fee reimbursements

Excluding total investigation and divestiture-related costs, our SG&A expense for the three and six months ended June 30, 2015 increased approximately $27.9 million, or 13% and $41.0 million, or 9%, respectively, compared to the same periods in 2014. The increase was primarily due to the growth in Medicaid membership and investments in operational infrastructure. The increase was partially offset by a reduction in SG&A expense resulting from a decrease in Medicare PDP membership.

Our SG&A ratio was 7.4% for both the three and six months ended June 30, 2015 compared to 7.3% and 7.8% for the three and six months ended June 30, 2014, respectively. Our Adjusted SG&A ratio for the three months ended June 30, 2015 increased to 7.3%, compared to 7.1% for the same period in 2014, resulting from lower compensation expense in 2014 related to reduced management incentive compensation. Our adjusted SG&A ratio for for the six months ended June 30, 2015 decreased to 7.3% compared to 7.5% for the same period in 2014, resulting from improved operating leverage associated with revenue growth.

ACA Industry Fee

For the three and six months ended June 30, 2015 we incurred $58.3 million and $116.6 million, respectively, of non-deductible expense for the ACA industry fee compared to $36.3 million and $68.6 million for the same periods for 2014. The increased expense is due to the higher total fee to be levied on the industry from $8 billion in 2014 to $11.3 billion in 2015, and the expected increase in our share of total industry premiums for 2014. As discussed in Key Developments and Accomplishments, we have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

Interest Expense

Interest expense was $12.5 million and $23.9 million for the three and six months ended June 30, 2015, respectively, compared to $9.3 million and $18.5 million for the same periods in 2014. The increase is primarily driven by the higher average debt levels during 2015, resulting from the issuance of the Term Loan in September 2014 and the additional $300.0 million issuance of Senior Notes in June 2015.

Impairment and Other Charges

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily relates to the $18.0 million partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations.

Bargain Purchase Gain

As a result of the Windsor acquisition on January 1, 2014, we recognized a bargain purchase gain of approximately $39.4 million during the six months ended June 30, 2014, as the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller. Approximately $28.3 million of the gain was recognized during the first quarter of 2014, and an additional $11.1 million was recognized during the second quarter of 2014 reflecting refined estimates of the fair value of certain tax benefits acquired as part of the transaction. The accounting for the Windsor acquisition was finalized during the fourth quarter of 2014.

Income Tax Expense

Our effective income tax rate for the three and six months ended June 30, 2015 was 63.2% and 64.5%, respectively, compared to (114.3)% and 41.1% for the same periods in 2014. The higher 2015 effective rate primarily reflects higher non-deductible ACA industry fees compared to 2014. Additionally, the 2014 rate reflects a favorable effect associated with the Windsor bargain purchase gain.

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

Segment Financial Performance Measures

Our primary tools for measuring profitability of our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement.

We use gross margin and MBR to monitor our management of medical benefits and medical benefits expense. These metrics are utilized to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to include in our networks.

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable", and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with generally accepted accounting principles in the United States of America ("GAAP").

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2015	2014	Percentage	2015	2014	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$283.2	$148.0	91.4%	$534.0	$378.6	41.0%
Medicare Health Plans	116.9	102.0	14.6%	226.2	203.2	11.3%
Medicare PDPs	43.0	18.9	127.5%	38.5	0.1	NM
Total gross margin	443.1	268.9	64.8%	798.7	581.9	37.3%
Investment and other income	4.0	12.4	(67.7)%	7.8	22.9	(65.9)%
Other expenses	(306.4)	(295.9)	3.5%	(611.4)	(582.1)	5.0%
Income (loss) from operations	$140.7	$(14.6)	NM	$195.1	$22.7	759.5%

NM - Not meaningful

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs. As of June 30, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(Dollars in millions)
Premium revenue (1)	2,176.8	1,812.7	20.1%	4,305.7	3,410.4	26.3%
Medicaid premium taxes (1)	20.3	18.6	9.1%	40.2	35.7	12.6%
Medicaid ACA industry fee reimbursement (1)	53.8	33.2	62.0%	108.2	57.2	89.2%
Total premiums	2,250.9	1,864.5	20.7%	4,454.1	3,503.3	27.1%
Medical benefits expense	1,933.3	1,695.2	14.0%	3,850.9	3,084.5	24.8%
ACA industry fee	34.4	21.3	61.5%	69.2	40.2	72.1%
Gross margin	283.2	148.0	91.4%	534.0	378.6	41.0%

Medicaid MBR, including premium taxes and Medicaid ACA industry fee reimbursements	85.9%	90.9%	(5.0)%	86.5%	88.0%	(1.5)%
Effect of:
Medicaid premium taxes	0.9%	0.9%		0.7%	1.0%
Medicaid ACA industry fee reimbursement	2.1%	1.7%		2.2%	1.4%
Medicaid MBR (1)	88.8%	93.5%	(4.7)%	89.4%	90.4%	(1.0)%

Medicaid membership at end of period:	2,394,000	2,161,000	10.8%

(1) MBR measures the ratio of our medical benefits expense to premium revenue excluding reimbursement for Medicaid premium taxes and Medicaid ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that these components are not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes and Medicaid ACA industry fee reimbursements are included in premium revenue.

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") pursuant to which our Staywell Health Plan participates in eight out of the state's 11 regions under the MMA program. Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of the MMA program. Three additional regions were implemented in June 2014, one in July 2014 and one in August 2014, completing the implementation in all eight regions we serve. Our Florida MMA premium is higher than our historical experience to compensate us for the enhanced benefits and services required in the MMA program, however, consistent with past implementation of new programs, we have been pursuing improvements to care management as well as other medical expense initiatives and we are pursuing increased reimbursement in order to improve the financial performance of the MMA program. Care management improvements and medical expense initiatives include improving reimbursement terms and collaboration models in certain of our provider contracts, terminating certain providers when we cannot achieve an appropriate cost structure or an agreement to collaborate, adding clinical resources into the local health plan and embedding nurses in some high volume facilities.

We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $53.8 million and $108.2 million of reimbursement for the ACA industry fee as premium revenue in the three and six months ended June 30, 2015, respectively. The increase in reimbursement compared to the $33.2 million and $57.2 million recognized in the same periods in 2014 is due to the increase in the underlying ACA industry fee expense.

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and six months ended June 30, 2015 increased 20% and 26%, respectively, compared to the same periods in 2014. The increase was driven by increased membership in Florida due to organic growth and participation in the Florida MMA program, higher per member per month ("PMPM") rates related to the Florida MMA membership and growth in Kentucky from increased participation in the ACA Medicaid expansion program. Also contributing to the increase was growth in New Jersey resulting from the July 2014 acquisition.

Medical benefits expense for the three and six months ended June 30, 2015 increased by approximately 14% and 25%, respectively, compared to the same periods in 2014, primarily driven by the increase in membership and mix of membership. Our Medicaid Health Plans segment MBR, excluding the effect of premium taxes and ACA industry fee reimbursement, decreased by 470 basis points and 100 basis points for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due primarily to improved operating performance in our Florida MMA program. The decrease is also attributed to changes in membership mix and improved operating performance across several of our markets within the segment.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of June 30, 2015, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also offered Medicare Supplement policies in 39 states through June 30, 2014. The operations of our Medicare Supplement business have not historically been material to overall segment results. See Key Developments and Accomplishments above for further discussion regarding the divestiture of Sterling.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2014	2013	Change	2015	2014	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$992.6	$977.9	1.5%	$1,976.0	$1,941.3	1.8%
Medical benefits expense	857.6	864.0	(0.7)%	1,714.0	1,715.5	(0.1)%
ACA industry fee	18.1	11.9	52.1%	35.8	22.6	58.4%
Gross margin	$116.9	$102.0	14.6%	$226.2	$203.2	11.3%
MBR	86.4%	88.3%	(1.9)%	86.7%	88.4%	(1.7)%
Membership	388,000	395,000	(1.8)%

In 2015, we continue to focus on three main areas in MA:

•	continuing execution on medical expense and quality initiatives led by our clinical services group;

•	continuing to take a more disciplined portfolio approach to our MA bids for 2016, including a focus on net income; and

•
continuing our efforts to improve our Star Ratings, both in terms of execution on quality initiatives and on alignment of the the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

Medicare premium revenue for the three and six months ended June 30, 2015 increased 2% for both periods compared to the same periods in 2014, primarily driven by the result of pricing actions taken in our 2015 bids and organic membership growth in Florida, partially offset by the decline in membership caused by our 2015 bid actions and exiting from two counties in California, as well as exiting from MA in Arizona, Missouri and Ohio.

Medical benefits expense for the three months ended June 30, 2015 decreased slightly by approximately 0.7% compared to the same period in 2014. The Medicare Health Plans segment MBR decreased by 190 basis points and 170 basis points for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, reflecting improved operating performance as a result of bid actions for the 2015 plan year as well as the continued implementation of medical expense initiatives.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of June 30, 2015, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$235.0	$297.1	(20.9)%	$514.5	$670.1	(23.2)%
Medical benefits expense	186.2	275.1	(32.3)%	464.4	664.2	(30.1)%
ACA industry fee	5.8	3.1	87.1%	11.6	5.8	100.0%
Gross margin	$43.0	$18.9	127.5%	$38.5	$0.1	NM
MBR	79.2%	92.6%	(13.4)%	90.3%	99.1%	(8.8)%
Membership	1,045,000	1,318,000	(20.7)%

NM - Not meaningful

Medicare PDPs premium revenue for the three and six months ended June 30, 2015 decreased 21% and 23%, respectively, compared to the same periods in 2014, primarily due to the decrease in membership resulting from specific actions taken in the 2015 bids. Medicare PDPs MBR for the three and six months ended June 30, 2015 decreased 1,340 basis points and 880 basis points, respectively, compared to the same periods in 2014, reflecting bid positioning taken to better balance membership and margin improvement for the 2015 plan year, as well as an increase in pharmacy rebates resulting from improved pharmacy rebate management.

OUTLOOK

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans segment, excluding premium taxes and the Medicaid ACA industry fee reimbursement, to be $8.65 billion to $8.75 billion for 2015 compared with $7.6 billion in 2014 resulting primarily from a full-year contribution from Florida MMA and New Jersey revenue, as well as growth in other state programs. The expected premium revenue for 2015 anticipates a rate decrease for Kentucky and an increase for Georgia, effective July 1, 2015, as well as a rate increase for Florida MMA, effective September 1, 2015. Medicaid Health Plans segment MBR is expected to be in the range of 89.75% to 90.25% for 2015, excluding the effect of premium taxes and the Medicaid ACA industry fee reimbursement, slightly down to flat from the 2014 MBR of 90.5%, primarily resulting from our performance improvement plan that was implemented in 2014 and has continued throughout 2015.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be $3.9 billion to $4.0 billion in 2015, consistent with the prior year. Medicare Health Plans MBR is expected to be in the range of 86.50% to 87.00% for 2015, compared with 88.5% in 2014. The expected year-over-year improvement in 2015 reflects an improvement in operating performance as a result of bid positioning for the 2015 plan year and the continued implementation of medical expense initiatives.

Medicare PDPs - We expect premium revenue for our Medicare PDP segment to be $950 million to $1.0 billion in 2015 compared with $1.2 billion for 2014, primarily driven by a decline in membership resulting from bid positioning for the 2015 plan year. Medicare PDP MBR is expected to be in the range of 81.75% to 82.25%, down from 92.9% in 2014. The expected year-over-year decrease is primarily due to bid positioning for the 2015 plan year as well as improved pharmacy rebate management.

Consolidated SG&A and ACA Industry Fee -

•	We expect that our consolidated adjusted SG&A ratio for the full-year 2015 will be in a range of 7.7% to 7.8%, consistent with 7.7% in 2014.

•
Currently, we estimate that the ACA Industry Fee to be $229 million to $231 million in 2015, up from $137.7 million in 2014. The increase is due to the additional total fees levied on the entire industry and an expected increase in our share of total industry premiums. This is partially offset in premium revenue through the Medicaid ACA Industry Fee Reimbursement, net of related state and federal tax gross-ups.

Cash Flow - Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we make on behalf of CMS compared with our 2015 bids will still be significant due to the composition of our 2015 PDP membership, which reflects a higher number of dual eligible members relative to our overall population than we expected. We expect a reduction in our CMS receivable upon settling the 2014 plan year with CMS in the fourth quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2014 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1.4 billion as of June 30, 2015, a $300.0 million decrease from $1.7 billion at December 31, 2014. The decrease is due to cash used in operating activities, which was affected by the timing of certain Medicaid premium receipts, and $45.5 million of dividends paid to the unregulated subsidiaries, partially offset by $72.0 million of contributions received from the Parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $369.9 million as of June 30, 2015, a $280.4 million increase from $89.5 million as of December 31, 2014. The change reflects the receipt of $308.9 million net proceeds from the Senior Notes issuance in June 2015, as well as the receipt of $45.5 million in dividends from certain regulated subsidiaries, partially offset by the $35.4 million payment made to the Civil Division (see Government Investigation and Litigation below) and $72.0 million of contributions paid to certain regulated subsidiaries.

Auction Rate Securities

As of June 30, 2015, $31.7 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process, and although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 22 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 18 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash used in operating activities	$(74.7)	$(246.6)
Net cash (used in) provided by investing activities	(76.8)	45.8
Net cash provided by (used in) financing activities	177.5	(167.5)
Total net increase (decrease) in cash and cash equivalents	$26.0	$(368.3)

Net Cash Used in Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash used in operating activities for the six months ended June 30, 2015 was $74.7 million compared to $246.6 million net cash used for the same period in 2014. The improvement in cash flow primarily resulted from improved year-over-year operating performance across all segments and timing related to the receipt of pharmacy rebates, as well as higher rebates consistent with an improved pharmacy rebates management contract.

Net Cash Used In (Provided by) Investing Activities

Cash flow from investing activities for the six months ended June 30, 2015 decreased $122.6 million compared to the same period in 2014, reflecting $137.2 million of net cash acquired from acquisitions in 2014 primarily relating to the Windsor acquisition, as well as increased additions to capitalized software during 2015 resulting from investments in our information technology infrastructure. During the second quarter of 2015, we paid $17.2 million as part of the final balance sheet settlement relating to the Windsor acquisition, while during the second quarter of 2014 we advanced a payment of $27.0 million for our New Jersey acquisition, which closed on July 1, 2014.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by or used in financing activities is primarily affected by debt related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. In June 2015, we received net proceeds of $308.9 million resulting from the issuance of $300.0 million aggregate principal amount of our Senior Notes. Additionally, net funds paid for the benefit of members was approximately $127.1 million for the six months ended June 30, 2015, compared to funds paid of $164.9 million during the same period in 2014. These funds represent the net amounts of subsidies received from CMS and the related prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility.

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

Capital Resources

Debt

Senior Notes

As discussed in Key Developments and Accomplishments, in June 2015 we completed the offering and sale of $300.0 million aggregate principal amount of our Senior Notes pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million which is being amortized over the remaining term of the Senior Notes. We received net proceeds of $308.9 million from this issuance, after approximately $4.6 million incurred in debt issuance costs. Interest is payable on May 15 and November 15 each year, with the first interest payment due on November 15, 2015. As of June 30, 2015, our outstanding Senior Notes totaled $913.3 million.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture") each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The indenture under which the Senior Notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of our subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of our subsidiaries to pay dividends, make other payments, and guarantee indebtedness;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	merge or consolidate with other entities.

Credit Agreement

As of June 30, 2015, our outstanding debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility") of up to $300.0 million, which may be used for general corporate purposes of the Company and its subsidiaries. The Term Loan matures in September 2016 and the commitments under the Revolving Credit Facility expire on November 14, 2018. Any amounts outstanding under the Revolving Credit Facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% and 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The annual interest rate on the Term Loan was 2.25% as of June 30, 2015.

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

As of June 30, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the Credit Agreement.

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

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $746.0 million at December 31, 2014. At June 30, 2015, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at June 30, 2015, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $53.3 million in the aggregate. We received $45.5 million in dividends from our regulated subsidiaries during the six month period ended June 30, 2015, all of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2014 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates during the three months ended June 30, 2015 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of June 30, 2015, we had cash and cash equivalents of $1.3 billion, short-term investments classified as current assets of $220.8 million, long-term investments of $155.8 million and restricted investments on deposit for licensure of $198.9 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2015 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements of this 2015 Form 10-Q is incorporated herein by reference. There have been no material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our credit agreement and the indenture governing our senior notes have certain restrictions on our ability to pay cash dividends.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Tampa, Florida on August 5, 2015.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Maurice S. Hebert
Maurice S. Hebert
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	August 13, 2004	3.1
3.1.1	Amendment to Amended and Restated Certificate of Incorporation	10-Q	November 4, 2009	3.1.1
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation	8-K	May 28, 2014	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
4.2.1	First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	First Amendment dated as of May 11, 2015 to the Amended and Restated Credit Agreement, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A. and U.S. Bank National Association as co-documentation agents and J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers.	8-K	May 12, 2015	10.1
10.2	Amendment No. 20 dated January 9, 2015, to Contract 0654 by and between the Georgia Department of Community Health and WellCare of Georgia, Inc.*	8-K	May 18, 2015	10.2
10.3
Amendment 3 to the Amended and Restated Managed Care Contract dated October 1, 2013, between WellCare Health Insurance Company of Kentucky, Inc. (d/b/a WellCare of Kentucky, Inc.) and the Commonwealth of Kentucky, Finance and Administration Cabinet †

10.4
Contract for Medicaid Managed Care Services dated June 30, 2015, between the Commonwealth of Kentucky, Cabinet for Health and Family Services, Division of Medicaid Services, and WellCare of Kentucky, Inc. †

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
	* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.