Form 10-Q
period 2015-09-30
WELLCARE HEALTH PLANS, INC.
filed 2015-11-05
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 3, 2015, there were 44,105,080 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premium	$3,437.3	$3,396.3	$10,381.9	$9,511.0
Investment and other income	3.7	11.2	11.5	34.1
Total revenues	3,441.0	3,407.5	10,393.4	9,545.1

Expenses:
Medical benefits	2,947.4	2,996.6	8,976.7	8,460.8
Selling, general and administrative	279.6	261.5	792.0	735.7
ACA industry fee	53.9	34.7	170.5	103.3
Medicaid premium taxes	26.7	21.3	66.9	57.0
Depreciation and amortization	18.2	14.4	53.1	44.0
Interest	15.1	9.5	39.0	28.0
Impairment and other charges	—	—	—	24.1
Total expenses	3,340.9	3,338.0	10,098.2	9,452.9
Income from operations	100.1	69.5	295.2	92.2
Gain on divestiture of business	4.6	—	4.6	—
Bargain purchase gain	—	(7.8)	—	31.6
Income before income taxes	104.7	61.7	299.8	123.8
Income tax expense	68.3	42.4	194.2	67.9
Net income	36.4	19.3	105.6	55.9

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	—	(0.2)	(0.8)	1.0
Income tax expense (benefit) related to other comprehensive income	0.4	(0.2)	0.1	—
Other comprehensive (loss) income, net of tax	(0.4)	—	(0.9)	1.0
Comprehensive income	$36.0	$19.3	$104.7	$56.9

Earnings per common share:
Basic	$0.83	$0.44	$2.40	$1.27
Diluted	$0.82	$0.44	$2.38	$1.27

Weighted average common shares outstanding:
Basic	44,084,004	43,885,779	44,040,253	43,851,759
Diluted	44,424,305	44,186,034	44,362,208	44,144,045

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,423.1	$1,313.5
Short-term investments	226.8	172.8
Premiums receivable, net	667.3	609.0
Pharmacy rebates receivable, net	322.5	358.9
Receivables from government partners	—	83.0
Funds receivable for the benefit of members	1,105.4	781.5
Deferred ACA industry fee	56.8	—
Income taxes receivable	12.3	—
Prepaid expenses and other current assets, net	163.7	170.5
Deferred income tax asset	33.1	37.1
Total current assets	4,011.0	3,526.3

Property, equipment and capitalized software, net	240.1	187.1
Goodwill	263.2	263.2
Other intangible assets, net	82.6	101.0
Long-term investments	138.7	257.3
Restricted investments	194.3	150.3
Other assets	10.8	9.8
Total Assets	$4,940.7	$4,495.0

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,462.4	$1,483.8
Unearned premiums	15.4	86.9
Accounts payable	24.5	18.9
Other accrued expenses and liabilities	367.5	294.7
Current portion of long-term debt	300.0	—
Current portion of amount payable related to investigation resolution	—	35.2
Income taxes payable	—	1.9
Other payables to government partners	43.1	14.3
Total current liabilities	2,212.9	1,935.7

Deferred income tax liability	80.9	48.4
Long-term debt	912.7	900.0
Other liabilities	25.0	15.0
Total Liabilities	3,231.5	2,899.1

Commitments and contingencies (see Note 11)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	September 30, 2015	December 31, 2014
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,104,883 and 43,914,106 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	0.4	0.4
Paid-in capital	511.6	503.0
Retained earnings	1,198.7	1,093.1
Accumulated other comprehensive loss	(1.5)	(0.6)
Total Stockholders' Equity	1,709.2	1,595.9
Total Liabilities and Stockholders' Equity	$4,940.7	$4,495.0

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	261,886	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(79,129)	—	(7.0)	—	—	(7.0)
Stock-based compensation expense, net of forfeitures	—	—	13.5	—	—	13.5
Incremental tax benefit from stock-based compensation	—	—	1.8	—	—	1.8
Comprehensive income	—	—	—	105.6	(0.9)	104.7
Balance at September 30, 2015	44,104,883	$0.4	$511.6	$1,198.7	$(1.5)	$1,709.2

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$105.6	$55.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53.1	44.0
Stock-based compensation expense	13.5	9.2
Gain on divestiture of business	(4.6)	—
Bargain purchase gain	—	(31.6)
Deferred ACA fee amortization	170.5	103.3
Asset impairment and other charges	—	24.1
Incremental tax benefit from stock-based compensation	(1.8)	(0.3)
Deferred taxes, net	39.3	(1.4)
Provision for doubtful receivables	12.0	11.2
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(69.3)	(21.8)
Pharmacy rebates receivable, net	36.4	(125.7)
Prepaid expenses and other current assets, net	6.2	(49.1)
Medical benefits payable	(5.0)	406.8
Unearned premiums	(67.9)	0.2
Accounts payable and other accrued expenses	(121.9)	(114.6)
Other payables to government partners	112.1	(98.1)
Amount payable related to investigation resolution	(35.2)	(35.4)
Income taxes receivable/payable, net	(8.6)	(8.2)
Other, net	3.5	10.9
Net cash provided by operating activities	237.9	179.4

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(17.2)	117.0
Purchases of investments	(100.8)	(359.2)
Proceeds from sales and maturities of investments	109.2	333.6
Additions to property, equipment and capitalized software, net	(94.6)	(46.4)
Net cash (used in) provided by investing activities	(103.4)	45.0

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	308.9	298.6
Proceeds from exercises of stock options	0.3	0.2
Incremental tax benefit from stock-based compensation	1.8	0.3
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(7.0)	(2.4)
Payments on capital leases	(0.1)	(1.1)
Funds paid for the benefit of members, net	(328.8)	(452.0)
Net cash used in financing activities	(24.9)	(156.4)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions) - Continued

	For the Nine Months Ended September 30,
	2015	2014
Increase in cash and cash equivalents	109.6	68.0
Balance at beginning of period	1,313.5	1,482.5
Balance at end of period	$1,423.1	$1,550.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$161.5	$68.2
Cash paid for interest	$24.0	$18.1
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$15.4	$2.3

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), provides managed care services for government-sponsored health care coverage with a focus on Medicaid and Medicare programs. As of September 30, 2015, we served approximately 3.8 million members. During the nine months ended September 30, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of September 30, 2015, we also operated Medicare Advantage ("MA") coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K ("2014 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission in February 2015. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Favorable prior year reserve development for the nine months ended September 30, 2015 was approximately $53.8 million, primarily related to the Medicaid Health Plans segment, compared to net unfavorable development of $46.2 million recognized during the corresponding period in 2014. Such amounts are net of the development relating to refunds due to government customers associated with minimum medical loss ratio provisions.

We evaluate our contracts to determine if it is probable that a loss will be incurred.  We establish a premium deficiency reserve ("PDR") when it is probable that expected future medical benefits and administrative expenses will exceed future premiums and reinsurance recoveries for the remainder of a contract period. For purposes of determining a PDR, we do not consider investment income and contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.  A PDR is recorded as medical benefits expense and in medical benefits payable. Once established, a PDR is reduced over the contract period as an offset to actual losses. We re-evaluate our PDR estimates each reporting period and, if estimated future losses differ from those in the current PDR estimate, we adjust the liability through medical benefits expense, as necessary.

ACA Industry Fee

In 2014, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), began imposing an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and $11.3 billion in 2015. The ACA industry fee is not deductible for income tax purposes. We paid our final 2015 assessment of $227.3 million for such fees to the Internal Revenue Services ("IRS") in September 2015, a decrease of $5.5 million compared to our prior estimate at June 30, 2015. On January 1, 2015, we recorded a corresponding deferred expense asset that is being amortized to expense on a straight line basis during the calendar year and was adjusted in September 2015 upon receipt of the final IRS invoice. We incurred approximately $53.9 million and $34.7 million of such amortization as ACA industry fee expense in the three months ended September 30, 2015 and 2014, respectively, and approximately $170.5 million and $103.3 million of such amortization in the nine months ended September 30, 2015 and 2014, respectively. The deferred expense asset amounted to $56.8 million at September 30, 2015 and is reported as "Deferred ACA industry fee" on the condensed consolidated balance sheet.

We have obtained amendments, written agreements and other documentation from our Medicaid customers to reimburse us for the effect of the industry fee on our Medicaid plans for 2015, including its non-deductibility for income tax purposes. Accordingly, we recognized $51.1 million and $159.3 million of reimbursement for the ACA industry fee as premium revenue in the three and nine months ended September 30, 2015, respectively, compared to $37.1 million and $93.9 million recognized in the three and nine months ended September 30, 2014, respectively.

Goodwill and Other Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at September 30, 2015 and December 31, 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and MA reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2015, we determined that the fair value of each reporting unit exceeded its carrying value and no further goodwill impairment assessment was necessary.

We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily related to the $18.0 million partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice Health Plan, Inc. as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations. During 2015, no events or circumstances have occurred which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during the nine months ended September 30, 2015.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard effective January 1, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts", which addresses enhanced disclosure requirements for short-duration insurance contracts. The disclosures required by this update are aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, as well as the timing, frequency and severity of claims. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements." ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, these standards will be effective for annual periods beginning after December 15, 2015, and interim periods within annual reporting periods beginning after December 15, 2016. We will adopt these standards effective January 1, 2016. We do not believe the adoption of these standards will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective dates of ASU 2014-09 by one year. As such, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016, will be permitted. We are currently evaluating the effect of the new revenue recognition guidance.

2. ACQUISITIONS AND DIVESTITURES

Windsor Acquisition

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group ("Munich"). We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements.

The accounting for the Windsor acquisition was finalized during the fourth quarter of 2014, and based on the final purchase price allocation, we allocated $195.3 million of the purchase price to identifiable tangible net assets and $54.3 million of the purchase price to identifiable intangible assets. We paid $17.2 million associated with the final purchase price settlement during the quarter ended June 30, 2015. The weighted average amortization period for the intangible assets was 11.5 years.

Based on the final purchase price allocation, the fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller by $29.5 million, which was recognized as a bargain purchase gain for the year ended December 31, 2014. We recognized $31.6 million of the bargain purchase gain in the nine months ended September 30, 2014, which included a $7.8 million decrease to the gain recognized during the three months ended September 30, 2014. The final bargain purchase gain reflects refined estimates of the fair value of certain assets and tax benefits acquired as part of the transaction.

Sterling Life Insurance Company Divestiture

In March 2015, we entered into an agreement to divest Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business that we acquired as part of the Windsor transaction in January 2014. The transaction closed on July 1, 2015 and did not have a material effect on our results of operations, financial position or cash flows.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP provides assistance to qualifying families who are not eligible for Medicaid because their incomes exceed the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Kentucky	19%	18%	19%	18%
Florida	17%	15%	16%	13%
Georgia	12%	13%	12%	13%

In September 2015, we received a Notice of Intent to Award a contract from the Georgia Department of Community Health ("Georgia DCH") to continue serving Medicaid members in Georgia. Services under the new contract are expected to commence on July 1, 2016, with an initial one-year term and five additional one-year renewal options at Georgia DCH's discretion. In June 2015, Georgia DCH exercised its option to extend the term of our current Georgia Medicaid contract through June 30, 2016.

In June 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract commenced on July 1, 2015 and is for one year. The new contract can be renewed for up to four additional one-year terms upon the mutual agreement of the parties, potentially extending it through June 30, 2020.

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

Medicare Health Plans

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services ("CMS"). Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Prior to July 1, 2015, our Medicare Health Plans reportable segment included the combined operations of both the MA and Medicare Supplement operating segments. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture and as a result, the Medicare Health Plans reportable segment only reflects MA operations for the three months ended September 30, 2015.

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

Summary of Financial Information

We allocate goodwill and other intangible assets, as well as the ACA industry fee, to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense to our reportable segments. The Company's decision makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

A summary of financial information for our reportable segments through the gross margin level and a reconciliation to income from operations is presented in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Premium revenue:	(in millions)
Medicaid Health Plans	$2,273.9	$2,127.9	$6,728.0	$5,631.2
Medicare Health Plans	961.1	1,012.2	2,937.1	2,953.5
Medicare PDPs	202.3	256.2	716.8	926.3
Total premium revenue	3,437.3	3,396.3	10,381.9	9,511.0
Medical benefits expense:
Medicaid Health Plans	1,991.3	1,849.0	5,842.2	4,933.5
Medicare Health Plans	834.8	918.0	2,548.8	2,633.5
Medicare PDPs	121.3	229.6	585.7	893.8
Total medical benefits expense	2,947.4	2,996.6	8,976.7	8,460.8
ACA industry fee expense:
Medicaid Health Plans	33.0	20.4	102.2	60.6
Medicare Health Plans	14.9	11.4	50.7	34.0
Medicare PDPs	6.0	2.9	17.6	8.7
Total ACA industry fee expense	53.9	34.7	170.5	103.3
Gross margin
Medicaid Health Plans	249.6	258.5	783.6	637.1
Medicare Health Plans	111.4	82.8	337.6	286.0
Medicare PDPs	75.0	23.7	113.5	23.8
Total gross margin	436.0	365.0	1,234.7	946.9
Investment and other income	3.7	11.2	11.5	34.1
Other expenses	(339.6)	(306.7)	(951.0)	(888.8)
Income from operations	$100.1	$69.5	$295.2	$92.2

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted-average common shares outstanding — basic	44,084,004	43,885,779	44,040,253	43,851,759
Dilutive effect of outstanding stock-based compensation awards	340,301	300,255	321,955	292,286
Weighted-average common shares outstanding — diluted	44,424,305	44,186,034	44,362,208	44,144,045
Anti-dilutive stock-based compensation awards excluded from computation	59,263	12,951	67,432	38,703

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	140.0	0.2	(0.2)	140.0
Money market funds	45.9	—	—	45.9
Municipal securities	50.9	0.4	(0.2)	51.1
U.S. government securities	12.1	0.1	—	12.2
Variable rate bond fund	85.1	—	(0.5)	84.6
	$368.0	$0.7	$(3.2)	$365.5
December 31, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.3	—	—	0.3
Corporate debt and other securities	162.2	0.1	(0.4)	161.9
Money market funds	41.4	—	—	41.4
Municipal securities	86.9	0.5	(0.1)	87.3
U.S. government securities	21.7	0.1	(0.1)	21.7
Variable rate bond fund	85.1	0.2	(0.1)	85.2
	$431.7	$0.9	$(2.5)	$430.1

Realized gains and losses on sales and redemptions of investments were not material for the three and nine months ended September 30, 2015 and 2014.

Contractual maturities of available-for-sale securities at September 30, 2015 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.7	$—	$—	$—	$31.7
Corporate debt and other securities	140.0	71.4	68.6	—	—
Money market funds	45.9	45.9	—	—	—
Municipal securities	51.1	16.7	26.5	7.9	—
U.S. government securities	12.2	8.2	4.0	—	—
Variable rate bond fund	84.6	84.6	—	—	—
	$365.5	$226.8	$99.1	$7.9	$31.7

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.7 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail in 2015. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.4 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of September 30, 2015.

There were no material redemptions or sales of our auction rate securities during the three and nine months ended September 30, 2015 and 2014, and accordingly, gains and losses associated with our auction rate securities were not material during any of those periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Cash	$60.6	$—	$—	$60.6
Certificates of deposit	1.1	—	—	1.1
Money market funds	66.6	—	—	66.6
U.S. government securities	65.9	0.1	—	66.0
	$194.2	$0.1	$—	$194.3
December 31, 2014
Cash	$53.3	$—	$—	$53.3
Certificates of deposit	1.0	—	—	1.0
Money market funds	65.9	—	—	65.9
U.S. government securities	30.1	0.1	(0.1)	30.1
	$150.3	$0.1	$(0.1)	$150.3

Our restricted investments increased by $44.0 million from December 31, 2014 as a result of increased membership in our New Jersey Medicaid business resulting from our July 2014 acquisition in this state. Realized gains and losses on restricted investments were not material for the three and nine months ended September 30, 2015 and 2014.

7. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based compensation awards was $4.8 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively, and $13.5 million and $9.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $29.4 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The unrecognized compensation cost for our performance stock units ("PSUs"), which are subject to variable accounting, was determined based on the closing common stock price of $86.18 as of September 30, 2015 and amounted to approximately $12.0 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of stock option activity for the nine months ended September 30, 2015 is presented in the table below.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	8,020	$38.92
Granted	—	—
Exercised	(8,020)	38.92
Forfeited and expired	—	—
Outstanding as of September 30, 2015	—	$—

A summary of restricted stock unit ("RSU"), PSU and market stock unit ("MSU") award activity for the nine months ended September 30, 2015 at target is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2015	406,903	395,075	113,663	915,641
Granted	113,781	136,231	67,288	317,300
Vested	(194,695)	(34,814)	(32,494)	(262,003)
Forfeited and expired	(24,409)	(92,504)	(12,608)	(129,521)
Outstanding as of September 30, 2015	301,580	403,988	135,849	841,417

The weighted-average grant-date fair value of all equity awards granted during the nine months ended September 30, 2015 was $97.98.

8. DEBT

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. We are using the proceeds for general corporate purposes, including organic growth and working capital. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. We received net proceeds of $308.9 million from the June 2015 issuance, after approximately $4.6 million incurred in debt issuance costs. Interest is payable on May 15 and November 15 each year, with the next interest payment due on November 15, 2015. As of September 30, 2015, our outstanding Senior Notes totaled $912.7 million, which were classified as long-term debt in our condensed consolidated balance sheet based on their November 2020 maturity date.

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

Credit Agreement

As of September 30, 2015, our current portion of long-term debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility") of up to $300.0 million, which has not been drawn upon and may be used for general corporate purposes of the Company and its subsidiaries. The Term Loan matures in September 2016 and the commitments under the Revolving Credit Facility expire on November 14, 2018. Any amounts outstanding under the Revolving Credit Facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% to 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The interest rate on the Term Loan was 2.31% as of September 30, 2015.

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

As of September 30, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the Credit Agreement.

9. FAIR VALUE MEASUREMENTS

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets and liabilities are measured at fair value on a recurring basis and are disclosed below. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2014 Form 10-K.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$21.0	$—	$21.0	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	119.0	—	119.0	—
Money market funds	45.9	45.9	—	—
Municipal securities	51.1	—	51.1	—
U.S. government and agency obligations	12.2	11.2	1.0	—
Variable rate bond fund	84.6	84.6	—	—
Total investments	$365.5	$141.7	$192.1	$31.7
Restricted investments:
Cash	60.6	60.6	—	—
Certificates of deposit	1.1	—	1.1	—
Money market funds	66.6	66.6	—	—
U.S. government and agency obligations	66.0	66.0	—	—
Total restricted investments	$194.3	$193.2	$1.1	$—

Amounts accrued related to investigation resolution	$—	$—	$—	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.3	$—	$23.3	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.3	—	0.3	—
Corporate debt securities	138.6	—	138.6	—
Money market funds	41.4	41.4	—	—
Municipal securities	87.3	—	87.3	—
U.S. government securities	21.7	16.8	4.9	—
Variable rate bond fund	85.2	85.2	—	—
Total investments	$430.1	$143.4	$254.4	$32.3
Restricted investments:
Cash	$53.3	$53.3	$—	$—
Certificates of deposit	1.0	—	1.0	—
Money market funds	65.9	65.9	—	—
U.S. government securities	30.1	30.1	—	—
Total restricted investments	$150.3	$149.3	$1.0	$—

Amounts accrued related to investigation resolution	$35.2	$—	$35.2	$—

The following table presents the carrying value and fair value of our Senior Notes as of September 30, 2015, and our Senior Notes and Term Loan as of December 31, 2014:

	September 30, 2015	December 31, 2014
Long term debt	$912.7	$900.0
Approximate fair value of our long-term debt	942.8	908.7

The fair value of our Senior Notes was determined based on quoted market prices and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan as of December 31, 2014 was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities, and therefore would be classified within Level 2 of the fair value hierarchy. The current carrying value of our Term Loan approximates the fair value; therefore, the carrying value and fair value were excluded from the table above for September 30, 2015.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the nine months ended September 30, 2015.

Balance as of January 1, 2015	$32.3
Realized gains (losses) in earnings	—
Unrealized gains (losses) in other comprehensive income	(0.5)
Purchases, sales and redemptions	(0.1)
Net transfers in or (out) of Level 3	—
Balance as of September 30, 2015	$31.7

10. INCOME TAXES

Our effective income tax rate was 65.2% and 68.7% for the three months ended September 30, 2015 and 2014, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2015 and the bargain purchase gain reduction in 2014, partially offset by the effect of an increase in the non-deductible ACA industry fee in 2015. Our effective income tax rate was 64.8% and 54.8% for the nine months ended September 30, 2015 and 2014, respectively. The higher 2015 rate primarily reflects the effect of higher non-deductible ACA industry fees in 2015 and a favorable effect from the Windsor bargain purchase gain in 2014, partially offset by the benefit of higher income before income taxes in 2015.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $9.7 million, gross before the effect of taxes, for such compensation during the nine months ended September 30, 2015. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review. Therefore, we have recognized a cumulative liability for unrecognized tax benefits amounting to $14.0 million at September 30, 2015, which includes $10.4 million of previously recorded tax expense from prior periods which we reversed in 2014. The unrecognized tax benefit, if recognized, would reduce the effective income tax rate.

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

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this note. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or a witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, associate, agent or fiduciary of the Company or any of our subsidiaries. The indemnification agreements require us to indemnify an indemnitee against all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee of expenses advanced if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

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

We have also previously advanced legal fees and related expenses to these five individuals regarding: disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday. The Delaware Chancery Court

cases have concluded. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. These actions, as well as the action by the Commission, are currently stayed.

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $205.8 million from the inception of the investigations through September 30, 2015. We incurred $7.0 million and $19.9 million of these fees and related expenses during the three and nine months ended September 30, 2015, respectively, and $8.6 million and $23.5 million for the same periods in 2014. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

12. SUBSEQUENT EVENT

Iowa Contract

As previously announced, on October 9, 2015, WellCare signed a contract with the Iowa Department of Human Services (“DHS”) to serve Iowa’s Medicaid Managed Care program, IA Health Link, statewide. We expect to be assigned members during the fourth quarter of 2015, and services under the contract are expected to begin on January 1, 2016. The term of the contract is for three years and may be extended for two additional one-year terms at DHS’ discretion.
Considering the initial premium rate structure, estimated medical benefits and other costs to be incurred during the initial three-year contractual term of the Iowa Medicaid Managed Care program, we will be completing a PDR evaluation in the fourth quarter of 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2015 ("2015 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, including the new Iowa Medicaid program, the potential new Georgia Medicaid contract, any anticipated premium deficiency reserve ("PDR"), rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this section of this 2015 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") as well as the update to these Risk Factors disclosed in Part II, Item 1A of this 2015 Form 10-Q. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors, including the outcome of any protests related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive hepatitis C medications, potential reductions in Medicaid and Medicare revenue, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives, ability to control our medical costs, including through our vendors, and other operating expenses may affect our premium revenue, medical expenses, profitability, cash flows and liquidity. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs or PDRs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, including, but not limited to, our ability to meet the requirements of readiness reviews, our ability to effectively execute and integrate acquisitions and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take further impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including, but not limited to, limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business. We also may be unable to comply with the terms of our Corporate Integrity Agreement, which could result in monetary penalties or exclusion from participating in federal health care programs.

OVERVIEW

Introduction

Headquartered in Tampa, Florida, we focus exclusively on providing government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), to families, children, seniors and individuals with complex medical needs. As of September 30, 2015, we served approximately 3.8 million members in 49 states and the District of Columbia. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended September 30, 2015. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at September 30, 2015 declined by 251,000, or 6%, compared to September 30, 2014, mainly driven by a decline in PDP membership due to our bid positioning for the 2015 plan year, as well as a decline in our Medicare Health Plans membership due to the divestiture of our Medicare Supplement business. However, Medicaid Health Plans membership increased 147,000, or 7% year-over-year, primarily from organic growth in our Florida, Illinois and Kentucky plans.

▪
Premiums increased 1% for the three months ended September 30, 2015 compared to the same period in 2014, mainly reflecting membership growth in our Medicaid Health Plans segment, primarily in Florida, Illinois and Kentucky, and increased ACA industry fee reimbursement from our Medicaid customers, partially offset by the effect of lower membership in our Medicare Health Plans and Medicare PDPs segments.

▪
Net Income for the three months ended September 30, 2015 increased $17.1 million, or 89%, compared to the same period in 2014 primarily attributable to improved performance in our Medicare Health Plans and Medicare PDPs segments, due to our bid positioning for the 2015 plan year, and improved pharmacy rebates management, partially offset by the increase in ACA industry fee expense for 2015.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our strategic business priorities that have affected, or are expected to affect, our results:

•
In October 2015, we signed a contract with the Iowa Department of Human Services ("DHS") to serve Iowa’s Medicaid Managed Care program, IA Health Link, statewide. We expect to be assigned members during the fourth quarter of 2015, and services under the contract are expected to begin on January 1, 2016. The term of the contract is for three years and may be extended for two additional one-year terms at DHS’ discretion.

•
In September 2015, we received a Notice of Intent to Award ("NOIA") a contract from the Georgia Department of Community Health ("Georgia DCH") to continue serving Medicaid members in Georgia. Services under the new contract are expected to begin on July 1, 2016, with an initial one-year term and five additional one-year renewal options at Georgia DCH's discretion. Three other plans also received a NOIA, which will increase the total number of participating plans from three to four. As of September 30, 2015, we served approximately 591,000 Medicaid members in Georgia.

•	In September 2015, we achieved accreditation by the National Committee for Quality Assurance ("NCQA") for our Medicaid health plan in South Carolina.

•
In June 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract commenced on July 1, 2015 and is for one year. The new contract can be renewed for up to four additional one-year terms upon the mutual agreement of the parties, potentially extending it through June 30, 2020. As of September 30, 2015, we served approximately 436,000 Medicaid members in Kentucky.

•
In July 2015, we divested Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business that we acquired as part of the Windsor Health Group, Inc. ("Windsor") transaction in January 2014. The Sterling transaction closed on July 1, 2015 and did not have a material effect on our results of operations or financial position.

•
In June 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. We received net proceeds of $308.9 million from the issuance, which we are using for general corporate purposes, including organic growth and working capital.

•
In May 2015, we announced that the New York State Department of Health renewed our contract to continue serving New York’s Medicaid Managed Care program in eleven counties retroactively effective March 1, 2014. The new contract runs through February 2019. As of September 30, 2015, we served approximately 120,000 Medicaid members in New York.

•
In May 2015, our Staywell Health Plan was selected by the Florida Healthy Kids Corporation ("FHKC") to continue providing managed care services for children as part of the Florida Healthy Kids program in nine regions. These regions include the Pensacola, Tallahassee, Gainesville, Jacksonville, Fort Lauderdale, Fort Myers and Miami metropolitan areas. As of September 30, 2015, we served approximately 65,000 Florida Healthy Kids members. The contract commenced on October 1, 2015 and is for a term of two years which may be extended for two additional one-year terms at FHKC’s discretion.

•
In March 2015, our Missouri Care, Incorporated ("Missouri Care") health plan was selected to continue serving Medicaid recipients participating in the MO HealthNet Managed Care program. The new contract commenced on July 1, 2015 and is for one year with two renewal options. As of September 30, 2015, Missouri Care serves approximately 110,000 MO HealthNet Managed Care Medicaid members across 53 counties and the city of St. Louis.

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

Political and Regulatory Developments

Medicare

The Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015. This Act reauthorized the MA special needs programs through December 31, 2018, and preserved and extended the Children’s Health Insurance Program ("CHIP") funding through fiscal year 2017. The Act also replaced the sustainable growth rate formula by eliminating the rate cuts to the provider fee schedule that would have occurred in connection with the sustainable growth rate formula, and gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules would also adjust rates based on quality performance.

In April 2015, the CMS final call letter revised the proposed 2016 rates, which we estimate will result in a rate decrease of approximately 1% compared with our 2015 rates.

Star Ratings

The CMS final call letter stated that based on the 2016 Star Ratings (quality ratings) released in 2015, contracts with less than three stars in three consecutive years may receive non-renewal notices from CMS in February 2016 with an effective date of December 31, 2016. CMS has committed to conducting additional research into what is driving the differential performance of plans with a higher percentage of dual-eligible or low income subsidy members on a subset of measures in the Star Ratings.

CMS recently announced 2016 MA and PDP Star Ratings.  The Star Rating for eight of our 12 MA plans, which serve approximately 74% of our September 30, 2015 MA membership, received an overall rating of 3.0 stars or higher including Florida, California, New Jersey, Connecticut, Hawaii, Illinois, New York and Texas. Our remaining four MA plans, serving seven states, and our PDP received a score of 2.5 for 2016. Our Windsor MA plan, serving Arkansas, Mississippi, Tennessee and South Carolina, representing approximately 11% of our September 30, 2015 MA membership, has received Star Ratings of 2.5 for the third consecutive year and could be subject to termination effective December 31, 2016.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2015	2014	Percentage	2015	2014	Percentage
Revenues:	(Dollars in millions)
Premium	$3,437.3	$3,396.3	1.2%	$10,381.9	$9,511.0	9.2%
Investment and other income	3.7	11.2	(67.0)%	11.5	34.1	(66.3)%
Total revenues	3,441.0	3,407.5	1.0%	10,393.4	9,545.1	8.9%

Expenses:
Medical benefits	2,947.4	2,996.6	(1.6)%	8,976.7	8,460.8	6.1%
Selling, general and administrative	279.6	261.5	6.9%	792.0	735.7	7.7%
ACA industry fee	53.9	34.7	55.3%	170.5	103.3	65.1%
Medicaid premium taxes	26.7	21.3	25.4%	66.9	57.0	17.4%
Depreciation and amortization	18.2	14.4	26.4%	53.1	44.0	20.7%
Interest	15.1	9.5	58.9%	39.0	28.0	39.3%
Impairment and other charges	—	—	—%	—	24.1	(100.0)%
Total expenses	3,340.9	3,338.0	0.1%	10,098.2	9,452.9	6.8%
Income from operations	100.1	69.5	44.0%	295.2	92.2	220.2%
Gain on divestiture of business	4.6	—	NM	4.6	—	NM
Bargain purchase gain	—	(7.8)	(100.0)%	—	31.6	(100.0)%
Income before income taxes	104.7	61.7	69.7%	299.8	123.8	142.2%
Income tax expense	68.3	42.4	61.1%	194.2	67.9	186.0%
Net income	$36.4	$19.3	88.6%	$105.6	$55.9	88.9%
Effective tax rate	65.2%	68.7%	(3.5)%	64.8%	54.8%	10.0%

NM - Not meaningful

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of September 30, 2015 and 2014, respectively.

	September 30, 2015
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	788,000	108,000	40,000	936,000	24.7%
Georgia	591,000	35,000	23,000	649,000	17.1%
Kentucky	436,000	7,000	21,000	464,000	12.3%
Illinois	173,000	16,000	32,000	221,000	5.8%
New York	120,000	47,000	51,000	218,000	5.8%
Other states	291,000	142,000	865,000	1,298,000	34.3%
Total	2,399,000	355,000	1,032,000	3,786,000	100.0%

	September 30, 2014
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	703,000	102,000	62,000	867,000	21.5%
Georgia	613,000	32,000	55,000	700,000	17.3%
Kentucky	408,000	5,000	20,000	433,000	10.7%
Illinois	133,000	15,000	41,000	189,000	4.7%
New York	111,000	52,000	58,000	221,000	5.5%
Other states	284,000	210,000	1,133,000	1,627,000	40.3%
Total	2,252,000	416,000	1,369,000	4,037,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 43,000 and 31,000 of our Medicaid and Medicare membership as of September 30, 2015 and 2014, respectively.

As of September 30, 2015, membership decreased approximately 251,000 members, or 6%, compared to September 30, 2014. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 147,000, or 7% year-over-year, to 2.4 million members as of September 30, 2015. The increase resulted primarily from organic growth in the Florida, Illinois and Kentucky programs, partially offset by a decrease in membership in our Georgia Medicaid market due to statewide eligibility recertifications and changes in membership.

•
Medicare Health Plans. Membership as of September 30, 2015 decreased by 61,000 year-over-year, or 15%, to 355,000 members. The decrease is due to a reduction in our California and New York Medicare membership due to bid actions and county withdrawals in 2015, as well as our exit from the Arizona, Missouri and Ohio MA markets. The reduction also reflects the divestiture of our Medicare Supplement business, which was completed on July 1, 2015. These decreases are partially offset by organic membership growth in Florida and Texas.

•
Medicare PDPs. Membership as of September 30, 2015 decreased 337,000 year-over-year, or 25%, to 1.0 million members. The decrease was primarily due to bid positioning for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions compared to our 2014 bids, in which we were below the benchmark in 30 out of 33 regions, and in the de minimis range in two other regions. PDP members who had been auto-assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans effective January 1, 2015.

Premium Revenue

Premium revenue increased by approximately $41.0 million, or 1%, and $870.9 million, or 9%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase mainly reflects higher membership in our Medicaid Health Plans segment, primarily from organic growth in Florida, Illinois and Kentucky and increased ACA industry fee reimbursement from our Medicaid customers. These increases were partially offset by lower membership in our Medicare PDPs segment resulting from the bid positioning taken for the 2015 plan year, as well as the divestiture of our Medicare Supplement business effective July 1, 2015. The increase in premium revenue for the nine months ended September 30, 2015 also reflects a full nine months of premiums related to our New Jersey Medicaid acquisition, which was completed on July 1, 2014.

Investment and Other Income

Investment and other income was $3.7 million and $11.5 million for the three and nine months ended September 30, 2015, respectively, compared to $11.2 million and $34.1 million for the corresponding periods in 2014. The decrease in the 2015 periods compared to 2014 is primarily due to the outsourcing of our pharmacy mail order operations and a reduction in member copayments.

Medical Benefits Expense

Medical benefits expense decreased by approximately $49.2 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily driven by the favorable result of actions taken relating to our 2015 MA and PDP bids and the divestiture of our Medicare Supplement business effective July 1, 2015, partially offset by the effect of increased Medicaid membership. Medical benefits expense increased $515.9 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the increased Medicaid membership and mix of membership, partially offset by lower membership in our Medicare Health Plans and Medicare PDP segments resulting from our 2015 bid positioning. The increase in medical benefits expense for the nine months ended September 30, 2015 also reflects a full nine months of expense related to our New Jersey Medicaid acquisition, which was completed on July 1, 2014.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the Condensed Consolidated Financial Statements of this 2015 Form 10-Q for additional discussion of investigation-related litigation and other resolution costs. SG&A expense also includes certain costs we incurred relating to the Sterling divestiture as well as transition costs incurred related to a change in our pharmacy claims processing to a new pharmacy benefit manager ("PBM") effective January 1, 2016. We believe it is appropriate to evaluate SG&A expense exclusive of these costs as we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
SG&A expense	$279.6	$261.5	$792.0	$735.7
Adjustments:
Investigation-related costs	(8.6)	(10.7)	(23.3)	(29.3)
Divestiture-related costs	(0.9)	—	(2.0)	—
PBM transitory costs	(3.7)	—	(3.7)	—
Adjusted SG&A expense	$266.4	$250.8	$763.0	$706.4
SG&A ratio (1)	8.1%	7.7%	7.6%	7.7%
Adjusted SG&A ratio (2)	7.9%	7.5%	7.5%	7.5%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three and nine months ended September 30, 2015 increased approximately $18.1 million, or 6.9% and $56.3 million, or 7.7%, respectively, compared to the same periods in 2014. Our adjusted SG&A expense for the three and nine months ended September 30, 2015 increased approximately $15.6 million, or 6.2% and $56.6 million, or 8.0%, respectively, compared to the same periods in 2014. The increase was primarily due to normal operating costs associated with the 2015 growth in Medicaid membership and the effect of lower compensation expense in 2014 resulting from lower management incentive compensation, partially offset by lower membership in our Medicare PDP segment.

Our SG&A ratio was 8.1% and 7.6% for the three and nine months ended September 30, 2015, respectively, compared to 7.7% for both the three and nine months ended September 30, 2014. Our Adjusted SG&A ratio for the three months ended September 30, 2015 increased to 7.9%, compared to 7.5% for the same period in 2014, primarily resulting from lower compensation expense in 2014 related to lower management incentive compensation. Our Adjusted SG&A ratio for the nine months ended September 30, 2015 was 7.5%, which was consistent with the same period in 2014.

ACA Industry Fee

For the three and nine months ended September 30, 2015, we incurred $53.9 million and $170.5 million, respectively, of non-deductible expense for the ACA industry fee compared to $34.7 million and $103.3 million for the same periods for 2014. The increased expense is due to the increased total fee levied on the industry, from $8 billion in 2014 to $11.3 billion in 2015, and the increase in our share of total industry premiums for 2014. We were assessed $227.3 million for the ACA industry fee for the year ended December 31, 2015, which we paid to the Internal Revenue Services ("IRS") in September 2015.

As discussed in Key Developments and Accomplishments, we have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

Interest Expense

Interest expense was $15.1 million and $39.0 million for the three and nine months ended September 30, 2015, respectively, compared to $9.5 million and $28.0 million for the same periods in 2014. The increase is primarily driven by the higher average debt levels during 2015, resulting from the issuance of the $300.0 million Term Loan in September 2014 and the additional $300.0 million issuance of Senior Notes in June 2015.

Impairment and Other Charges

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily relates to the $18.0 million partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations.

Gain on Divestiture of Business

During the three months ended September 30, 2015, we recognized a $4.6 million pre-tax gain resulting from the July 2015 divestiture of Sterling.

Bargain Purchase Gain

As a result of the Windsor acquisition on January 1, 2014, we recognized a bargain purchase gain of approximately $31.6 million during the nine months ended September 30, 2014, as the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller. Approximately $28.3 million of the gain was recognized during the first quarter of 2014 and $11.1 million was recognized during the second quarter of 2014. During the three months ended September 30, 2014, we recognized a $7.8 million decrease to the gain resulting from additional changes in the estimate of tax benefits acquired, as well as estimated additional purchase price settlements with the seller.

Income Tax Expense

Our effective income tax rate was 65.2% and 68.7% for the three months ended September 30, 2015 and 2014, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2015 and the bargain purchase gain reduction in 2014, partially offset by the effect of an increase in the non-deductible ACA industry fee in 2015. Our effective income tax rate was 64.8% and 54.8% for the nine months ended September 30, 2015 and 2014, respectively. The higher 2015 rate primarily reflects the effect of higher non-deductible ACA industry fees in 2015 and a favorable effect from the Windsor bargain purchase gain in 2014, partially offset by the benefit of higher income before income taxes in 2015.

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

Segment Financial Performance Measures

Our primary measurements of profitability for our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement.

We use gross margin and MBR to monitor our management of medical benefits and medical benefits expense. These metrics are utilized to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to include in our networks.

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with generally accepted accounting principles in the United States of America ("GAAP").

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2015	2014	Percentage	2015	2014	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$249.6	$258.5	(3.4)%	$783.6	$637.1	23.0%
Medicare Health Plans	111.4	82.8	34.5%	337.6	286.0	18.0%
Medicare PDPs	75.0	23.7	216.5%	113.5	23.8	376.9%
Total gross margin	436.0	365.0	19.5%	1,234.7	946.9	30.4%
Investment and other income	3.7	11.2	(67.0)%	11.5	34.1	(66.3)%
Other expenses	(339.6)	(306.7)	10.7%	(951.0)	(888.8)	7.0%
Income from operations	$100.1	$69.5	44.0%	$295.2	$92.2	220.2%

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as the Children's Health Insurance Program ("CHIP") and the Managed Long-Term Care ("MLTC") program. As of September 30, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(Dollars in millions)
Premium revenue (1)	2,196.1	2,069.5	6.1%	6,501.8	5,480.3	18.6%
Medicaid premium taxes (1)	26.7	21.3	25.4%	66.9	57.0	17.4%
Medicaid ACA industry fee reimbursement (1)	51.1	37.1	37.7%	159.3	93.9	69.6%
Total premiums	2,273.9	2,127.9	6.9%	6,728.0	5,631.2	19.5%
Medical benefits expense	1,991.3	1,849.0	7.7%	5,842.2	4,933.5	18.4%
ACA industry fee	33.0	20.4	61.8%	102.2	60.6	68.6%
Gross margin	249.6	258.5	(3.4)%	783.6	637.1	23.0%

Medicaid MBR, including Medicaid premium taxes and Medicaid ACA industry fee reimbursements	87.6%	86.9%	0.7%	86.8%	87.6%	(0.8)%
Effect of:
Medicaid premium taxes	1.1%	0.9%		0.9%	0.9%
Medicaid ACA industry fee reimbursement	2.0%	1.5%		2.2%	1.5%
Medicaid MBR (1)	90.7%	89.3%	1.4%	89.9%	90.0%	(0.1)%

Medicaid membership at end of period:	2,399,000	2,252,000	6.5%

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

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") pursuant to which our Staywell Health Plan participates in eight out of the state's 11 regions under the Florida Managed Medical Assistance ("MMA") program. Effective May 1, 2014, we began providing managed care services to Medicaid recipients in three regions as part of the MMA program. Three additional regions were implemented in June 2014, one in July 2014 and one in August 2014, completing the implementation in all eight regions we serve. We received a rate increase effective September 1, 2015, and, consistent with managing new and existing programs, we have been pursuing improvements to care management as well as implementing other medical expense initiatives.

We have received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Consequently, we recognized $51.1 million and $159.3 million of reimbursement for the ACA industry fee as premium revenue in the three and nine months ended September 30, 2015, respectively. The reimbursement in 2015 is higher compared to the $37.1 million and $93.9 million recognized in the same periods in 2014 is due to the increase in the underlying ACA industry fee expense.

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and nine months ended September 30, 2015 increased 6.1% and 18.6%, respectively, compared to the same periods in 2014. The increase was driven by increased membership in Florida due to organic growth and participation in the Florida MMA program, higher per member per month ("PMPM") rates related to the Florida MMA membership, growth in Kentucky from increased participation in the ACA Medicaid expansion program and growth in Illinois resulting from higher auto-assigned membership. The increase in Medicaid premium revenue for the nine months ended September 30, 2015 also reflects a full nine months of premiums related to our New Jersey acquisition, which was completed on July 1, 2014.

Medical benefits expense for the three and nine months ended September 30, 2015 increased by approximately 7.7% and 18.4%, respectively, compared to the same periods in 2014, primarily driven by the increase in membership. Our Medicaid Health Plans segment MBR, excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursement, increased by 140 basis points for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a rate decrease in Kentucky that was effective July 1, 2015, and year-over-year variability in results for certain smaller markets. For the nine months ended September 30, 2015, the segment MBR was consistent with the same period in 2014.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of September 30, 2015, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also offered Medicare Supplement policies in 39 states through June 30, 2015. The operations of our Medicare Supplement business were not material to overall segment results. See Key Developments and Accomplishments above for further discussion regarding the divestiture of Sterling.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$961.1	$1,012.2	(5.0)%	$2,937.1	$2,953.5	(0.6)%
Medical benefits expense	834.8	918.0	(9.1)%	2,548.8	2,633.5	(3.2)%
ACA industry fee	14.9	11.4	30.7%	50.7	34.0	49.1%
Gross margin	$111.4	$82.8	34.5%	$337.6	$286.0	18.0%
MBR	86.9%	90.7%	(3.8)%	86.8%	89.2%	(2.4)%
Membership	355,000	416,000	(14.7)%

In 2015, we maintain focus on three primary areas in Medicare Advantage:

•	continuing execution on medical expense and quality initiatives led by our clinical services group;

•	continuing to take a more disciplined portfolio approach to our MA bids for 2016, including a focus on net income; and

•
continuing our efforts to improve our Star Ratings, both in terms of execution on quality initiatives and on alignment of the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

Medicare premium revenue for the three and nine months ended September 30, 2015 decreased 5.0% and 0.6%, respectively, compared to the same periods in 2014, primarily resulting from the decline in membership caused by our 2015 bid actions, which included exiting from two counties in California, as well as exiting from MA in Arizona, Missouri and Ohio. The decline also reflects the divestiture of our Medicare Supplement business effective July 1, 2015, partially offset by organic membership growth in Florida and Texas.

Medical benefits expense for the three and nine months ended September 30, 2015 decreased by approximately 9.1% and 3.2% compared to the same periods in 2014, resulting primarily from the county and state exits previously noted. The Medicare Health Plans segment MBR decreased by 380 basis points and 240 basis points for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, reflecting improved operating performance as a result of bid actions for the 2015 plan year as well as the continued implementation of medical expense initiatives.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of September 30, 2015, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR is generally lower in the second half of the year as compared to the first half. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$202.3	$256.2	(21.0)%	$716.8	$926.3	(22.6)%
Medical benefits expense	121.3	229.6	(47.2)%	585.7	893.8	(34.5)%
ACA industry fee	6.0	2.9	106.9%	17.6	8.7	102.3%
Gross margin	$75.0	$23.7	216.5%	$113.5	$23.8	376.9%
MBR	60.0%	89.6%	(29.6)%	81.7%	96.5%	(14.8)%
Membership	1,032,000	1,369,000	(24.6)%

Medicare PDPs premium revenue for the three and nine months ended September 30, 2015 decreased 21.0% and 22.6%, respectively, compared to the same periods in 2014, primarily due to the decrease in membership resulting from specific actions taken in the 2015 bids. Medicare PDPs MBR improved to 60.0% and 81.7% for the three and nine months ended September 30, 2015, respectively, compared to 89.6% and 96.5% for the same periods in 2014. This improvement reflects bid positioning taken to better balance membership and margin improvement for the 2015 plan year, as well as an increase in pharmacy rebates resulting from improved pharmacy rebate management.

OUTLOOK

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans segment, excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursement, to be $8.70 billion to $8.75 billion for 2015 compared with $7.6 billion in 2014 resulting primarily from a full-year contribution from Florida MMA and New Jersey revenue, as well as growth in other state programs, such as Kentucky. The expected premium revenue for 2015 includes a rate increase for Georgia, effective July 1, 2015, a rate increase for Florida MMA, effective September 1, 2015 and a rate decrease for Kentucky effective July 1, 2015. For the full-year 2015, we currently estimate Medicaid premium taxes of approximately $93.0 million to $95.0 million, and Medicaid ACA industry fee reimbursement of approximately $213.0 million to $215.0 million.

Considering the initial premium rate structure, estimated medical benefits and other costs to be incurred during the three year contractual term of the Iowa Medicaid Managed Care program ("Iowa"), we will be completing a PDR evaluation in the fourth quarter of 2015 and currently expect to record a pre-tax PDR in the range of $85.0 million to $95.0 million. As a result of the PDR and initial start-up costs, we anticipate making a capital contribution from the parent to our Iowa regulated subsidiary to maintain the initial required minimum statutory capital and surplus in the fourth quarter of 2015. Although the anticipated PDR and start-up costs related to Iowa will be reflected in our operating results, including the Medicaid MBR and Adjusted SG&A ratio metrics, they have been excluded below for purposes of the 2015 outlook for comparability.

Medicaid Health Plans segment MBR is expected to be in the range of 89.75% to 90.25% for 2015, excluding the effect of Medicaid premium taxes, the Medicaid ACA industry fee reimbursement as well as the anticipated Iowa PDR. The expected year-over-year decrease compared to 90.5% for 2014 primarily results from our performance improvement plan that was implemented in 2014 and has continued throughout 2015.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be $3.90 billion to $3.95 billion in 2015, consistent with the prior year. Medicare Health Plans MBR is expected to be in the range of 86.50% to 87.00% for 2015, compared with 88.5% in 2014. The expected year-over-year improvement in 2015 reflects an improvement in operating performance as a result of bid positioning for the 2015 plan year and the continued implementation of medical expense initiatives.

Medicare PDPs - We expect premium revenue for our Medicare PDP segment to be $925 million to $975 million in 2015 compared with $1.2 billion for 2014, primarily driven by a decline in membership resulting from bid positioning for the 2015 plan year. Medicare PDP MBR is expected to be in the range of 80.75% to 81.25%, down from 92.9% in 2014. The expected year-over-year decrease is primarily due to bid positioning for the 2015 plan year and improved pharmacy rebate management.

Consolidated SG&A - We expect that our consolidated Adjusted SG&A ratio for the full-year 2015, excluding government investigations and related litigation costs, any PBM transitory costs, Sterling divestiture costs, as well as anticipated Iowa start-up costs, will be in a range of 7.7% to 7.8%, consistent with 7.7% in 2014. For the full-year 2015, we currently estimate approximately $3.0 million to $4.0 million of Sterling divestiture costs and approximately $6.0 million to $9.0 million of start-up costs related to Iowa; however, we are not able to project the amount of future costs associated with the PBM transition or government investigations and therefore cannot reconcile these to total projected GAAP metrics.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2014 Form 10-K as well as the update to our Risk Factors disclosed in Part II, Item 1A of this 2015 Form 10-Q.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated parent and subsidiary level.

Regulated subsidiaries

Our regulated HMO and insurance subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•	payment of certain Part D benefits paid for members on behalf of CMS;

•
management fees paid to our non-regulated administrator subsidiary under intercompany services agreements and direct administrative costs, which are not covered by an intercompany services agreement, such as selling expenses and legal costs; and

•	federal tax payments to the parent company under an intercompany tax sharing agreement.

Our regulated subsidiaries meet their liquidity needs by:

•	generating cash flows from operating activities, mainly from premium revenue;

•	receipts of prospective subsidy payments and related final settlements from CMS to reimburse us for certain Part D benefits paid for members on behalf of CMS;

•	cash flows from investing activities, including investment income and sales of investments; and

•	capital contributions received from our non-regulated subsidiaries.

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments was $1.4 billion as of September 30, 2015, a $250 million decrease from $1.7 billion at December 31, 2014, mainly due to the $227.3 million ACA industry fee payment remitted to the IRS in September 2015. The decrease also reflects $124.5 million of dividends paid to the unregulated subsidiaries, partially offset by cash flows from operations and $101.0 million of contributions received from the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $385.0 million as of September 30, 2015, a $295.5 million increase from $89.5 million as of December 31, 2014. The change reflects the receipt of $308.9 million net proceeds from the Senior Notes issuance in June 2015, as well as the receipt of $124.5 million in dividends from certain regulated subsidiaries, partially offset by $101.0 million of contributions paid to certain regulated subsidiaries.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in our 2014 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidiaries for as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Growth in our PDP and MA membership and high drug unit costs in 2014 resulted in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable, and our unregulated cash will continue to be used to fund these benefits until they are settled with CMS. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we make on behalf of CMS compared with our 2015 bids will still be significant due to the composition of our 2015 PDP membership, which reflects a higher number of dual-eligible members relative to our overall membership than we expected.

On October 30, 2015, we received an $845.5 million settlement payment from CMS relating to the 2014 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable for our funds receivable for the benefit of members as well as the CMS risk corridor.

Auction Rate Securities

As of September 30, 2015, $31.7 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities and carry investment grade credit ratings. Liquidity for these auction rate securities is typically provided by an auction process, and although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 22 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 18 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$237.9	$179.4
Net cash (used in) provided by investing activities	(103.4)	45.0
Net cash used in financing activities	(24.9)	(156.4)
Total net increase in cash and cash equivalents	$109.6	$68.0

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $237.9 million compared to $179.4 million for the same period in 2014. The improvement in cash flow primarily resulted from improved year-over-year operating performance across all segments and higher pharmacy rebates consistent with an improved pharmacy rebates management contract. Net cash provided by operating activities was reduced by the $227.3 million ACA industry fee payment remitted to the IRS in September 2015, compared to $137.7 million remitted for such fee in September 2014.

Cash Flows from Investing Activities

Cash flow from investing activities for the nine months ended September 30, 2015 decreased $148.4 million compared to the same period in 2014, reflecting $117.0 million of net cash acquired from acquisitions in 2014 primarily relating to the Windsor acquisition partially offset by $27.0 million paid for our New Jersey acquisition, which closed on July 1, 2014. The increase also reflects increased additions to capitalized software during 2015 resulting from investments in our information technology infrastructure. During the second quarter of 2015, we paid $17.2 million as part of the final balance sheet settlement relating to the Windsor acquisition.

Cash Flows from Financing Activities

Net cash provided by or used in financing activities is primarily affected by debt related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. In June 2015, we received net proceeds of $308.9 million resulting from the issuance of $300.0 million aggregate principal amount of our Senior Notes. Additionally, net funds paid for the benefit of members was approximately $328.8 million for the nine months ended September 30, 2015, compared to funds paid of $452.0 million during the same period in 2014. These funds represent the net amounts of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS.

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

Capital Resources

Debt

Senior Notes

As discussed in Key Developments and Accomplishments, in June 2015 we completed the offering and sale of $300.0 million aggregate principal amount of our Senior Notes pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million which is being amortized over the remaining term of the Senior Notes. We received net proceeds of $308.9 million from this issuance, after approximately $4.6 million incurred in debt issuance costs. Interest is payable on May 15 and November 15 each year, with the next interest payment due on November 15, 2015. As of September 30, 2015, our outstanding Senior Notes totaled $912.7 million.

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

Credit Agreement

As of September 30, 2015, our current portion of long-term debt included a $300.0 million term loan (the "Term Loan") outstanding under our existing credit agreement (the "Credit Agreement"). The Credit Agreement also provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility") of up to $300.0 million, which has not been drawn upon and may be used for general corporate purposes of the Company and its subsidiaries. The Term Loan matures in September 2016 and the commitments under the Revolving Credit Facility expire on November 14, 2018. Any amounts outstanding under the Revolving Credit Facility will be payable in full at that time. Borrowings under the Credit Agreement bear interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% and 1.625%, depending upon our cash flow leverage ratio (which is defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.45% depending upon our cash flow leverage ratio. The annual interest rate on the Term Loan was 2.31% as of September 30, 2015.

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

As of September 30, 2015 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the Credit Agreement.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, and our final annual statutory filings, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $743.7 million at December 31, 2014. At September 30, 2015, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at September 30, 2015, the amount of dividends that may be paid through the end of 2015 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $18.3 million in the aggregate. We received $124.5 million in dividends from our regulated subsidiaries during the nine month period ended September 30, 2015, $80.5 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2014 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2015 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2015, we had cash and cash equivalents of $1.4 billion, short-term investments classified as current assets of $226.8 million, long-term investments of $138.7 million and restricted investments on deposit for licensure of $194.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2014 Form 10-K and the factors set forth below, all of which could materially affect our business or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

The following information has been provided in connection with the award of the Iowa Medicaid Managed Care contract and supplements the Risk Factors portion of our 2014 Form 10-K. You should read that section of our 2014 Form 10-K and the information below carefully because they contain a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

These risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and/or cash flows.

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

The factors and assumptions that are used to develop our estimates of costs, including medical benefits expense, inherently are subject to greater variability when there is more limited experience or information available to us, or the state or federal client, such as when we commence operations in a new state or region or commence participation in a new program. In many cases, the degree of our ability to accurately estimate medical benefits expense may not be known until we have sufficient experience and more complete information. For example, levels of plan utilization and members’ use of medical services, provider claims submissions, our payment processes and other factors can result in identifiable patterns emerging only following the passage of a significant period of time after the occurrence of the underlying causes of deviations from our assumptions. If our medical benefits expense increases and we are unable to manage these medical costs effectively in the future, our profits would likely be reduced or we may not remain profitable, which would also affect our liquidity, cash flows and our ability to comply with statutory requirements.

Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. These payments, from the states, are fixed by contract and we are obligated during the contract period, which is generally one to five years, to provide or arrange for the provision of health care services as established by the states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarially sound methods based on historical data, factors and assumptions. When we commence operations in a new state or region or commence participation in a new program, the factors and assumptions used to develop premiums and premium rates are subject to greater variability as there is limited experience or information available to us and the state. Actual experience could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense. For example, in October 2015, the Company entered into a Medicaid contract with the Iowa Department of Human Services to serve Iowa’s Medicaid Managed Care program, IA Health Link, statewide. We expect to be assigned members during the fourth quarter of 2015, and services are expected to begin on January 1, 2016. Considering the initial premium rate structure, estimated medical benefits and other costs to be incurred during the three year contractual term of the Iowa Medicaid Managed Care program, we will be completing a premium deficiency reserve (“PDR”) evaluation in the fourth quarter of 2015.

Additionally, in 2014, several new, extremely high cost hepatitis C drugs were approved by the Federal Drug Administration. In our Florida MMA program, our claims experience ran significantly higher in the first months of implementation than we had originally estimated. Because our Florida MMA program requires its participating plans to utilize the state's drug formulary, it is more difficult for us to manage the pharmaceutical costs. In addition, we experienced unfavorable development of prior year reserve amounts in three of the four quarters in 2013, and in the first and second quarters of 2014, particularly in our Medicaid and Medicare Health Plans segments. Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Assumptions and estimates are utilized in establishing premium deficiency reserves. If our assumptions are inaccurate, our reserves may be inadequate to pay medical costs, we may be required to increase our premium deficiency reserve and there could be a material adverse effect on the results of operations and financial condition.

Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum Medical Loss Ratio (“MLR”), which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund premiums back to the state or CMS, as applicable.

In addition, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for a Supplemental Security Income (“SSI”) member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes; there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage expenses. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustments of the payment could adversely affect our results of operations, financial position and cash flows.

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

We have re-evaluated the criteria that we use to determine whether an ordinary course operational contract should be filed as an exhibit to our SEC filings as a material contract under Item 601(b)(10) of Regulation S-K. In previous years, if we derived 10% or greater of our total annual consolidated revenues from that particular contract, we determined that contract was material. As our company has grown, and our revenue sources have diversified, we believe the more appropriate criteria to determine material contracts is to evaluate whether we are substantially dependent on a particular contract, if it has been entered into in the ordinary course of business. Based on the composition of our business, we do not believe any of our current contracts with our government customers meet this criteria.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2015.

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