Form 10-K
period 2015-12-31
WELLCARE HEALTH PLANS, INC.
filed 2016-02-12
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2015 was approximately $3.7 billion (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 11, 2016, there were 44,123,087 outstanding shares of the registrant's Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, the pending new Georgia Medicaid contract, the outcome of the Georgia and Iowa Medicaid protests, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2015 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity including the outcome of any protests related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, including, but not limited to, the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, our ability to effectively execute and integrate acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to, limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including changes to benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business. We also may be unable to comply with the terms of our Corporate Integrity Agreement, which could result in monetary penalties or exclusion from participating in federal health care programs.

PART I

Item 1. Business.
OVERVIEW
We are a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of December 31, 2015, we served approximately 3.8 million members in 49 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA plans and PDPs, as measured by membership. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

We were formed as a Delaware limited liability company in May 2002 and began our operations in Florida, New York and Connecticut. We completed the acquisition of these health plans through two concurrent health plan transactions in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of December 31, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In addition, we offered MA coordinated care plans ("CCPs") in certain counties in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 49 states and the District of Columbia.

As of December 31, 2015, our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP and California CCP, which we offer under the names 'Ohana and Easy Choice, respectively. Effective January 1, 2015, our Medicare plans in Arkansas, Mississippi, South Carolina and Tennessee attributable to the Windsor Health Group, Inc. ("Windsor") acquisition in 2014 were rebranded as WellCare MA plans. For our Medicaid plans, we offer a number of brand names depending on the state, consisting of the Staywell brand name in Florida, the 'Ohana brand name in Hawaii, the Harmony brand name in Illinois, the Missouri Care brand name in Missouri and the WellCare brand name in Georgia, Kentucky, New Jersey, New York and South Carolina. Until October 2015, we also operated under the HealthEase brand name in Florida.

We manage our business in three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs. See Our Product Segments below for further discussion.

Membership Concentration

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2015.

	Medicaid	Medicare	Medicare	Total Membership	Percent of Total Membership
State	Health Plans	Health Plans	PDPs
Florida	781,000	107,000	40,000	928,000	24.6%
Georgia	585,000	36,000	23,000	644,000	17.1%
Kentucky	440,000	8,000	22,000	470,000	12.5%
New York	122,000	46,000	50,000	218,000	5.8%
Illinois	168,000	16,000	32,000	216,000	5.7%
All other states (1)	292,000	141,000	858,000	1,291,000	34.3%
Total	2,388,000	354,000	1,025,000	3,767,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

Acquisitions and Dispositions

On January 1, 2014, we acquired all of the outstanding stock of Windsor from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries in MA, PDP and, until July 2015, Medicare Supplement plans. We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements. On July 1, 2015, we sold Sterling Life Insurance Company ("Sterling"), the Medicare Supplement business that we acquired as part of the Windsor transaction in January 2014.

Effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plans of New Jersey, Inc., ("Healthfirst NJ"). The acquired assets primarily related to approximately 42,000 Healthfirst NJ Medicaid members and certain provider agreements. Prior to the acquisition, we began offering Medicaid managed care in Essex, Hudson, Middlesex, Passaic and Union counties in New Jersey effective January 1, 2014.
OUR VISION, MISSION AND STRATEGY
We focus exclusively on government-sponsored managed care services primarily through Medicaid, MA and PDPs that serve families, children, seniors and individuals with complex medical needs, with a focus on lower-income beneficiaries. We are committed to operating our business in a manner that serves our key constituents - members, providers, government customers, and associates - while delivering competitive returns for our investors.
Vision
Our vision is to be a leader in government-sponsored health care programs in collaboration with our members, providers, and government partners. We foster a rewarding and enriching culture to inspire our associates to do well for others.
Mission

At WellCare, our members are our reason for being. We help those eligible for government-sponsored health care programs live better, healthier lives. We operate each day to enhance our members’ health and quality of life; partner with providers and governments to provide quality, cost-effective health care solutions; and create a rewarding and enriching environment for our associates.
Strategy

Overview

We focus on serving Medicaid and Medicare members, by understanding their special needs, challenges, and the communities in which they live. We have developed expertise in three major areas of government-sponsored managed care: Medicaid, MA and PDPs.

Our strategy is to diversify our sources of revenue and earnings, and, consequently, to provide a strong and stable capital position so we can serve our government customers and members. Our vision and mission are achieved by focusing on care management, local markets and community advocacy, regulatory and provider partnerships and delivering prudent, profitable long-term growth.

Care Management

We serve lower income individuals, members with medically-complex conditions, and those who are dually eligible for Medicaid and Medicare. We are committed to continually improving the quality of care and service that we provide to our members, and to help them access the right care at the right time in the appropriate setting. We are focused on preventive health, wellness and care management programs that assist our government customers to provide quality care within their fiscal constraints. We have invested in a flexible model of care that adapts to the needs of our members through appropriate degrees of intensity, which we anticipate will improve our member care, quality, accreditations, Star Ratings and, ultimately, our financial results. Providing a more comprehensive set of services provides a better care experience for our members.

Local Markets and Community Advocacy

WellCare’s “mission to serve” starts with our members, but it does not end there. We achieve greater presence and support through our local market structure. In each of the states in which we operate, we have a market leader who manages customer-facing functions such as member outreach, provider engagement and quality management, and state regulatory and government relations. We are committed to closing the social care gaps and managing our members within our care model through collaboration with local community and social groups that are targeted at serving members who may be economically disadvantaged. Our commitment includes breaking down barriers preventing our members from attaining the health care they need by connecting them not only to medical professionals but also to community-based resources such as food banks, housing assistance, transportation, child care and education programs.

Regulatory & Provider Partnerships

We build advanced government and provider partnerships to further enhance health care delivery and improve the quality of and access to health care services for our members via quality, cost-effective health care solutions. Our provider network, community support relationships, service infrastructure, and other important elements of our business model all are targeted to serving Medicaid and Medicare eligible members who may be economically disadvantaged. In each community that WellCare serves, we focus on developing a comprehensive and collaborative provider network, which is essential to delivering quality health care to our members and value to our government partners. Our experience, exclusive commitment to government-sponsored managed care programs and regulatory relationships, provides improved budget predictability and innovative health care solutions that emphasize collaborative and holistic care coordination, supportive disease management and preventative care.

Delivering prudent, profitable long-term growth

We pursue opportunities for prudent, profitable growth in markets with a substantial concentration of dual-eligible and medically-complex members, such as long-term services and supports and the aged, blind and disabled, and seek to achieve a significant local presence. These opportunities are achieved through bidding on Medicaid procurements of new and existing programs as well as obtaining members from the Medicaid ACA expansion population. We also plan to enter new service areas for Medicare Advantage over time. We plan to grow organically by creating provider networks, community advocacy, marketing and other capabilities required to expand progressively into new service areas and offer new products. We also plan to acquire attractive Medicare or Medicaid businesses that strengthen our market position or capabilities. The combination of these initiatives has resulted in a 46% increase in our total premium revenues from $9.5 billion in 2013 to $13.9 billion in 2015.

As both a government contractor and a publicly-held company, we have an obligation to be good stewards of our premiums, income and other financial resources. We strive to align our expense structure with our revenue base and continually assess opportunities to maintain appropriate medical benefit ratios, obtain actuarially-sound rates, manage administrative costs to generate earnings that enable us to re-invest in our business and member experience. With respect to medical benefits expense, our initiatives are focused on quality improvement, reductions in unit costs as well as optimizing utilization of services, and eliminating waste and abuse of medical and pharmacy services and products. We also continue to invest in technology, regulatory compliance, and other infrastructure with the objective, among others, of improving efficiency and service quality to our members. As a result of initiatives and investments, we have achieved meaningful improvement in our operating efficiency and leveraging of our fixed costs. Our adjusted selling, general and administrative expense ratio has decreased from 9.9% in 2011 to 7.9% in 2015, or 200 basis points. For more information regarding our expense ratio, please see Item 6 - Selected Financial Data as well as Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

On our existing business, we have a longer-term target of 2% consolidated adjusted net income margin. For a list of key developments and accomplishments relating to progress on our business strategy that occurred or affected our results of operations, financial condition or cash flows during 2015, and in the 2016 period prior to issuance of this 2015 Form 10-K, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.

OUR BUSINESS - MEDICARE AND MEDICAID HEALTH PROGRAMS
Government-sponsored coverage, in the United States, is an important element of the health care system. According to CMS, federal and state spending on Medicaid, Children's Health Insurance Programs ("CHIPs"), and Medicare is estimated to have exceeded $1.2 trillion and aided over 130 million people in 2015. By 2024, CMS anticipates spending on these three programs to increase by 77%. Managed care solutions have a well-established track record of helping governments improve health care quality and access for beneficiaries while strengthening the fiscal sustainability of these programs. Given economic conditions, demographics, budget challenges, and the proven success of managed care programs, we believe state governments and the federal government will continue to turn to managed care solutions to help achieve program objectives.
A “managed care” plan is an integrated health care delivery system that manages health care services for an enrolled population rather than simply providing or paying for them. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to “manage” care, including care and disease management, capitation, risk-sharing or incentive-based arrangements with providers, the use of primary care physicians to act as primary care "gatekeepers" and the use of preferred provider networks.

In 2015, the Congressional Budget Office ("CBO") estimated, based on average monthly enrollment, that approximately 76 million people were covered by the joint state and federally funded Medicaid program and approximately 55 million people were covered by the federally funded Medicare program.

Medicare
The Medicare program provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities and consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services, and home health care. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to annual deductibles. Parts A and B are referred to as “Original Medicare.”
Since the 1970s, Medicare beneficiaries have had the option to receive their Medicare benefits through private health plans, mainly health maintenance organizations ("HMO"), as an alternative to Original Medicare. This program is now referred to as Medicare Advantage. Medicare beneficiaries have the option to enroll in various types of MA plans to receive benefits from an MA organization under Medicare Part C, such as MA CCP plans, preferred provider organization ("PPO") benefit plans or MA private-fee-for-service plans, in areas where such plans are offered. Part C benefits are provided through HMOs, preferred provider organizations and private fee-for-service plans. Under MA, managed care plans contract with CMS to provide benefits that are comparable to, or that may be more attractive (such as including prescription drug coverage and supplemental benefits) to Medicare beneficiaries than, Original Medicare in exchange for a fixed monthly per member payment that varies based on the county in which a member resides, the demographics of the member and the member's health condition. MA plans may also charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Currently, we only offer CCP plans under the MA program.
The Medicare Prescription Drug, Improvement and Modernization Act ("MM Act") established Medicare prescription drug coverage, or Part D, in 2003. Effective January 1, 2006, stand-alone PDP plans have been authorized to be offered to individuals eligible for benefits under Part A and/or enrolled in Part B. Stand-alone PDP plans can include varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. Depending on an individual beneficiary's Medicare coverage type, each beneficiary has various options for accessing drug coverage. Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP plan or forgo Part D drug coverage. Beneficiaries enrolled in Medicare Advantage plans can join a plan with Part D coverage (an "MA-PD" plan), select a stand-alone PDP plan or forgo Part D coverage. Beneficiaries who are dually-eligible for Medicare and Medicaid, and certain beneficiaries who qualify for a low-income subsidy ("LIS"), but who do not enroll in an MA plan with drug benefits or a PDP, are automatically assigned to a plan by CMS. These assignments are made among those PDPs that submitted bids below the applicable regional benchmarks for standard Part D plans established annually by CMS.

All Part D plans, both PDPs and MA-PDs, bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a benchmark for each of the 34 regions. CMS pays the Part D plans a percentage of the benchmark on a per member per month ("PMPM") basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member's Part D premium and certain other cost sharing expenses.

Each of the MA and PDP plan contracts we enter into with CMS is on a calendar-year basis. CMS requires that each plan meet certain regulatory requirements including, as applicable: provisions related to enrollment and disenrollment; restrictions on marketing activities; benefits or formulary requirements; quality assessment; encounter data reports; fraud, waste and abuse monitoring; maintaining relationships with health care providers; and responding to appeals and grievances.
Medicare Supplement policies are private insurance policies first introduced in 1971 as additional coverage for some of the cost sharing requirements of Original Medicare. The standardization of these Medicare Supplement plans began with the passing of the Social Security Disability Amendments of 1980, which set voluntary standards for the Supplement plans. The Omnibus Reconciliation Act of 1990 further standardized the plans by limiting them to standard benefit structures while adding several consumer protections such as guaranteed plan renewability and minimum loss ratios among others. To be enrolled in a Medicare Supplement plan, an individual must pay a monthly plan premium. Depending on the plan type selected, the Medicare Supplement plan pays all or a part of the cost sharing amount for health care services that the individual received while covered under Original Medicare. In 2012, Medicare Supplement plans covered approximately 10.2 million people.
According to CMS, Medicare expenditures have increased from $225 billion in 2000 to an estimated $646 billion in 2015 and are anticipated to further increase to $1.2 trillion in 2024. The number of Medicare beneficiaries is expected to grow from 55 million in 2015 to 70 million in 2024.

Medicaid

Medicaid provides medical assistance to low-income and disabled persons and is state implemented and operated. Medicaid is funded and regulated by both the state and federal governments. Within federal guidelines, each state establishes its own eligibility standards; determines the type, amount, duration and scope of services; sets the rate of payment for services; and administers its own program. This results in considerable variation in the types of services covered and the amount of care provided across states. Many states offer a variety of public programs for low-income and disabled residents, including Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") as well as other state-based programs that are not part of the Medicaid program, such as CHIPs and Managed Long-Term Care ("MLTC") programs, including long-term services and supports. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIPs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. See further discussion below under "Children's Health Insurance Program (CHIP)." MLTC programs are designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

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

Traditionally, states provided Medicaid benefits using a fee-for-service system. However, the majority of states are now implementing a managed care delivery system for Medicaid benefits. In a managed care delivery system, beneficiaries receive most or all of their Medicaid services from a managed care plan or other type of organization under contract with the state. With the passage of health care reform legislation (as discussed below), certain states have expanded coverage under the Medicaid program, which is likely to increase the number of people enrolled in and the amount of spending for managed care. Accordingly, the opportunity for growth in managed care may be significant.

According to CMS, federal and state spending on Medicaid and CHIP has increased from $203 billion in 2000 to an estimated $560 billion in 2015, and is forecasted to grow to $915 billion in 2024. The population aided by these programs is anticipated to increase from 82 million in 2015 to 85 million in 2024.

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

Once awarded, our Medicaid program contracts generally have terms of one to three years. Most of these contracts provide for renewal upon mutual agreement of the parties, or at the option of the government agency, and both parties have certain early termination rights. Generally these contracts are only renewable for a limited amount of time prior to reprocurement in the states that require procurements. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud and abuse reporting, grievance procedures and timely submission of encounter data.

Our compliance with the provisions of our contracts is subject to monitoring or examination by state regulators and their agents. Certain contracts require us to be subject to quality assurance evaluations and accreditation by a third-party organization.

Children's Health Insurance Program (CHIP)

We provide services under CHIPs in eight states. In some states, like Hawaii, those beneficiaries are served as a part of the state’s Medicaid program. These CHIPs are referred to as expansion programs. In other states, including New York and Florida, the state’s CHIP is operated separately. The New York program is referred to as Child Health Plus; the Florida program is referred to as the Florida Healthy Kids program. CHIP was established in 1997 to serve low income, uninsured children. In some states, the program was extended to the parents of those children. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), parents previously covered under CHIP may now instead be covered through the state’s Medicaid expansion or may be eligible for premium assistance and other subsidies through the state or federal exchange, as applicable. The ACA maintained CHIP eligibility standards for children in place as of enactment through 2019. The Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015, which, among other things, preserved and extended CHIP funding through fiscal year 2017.

Dual-eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles." For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. Medicaid pays for services available under the state's Medicaid program which exceed or supplement what Medicare covers, often referred to as wrap-around coverage. Medicaid may also cover some beneficiary cost-sharing associated with Medicare services beneficiaries require. For Medicaid benefits that are not covered by Medicare, such as certain long-term care services, Medicaid covers the cost of these benefits unless there is another liable third-party payer. Medicaid is generally the payer of last resort. The Medicare and Medicaid services that dual-eligibles receive do not blend seamlessly with one another. The programs often have different eligibility requirements or scopes of coverage for the same (or similar) services and different payment methodologies. Fragmentation can result in providers lacking information about the full range of services that their patients receive, which could compromise health care decision-making; beneficiary confusion; cost inefficiencies in Medicare and Medicaid; provider unwillingness to serve dual-eligible patients and poorer quality of care and health care outcomes for the beneficiary. The Medicare Access and CHIP Reauthorization Act of 2015 enacted in April 2015 reauthorized the MA special needs programs through December 31, 2018.

Improved care coordination is imperative to enhance care options for dual-eligibles as an aging population and increased life expectancy among Americans with disabilities increase the dual-eligible population. As such, dual-eligible programs have become an immediate target for both spending reductions and attempts to improve the quality of care beneficiaries receive. The ACA created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination

Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee-for-service basis, which is required to produce cost savings. As of January 1, 2016, we operate dual special needs plans ("D-SNPs") in 15 states.

We began participating in the Duals Demonstration Program in New York on January 1, 2015. For those states in which we offer a D-SNP that have a Duals Demonstration Program in which we do not participate, the membership in our MA or PDPs could be reduced, depending on the program design, eligible populations and state implementation time frame.

Health Insurance Exchanges

Effective January 1, 2015, we began offering individual health plans in New York and Kentucky through state-based exchanges. The membership and operations in these programs are not material.

General Economic and Political Environment Affecting our Business

The U.S. health care economy comprised approximately 17% of the U.S. gross domestic product in 2013, according to CMS. We expect overall spending on health care in the U.S. to continue to rise due to inflation, evolving medical technology and pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also affect our results of operations. We expect that the state and federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers.

As previously mentioned, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015, and, among other things, reauthorized the MA special needs programs through December 31, 2018. This Act also replaced the sustainable growth rate formula by eliminating the rate cuts to the provider fee schedule that would have occurred in connection with the sustainable growth rate formula, and gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program.

Effective October 1, 2015, the 10th revision of the International Statistical Classification of Diseases and Related Health Problems ("ICD-10") was adopted. The ICD-10 code sets have required substantial investments from health care organizations, including us.

Congress has proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model, and various modifications including cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several proposals have been suggested to modify the Medicaid program including moving from a match program to a block grant, moving to a per-capita capitation system, and limiting the use of provider taxes to fund the state’s portion of the Medicaid program. We do not know whether any of these proposals will pass or the effect any ultimate reform will have on our business.

Health Care Reform

In March 2010, the ACA became law and significantly reformed various aspects of the U.S. health insurance industry. Financing for these reforms comes in part from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare. The majority of regulations and interpretive guidance on provisions of the ACA have been issued by the Department of Health and Human Services ("HHS"), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners ("NAIC"). There may be provisions of the legislation that receive additional guidance and clarification in the form of regulations and interpretations.

The ACA included a number of changes that have affected the way plans operate, such as reduced Medicare premium rates, CMS Star Ratings, minimum medical loss ratios ("MLR") and other provisions.

Reduced Medicare Premium Rates

In April 2015, the CMS final call letter revised the proposed 2016 rates, which we estimate will result in a rate decrease of approximately 1% compared with our 2015 rates.

CMS Star Ratings

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2017. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. None of our plans achieved a 4.0 Star Rating in 2015, so we receive less quality-related additional revenue and have more restrictions on benefit design, enrollment criteria and timing than our competitors with higher Star Ratings.

CMS's current quality measurement methodology does not appropriately account for socio-economic determinants of health. Because we have a greater percentage of lower-income members, we may be unable to achieve a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed.

In October 2015, CMS announced 2016 MA and PDP Star Ratings. The Star Rating for eight of our 12 MA plans, which serve approximately 73% of our December 31, 2015 MA membership, received an overall rating of 3.0 stars or higher. Our remaining four MA plans each received a score of 2.5 for 2016, and our stand-alone PDPs received a combined score of 2.5 for 2016.

Two of our MA contracts have been denoted as "low performing" plans by CMS: our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina and our MA contract serving Louisiana. However, we are working closely with CMS to retain the membership associated with these contracts by consolidating these contracts into other, better-performing contracts held by us. As a result, though our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina is subject to termination by CMS for the plan year 2017, we do not anticipate this contract to be terminated. We expect that the membership for both of these contracts will be consolidated by January 1, 2017, which will remove the low performing designation.

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material effect to our results of operations in 2014 or 2015.

Other Provisions

Under the ACA, over a 10-year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change will ultimately result in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could affect the cost structure of our PDPs.
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

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion and $11.3 billion in 2014 and 2015, respectively, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. On December 18, 2015, the President signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017.

We incurred $137.7 million and $227.3 million for the ACA industry fee in 2014 and 2015, respectively. We have received amendments, written agreements or other documentation from all our Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes, for 2014 and 2015. CMS does not directly reimburse us for the effect of the ACA industry fee related to MA and PDP premiums.

The reforms in the ACA present both challenges and opportunities for Medicaid plans. The reforms allow states to expand eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. As a result, the effects of any potential future expansions are uncertain, or whether states that have expanded will maintain their expansion, making it difficult to determine whether the net effect of the ACA will be positive or negative for Medicaid plans. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the provisions in the ACA and made the expansion of the states’ Medicaid programs to individuals with incomes up to 133% of the federal poverty line optional for states.

We currently serve the Medicaid expansion population in Hawaii, Illinois, Kentucky, New Jersey and New York. Our other Medicaid states, Florida, Georgia, Missouri and South Carolina, have not expanded their Medicaid eligibility. If other states ultimately implement the Medicaid expansion, and depending on the mechanism by which they choose to implement the expansion, our membership could increase or decrease. At this time, we are unable to predict the ultimate result to our Medicaid membership.

In 2015, we participated in Kentucky's and New York's state exchanges. Individuals who select an exchange product other than ours or where we do not offer one, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us. Our state exchange business is not material to the Company’s financial statements.
ACA reform, including interpretation, implementation and timing of the associated reforms could change the way we do business, potentially affecting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the ACA and adjustments to their offerings, if any, could have a meaningful effect on the health care markets. Further, various health insurance reform proposals are also emerging at the state level. It is reasonably possible that these changes, as well as future legislative changes, in the aggregate, may have a material adverse effect on our results of operations, financial position, and cash flows by restricting revenue, enrollment and premium growth in certain products and market segments; restricting our ability to expand into new markets; increasing our medical and administrative costs; lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium-based assessment and other assessments.

OUR PRODUCT SEGMENTS
Our operations are conducted in three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, which correspond with the Medicaid and Medicare products that we offer.

Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2015		2014		2013
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,388,000	63.4%	2,310,000	56.1%	1,759,000	61.8%
Medicare Health Plans	354,000	9.4%	417,000	10.1%	290,000	10.2%
Medicare PDPs	1,025,000	27.2%	1,392,000	33.8%	797,000	28.0%
Total	3,767,000	100.0%	4,119,000	100.0%	2,846,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows (in millions, except percentages).

	For the Years Ended December 31,
	2015		2014		2013
Segment	Premium Revenue	Percentage of Total	Premium Revenue	Percentage of Total	Premium Revenue	Percentage of Total
Medicaid Health Plans	$9,074.3	65.4%	$7,773.9	60.2%	$5,661.2	59.5%
Medicare Health Plans	3,898.8	28.1%	3,963.2	30.7%	3,071.0	32.3%
Medicare PDPs	901.7	6.5%	1,178.4	9.1%	776.9	8.2%
Total	$13,874.8	100.0%	$12,915.5	100.0%	$9,509.1	100.0%

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, SSI and ABD programs and other state-based programs that are not part of the Medicaid program, such as CHIP and MLTC. For purposes of our Medicaid Health Plans segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. As of January 1, 2016, we are the largest Medicaid health plan by membership in Florida, Georgia and Kentucky.
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

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") to provide managed care services to Medicaid recipients in eight of the state’s 11 regions as part of the state’s Managed Medical Assistance ("MMA") program. The program commenced on May 1, 2014, with the implementation of three regions. Three additional regions were implemented in June 2014, one in July 2014 and one in August 2014. We received a rate increase effective September 1, 2015 and, consistent with managing new and existing programs, we have been pursuing improvements to care management as well as implementing other medical expense initiatives.

Effective January 1, 2014, we began offering Medicaid managed care in five counties in New Jersey. In addition, effective July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst NJ, which primarily relate to approximately 42,000 Healthfirst Medicaid members and certain provider agreements.

Medicaid Health Plans Membership

The following table summarizes our Medicaid Health Plans segment membership by the programs we offer.

	As of December 31,
	2015	2014	2013
Medicaid Health Plans
TANF	1,988,000	1,863,000	1,317,000
SSI, ABD, duals, and MLTC	274,000	263,000	206,000
CHIP and other	126,000	184,000	236,000
Total	2,388,000	2,310,000	1,759,000

We received over 10% of our consolidated premium revenue in 2015, 2014 and 2013, individually, from the states of Florida, Georgia and Kentucky. The membership for those states is summarized in the following table.

	As of December 31,
	2015	2014	2013
Medicaid Health Plans
Florida	781,000	722,000	486,000
Georgia	585,000	604,000	540,000
Kentucky	440,000	420,000	292,000
All other states (1)	582,000	564,000	441,000
Total	2,388,000	2,310,000	1,759,000

(1)	"All other states" consists of Hawaii, Illinois, Missouri, New York and South Carolina during all years presented. In 2014 and 2015, it also includes New Jersey.
As of January 1, 2016, we served approximately 2,392,000 Medicaid members, consistent with December 31, 2015.

Medicaid Health Plans Segment Revenues

Our Medicaid Health Plans segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium PMPM pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally receive premium payments during the month in which we provide services, although from time to time, we have experienced delays in receiving payments from certain states. In some instances, our base premiums are subject to risk score adjustments based on our members' acuity. Generally, the risk score is determined by the state by analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. Additionally, in some states we are subject to meeting certain quality measures, operational measures or both in order to earn a contractual withhold of a percentage of our revenue or receive an incentive payment over and above our base premiums. In Georgia, Illinois, Missouri, New Jersey, New York and South Carolina we are eligible to receive supplemental payments for obstetric deliveries and newborns. We also received such supplemental payments in Ohio until June 30, 2013. Each contract is specific as to how and when these supplemental payments are earned and paid. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.

The following table sets forth information relating to premium revenues, net of premium taxes, from the states of Kentucky, Florida and Georgia, as well as all other states on an aggregate basis (in millions, except percentages).

	For the Years Ended December 31,
	2015		2014		2013
State	Revenue	Percentage of Total Segment	Revenue	Percentage of Total Segment	Revenue	Percentage of Total Segment
Kentucky	$2,598.1	28.7%	$2,287.3	29.4%	$1,318.3	23.3%
Florida	2,305.9	25.4%	1,744.2	22.4%	1,109.3	19.6%
Georgia	1,599.4	17.6%	1,624.3	20.9%	1,513.5	26.7%
All other states(1)	2,476.2	27.3%	2,041.6	26.3%	1,644.4	29.0%
Premium taxes	94.7	1.0%	76.5	1.0%	$75.7	1.3%
Total	$9,074.3	100.0%	$7,773.9	100.0%	$5,661.2	100.0%

(1)
“All other states” consists of Hawaii, Illinois, Missouri, New York and South Carolina during all years presented. In 2014 and 2015, it also includes New Jersey. We were not awarded a Medicaid contract in Ohio for the 2013 fiscal year; however, the state of Ohio contracted with us to provide services to Ohio Medicaid beneficiaries through a transition period, which ended June 30, 2013.

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

As discussed under Our Business-Medicare and Medicaid Health Programs, Health Reform, we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2014 and 2015. Consequently, we recognized $124.6 million and $219.2 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2014 and 2015, respectively.

Certain contracts expired in 2014 and 2015; however, we are still serving members as if these contracts were still effective and expect the contracts to be renewed. Our other current Medicaid contracts are set to expire or renew between June 2016 and June 2019. The following table sets forth the terms and expiration dates of our material Medicaid contracts with the states of Florida, Georgia and Kentucky, the three states that each accounted for greater than 10% of our consolidated premium revenues during 2015, 2014, and 2013.

State	Line of Business	Term of Contract	Expiration Date of Current Term	Expiration Date if All Renewal Options Exercised
Florida	Medicaid (MMA)	February 4, 2014 - December 31, 2018	December 31, 2018	December 31, 2018
Georgia	Medicaid and CHIP	One year (1)	June 30, 2016	June 30, 2022
Kentucky	Medicaid	4 potential one-year renewals (2)	June 30, 2016	June 30, 2020

(1)
In January 2016, we received a notice that the Georgia Department of Community Health (“Georgia DCH”) intends to extend our current Georgia Medicaid contract, which currently expires on June 30, 2016, for up to twelve months through the addition of two six-month renewal periods. At this time, Georgia DCH anticipates extending the contract at least through December 31, 2016. In September 2015, we received a Notice of Intent to Award a contract from Georgia DCH to continue serving Medicaid members in Georgia. Services under the new contract are now expected to commence on January 1, 2017, with an initial six-month term and five additional one-year renewal options at Georgia DCH's discretion.

(2)
In June 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract commenced on July 1, 2015 and is for one year and four additional one-year renewal options upon the mutual agreement of the parties.

Medicare Health Plans
We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, through our MA plans. Our MA plans are comprised of CCPs which are administered through HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

As a result of the Windsor acquisition completed on January 1, 2014, we began offering Medicare Supplement products. Accordingly, we included results for Medicare Supplement operations together with our MA plans within the Medicare Health Plans segment through June 30, 2015. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture. The operations of our Medicare Supplement business were not material to overall segment results.

As of December 31, 2015, we offered MA plans in a total of 376 counties across 15 states to 354,000 members. As of January 1, 2016, we are offering MA plans in a total of 397 counties across 15 states to 326,000 members. The decrease is a result of service area reductions. We offer D-SNPs in 98% of the MA counties that we serve, and approximately 42% of our MA members are "dually-eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

Some of our MA plans require members to pay a co-payment, which varies depending on the services and level of benefits provided. Typically, members of our MA CCPs are required to use our network of providers, except in specific cases such as emergencies, transition of care or when specialty providers in our network are unavailable to meet their medical needs. MA CCP members may see out-of-network specialists if they receive referrals from their PCPs and may be required to pay incremental cost-sharing.

We continue our focus on three main areas in MA, including execution on medical expense and quality initiatives led by our clinical services group, a more disciplined portfolio approach to our MA bids, including a focus on net income, and improving Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

Medicare Health Plans Membership

As of December 31, 2015, 2014 and 2013, our Medicare Health Plans segment had approximately 354,000, 417,000 and 290,000 members, respectively. The decrease from 2014 to 2015 is due to a reduction in our California and New York Medicare membership due to bid actions and county withdrawals in 2015, as well as our exit from the Arizona, Missouri and Ohio MA markets. The reduction also reflects the divestiture of our Medicare Supplement business, which was completed on July 1, 2015. These decreases are partially offset by organic membership growth in Florida and Texas.

Medicare Health Plans Segment Revenues

The amount of premiums we receive for each MA member is established by contract, although the rates vary according to a combination of factors, including the plan's quality score, upper payment limits established by CMS, the member's geographic location, age, gender, medical history or condition, or the services rendered to the member. MA premiums are due monthly and are recognized as revenue during the period in which we are obligated to provide services to members. We record adjustments to revenues based on member retroactivity. These adjustments reflect changes in the number and eligibility status of enrollees subsequent to when revenue was billed. We estimate the amount of outstanding retroactivity adjustments each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity and other information. Changes in member retroactivity adjustment estimates have not had a material effect on premiums recorded during the periods presented.

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

In October 2015, CMS released for comment a draft proposal that would revise the risk-adjustment scores for the dual-eligible population to more closely align reimbursement with medical expense.

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

Medicare Health Plans premium revenue for the year ended December 31, 2015, 2014 and 2013 was approximately $3.9 billion, $4.0 billion and $3.1 billion, respectively. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable for successive one-year terms unless CMS does not authorize a renewal or we notify CMS of our decision not to renew. Our current MA contracts expire on December 31, 2016.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our Medicare PDPs segment. As of January 1, 2016, we offer PDPs in 50 states and the District of Columbia and are focused on value-conscious beneficiaries. Our PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances.

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

Medicare PDPs Membership

As of December 31, 2015, 2014 and 2013, we served approximately 1,025,000, 1,392,000 and 797,000 PDP members, respectively. Membership as of December 31, 2015 decreased by 367,000 compared to December 31, 2014, primarily due to bid positioning for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions compared to our 2014 bids, in which we were below the benchmark in 30 out of 33 regions, and in the de minimis range in two other regions. PDP members who had been auto-assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans effective January 1, 2015.

Our 2016 PDP bids resulted in one of our basic plans being below the benchmarks in 17 of the 34 CMS regions for which we submitted bids, and within the de minimis range in nine other regions. As of January 1, 2016, we served approximately 1,025,000 PDP members, consistent with December 31, 2015.

Medicare PDPs Segment Revenues

Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially the entire premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries and, in some cases, state pharmacy assistance programs. The premium and subsidy components under Part D are described below.

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

PDP premium revenue for the year ended December 31, 2015, 2014 and 2013 was approximately $901.7 million, $1.2 billion and $776.9 million, respectively.

OUR OPERATIONS

Provider Networks and Provider Reimbursement Methods

As of December 31, 2015, we contracted with approximately 367,000 health care providers and 72,000 pharmacies to provide our members with access to medically-necessary services. Our contracted providers deliver a variety of services to our members including: primary and specialty physician care; laboratory and imaging services; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

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

Capitation arrangements comprised approximately 8%, 6%, and 6% of our Medicaid Health Plans medical benefits expense for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, capitation arrangements comprised approximately 13%, 17% and 17% of our Medicare Health Plans medical benefits expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Consistent with our long-term business priorities and emerging regulatory guidance, we are putting increasing emphasis on aligning provider incentives with our objective of improving health care quality by employing a continuum of performance-based programs to incentivize providers to improve the quality of care they provide to our members. As of December, 31, 2015, PCPs assigned to over half of our Medicaid membership and approximately three-quarters of our MA membership participated in our quality incentive programs or other value-based contracting arrangements. These programs and arrangements consisted of additional payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance.

We also make payments through contracting arrangements related to managing patient utilization by establishing a risk fund for each participating provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future potential surplus payments. PCPs participating in these specialized risk arrangements cover 67% and 27% of our MA and Medicaid membership, respectively, as of December 31, 2015.

In all instances, we require providers to submit data reporting all direct encounters with members. This data helps us to monitor the amount and levels of medical treatment provided to our members to help improve the quality of care provided and comply with regulatory reporting requirements. Our regulators use the encounter data that we submit, as well as data submitted by other health plans, to set reimbursement rates, assign membership, assess the quality of care being provided to members and evaluate contractual and regulatory compliance.

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

Pharmacies

Pharmacy services are reimbursed based on a fixed fee for dispensing medication and a separate payment for the ingredients. Ingredients produced by multiple manufacturers are reimbursed based on a maximum allowable cost for the ingredient. Ingredients produced by a single manufacturer are reimbursed as a percentage of the average wholesale price. In certain instances, we may contract directly with the sole-source manufacturer of an ingredient to receive a rebate, which may vary based upon volumes dispensed during the year. Effective April 1, 2015, we outsourced pharmacy rebate management to a third party. As of January 1, 2016, we expanded the vendor relationship to include all pharmacy benefit management services, including rebates processing, claims processing, pre-authorization, utilization management and other related services.

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

Our quality improvement activities will continue to focus on:

•	Access;

•	Preventive health and wellness;

•	Care and disease management;

•	Health plan accreditation;

•	Provider credentialing;

•	Provider education and incentives for closing care gaps;

•	Member education and outreach;

•	Information technology initiatives related to the above activities;

•	Advocacy and community-based programs; and

•	Oversight and audits.

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

Care and disease management

We have enhanced our care management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams. Our D-SNP case management helps reduce the fragmentation that exists in the current health care system, improving member access to quality care. We also employ intervention programs which include: a prenatal case management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations.

Health plan accreditation

Several of our health plans are accredited by nationally-recognized independent organizations that have been established to measure health plans' commitment to effective management and accountability. We have achieved accreditation by the National Committee for Quality Assurance ("NCQA") for our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and South Carolina. Our Florida, Georgia, Hawaii, Illinois, Kentucky and New York HMOs are also NCQA accredited for Medicare. Our goal is to achieve accreditation for all of our health plans.

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

Information technology initiatives

We understand the importance of information technology in improving the level of service that we can provide to our members. Accordingly, we continue to invest in our information technology infrastructure and capabilities including tools that support our focus on improving our ability to ensure our members receive quality health care. We have specialized systems to support our quality improvement activities and to gather information from our systems to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements, such as evaluating the effects of particular preventive measures and improving member experience by addressing member specific needs.

Advocacy and community-based programs

WellCare connects community resources to help improve health outcomes and lower the overall cost of health care. WellCare works to link people to social services such as food banks or meal delivery, housing assistance, financial assistance, transportation, education support, legal assistance and employment services.

Oversight and audits

Internally, our quality improvement programs benefit from executive oversight and project management processes. Additionally, each of our health plans has a Quality Improvement Committee comprised of senior members of management, medical directors and other key associates. Each of these committees reports directly to the applicable health plan board of directors, which has ultimate oversight responsibility for the quality of care rendered to our members. The Quality Improvement Committees also have a number of subcommittees that are charged with monitoring certain aspects of care and service, such as health care utilization, pharmacy services and provider credentialing and re-credentialing. Several of these subcommittees include physicians as committee members.

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

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes, which could result in our incurring substantial costs to improve our operations and services. We continue to work to improve service and productivity, and to comply with regulatory requirements such as the implementation of ICD-10 in October 2015.

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

Outsourcing Arrangements

We have determined based on an evaluation of factors, including cost, compliance, quality and procurement success, that it is more efficient to use third parties instead of our personnel for certain functions. As a result, we have contracted with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing, mail order pharmacy, sales and marketing and certain aspects of utilization management. For example, in November 2014, we outsourced our mail order pharmacy and we changed our pharmacy benefit manager as of January 1, 2016. Where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and include service level guarantees in our contracts, where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.
Centralized Management Services

We provide centralized management services to each of our health plans from our Tampa, Florida headquarters and call centers. These services are provided by an affiliated administrator and include, among others, information technology, product development and administration, finance, human resources, accounting, legal, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, customer service and certain aspects of clinical service.

Employees

We refer to our employees as associates. As of December 31, 2015, we had approximately 6,900 full-time associates. Our associates are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

OUR COMPETITION

Competitive Environment

We operate in a highly competitive environment to obtain government health care program beneficiaries and manage the cost and quality of services that are delivered to these beneficiaries. We currently compete in this environment by offering Medicare and Medicaid health plans in which we accept all or nearly all of the financial risk for management of beneficiary care under these programs.

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

The health care industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors. New entrants into the marketplace, including Accountable Care Organizations, as well as significant consolidation within the industry, have contributed to the competitive environment. In addition, the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared to prior periods.

We believe that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including premium rates, provider arrangements and member out-of-pocket costs), financial stability and ratings, breadth and quality of provider networks, and quality of member support and care management programs. We believe that we are competitive on each of these factors. Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Competitive Factors—Program Participation

Regardless of whether the number of health plans serving a program is limited, we believe government agencies determine program participation based on several criteria. We compete for government program participation, renewals of those government contracts and members who have the ability to change health plans on the basis of the terms set in the bids as well as the breadth and depth of a plan's provider network; quality and utilization management processes; responsiveness to member complaints and grievances; timeliness and accuracy of claims payment; financial resources; historical contractual and regulatory compliance; quality scores, references and accreditation; and other factors. If not auto-assigned, potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services available, accessibility of services, and reputation or name recognition of the health plan. As discussed in Our Operations-Member Recruitment above, a significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries, which is dependent on the outcome of a bid process whereby plans submit bids to CMS based on their estimated cost to provide services in designated regions.

If we fail to compete effectively to maintain or increase our program participation, including by maintaining or increasing enrollments in existing government programs, our results of operations, financial position and cash flows could be materially and adversely affected.

Competitive Factors—Network Providers

We compete with other health plans to contract with hospitals, physicians, pharmacies and other providers for inclusion in our networks that serve government program beneficiaries. We believe providers select plans in which they participate based on several criteria. These criteria generally include reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints, and other factors.

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

•
Accountable Care Organizations - Accountable Care Organizations (“ACOs”) are groups of doctors, hospitals, and other health care providers who come together voluntarily to give coordinated high quality care to their patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors.

Medicare Competitors

In the Medicare market, which includes Medicare Advantage and Prescription Drug Plans; our primary competitors for contracts, members and providers include the following types of competitors:

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

•
Employer-Sponsored Coverage—Employers and unions may subsidize Medicare benefits for their retirees in their commercial group. The group sponsor solicits proposals from MA plans and may select an HMO, preferred provider organization ("PPO") and/or PDP to provide these benefits.

REGULATION AFFECTING OUR BUSINESS

Our health care operations are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services is an ever-evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws, statutes, regulations and interpretive guidance occur frequently. These changes may include a requirement to provide health care services not contemplated in our current contracted premium rate or to pay providers at a state-mandated fee schedule without a commensurate adjustment to the premium rate. For further information, see the discussion above under Our Operations- Provider Networks and Provider Reimbursement Methods. In addition, government agencies may impose taxes, fees or other assessments upon us and other managed care companies at any time.

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance, prompt payment of claims, accuracy of provider directories and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the discussion above under Product Segments-Medicare Health Plans- Medicare Health Plans Segment Revenues.

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

Licensing and Solvency Regulation

Our operations are conducted primarily through HMO and insurance subsidiaries. These subsidiaries are licensed by the insurance departments in the states in which they operate, except our New York HMO subsidiary, which is licensed as a prepaid health services plan by the New York State Department of Health, and our California HMO, which is licensed by the California Department of Managed Health Care. The subsidiaries are subject to the rules, regulations and oversight of the applicable state agencies in the areas of licensing and solvency. State insurance laws and regulations prescribe accounting practices for determining statutory net income, capital and surplus. Each of our regulated subsidiaries is required to report regularly on its operational and financial performance to the appropriate regulatory agency in the state in which it is licensed. These reports describe each of our regulated subsidiaries' capital structure, ownership, financial condition, certain intercompany transactions and business operations. From time to time, any of our regulated subsidiaries may be selected to undergo periodic audits, examinations or reviews by the applicable state agency of our operational and financial assertions.

Our regulated subsidiaries generally must obtain approval from, or provide notice to, the state in which it is domiciled before entering into certain transactions such as declaring dividends in excess of certain thresholds, entering into other arrangements with related parties, acquisitions or similar transactions involving an HMO or insurance company, or any change in control. For purposes of these laws, in general, control commonly is presumed to exist over an entity when a person, group of persons or entity, directly or indirectly, owns, controls or holds the power to vote 10% or more of the voting securities of that entity.

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the NAIC, and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. Such statutes, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $807.9 million and $743.7 million at December 31, 2015 and 2014, respectively. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.4 billion and $1.3 billion at December 31, 2015 and 2014, respectively, which was in compliance with the minimum capital requirements as of those dates.

Our regulated subsidiaries are also subject to restrictions on their ability to make dividend payments. Dividend restrictions vary by state, but the maximum amount of dividends, which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $152.0 million, $68.0 million and $147.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2015, 2014, and 2013, respectively. The 2015 amount included $29.0 million not requiring prior regulatory approval, and $123.0 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2015, the amount of dividends that may be paid through the end of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $147.2 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all of the other information included in this report, in evaluating our company and our business. If any of the following risks actually occur, our business, results of operations, financial condition and cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to Our Business

If we are unable to estimate and manage medical benefits expense effectively, our profitability likely will be reduced or we could become unprofitable.

Our profitability depends, to a significant degree, on our ability to estimate and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive (the “medical benefits ratio” or “MBR”) can create significant changes in our financial results. Many aspects of the managed care business are not predictable, and estimating medical benefits expense is a continuous process, which depends on the information available to us and our ability to utilize such information. Factors that may cause medical benefits expense to exceed our estimates include, but are not limited to:

•
the addition of new members, whether by acquisition, new enrollment, program startup or expansion (including geographic expansion), whose risk profiles are uncertain or unknown and for whom initiatives to manage their care take longer than expected;

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	the performance of our pharmaceutical benefit manager in managing our pharmaceutical costs;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members;

•	periodic renegotiation of hospital, physician and/or other provider contracts;

•	the occurrence of catastrophes, natural disasters, epidemics, pandemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program;

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations, public policy and/or practices;

•	emerging changes in the economy; and

•
changes in members' behavior and health care utilization patterns and provider billing practices (including those driven by the implementation of ICD-10, effective October 1, 2015) and numerous other factors that are or may be beyond our control.

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

Most of our revenues are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. These payments, from the states, are fixed by contract and we are obligated during the contract period, which is generally one to three years, to provide or arrange for the provision of health care services as established by the states and the federal government. The payments are generally set based on an estimation of the medical costs using actuarially sound methods based on historical data, factors and assumptions. When we commence operations in a new state or region or commence participation in a new program, the factors and assumptions used to develop premiums and premium rates are subject to greater variability as there is limited experience or information available to us and the state. Actual experience could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense.

For example, in 2014 and 2015, several new, extremely high cost drugs were approved by the Federal Drug Administration. In our Florida MMA program, our claims experience ran significantly higher in the first months of implementation than we had originally estimated. Because the Florida MMA program requires its participating plans to utilize the state's drug formulary, it is more difficult for us to manage the pharmaceutical costs. In addition, we experienced unfavorable development of prior year reserve amounts in three of the four quarters in 2013, and in the first and second quarters of 2014, particularly in our Medicaid and Medicare Health Plans segments. Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Assumptions and estimates are utilized in establishing premium deficiency reserves. If our assumptions are inaccurate, our reserves may be inadequate to pay medical costs, we may be required to increase our premium deficiency reserve and there could be a material adverse effect on our results of operations and financial condition.

Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum Medical Loss Ratio (“MLR”), which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund a portion of our premiums back to the state or CMS, as applicable.

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

Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, which the state or CMS, respectively, may increase without granting a corresponding increase in premiums to us. We have experienced similar types of adjustments in states in which we operate. Unless such adjustments are mitigated by an increase in premiums, or if this were to occur in any more of the states in which we operate, our profitability will be negatively affected.

Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage medical benefits expenses. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustments of the payment could adversely affect our results of operations, financial position or cash flows.

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

We have determined, based on an evaluation of factors, including cost, compliance, quality and procurement success, that it is more efficient to use third parties instead of our personnel for certain functions. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing and certain aspects of utilization management. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. For example, we have a new pharmacy benefit manager as of January 1, 2016, which has created operational challenges during the transition and we will incur transitory costs that we would not have otherwise incurred as a result of the implementation. In addition, in November 2014, we outsourced our mail order pharmacy. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

Failure to maintain satisfactory quality scores could negatively affect our premium rates, subject us to penalties, limit or reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, which would have a material adverse effect on our business, rate of growth and results of operations.

Quality scores are used by certain agencies to establish premium rates or, in the case of the Centers for Medicare & Medicaid Services (“CMS”), to pay bonuses to Medicare Advantage (“MA”) plans that enable high scoring plans to offer enhanced health benefits which are attractive to members.

Certain provisions in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”) provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. As a result, plans that achieve higher Star Ratings may have a competitive advantage in the Medicare market over plans with lower Star Ratings. None of our plans achieved a 4.0 Star Rating in 2015, so we receive less quality-related additional revenue and have more restrictions on benefit design, enrollment criteria and timing than our competitors with higher Star Ratings. We may not be able to improve our Star Ratings to receive additional quality-related revenue, more flexibility in our benefit design, or to market our products more freely in the future. This could have a material adverse effect on the profitability and membership of our Medicare plans.

Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. Furthermore, plans deemed low performing that participate in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs.

In addition, plans with any Star Ratings below 3.0 for three consecutive years risk contract termination. Two of our MA contracts have been denoted as "low performing" plans by CMS: our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina and our MA contract serving Louisiana. Our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina is also subject to termination by CMS for the plan year 2017. Our efforts to retain the membership for these plans by consolidating these contracts into other, better-performing contracts held by us may not be successful. In addition, there is no assurance that Star Ratings of 3.0 can be attained or maintained for any of these plans, and they could, in the future, be subject to termination.

CMS’s current quality measurement methodology does not appropriately account for socio-economic determinants of health. Because we have a greater percentage of lower-income members than average, we may be unable to achieve a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed. However, our efforts may not be successful, and we could continue to have plans with Star Ratings lower than our competitors, which could have a material adverse effect on our membership and profitability of our MA and PDP lines of business.

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

In addition, lower quality scores compared to our competitors may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions or succeed in competitive bidding situations. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth, results of operations, financial position and cash flows.

Any failure by us to manage acquisitions, expansions, divestitures or other significant transactions successfully may have a material adverse effect on our quality scores, results of operations, financial position and cash flows.

Our membership has grown substantially in the last three years due to acquisitions, geographic expansions and organic growth. We may not be successful in enhancing our infrastructure to support this continued growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial position and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely affect our short-term profitability and liquidity.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. In 2013, we completed our acquisition of UnitedHealth Group Incorporated’s South Carolina Medicaid plan and Aetna, Inc.’s Missouri Medicaid plan. In 2014, we completed our acquisition of certain Medicaid-related assets of Healthfirst Health Plan of New Jersey, Inc. and Windsor from Munich Health North America, Inc., a part of Munich Re. Through its subsidiaries, at the time of acquisition, Windsor served Medicare beneficiaries with Medicare Advantage, Prescription Drug Plan and Medicare Supplement products.

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

Once acquired, we may have difficulties integrating the businesses within our existing operations, due to factors such as:

•	new associates who must become familiar with our operations and company culture;

•	acquired provider networks that operate on different terms than our existing networks and whose contracts may need to be renegotiated;

•	existing members who decide to switch to another health care plan;

•	disparate administrative and information technology systems; and

•	difficulties implementing our operations strategy to operate the acquired businesses profitably.

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. For example, during the year ended December 31, 2014, we recorded a charge of $18.0 million to reflect the impairment of certain intangible assets associated with our 2012 acquisitions. In the future, we may incur additional material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.

Furthermore, we may incur significant transaction expenses in connection with a potential acquisition or expansion opportunity that is not successful. For example, in October 2015, we signed a contract with the Iowa Department of Human Services to serve Iowa's Medicaid Managed Care program, effective January 1, 2016. In December 2015, CMS delayed the implementation of Iowa's Medicaid Managed Care program until March 1, 2016. Additionally, in December 2015, Iowa's Department of Administrative Services ruled to exclude the Company from participating in Iowa's Medicaid Managed care program, which the Company disputes and is currently appealing. Accordingly, in 2015, the Company's selling, general and administrative ("SG&A") expenses include non-recurring expenses of $11.9 million related to the readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs incurred during the fourth quarter of 2015. The Company expects to continue incurring certain of these expenses in 2016, which will adversely affect our selling, general and administrative expense ratio. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

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

In any program start-up, acquisition, expansion, or re-bid, the implementation of the contract as designed may be affected by factors beyond our control. These include political considerations, network development, contract appeals, incumbency, participation in other lines of business, membership assignment (allocation of members who do not self-select), errors in the bidding process, changes to the program design or implementation timing, difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers, and noncompliance with contractual requirements with which we do not yet have experience and similar risks. As a result, our business, particularly plans for expansion or increased membership levels, could be negatively affected.

In addition, when making award determinations and evaluating proposed acquisitions and expansions, regulators frequently consider the plan’s historical regulatory compliance, litigation and reputation and we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result of the previous federal and state investigations, stockholder and derivative litigation, the restatement during 2009 of our previously issued financial statements and related matters, and the criminal trial of certain of our former executives and employees that concluded in the second quarter of 2013, we have been, and may continue to be, the subject of negative publicity. In addition, the Iowa Medicaid bid protest, and the subsequent ruling to exclude the Company from the program has resulted in negative publicity. Continuing negative publicity and other negative perceptions regarding these matters may adversely affect our ability to grow.

Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, reduced premium rates, or delayed payment of earned premiums may adversely affect our business, results of operations, financial condition or cash flows.

Our concentration of Medicaid operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of significant premium rate reductions, payment delays, loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, advances in medical technology and pharmaceutical therapies, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states, or a significant change in the nature of our existing operations, could adversely affect our business, results of operations, financial condition or cash flows. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in these states could therefore have a disproportionately adverse effect on our operating results.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicare Advantage, Medicaid, and Children’s Health Insurance Program (“CHIP”). We provide those health care services under contracts with regulatory entities in the areas in which we operate. For the year ended December 31, 2015, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.

Our Medicaid contracts are generally intended to run for one to three years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms, or not renewed or extended on a timely basis, or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our results of operations, financial condition or cash flows may be materially affected.

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

We derive a significant portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition or cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2014 Medicare PDP bids were below the benchmarks in 30 of the 33 CMS regions for which we submitted bids. However, our 2015 PDP bids resulted in one of our basic plans being below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and within the de minimis range in nine other regions. This resulted from the realignment of our benefit designs and cost structure. We may not be able to submit bids which are below benchmarks of other plans’ bids in future years. Our 2016 PDP bids resulted in one of our basic plans being below the benchmarks in 17 of the 34 CMS regions and within the de minimis range in nine other regions. Our membership decreased in 2015 compared to 2014 as those PDP members who were auto assigned to us in regions where our 2015 bids were not below or within the de minimis range were assigned to other plans. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.

If our actual costs of providing prescription drugs are higher than our estimated costs of providing prescription drugs when we provided our bids to CMS, our funds receivable from CMS could be higher than we anticipated, which could have a material adverse effect on our cash flow and liquidity.

We may not be able to generate or access sufficient cash to service all of our indebtedness, or successfully secure alternatives to satisfy our obligations under our indebtedness.

As of December 31, 2015, we had approximately $1.2 billion in aggregate principal amount of total indebtedness outstanding consisting of a $300.0 million term loan and $900.0 million senior notes due 2020 (the "Senior Notes"). In January 2016, we entered into a new $850.0 million revolving credit agreement that matures in January 2021 and repaid the $300.0 million term loan in full. We have drawn $200.0 million of the revolving credit facility and we retain an additional $650.0 million of borrowing ability thereunder. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities, or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the Senior Notes and the credit agreement. We cannot assure that our business will generate sufficient cash flow from operations, or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the Senior Notes and the credit agreement, or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Senior Notes may restrict us from adopting some or all of these alternatives. If we are unable to pay our indebtedness on time, it could result in the acceleration of our indebtedness and materially adversely affect us.

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

The requirements of the ACA may have a material adverse effect on our results of operations, financial position and cash flows.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate contained in the ACA and modified the Medicaid expansion provisions to make the expansion optional for states. Some states have decided not to participate in the Medicaid expansion, and states currently participating may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the ACA, may attempt to replace the legislation with amended provisions or could seek to repeal the law altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, which we expect to occur over the next several years, the ACA could change the way we do business, potentially affecting our pricing, benefit design, product mix, geographic mix, and distribution channels.

New or amended regulations and policies, as well as future legislative changes, may have a material adverse effect on our results of operations, financial position, and cash flows by:

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

In addition, the response of other companies to these policy, regulatory and legislative changes and adjustments to their offerings, if any, could have a meaningful effect in the health care markets.

The ACA included a number of changes that have affected the way plans operate, such as reduced Medicare premium rates, CMS Star Ratings, minimum medical loss ratios ("MLR") and other provisions.

Reduced Medicare Premium Rates

In April 2015, the CMS final call letter revised the proposed 2016 rates, which we estimate will result in a rate decrease of approximately 1% compared with our 2015 rates.

CMS Star Ratings

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2017. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. None of our plans achieved a 4.0 Star Rating in 2015, so we receive less quality-related additional revenue and have more restrictions on benefit design, enrollment criteria and timing than our competitors with higher Star Ratings.

CMS's current quality measurement methodology does not appropriately account for socio-economic determinants of health. Because we have a greater percentage of lower-income members, we may be unable to achieve a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed.

In October 2015, CMS announced 2016 MA and PDP Star Ratings. The Star Rating for eight of our 12 MA plans, which serve approximately 73% of our December 31, 2015 MA membership, received an overall rating of 3.0 stars or higher. Our remaining four MA plans each received a score of 2.5 for 2016, and our stand-alone PDPs received a combined score of 2.5 for 2016.

Two of our MA contracts have been denoted as "low performing" plans by CMS: our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina and our MA contract serving Louisiana. However, we are working closely with CMS to retain the membership associated with these contracts by consolidating these contracts into other, better-performing contracts held by us. As a result, though our MA contract serving Arkansas, Mississippi, Tennessee and South Carolina is subject to termination by CMS for the plan year 2017, we do not anticipate this contract to be terminated. We expect that the membership for both of these contracts will be consolidated by January 1, 2017, which will remove the low performing designation.

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material effect on our results of operations in 2014 or 2015.

Other Provisions

Under the ACA, over a 10-year period beginning in 2010, the “coverage gap” (i.e., the dollar threshold at which an individual has to pay full price for his or her medications) under Part D has been gradually closing, with beneficiaries retaining a 25% co-pay in 2020. While this change will ultimately result in increased insurance coverage for beneficiaries, such improved benefits could result in changes in member behavior with respect to drug utilization. Such actions could affect the cost structure of our PDPs.
The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion and $11.3 billion in 2014 and 2015, respectively, growing to $14.3 billion by 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. On December 18, 2015, the President signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017.
We incurred $137.7 million and $227.3 million in 2014 and 2015, respectively. We have received amendments, written agreements or other documentation from all our Medicaid state customers that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes, for 2014 and 2015. Consequently, we recognized $124.6 million and $219.2 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2014 and 2015, respectively. CMS does not directly reimburse us for the effect of the ACA industry fee related to MA and PDP premiums.

The health reforms in the ACA allow, but do not require, states to expand eligibility for Medicaid programs. As a result, the effects of any potential future expansions and future federal financing are uncertain, making it difficult to determine whether the net effect of the ACA will be positive or negative for our Medicaid business.

Future changes in health care laws present challenges for our business that could have a material adverse effect on our results of operations, financial position and cash flows.

Future changes in, or interpretations to, existing health care laws or regulations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•	imposing additional license, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to change our operating structure;

•	requiring significant additional reporting and technological capabilities;

•	imposing additional fees and taxes, which cannot be offset by increased premium revenue;

•	increasing mandated benefits, such as the proposed mental health parity regulation;

•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	restricting our revenue and enrollment growth;

•	requiring us to restructure our relationships with providers; and

•	requiring us to implement additional or different programs and systems.

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (a claim for which no additional information is needed), payment methodologies and timing, utilization of mail order pharmacy, administrative simplification, mandatory network inclusion of certain providers, mandated increases in provider reimbursement rates, physician collective bargaining rights, centralized credentialing and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may have a material adverse effect on our results of operations, financial condition and cash flows.

The Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015, which, among other things, preserved and extended the CHIPs funding through fiscal year 2017 and extended the Special Needs Program through 2018. There is no assurance that the CHIPs and Special Needs Programs will be further extended or funded. If these programs are not further funded, renewed or extended, it could have a material adverse effect on our revenues, cash flow, membership and profitability.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial position, cash flows and ability to bid for, and continue to participate in, certain programs.

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been, and continue to be exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, financial position, cash flows and our ability to bid for, and continue to participate in, certain programs.

We encounter significant competition for program participation, members, network providers, key personnel and sales personnel and our failure to compete successfully may limit our ability to increase or maintain membership in the markets we serve, or have a material adverse effect on our business, growth prospects and results of operations.

We operate in a highly competitive industry. Some of our competitors are more established in the insurance and health care industries, with larger market share, greater financial resources and better quality scores than we have in some markets. We operate in, and may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively affect our ability to maintain or acquire profitable businesses, which could have a material adverse effect on our results of operations.

We entered into the health insurance exchange business in 2015 and only participated in Kentucky and New York. As a result, individuals who select an exchange product in our other states, and subsequently become eligible for a Medicaid plan that we offer, may be less likely to select or be assigned to us.

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

We are dependent on our senior management and we may not be able retain our senior management or attract and retain other qualified management, clinical and commercial personnel in the future due to the intense competition for qualified personnel in the managed care and health care industry. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition, we have in the past and may in the future modify our senior management structure, which could affect our retention of employees and management.

Our MA plans are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may also recommend and/or market health care benefit products of our competitors, and we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract or retain sales personnel and third-party brokers, consultants and agents or if we do not adequately provide support, training and education to this sales network regarding our product portfolio, which is complex, or if our sales strategy is not appropriately aligned across distribution channels.

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

Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial position and cash flows.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms, and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions by our government customers to the risk-adjustment models have reduced, and may continue to reduce, our premium revenue.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. We anticipate that CMS will continue to conduct audits of our contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits, and that any such adjustment could have a material adverse effect on our results of operations, financial position and cash flows.

We are subject to extensive government regulation and risk of litigation, and any actual or alleged violation by us of the terms of our contracts, applicable laws or regulations could have a material adverse effect on our results of operations, financial position and cash flows.

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

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts or defamation claims;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings and other statements;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices;

•	claims relating to audits and contract performance;

•	protests related to Medicaid awards; and

•	violations of state procurement laws and policies.

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

Some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial position, results of operations and cash flows. Qui tam, or "whistleblower" actions under federal and state law can be brought by any individual on behalf of the government. These actions have increased significantly in recent years, causing greater numbers of health care companies to defend false claim actions, pay fines or be excluded from Medicare, Medicaid or other state or federal health care programs as a result of investigations arising out of such actions.

For example, in October 2008, the Civil Division of the United States Department of Justice (the “Civil Division”) informed us that as part of its civil inquiry, it was investigating four complaints filed by relators against us under the whistleblower provisions of the False Claims Act. We also learned from a docket search that a former employee filed an action in state court for Leon County, Florida against several defendants, including us and one of our subsidiaries. With respect to these actions, we reached a settlement with the Civil Division, the Civil Division of the United States Attorney’s Office for the Middle District of Florida, and the Civil Division of the United States Attorney’s Office for the District of Connecticut. However, other such actions may have been filed against us of which we are presently unaware, or other similar actions may be filed against us in the future.

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

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, have secondary insurance, are eligible for a different premium category or are eligible for a different program. Our review of remittance files may not identify all member eligibility errors and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded. We have established a reserve in anticipation of recoupment by the states of previously paid premiums that we believe to be erroneous, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it could have a material adverse effect on our results of operations.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be reduced as a result of the state’s failure to pay us for related payments we made to providers and were unable to recoup.

If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions under our credit agreement, restrictions under our Senior Notes, restrictions on dividend payments from our subsidiaries, or higher levels of required statutory capital, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our credit agreement and Senior Notes have restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants:

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

Our credit agreement and Senior Notes also contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or declare dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable.

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

Our subsidiaries also may be required to maintain higher levels of statutory capital. Our subsidiaries are subject to their state regulators' general oversight powers. Regardless of whether a state adopts the risk-based capital requirements, the state's regulators can require our subsidiaries to maintain minimum levels of statutory net worth in excess of amounts required under the applicable state laws if they determine that maintaining such additional statutory net worth is in the best interests of our members and other constituents. For example, if premium rates are inadequate, reduced profits or losses in our regulated subsidiaries may cause regulators to increase the amount of capital required. Any additional capital contribution made to one or more of the affected subsidiaries could have a material adverse effect on our liquidity, cash flows and growth potential. In addition, increases of statutory capital requirements could cause us to withdraw from certain programs or markets where it becomes economically difficult to continue operating profitably.

Our indemnification obligations and the limitations of our director and officer liability insurance may have a material adverse effect on our results of operations, financial condition and cash flows.

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation. In connection with some pending matters, including the criminal trial of certain of our former executives and associates, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses and expect to continue to do so while these matters are pending. We have exhausted our insurance for the expenses associated with the criminal trial of our former executive officers and associates, and the related government investigations that commenced in 2007, and further expenses incurred by us for these matters will not be reimbursed.

We currently maintain insurance in the amount of $125.0 million, which provides coverage for our independent directors and officers hired after January 24, 2008 for certain potential matters to the extent they occur after October 2007. We cannot provide any assurances that pending claims, or claims yet to arise, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims.

We are exposed to fluctuations in the securities and debt markets, which could affect our investment portfolio and our results of operations, financial condition, cash flows and liquidity.

Our investment portfolio represents a significant portion of our assets and is subject to general credit, liquidity, market and interest rate risks. Market fluctuations in the securities and credit markets could affect the value or liquidity, of our investment portfolio and adversely affect interest income. As a result, we may experience a reduction in value or loss of liquidity which may materially affect our results of operations, financial condition, cash flows and liquidity.

Risks Related to Ownership of Our Stock

We are subject to laws and government regulations that may delay, deter or prevent a change in control of our Company, which could have a material adverse effect on our ability to enter into transactions favorable to stockholders.

Our operating subsidiaries are subject to state laws that require prior regulatory approval for any change of control of an HMO or insurance company. For purposes of these laws, in most states "control" of an entity is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of that entity, subject to certain exceptions. These laws may discourage acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular through unsolicited transactions, which could have a material adverse effect on our ability to enter into transactions that some or all of our stockholders find favorable.

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

Risks Related to Information Technology

If we are unable to maintain effective and secure management information systems and applications, successfully update or expand processing capability, or develop new capabilities to meet our business needs we could experience operational disruptions and other materially adverse consequences to our business and results of operations.

Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems assists us in, among other things, marketing and sales, membership tracking, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, and planning and analysis. These systems also support our customer service functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and financial reporting.

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

Our costs to comply with laws governing the transmission, security and privacy of health information could be significant, and any disruptions or security breaches in our information technology systems could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

In addition, the HITECH Act requires us to notify affected individuals, HHS and, in some cases, the media, when unsecured personal health information is subject to a security breach.

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

On January 25, 2013, HHS, as required by the HITECH Act, issued the Final Omnibus Rules that provide final modifications to HIPAA rules to implement the HITECH Act. The various requirements of the HITECH Act have different compliance dates, some of which have passed and some of which will occur in the future. We will continue to assess our compliance obligations as regulations under HIPAA, as modified by the HITECH Act, continue to become effective and more guidance becomes available from HHS and other federal agencies. The evolving privacy and security requirements, however, may require substantial operational and systems changes, associate education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the evolving regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under the HITECH Act and may require us to incur significant costs in order to seek to comply with its requirements.

Our business could be adversely affected by adoption of the new ICD-10 standardized coding set for diagnoses.

HHS has released rules pursuant to HIPAA, which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. On October 1, 2015, the federal government required that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, has required and will continue to require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, the cost of compliance with these regulations has not had and we do not expect it to have a material adverse effect on our results of operations, financial position or cash flows. However, these changes may result in errors and otherwise negatively affect our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services. In addition, claims not submitted in a timely manner as result of the ICD-10 implementation may affect our ability to make accurate estimates of medical benefits expense.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. As of December 31, 2015, we also leased office space for the administration of our health plans in California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, New Jersey, New York, South Carolina, Tennessee, Texas, Washington and Washington D.C. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

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

Other Lawsuits and Claims

Separate and apart from the legal matter described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests related to Medicaid procurements, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods indicated:

	High	Low
2015
First Quarter ended March 31, 2015	$95.09	$71.40
Second Quarter ended June 30, 2015	$93.99	$75.10
Third Quarter ended September 30, 2015	$98.79	$77.07
Fourth Quarter ended December 31, 2015	$92.37	$75.05
2014
First Quarter ended March 31, 2014	$73.44	$55.16
Second Quarter ended June 30, 2014	$78.37	$61.47
Third Quarter ended September 30, 2014	$77.78	$59.71
Fourth Quarter ended December 31, 2014	$84.69	$55.43

The last reported sale price of our common stock on the New York Stock Exchange on February 11, 2016 was $81.74. As of February 11, 2016, we had approximately 21 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. In addition, our current credit agreement and indenture have certain restrictions on our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Dividend Restrictions.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2010 to December 31, 2015 with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500") and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna Inc., Anthem Inc., Centene Corp., Cigna Corp., Health Net Inc., Humana Inc., Molina Healthcare, Inc., UnitedHealth Group Inc. and Universal American Corp. The graph assumes an investment of $100 made in our common stock, the S&P 500 and the custom composite index on December 31, 2010. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
WellCare Health Plans, Inc.	$100	$174	$161	$233	$272	$259
S&P 500 Index	$100	$102	$118	$157	$178	$181
Custom Composite Index (9 stocks)	$100	$139	$144	$212	$287	$350

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2015 Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Consolidated operating results:
Total revenues	$13,890.2	$12,959.9	$9,527.9	$7,409.0	$6,106.8
Income from operations	336.1	148.3	281.1	296.4	407.6
Income before income taxes	336.1	177.8	278.3	296.4	418.4
Net income	$118.6	$63.7	$175.3	$184.7	$264.2
Net income per share:
Basic	$2.69	$1.45	$4.03	$4.29	$6.17
Diluted	$2.67	$1.44	$3.98	$4.22	$6.10
Operating Statistics:
Medical benefits ratio:
Medicaid Health Plans (GAAP)	86.7%	88.2%	87.0%	87.0%	80.7%
Medicaid Health Plans (1)	89.8%	90.5%	88.2%	88.7%	82.4%
Medicare Health Plans	87.2%	88.5%	86.6%	84.2%	81.0%
Medicare PDPs	78.7%	92.9%	86.5%	78.7%	82.9%
SG&A ratio (GAAP)	8.2%	7.9%	9.1%	9.4%	10.5%
SG&A ratio (2)	7.9%	7.7%	8.5%	8.7%	9.9%
Membership:
Medicaid Health Plans	2,388,000	2,310,000	1,759,000	1,587,000	1,451,000
Medicare Health Plans	354,000	417,000	290,000	213,000	135,000
Medicare PDPs	1,025,000	1,392,000	797,000	869,000	976,000
Total Membership	3,767,000	4,119,000	2,846,000	2,669,000	2,562,000
Consolidated cash flows:
Operating activities	$712.6	$299.3	$178.9	$(30.7)	$162.0
Investing activities	(124.2)	(75.6)	(290.5)	(222.8)	(111.6)
Financing activities	505.1	(392.7)	493.6	28.9	(84.9)
Balance Sheet Data (in millions, as of December 31):
Cash and cash equivalents	$2,407.0	$1,313.5	$1,482.5	$1,100.5	$1,325.1
Total assets	5,193.6	4,495.0	3,450.7	2,675.5	2,488.1
Long-term debt (including current maturities)	1,212.1	900.0	600.0	135.0	146.3
Total liabilities	3,465.3	2,899.1	1,932.8	1,352.4	1,371.3
Total stockholders' equity	1,728.3	1,595.9	1,517.9	1,323.1	1,116.9

(1)
Medical benefits ratio ("MBR") measures the ratio of our medical benefits expense to premium revenue excluding reimbursement for Medicaid premium taxes and Medicaid ACA industry fee reimbursement revenue. Because the effect of reimbursements for Medicaid premium tax and ACA industry fee are included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that their effect is not indicative of operating performance. For GAAP reporting purposes, Medicaid premium taxes and Medicaid ACA industry fee reimbursements are included in premium revenue.

(2)
SG&A expense ratio measures selling, general and administrative expense as a percentage of total premium revenue, excluding premium taxes and Medicaid ACA industry fee reimbursements, and does not include depreciation and amortization expense for purposes of determining the ratio. The ratio also excludes the effect of investigation-costs for all years presented, and Sterling divestiture, Iowa SG&A and pharmacy benefit manager ("PBM") transitory costs for the year ended December 31, 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2015 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2015 Form 10-K.

OVERVIEW

Introduction

We are a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP") to families, children, seniors and individuals with complex medical needs. As of December 31, 2015, we served approximately 3.8 million members in 49 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA plans and PDPs, all as measured by membership. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key financial highlights for the year ended December 31, 2015. For additional information, refer to the "Results of Operations" section, which discusses both consolidated and segment results in more detail.

▪
Membership decreased 8.5% in 2015, mainly driven by a decline in PDP membership due to our bid positioning for the 2015 plan year, as well as a decline in our Medicare Health Plans membership due to bid actions, market withdrawals and the divestiture of our Medicare Supplement business. Medicaid Health Plans membership increased 78,000, or 3.4% year-over-year, primarily from organic growth in our Florida and Kentucky plans.

▪
Premiums increased $959.3 million, or 7.4%, in 2015, reflecting organic membership growth in our Medicaid Health Plans segment, primarily Florida and Kentucky, and increased ACA industry fee reimbursement from our Medicaid customers, partially offset by the effect of lower membership in our Medicare Health Plans and Medicare PDPs segments.

▪
Net Income increased $54.9 million, or 86.2%, in 2015 primarily attributable to improved performance in all segments, due to our bid positioning for the 2015 plan year, organic growth in our Medicaid membership and improved pharmacy rebates management, partially offset by the increase in ACA industry fee expense for 2015.

Key Developments and Accomplishments

Our current business strategy is achieved by focusing on care management, local markets and community advocacy, regulatory and provider partnerships and delivering prudent, profitable long-term growth. See Part I, Item 1 – Business for further discussion of our business strategy.

Presented below are key developments and accomplishments relating to progress on our business strategy that occurred or affected results of operations, financial condition and cash flows during 2015, or occurred in 2016 prior to the filing of this 2015 Form 10-K.

•
In January 2016, we entered into a new $850.0 million senior unsecured revolving credit facility, replacing and terminating the previous senior unsecured credit facility. Upon closing, through a combination of $100.0 million in cash and $200.0 million borrowed as a revolving loan under the new credit facility, we repaid in full the $300.0 million term loan due in September 2016 (the "Term Loan") under the previous credit facility.

•
In January 2016, we received a notice that the Georgia Department of Community Health (“Georgia DCH”) intends to extend our current Georgia Medicaid contract, which currently expires on June 30, 2016, for up to twelve months through the addition of two six-month renewal periods. At this time, Georgia DCH anticipates extending the contract at least through December 31, 2016. In September 2015, we received a Notice of Intent to Award ("NOIA") a contract from Georgia DCH to continue serving Medicaid members in Georgia. Services under the new contract are expected to commence on January 1, 2017, with an initial six-month term and five additional one-year renewal options at Georgia DCH's discretion. Three other plans also received a NOIA, which will increase the total number of participating plans from three to four. As of December 31, 2015, we served approximately 585,000 Medicaid members in Georgia.

•
In November 2015, the New York Department of Health approved the expansion of our New York Medicaid Managed Care and Child Health Plus programs into five new counties effective November 3, 2015. In May 2015, we announced that the New York State Department of Health renewed our contract to continue serving New York’s Medicaid Managed Care program in eleven counties retroactively effective March 1, 2014. The new contract runs through February 2019. As of December 31, 2015, we served approximately 122,000 Medicaid members in New York.

•	In September 2015, we achieved accreditation by the National Committee for Quality Assurance ("NCQA") for our Medicaid health plan in South Carolina.

•
Based on the outcome of our 2016 Medicare PDP bids, our plans are below the benchmarks in 17 of the 34 CMS regions and within the de minimus range of the benchmark in nine other regions. Comparatively, in 2015, our plans were below the benchmark in 13 of the 33 regions where we submitted bids and within the de minimus range in nine other regions.

•
In July 2015, we divested Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business that we acquired as part of the Windsor Health Group, Inc. ("Windsor") transaction in January 2014. The Sterling transaction closed on July 1, 2015 and did not have a material effect on our results of operations or financial position.

•
In June 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract, which included a rate decrease, commenced on July 1, 2015 and is for one year. The new contract can be renewed for up to four additional one-year terms upon the mutual agreement of the parties, potentially extending it through June 30, 2020. As of December 31, 2015, we served approximately 440,000 Medicaid members in Kentucky.

•
In June 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. We received net proceeds of $308.9 million from the issuance, which we are using for general corporate purposes, including organic growth and working capital.

•
In May 2015, our Staywell Health Plan was selected by the Florida Healthy Kids Corporation ("FHKC") to continue providing managed care services for children as part of the Florida Healthy Kids program in nine regions. These regions include the Pensacola, Tallahassee, Gainesville, Jacksonville, Fort Lauderdale, Fort Myers and Miami metropolitan areas. As of December 31, 2015, we served approximately 55,000 Florida Healthy Kids members. The contract commenced on October 1, 2015 and is for a term of two years, which may be extended for two additional one-year terms at FHKC’s discretion.

•
In March 2015, our Missouri Care, Incorporated ("Missouri Care") health plan was selected to continue serving Medicaid recipients participating in the MO HealthNet Managed Care program. The new contract commenced on July 1, 2015 and is for one year with two renewal options. As of December 31, 2015, Missouri Care served approximately 114,000 MO HealthNet Managed Care Medicaid members.

•
We have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

General Economic Environment, Political Environment and Health Care Reform

Please refer to Part I, Item 1 – Business, General Economic and Political Environment Affecting our Business and Health Care Reform for a further discussion of the current economic and political environment that is affecting our business, including discussion of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") and its potential effect on our business.
Refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors – Future changes in health care law present challenges for our business that could have a material adverse effect on our results of operations and cash flows.
In October 2015, we signed a contract with the Iowa Department of Human Services ("DHS") to serve Iowa’s Medicaid Managed Care program statewide effective January 1, 2016. In December 2015, CMS delayed the implementation of Iowa's Medicaid Managed Care program until March 1, 2016. Additionally, in December 2015, Iowa's Department of Administrative Services ruled to exclude the Company from participating in Iowa's Medicaid Managed Care program, which the Company disputes and is currently appealing. Accordingly, in 2015, the Company's selling, general and administrative ("SG&A") expenses include non-recurring expenses of $11.9 million related to the readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs incurred in the fourth quarter of 2015.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of operations data, as well as other key data used in our results of operations discussions for the years ended December 31, 2015, 2014 and 2013. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2015	2014	2013
Revenues:	(Dollars in millions)
Premium	$13,874.8	$12,915.5	$9,509.1
Investment and other income	15.4	44.4	18.8
Total revenues	13,890.2	12,959.9	9,527.9
Expenses:
Medical benefits	11,978.5	11,455.2	8,258.6
Selling, general and administrative	1,132.9	1,018.8	856.5
ACA industry fee	227.3	137.7	—
Medicaid premium taxes	94.7	76.5	75.7
Depreciation and amortization	72.6	59.9	44.1
Interest	54.2	39.4	11.9
Impairment and other charges	—	24.1	—
Gain on divestiture of business	(6.1)	—	—
Total expenses	13,554.1	12,811.6	9,246.8
Income from operations	336.1	148.3	281.1
Bargain purchase gain	—	29.5	—
Loss on extinguishment of debt	—	—	(2.8)
Income before income taxes	336.1	177.8	278.3
Income tax expense	217.5	114.1	103.0
Net income	$118.6	$63.7	$175.3

Membership by Segment
Medicaid Health Plans	2,388,000	2,310,000	1,759,000
Medicare Health Plans	354,000	417,000	290,000
Medicare PDPs	1,025,000	1,392,000	797,000
Total	3,767,000	4,119,000	2,846,000

Membership

2015 vs. 2014

Membership decreased 8.5% in 2015, mainly driven by membership declines in our Medicare PDPs and Medicare Health Plans segments due to our Medicare bid positioning for the 2015 plan year, partially offset by organic membership growth within our Medicaid Health Plans segment. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 78,000, or 3.4%, compared to December 31, 2014, primarily driven by organic growth in the Florida, Kentucky and Missouri programs, partially offset by a decrease in membership in our Georgia Medicaid market due to statewide eligibility recertifications.

•
Medicare Health Plans. Membership decreased by 63,000, or 15.1%, compared to December 31, 2014. The decrease is due to a reduction in our California and New York Medicare membership due to bid actions and county withdrawals in 2015, as well as our exit from the Arizona, Missouri and Ohio MA markets. The reduction also reflects the divestiture of our Medicare Supplement business, which was completed on July 1, 2015. These decreases are partially offset by organic membership growth in Florida and Texas.

•
Medicare PDPs. Membership decreased by 367,000, or 26.4%, compared to December 31, 2014. The decrease was primarily due to bid positioning for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions compared to our 2014 bids, in which we were below the benchmark in 30 out of 33 regions, and in the de minimis range in two other regions. PDP members who had been auto-assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans effective January 1, 2015.

2014 vs. 2013

At December 31, 2014, our total membership increased by 1,273,000, or 44.7%, compared to December 31, 2013. The growth in 2014 was mainly driven by organic membership growth across all of our segments, primarily in our Medicaid Health Plans and Medicare PDPs segments, as well as the Windsor acquisition, which was completed on January 1, 2014. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by approximately 551,000 compared to December 31, 2013, primarily driven by organic membership growth in our Florida, Georgia and Kentucky Medicaid programs. Florida membership increased mainly due to our participation in the Managed Medical Assistance ("MMA") program, which commenced implementation on May 1, 2014, while Kentucky membership increased mainly due to Kentucky's participation in the 2014 Medicaid expansion. Additionally, 42,000 members were transferred to our Medicaid plan in New Jersey as a result of the Healthfirst Health Plans of New Jersey, Inc., ("Healthfirst NJ") acquisition.

•
Medicare Health Plans. Membership increased approximately 127,000 compared to December 31, 2013, primarily from the Windsor acquisition, which contributed approximately 37,000 MA and 43,000 Medicare Supplement program members as of December 31, 2014, as well as an increase resulting from the 2014 annual election period due to increased dual-eligible beneficiaries and expansions into new counties.

•
Medicare PDPs. Membership increased approximately 595,000 compared to December 31, 2013 as a result of the outcome of our 2014 bids, as well as the inclusion of membership from the Windsor acquisition, which accounted for 103,000 members.

Net income

2015 vs. 2014

For the year ended December 31, 2015, our net income increased by $54.9 million, or 86.2%, compared to the same period of 2014, primarily attributable to improved performance in all segments, due to our Medicare bid positioning for the 2015 plan year, organic growth in our Medicaid membership and improved pharmacy rebates management, partially offset by the increase in unreimbursed ACA industry fee expense for 2015. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

2014 vs. 2013

For the year ended December 31, 2014, our net income decreased by $111.6 million, or 63.7%, compared to the same period in 2013, primarily due to higher medical benefits ratios ("MBR") in all of our segments, the effect of unreimbursed ACA industry fees, increased interest expense from higher debt levels in 2014 and the recognition of $24.1 million in impairment and other charges, primarily related to the partial impairment of certain intangible assets recorded in the 2012 acquisition of Easy Choice Health Plan, Inc. (“Easy Choice”). These decreases were partially offset by the increase in premiums from organic membership growth and acquisitions, lower administrative expenses as a percentage of total revenues and the Windsor bargain purchase gain.

Premium revenue

2015 vs. 2014

Premium revenue for the year ended December 31, 2015 increased approximately $959.3 million, or 7.4%, compared to the same period in 2014, reflecting higher membership in our Medicaid Health Plans segment, primarily from organic growth in Florida, Kentucky, and Illinois and increased ACA industry fee reimbursement from our Medicaid customers. These increases were partially offset by lower membership in our Medicare PDPs segment resulting from the bid positioning taken for the 2015 plan year, as well as the divestiture of our Medicare Supplement business effective July 1, 2015. The increase in premium revenue in 2015 also reflects a full year of premiums related to the Healthfirst acquisition, which was completed on July 1, 2014.

2014 vs. 2013

Premium revenue for the year ended December 31, 2014 increased approximately $3.4 billion, or 35.8%, compared to the same period in 2013, due mainly to the effect of organic membership growth across all of our segments and the Windsor acquisition, which accounted for a combined increase in Medicare Health Plans and Medicaid PDPs segment revenue of $620.5 million for the year ended December 31, 2014. Additionally, the increase was due to the effect of the ACA fee reimbursement from our Medicaid state customers, the favorable effect of Medicaid membership mix changes and the benefit of a full year of premiums for our South Carolina and Missouri Medicaid plans that were acquired in the first quarter of 2013.  These increases were partially offset by rate decreases in our Medicare Health Plans segment and a lower rate in our Medicare PDPs segment, consistent with our 2014 bids.

Medical benefits expense

2015 vs. 2014

Total medical benefits expense for the year ended December 31, 2015 increased $523.3 million, or 4.6%, compared with the same period in 2014, primarily due to the increased Medicaid membership. The increase was partially offset by favorable prior year reserve development of $78.1 million recognized in 2015, compared with unfavorable prior year development of $48.1 million recognized in 2014, and lower membership in our Medicare Health Plans and Medicare PDPs segments resulting from our 2015 bid positioning. The increase in medical benefits expense for 2015 also reflects a full year of expense related to our Healthfirst NJ acquisition.

2014 vs. 2013

Total medical benefits expense for the year ended December 31, 2014 increased $3.2 billion, or 38.7%, compared to the same period in 2013, due primarily to increased membership across all our segments, and higher current period medical and pharmacy costs, including higher medical costs associated with the implementation of the Florida MMA program, which operated at an MBR that was higher than our 2013 performance in the state. Also contributing to the higher expense was unfavorable prior year reserve development in 2014, which was due to higher than expected medical services in our Medicaid and Medicare Health Plan segments that were not discernible until the effect became clearer over time as claim payments were processed. For the year ended December 31, 2014, medical benefits expense was affected by approximately $48.1 million of unfavorable prior year reserve development compared to $3.0 million of favorable prior year reserve development recognized in 2013.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs ("investigation costs"). Refer to Note 13–Commitments and Contingencies within the Consolidated Financial Statements for additional discussion of these costs. SG&A expense also includes certain costs relating to the divestiture of Sterling ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy claims processing to a new pharmacy benefit manager ("PBM") effective January 1, 2016 ("PBM transitory costs") and non-recurring Iowa SG&A costs relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs incurred during the fourth quarter of 2015 ("Iowa SG&A costs"). We believe it is appropriate to evaluate SG&A expense exclusive of these costs as we do not consider them to be indicative of long-term business operations.

A reconciliation of SG&A expense, including and excluding such costs, is presented below.

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
SG&A expense	$1,132.9	$1,018.8	$856.5
Adjustments:
Investigation costs	(30.4)	(37.6)	(57.3)
Sterling divestiture costs	(2.0)	—	—
PBM transitory costs	(18.1)	—	—
Iowa SG&A costs	(11.9)	—	—
Adjusted SG&A Expense	$1,070.5	$981.2	$799.2

SG&A ratio (1)	8.2%	7.9%	9.1%
Adjusted SG&A ratio (2)	7.9%	7.7%	8.5%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements.

2015 vs. 2014

Our SG&A expense for the year ended December 31, 2015 increased approximately $114.1 million, or 11.2%, compared to the same period in 2014. Our Adjusted SG&A expense for year ended December 31, 2015 increased approximately $89.3 million, or 9.1%, compared to the same period in 2014. The increase was primarily due to normal operating costs associated with the 2015 growth in Medicaid membership, continued investments in our medical cost initiatives and the effect of lower compensation expense in 2014 resulting from lower management incentive compensation. The increases were partially offset by lower membership in our Medicare PDPs segment and continued improvements in operating efficiency. Our SG&A ratio and Adjusted SG&A ratio for the year ended December 31, 2015 increased compared to the same period in 2014, primarily reflecting lower compensation expense in 2014 related to lower management incentive compensation, partially offset by continued improvements in operating efficiency in 2015.

2014 vs. 2013

Our SG&A expense for the year ended December 31, 2014 increased approximately $162.3 million, or 18.9%, compared to the same period in 2013. Our Adjusted SG&A expense for year ended December 31, 2014 increased approximately $182.0 million, or 22.8% compared to the same period in 2013. SG&A expense increased primarily due to the growth in membership, investments in technology and infrastructure, including costs necessary to meet regulatory changes, investments related to our medical cost initiatives, increased spending related to the integration of recent acquisitions and our other growth and service initiatives. These cost increases were partially offset by improvements in operating efficiency and lower compensation expense in 2014 resulting from lower management incentive compensation. Our SG&A ratio and Adjusted SG&A ratio for the year ended December 31, 2014 decreased compared to the same period in 2013, primarily due to the improvements in operating efficiency and lower management incentive compensation discussed above.

ACA Industry Fee

2015 vs. 2014

For the year ended December 31, 2015, the ACA industry fee increased approximately $89.6 million compared to the same period in 2014. The higher expense is due to the increased total fee levied on the industry, from $8 billion in 2014 to $11.3 billion in 2015, and the increase in our share of total industry premiums for 2014. The ACA industry fee was first required by law in 2014 and is non-deductible for income tax purposes. As discussed in Key Developments and Accomplishments, we have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2015 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

Interest expense

2015 vs. 2014

Interest expense for the year ended December 31, 2015 increased approximately $14.8 million compared to the same period in 2014, primarily driven by the higher average debt levels during 2015, resulting from the issuance of the Term Loan in September 2014 and the additional $300.0 million issuance of Senior Notes in June 2015.

2014 vs. 2013

Interest expense for the year ended December 31, 2014 increased by $27.5 million compared to 2013, primarily driven by higher average debt levels during 2014 due to the Term Loan funded in September 2014 and the initial issuance of $600 million of the Senior Notes in November 2013.

Impairment and other charges

During the year ended December 31, 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily relates to the $18.0 million partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations.

Gain on Divestiture of Business

During the year ended December 31, 2015, we recognized a $6.1 million pre-tax gain resulting from the July 2015 divestiture of Sterling.

Bargain Purchase Gain

As a result of the Windsor acquisition on January 1, 2014, we recognized a bargain purchase gain of approximately $29.5 million during the year ended December 31, 2014, as the estimated fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid or payable to the seller. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting rules related to business combinations.

Income tax expense

2015 vs. 2014

Income tax expense for the year ended December 31, 2015 was $217.5 million, or 64.7% of pre-tax income, compared to $114.1 million, or 64.2% of pre-tax income, for the year ended December 31, 2014. The higher 2015 income tax expense is a result of higher income before income taxes as the effective tax rate is consistent as compared to the prior year.

2014 vs. 2013

Income tax expense for the year ended December 31, 2014 was $114.1 million, or 64.2% of pre-tax income, compared to $103.0 million, or 37.0% of pre-tax income, for the year ended December 31, 2013. The higher 2014 effective rate mainly reflected the effect of the non-deductible ACA industry fee. Additionally, the effective rate was lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012. These unfavorable effects were partially offset by the favorable effect of the Windsor bargain purchase gain.

Segment Reporting

Reportable operating segments are defined as components of an enterprise for which discrete financial information is available and evaluated on a regular basis by the enterprise's chief operating decision maker to determine how resources should be allocated to an individual segment and to assess performance of those segments. Accordingly, we have three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs.

Segment Financial Performance Measures

Our primary measurements of profitability for our reportable segments are premium revenue, gross margin and MBR. Gross margin is defined as premium revenue less medical benefits expense, less ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement.

We use gross margin and MBR to monitor our management of medical benefits and medical benefits expense. These metrics are utilized to make various business decisions, including which health care plans to offer, quality improvement initiatives to implement, geographic areas to enter or exit and health care providers to include in our networks.

For further information regarding premium revenues and medical benefits expense, please refer below to "Premium Revenue Recognition and Premiums Receivable" and "Medical Benefits Expense and Medical Benefits Payable" under "Critical Accounting Estimates."

Reconciling Segment Results

The following table reconciles our reportable segment results with our income from operations (before income taxes), as reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	For the Years Ended December 31,
	2015	2014	2013
Gross Margin:	(In millions)
Medicaid Health Plans	$1,072.4	$839.2	$733.8
Medicare Health Plans	428.4	411.6	411.5
Medicare PDPs	168.2	71.8	105.2
Total gross margin	1,669.0	1,322.6	1,250.5
Investment and other income	15.4	44.4	18.8
Other expenses (1)	(1,348.3)	(1,218.7)	(988.2)
Income from operations	$336.1	$148.3	$281.1

(1)	Other expenses includes selling, general and administrative expenses, Medicaid Premium taxes, depreciation and amortization, interest and impairment and other charges.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs, including long-term services and supports. As of December 31, 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving South Carolina members on February 1, 2013, Missouri Care members on April 1, 2013 and New Jersey members on January 1, 2014. As of July 1, 2013, we no longer provided Medicaid services in Ohio.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement (1)	$8,760.4	$7,572.8	$5,585.5
Medicaid premium taxes (1)	94.7	76.5	75.7
Medicaid ACA industry fee reimbursement (1)	219.2	124.6	—
Premium revenue	9,074.3	7,773.9	5,661.2
Medical benefits expense	7,866.8	6,853.1	4,927.4
ACA industry fee	135.1	81.6	—
Gross margin	$1,072.4	$839.2	$733.8

Medicaid Health Plans MBR (1)	86.7%	88.2%	87.0%
Effect of:
Medicaid premium taxes	1.0%	0.9%	1.2%
Medicaid ACA industry fee reimbursement	2.1%	1.4%	—
Medicaid Health Plans Adjusted MBR (1)	89.8%	90.5%	88.2%

Medicaid Health Plans Membership:
Florida	781,000	722,000	486,000
Georgia	585,000	604,000	540,000
Kentucky	440,000	420,000	292,000
Other states (2)	582,000	564,000	441,000
	2,388,000	2,310,000	1,759,000

(1)
For GAAP reporting purposes, Medicaid premium taxes and Medicaid ACA industry fee reimbursements are included in premium revenue to measure our MBR. Our Medicaid Health Plans Adjusted MBR measures the ratio of our medical benefits expense to premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that these components are not indicative of operating performance.

(2)	"All other states" consists of Hawaii, Illinois, Missouri, New York and South Carolina during all years presented. In 2014 and 2015, it also includes New Jersey.

2015 vs. 2014

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the year ended December 31, 2015 increased $1.2 billion, or 15.7%, compared to the same period in 2014. The increase was driven by increased membership in Florida due to organic growth and participation in the Florida MMA program, higher per member per month ("PMPM") rates related to the Florida MMA membership, growth in Kentucky from increased participation in the ACA Medicaid expansion program and growth in Illinois resulting from higher auto-assigned membership. The increase in Medicaid premium revenue in 2015 also reflects a full year of premiums related to the Healthfirst NJ acquisition.

Medical benefits expense for the year ended December 31, 2015 increased by approximately $1.0 billion, or 14.8%, compared to the same period in 2014, primarily driven by the increase in membership. Our Medicaid Health Plans MBR decreased by 150 basis points for the year ended December 31, 2015 compared with 2014. Our Medicaid Health Plans Adjusted MBR decreased by 70 basis points for the year ended December 31, 2015 compared with 2014, primarily due to improved operating performance across the segment, in particular in our Florida MMA program, which included a rate increase for this program that was effective September 1, 2015, as well as unfavorable prior year reserve development recognized in 2014. The decrease was partially offset by a rate decrease in Kentucky that was effective July 1, 2015.

2014 vs. 2013

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the year ended December 31, 2014 increased $2.0 billion, or 35.6%, when compared to the same period in 2013. The increase in premium revenues was driven mainly by increased membership in Florida, due to organic growth and participation in the Florida MMA program, which commenced implementation on May 1, 2014. The increase in premium revenues is also attributable to Kentucky, primarily from our participation in the ACA Medicaid expansion and the additional members received following a competitor's exit from the Kentucky program in 2013. Also contributing to the increase in revenue was the net favorable effect of changes in the geographic and demographic mix of members, higher PMPM rates related to the Florida MMA membership and growth in New Jersey resulting from expansion and the Healthfirst acquisition. The increase for the year ended December 31, 2014 also reflects the benefit of a full year's membership from the South Carolina and Missouri Care Medicaid acquisitions completed during the first quarter of 2013. These increases were partially offset by our exit from the Ohio Medicaid program effective July 1, 2013.

Medical benefits expense for the year ended December 31, 2014 increased by 39.1%, when compared to the same period in 2013, mainly driven by the increase in membership, higher current period medical and pharmacy costs, and higher medical costs associated with the Florida MMA program, which operated at a higher MBR than our 2013 performance in the state. The increase for the year ended December 31, 2014 also reflects recognition of unfavorable prior year reserve development and a full year's membership from the South Carolina and Missouri Medicaid acquisitions completed during the first quarter of 2013. Our Medicaid Health Plans Adjusted MBR increased by 230 basis points for the year ended December 31, 2014 compared to 2013, due to the effect of higher current period medical and pharmacy costs, higher cost associated with the Florida MMA program and unfavorable prior year reserve development recognized in 2014 compared to favorable prior year reserve development recognized in 2013. Pharmacy costs include increased spending on hepatitis C drugs as a result of the new, expensive drugs approved in 2014 as well as other pharmacy cost increases.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

In 2015, we operated our MA CCPs in 376 counties across 15 states, including Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

We will continue to focus on three main objectives in MA, including execution on medical expense and quality initiatives, a more disciplined portfolio approach to our MA bids, including a focus on net income, and improving Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

As a result of the Windsor acquisition completed on January 1, 2014, we began offering Medicare Supplement products. Accordingly, we included results for Medicare Supplement operations together with our MA plans within the Medicare Health Plans segment through June 30, 2015. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture. The operations of our Medicare Supplement business were not material to overall segment results.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Premium revenue	$3,898.8	$3,963.2	$3,071.0
Medical benefits expense	3,401.7	3,506.9	2,659.5
ACA industry fee	68.7	44.7	—
Gross margin	$428.4	$411.6	$411.5

Medicare Health Plans Membership	354,000	417,000	290,000

Medicare Health Plans MBR	87.2%	88.5%	86.6%

2015 vs. 2014

Medicare Health Plans premium revenue in 2015 decreased $64.4 million, or 1.6%, compared to the same period in 2014, primarily resulting from the decline in membership as a result of our 2015 bid actions, which included exiting two counties in California, as well as exiting from MA in Arizona, Missouri and Ohio. The decline also reflects the divestiture of our Medicare Supplement business effective July 1, 2015, partially offset by organic membership growth in Florida and Texas.

Medicare Health Plans medical benefits expense for the year ended December 31, 2015 decreased $105.2 million, or 3.0%, compared to the same period in 2014, primarily driven by the decrease in membership discussed above and improved operational execution on medical expense initiatives launched in 2015. The Medicare Health Plans MBR decreased by 130 basis points compared to 2014, reflecting improved operating performance as a result of bid actions for the 2015 plan year as well as improved operational execution on medical expense initiatives launched in 2015.

2014 vs. 2013

Medicare Health Plans premium revenue in 2014 increased $892.2 million, or 29.1%, when compared to the same period in 2013. The Windsor acquisition contributed approximately $507.2 million, or 16.5%, to the year-over-year increase, while organic membership growth in Florida, California, New York and Texas drove the remaining increase. Partially offsetting these increases was the effect of CMS premium rate decreases compared to 2013.

Medicare Health Plans medical benefits expense for the year ended December 31, 2014 increased $847.4 million, or 31.9%, compared to the same period in 2013, primarily driven by the increase in membership discussed above. The Medicare Health Plans MBR increased by 190 basis points compared to 2013, resulting mainly from the effect of CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013, as well as unfavorable prior year reserve development, partially offset by changes to plan benefit designs and cost sharing terms in 2014 compared with 2013, as well as our ongoing medical cost management initiatives.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of December 31, 2015, we offered PDPs in 49 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the first half of a plan year and less in the second half of a plan year due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us and those who actively choose our PDPs will affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Premium revenue	$901.7	$1,178.4	$776.9
Medical benefits expense	710.0	1,095.2	671.7
ACA industry fee	23.5	11.4	—
Gross margin	$168.2	$71.8	$105.2

Medicare PDPs membership	1,025,000	1,392,000	797,000

Medicare PDPs MBR	78.7%	92.9%	86.5%

2015 vs. 2014

The Medicare PDPs premium revenue decreased $276.7 million, or 23.5%, in 2015 compared with 2014, primarily due to the decrease in membership resulting from specific actions taken in the 2015 bids. The Medicare PDPs MBR for the year ended December 31, 2015 decreased 1,420 basis points over the same period in 2014, reflecting improvement from bid positioning taken to better balance membership and margin improvement for the 2015 plan year, an improvement in pharmacy rebates and improved operational execution.

2014 vs. 2013

The Medicare PDPs premium revenue increased 51.7% in 2014 when compared to 2013, primarily due to the increase in membership, which includes 103,000 members from the Windsor acquisition, partially offset by lower premium rates resulting from our 2014 bids. The Medicare PDPs MBR for the year ended December 31, 2014 increased 640 basis points over the same period in 2013 primarily driven by higher drug unit costs, increased utilization of branded and specialty medications, the outcome of our 2014 bids and CMS rate decreases and the federal government's budget sequestration, which took effect in April 2013.

2016 Outlook

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans, excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursement, to be in the range of $8.75 billion to $8.90 billion for 2016, consistent with $8.8 billion reported for 2015. Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.0% to 90.0% for 2016, slightly down from 89.8% reported for 2015 due to momentum from improved performance in 2015 and our improved pharmacy cost structure that went into effect on January 1, 2016.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $3.85 billion to $3.95 billion for 2016, consistent with $3.9 billion reported for 2015. Medicare Health Plans MBR is expected to be in the range of 85.25% to 86.50% for 2016, compared with 87.2% in 2015. The expected year-over-year improvement reflects a continuation of a more disciplined bid process for 2016 and continued execution on medical expense initiatives.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $900.0 million to $975.0 million for 2016 compared with $901.7 million for 2015, primarily resulting from our bid positioning for the 2016 plan year. Medicare PDPs MBR is expected to be in the range of 81.0% to 83.0% for 2016, compared with 78.7% for 2015 due to our bid positioning for the 2016 plan year.

Consolidated SG&A - We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs, PBM transitory costs, $1.0 to $2.0 million in Sterling divestiture costs and Iowa SG&A costs, for the full-year 2016 will be in a range of 7.7% to 7.9%, consistent with 7.9% reported for 2015 given a slight increase in revenue.

ACA Industry Fee expense - We estimate that we will incur between $223.0 million and $233.0 million of ACA industry fee expense in 2016, consistent with 2015, as the total fee to be levied on the industry will remain at $11.3 billion.

Interest Expense - We expect that interest expense will increase to approximately $58.0 million to $62.0 million in 2016, driven primarily by the additional $300.0 million issuance of Senior Notes in June 2015.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity and cash flows, see Part I – Item 1A – Risk Factors included in this 2015 Form 10-K.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated subsidiary level.

Regulated subsidiaries

Our regulated HMO and insurance subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•	payment of certain Part D benefits paid for members on behalf of CMS;

•	selling, general and administrative costs directly incurred or paid through a management services agreement to one of our non-regulated administrative and management services subsidiaries; and

•	federal tax payments to the parent company under an intercompany tax sharing agreement.

Our regulated subsidiaries meet their liquidity needs by:

•	generating cash flows from operating activities, primarily from premium revenue;

•	receipts of prospective subsidy payments and related final settlements from CMS to reimburse us for certain Part D benefits paid for members on behalf of CMS;

•	cash flows from investing activities, including investment income and sales of investments; and

•	capital contributions received from our non-regulated subsidiaries.

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS, which is discussed further in Medicare Part D Funding and Settlements below.

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash, cash equivalents and investments was $1.9 billion at December 31, 2015, compared with $1.7 billion at December 31, 2014, due primarily to the Medicare Part D 2014 plan year settlement received in October 2015 (discussed further in Medicare Part D Funding and Settlements below), cash flows from operating activities and $120.3 million of capital contributions received from our non-regulated subsidiaries. These increases were partially offset by the $227.3 million ACA industry fee payment remitted to the IRS in September 2015, $152.0 million in dividends distributed to our non-regulated subsidiaries and a return of funding to certain non-regulated subsidiaries previously provided to support shortfalls resulting from Part D benefits paid for members on behalf of CMS, discussed above, for the Medicare Part D 2014 plan year.

Our regulated subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain appropriate levels of aggregate excess statutory capital and surplus in our regulated subsidiaries. See further discussion under Regulatory Capital and Dividend Restrictions below.

Parent and non-regulated subsidiaries

Liquidity requirements at the non-regulated parent and subsidiary level generally consist of:

•
payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, business development, rent, branding and certain information technology services;

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees earned by our non-regulated administrator subsidiary under management services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments was $816.1 million at December 31, 2015, an increase of $726.6 million from $89.5 million at December 31, 2014. This increase reflects the receipt of $308.9 million net proceeds from the Senior Notes issuance in June 2015, $152.0 million in dividends received from certain regulated subsidiaries and a return of funding from certain regulated subsidiaries previously provided to support shortfalls resulting from Part D benefits paid for members on behalf of CMS, discussed above, for the Medicare Part D 2014 plan year. These increases were partially offset by $120.3 million of capital contributions paid to certain regulated subsidiaries.

Medicare Part D Funding and Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in this 2015 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Growth in our PDP and MA membership and high drug unit costs in 2014 resulted in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable, and our unregulated cash will continue to be used to fund these benefits until they are settled with CMS. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids were still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership than expected in our original 2015 bids. In October 2015, we received an $845.5 million settlement payment from CMS relating to the 2014 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable included in our funds receivable for the benefit of members as well as the CMS risk corridor.

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

We currently maintain directors' and officers' liability insurance in the amount of $125.0 million for matters not addressed above.

Auction Rate Securities

As of December 31, 2015, $31.7 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Two auction rate securities with an aggregate fair value of $21.0 million have investment grade security credit ratings and one auction rate security with a fair value of $10.7 million has a credit rating below investment grade. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. As of the date of this 2015 Form 10-K, auctions have failed for our auction rate securities and there is no assurance that auctions will succeed in the future. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. In addition, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may, in the future, be required to record an impairment charge on these investments.

Although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity as of December 31, 2015 of the underlying securities could be as long as 22 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 18 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$712.6	$299.3	$178.9
Net cash used in investing activities	(124.2)	(75.6)	(290.5)
Net cash provided by (used in) financing activities	505.1	(392.7)	493.6
Total net increase (decrease) in cash and cash equivalents	$1,093.5	$(169.0)	$382.0

Cash flows from operating activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

2015 vs. 2014

Cash provided by operating activities for 2015 was $712.6 million compared to $299.3 million for 2014. The improvement in cash flow from operations primarily resulted from improved year-over-year operating performance across all segments and higher pharmacy rebates consistent with an improved pharmacy rebates management contract. The increase is also related to the timing of settlement of the current year Medicare Part D risk corridor payables due to CMS as compared to the Medicare Part D risk corridor net receivables in 2014. Net cash provided by operating activities was reduced by the $227.3 million ACA industry fee payment remitted to the IRS in September 2015, compared to $137.7 million remitted for such fee in September 2014.

2014 vs. 2013

Cash provided by operating activities for 2014 was $299.3 million compared to $178.9 million for 2013, mainly resulting from an increase in premiums associated with the growth in membership, as well as the timing of certain premium receipts, partially offset by the $137.7 million ACA industry fee payment remitted to the IRS during September 2014.

Cash flows from investing activities

2015 vs. 2014

Net cash used in investing activities for 2015 increased by $48.6 million compared to the same period in 2014, resulting primarily from net cash used in acquisitions and acquisition-related settlements of $17.2 million in 2015, related to the final balance sheet settlement of the Windsor acquisition, compared with $48.0 million of net cash acquired from acquisitions in 2014. The increase is also a result of higher additions to capitalized software during 2015 resulting from investments in our information technology infrastructure. The increases are partially offset by proceeds from the sales of investments in 2015 compared with net purchases of investments in 2014.

2014 vs. 2013

Net cash used in investing activities for 2014 was $75.6 million compared to $290.5 million for 2013. The decrease in cash used in 2014 primarily resulted from a higher amount of cash used in acquisitions in 2013 relative to 2014, including $133.6 million advanced in December 2013 in connection with the Windsor acquisition, which closed in January 2014. Conversely, in 2014, cash flows reflect $48.0 million of net cash acquired from acquisitions. Excluding acquisitions, investment activities primarily reflect our investment in marketable securities and restricted investments, purchases of property and equipment and proceeds from maturities of marketable securities and restricted investments, which in combination, did not materially change year over year.

Cash flows from financing activities

2015 vs. 2014

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity. Cash flows from financing activities in 2015 increased by $897.8 million compared to the same period in 2014 primarily resulting from net funds received for the benefit of members of approximately $201.1 million in 2015, compared to funds paid of $687.9 million during the same period in 2014. These funds represent the net amounts of prescription drug benefits we paid or collected in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS inclusive of the annual settlement payments. As discussed in Medicare Part D Funding and Settlements above, we received a $845.5 million settlement payment from CMS relating to the 2014 Part D plan year, which significantly improved financing cash flows for 2015 compared to 2014. Additionally, in June 2015, we received net proceeds of $308.9 million resulting from the issuance of $300.0 million aggregate principal amount of our Senior Notes compared to net proceeds of $298.6 million in 2014 resulting from a $300.0 million term loan (the "Term Loan") issued during September 2014.

2014 vs. 2013

Cash flows from financing activities in 2014 decreased by $886.3 million compared to the same period in 2013 primarily resulting from net funds paid for the benefit of members of approximately $687.9 million in 2014, compared to funds received of $34.0 million during the same period in 2013. Additionally, in 2014, we received $298.6 million in aggregate proceeds resulting from the $300.0 million Term Loan issued during September 2014, compared to aggregate net proceeds from debt transactions of $451.4 million in 2013. Debt-related activity in 2013 includes net proceeds of $228.5 million received in connection with the second amendment to our 2011 credit agreement and $587.9 million of net proceeds from the issuance of the Senior Notes in November 2013, partially offset by $28.5 million of payments made on the term loan under our 2011 credit agreement during the first three quarters of 2013. During November 2013, we used a portion of the net proceeds from the issuance of the Senior Notes to pay off the remaining $336.5 million term loan balance under our 2011 credit agreement, plus accrued interest, and used the remaining net proceeds for general corporate purposes and organic growth opportunities.

Capital Resources

Senior Notes

As discussed in Key Developments and Accomplishments, in June 2015 we completed the offering and sale of $300.0 million aggregate principal amount of our Senior Notes pursuant to a reopening of our existing series of such notes, under which $600.0 million of our Senior Notes were previously issued in November 2013. The 2015 offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. We received net proceeds of $308.9 million from this issuance, after approximately $4.6 million incurred in debt issuance costs. Interest is payable on May 15 and November 15 each year. As of December 31, 2015, our outstanding Senior Notes totaled $912.1 million.

The Senior Notes were issued under an indenture, dated as of November 14, 2013 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013 (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture") each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture under which the Senior Notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of our subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of our subsidiaries to pay dividends, make other payments and guarantee indebtedness;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	merge or consolidate with other entities.

2014 Credit Agreement

As of December 31, 2015, our current portion of long-term debt included the $300.0 million Term Loan outstanding under our 2014 amended and restated credit agreement (the "2014 Credit Agreement"). The 2014 Credit Agreement provided for a senior unsecured revolving loan facility (the "2014 Revolving Credit Facility") of up to $300.0 million, which was not drawn upon. The Term Loan would have matured in September 2016 and the commitments under the 2014 Revolving Credit Facility were scheduled to expire on November 14, 2018. Borrowings under the 2014 Credit Agreement bore interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% and 1.625%, depending upon our cash flow leverage ratio (which was defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the 2014 Credit Agreement were subject to a fee of 0.25% to 0.45%, depending upon our cash flow leverage ratio. The annual interest rate on the Term Loan was 4.50% as of December 31, 2015.

The 2014 Credit Agreement contained negative and financial covenants that limit certain activities of us and our subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) 105% of our required level of statutory net worth for our health maintenance organization and insurance subsidiaries. The 2014 Credit Agreement also contained customary representations and warranties that were required to be accurate in order for us to borrow under the 2014 Revolving Credit Facility. In addition, the 2014 Credit Agreement contained customary events of default. If an event of default occurred and was continuing, we may have been required immediately to repay all amounts outstanding under the 2014 Credit Agreement. Lenders holding at least 50% of the loans and commitments under the 2014 Credit Agreement may have elected to accelerate the maturity of the loans and/or terminate the commitments under the 2014 Credit Agreement upon the occurrence and during the continuation of an event of default.

2016 Revolving Credit Facility

On January 8, 2016, we entered into a senior unsecured revolving credit facility (the “2016 Credit Agreement”) with an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. We then repaid our $300.0 million Term Loan and terminated the 2014 Credit Agreement. The 2016 Credit Agreement provides for a senior unsecured revolving loan facility (the “2016 Revolving Credit Facility”) of up to $850.0 million (the loans thereunder, the “Revolving Credit Loans”), of which up to $150.0 million is available for letters of credit. The 2016 Credit Agreement also provides that we may, at our option, increase the aggregate amount of the 2016 Revolving Credit Facility and/or obtain incremental term loans in an amount up to $200.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Credit Agreement are subject to a fee of 0.25% to 0.35% depending upon our ratio of total net debt to cash flow.

At closing, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. Borrowings under the 2016 Revolving Credit Facility may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time.

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the 2016 Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the 2016 Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the 2016 Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the 2016 Credit Agreement) for a one month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the 2016 Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the 2016 Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. The “Applicable Rate” means a percentage ranging from 0.50% to 1.00% per annum for ABR Loans and a percentage ranging from 1.50% to 2.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to cash flow, as calculated in accordance with the 2016 Credit Agreement.

The 2016 Revolving Credit Facility includes negative and financial covenants that limit certain activities of us and our subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the cash flow net leverage ratio not to exceed a maximum and (b) a minimum interest expense and principal payment coverage ratio. The 2016 Revolving Credit Facility also contains customary representations and warranties that must be accurate in order for us to borrow under the 2016 Revolving Credit Facility. In addition, the 2016 Revolving Credit Facility contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the 2016 Revolving Credit Facility. Lenders holding at least 50% of the loans and commitments under the 2016 Revolving Credit Facility may elect to accelerate the maturity of the loans and/or terminate the commitments under the 2016 Revolving Credit Facility upon the occurrence and during the continuation of an event of default.

As of December 31, 2015, we were in compliance with all covenants under both the Senior Notes and the 2014 Credit Agreement. As of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Revolving Credit Facility.

For additional information on our long-term debt, see Note 10 - Debt to the Consolidated Financial Statements

Shelf Registration Statement

In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

Initiatives to Increase Our Unregulated Cash
We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the 2016 Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC") and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $807.9 million at December 31, 2015, and $743.7 million at December 31, 2014. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.4 billion and $1.3 billion at December 31, 2015 and 2014, respectively, which was in compliance with and in excess of the minimum capital requirements as of those dates.

Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $152.0 million, $68.0 million and $147.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2015, 2014, and 2013, respectively. The 2015 amount included $29.0 million not requiring prior regulatory approval, and $123.0 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2015, the amount of dividends that may be paid through the end of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $147.2 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2015.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$156.8	$31.0	$53.7	$36.8	$35.3
Purchase obligations (1)	72.2	24.0	34.1	14.1	—
Long-term debt (2)	1,200.0	300.0	—	900.0	—
Interest on debt (3)	258.5	58.0	103.5	97.0	—
Total	$1,687.5	$413.0	$191.3	$1,047.9	$35.3

(1)	Our purchase obligations include commitments under contracts for equipment leases and software maintenance.

(2)
Represents the principal amount of our outstanding Senior Notes and Term Loan as of December 31, 2015. These amounts exclude the remaining $12.1 million debt premium on the Senior Notes, which is being amortized over the remaining term of the Senior Notes.

(3)
Represents projected interest on the $900.0 million principal amount of Senior Notes and $300.0 million Term Loan outstanding as of December 31, 2015. These projections exclude interest on the $200.0 million principal amount drawn under the 2016 Revolving Credit in January 2016.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions while our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable, and collection is assured. Our contracts also have additional provisions as described in the sections below.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Missouri, New Jersey, New York and South Carolina. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. We recognize supplemental premium revenue in the period we provide related services to our members.

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

Medicaid ACA Industry Fee Reimbursement

The ACA imposed certain new taxes and fees including an annual premium-based health insurance industry assessment on health insurers which began in 2014. As discussed in "Key Developments and Accomplishments", we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2015 and 2014. Consequently, we recognized $219.2 million and $124.6 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2015 and 2014, respectively.

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

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to state agencies and CMS under various contractual and plan arrangements. We estimate the effect of these arrangements during each reporting period and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to state agencies and CMS in other payables to government partners in the consolidated balance sheets.

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

Our MA and PDP premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between the subsequent CMS settlement amount and our estimates.

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect on our results of operations in 2015 or 2014.

A summary of other net receivables (payables) to government partners is as follows (in millions):

	As of December 31,
	2015	2014
Liability to states under Medicaid minimum medical expense provisions	$(32.9)	$(14.3)
(Liability to) receivable from CMS under risk corridor provision	(136.8)	84.7
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(3.0)	(1.7)
Net (payables) receivables to/from government partners(1)	$(172.7)	$68.7

(1) The components of net (payables) receivables to/from government partners are classified in the consolidated balance sheets as $172.7 million in current liabilities as of December 31, 2015, and $83.0 million and $14.3 million in current assets and current liabilities, respectively, as of December 31, 2014.

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

Low-Income Cost Sharing Subsidy ("LICS")- For qualifying low income members, CMS reimburses us for all or a portion of the low income member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy- CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy ("CGDS")- CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

Catastrophic reinsurance subsidies and the LICS represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. The balance of funds receivable from CMS grew substantially in 2014 due to growth in our PDP and MA membership and high drug unit costs, resulting in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids was still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership. In October 2015, we received an $845.5 million settlement payment from CMS relating to the 2014 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable for our funds receivable for the benefit of members as well as the CMS risk corridor.

CGDS advance payments are recorded as Funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted prescription drug event data.

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

Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR. Our estimate of IBNR is the most significant estimate included in our consolidated financial statements. We determine our best estimate of the base liability for IBNR utilizing consistent standard actuarial methodologies based upon key assumptions, which vary by business segment. Our assumptions include current payment experience, trend factors, and completion factors. Trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

The following table provides a detail of the components of medical benefits payable:

	December 31, 2015	% of Total	December 31, 2014	% of Total
	(In millions)
IBNR	$1,187.9	77%	$1,111.5	75%
Other medical benefits payable	348.1	23%	372.3	25%
Total medical benefits payable	$1,536.0	100%	$1,483.8	100%

The factors and assumptions that are used to develop our estimate of medical benefits expense and medical benefits payable inherently are subject to greater variability when there is more limited experience or information available to us. The ultimate claims payment amounts, patterns and trends for new products and geographic areas cannot be precisely predicted at their onset since we, the providers and the members do not have experience in these products or geographic areas. Standard accepted actuarial methodologies, discussed above, would allow for this inherent variability. This can result in larger differences between the originally estimated medical benefits payable and the actual claims amounts paid. Conversely, during periods where our products and geographies are more stable and mature, we have more reliable claims payment patterns and trend experience. With more reliable data, we should be able to more closely estimate the ultimate claims payment amounts; therefore, we may experience smaller differences between our original estimate of medical benefits payable and the actual claim amounts paid.

In developing our estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of the medical benefits payable, we estimate claims incurred by applying observed trend factors to the fixed fee PMPM costs for prior months, which costs have been estimated using completion factors in order to estimate the PMPM costs for the most recent months. We validate our estimates of the most recent PMPM costs by comparing the most recent months' utilization levels to the utilization levels in prior months and actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided and timeliness of submission and processing of claims.

Many aspects of the managed care business are not predictable. Medical cost trends potentially are more volatile than other segments of the economy. Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. External factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may affect medical cost trends. Other internal factors such as system conversions and claims processing changes may affect our ability to accurately predict estimates of historical completion factors or medical cost trends. We believe that the amount of medical benefits payable as of December 31, 2015 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2015 were decreased by 1%, our medical benefits expense would increase by approximately $139.4 million. If the completion factors were increased by 1%, our medical benefits expense would decrease by approximately $136.3 million.

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

Changes in medical benefits payable estimates are primarily the result of obtaining more complete claims information and medical expense trend data over time. Differences between actual experience and estimates used to establish the liability, which we refer to as prior year developments, are recorded in the period when such differences become known and have the effect of increasing or decreasing the reported medical benefits expense in such periods.

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balances as of beginning of period	$1,483.8	$953.4	$733.0
(Divestitures) acquisitions	(9.5)	107.0	71.6
Medical benefits incurred related to:
Current year	12,189.5	11,481.4	8,333.2
Prior year	(211.0)	(26.2)	(74.6)
Total	11,978.5	11,455.2	8,258.6
Medical benefits paid related to:
Current year	(10,763.0)	(10,089.6)	(7,490.6)
Prior year	(1,153.8)	(942.2)	(619.2)
Total	(11,916.8)	(11,031.8)	(8,109.8)
Balances as of end of year	$1,536.0	$1,483.8	$953.4

Medical benefits payable recorded at December 31, 2015, 2014 and 2013 developed favorably by approximately $211.0 million, $26.2 million and $74.6 million in 2015, 2014 and 2013, respectively. A portion of the prior year development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded at December 31, 2015 developed favorably (unfavorably) by approximately $78.1 million, $(48.1) million and $3.0 million in 2015, 2014 and 2013, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The favorable development recognized in 2015 was primarily due to lower than expected utilization in our Medicaid Health Plans segment. The unfavorable development in 2014 was due to higher than expected medical services in our Medicaid Health Plans and Medicare Health Plan segments that were not discernible until the effect became clearer over time as claim payments were processed. The favorable development in 2013 was due mainly to the medical cost trend emerging favorably in our Medicaid Health Plans segment due to lower than expected utilization.

Premium Deficiency Reserves

We evaluate our contracts to determine if it is probable that a loss will be incurred.  We establish a premium deficiency reserve ("PDR") when it is probable that expected future medical benefits and administrative expenses will exceed future premiums and reinsurance recoveries for the remainder of a contract period. For purposes of determining a PDR, we do not consider investment income and contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.  A PDR is recorded as medical benefits expense and in medical benefits payable. Once established, a PDR is reduced over the contract period as an offset to actual losses. We re-evaluate our PDR estimates each reporting period and, if estimated future losses differ from those in the current PDR estimate, we adjust the liability through medical benefits expense, as necessary. We had no PDR liability recorded in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Many of our past acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2015 and 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid and MA reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2015, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily related to the $18.0 million partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy

Choice Health Plan, Inc. as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations. During 2015, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during 2015.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the Consolidated Financial Statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2015, we had cash and cash equivalents of $2.4 billion, investments classified as current assets of $204.4 million, long-term investments of $131.8 million and restricted investments on deposit for licensure of $196.0 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2015, the fair value of our fixed income investments would decrease by approximately $2.7 million. Similarly, a 1% decrease in market interest rates at December 31, 2015 would increase the fair value of our investments by approximately $2.6 million.

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

In connection with the preparation of this 2015 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and updated in 2013 (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, that is included herein.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 12, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

Tampa, Florida
February 12, 2016

Item 9B. Other Information.

None

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2015, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2015 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

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

Date: February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Kenneth A. Burdick	Chief Executive Officer (Principal Executive Officer and Director)	February 12, 2016
Kenneth A. Burdick

/s/Andrew L. Asher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Andrew L. Asher

/s/Maurice S. Hebert	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2016
Maurice S. Hebert

/s/Christian P. Michalik	Chairman of the Board	February 12, 2016
Christian P. Michalik

/s/ Richard C. Breon	Director	February 12, 2016
Richard C. Breon

/s/Carol J. Burt	Director	February 12, 2016
Carol J. Burt

/s/ Roel C. Campos	Director	February 12, 2016
Roel C. Campos

/s/D. Robert Graham	Director	February 12, 2016
D. Robert Graham

/s/Kevin F. Hickey	Director	February 12, 2016
Kevin F. Hickey

/s/Glenn D. Steele, Jr.	Director	February 12, 2016
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 12, 2016
William L. Trubeck

/s/ Paul E. Weaver	Director	February 12, 2016
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
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche, LLP

Certified Public Accountants
Tampa, Florida
February 12, 2016

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share and share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Premium	$13,874.8	$12,915.5	$9,509.1
Investment and other income	15.4	44.4	18.8
Total revenues	13,890.2	12,959.9	9,527.9
Expenses:
Medical benefits	11,978.5	11,455.2	8,258.6
Selling, general and administrative	1,132.9	1,018.8	856.5
ACA industry fee	227.3	137.7	—
Medicaid premium taxes	94.7	76.5	75.7
Depreciation and amortization	72.6	59.9	44.1
Interest	54.2	39.4	11.9
Impairment and other charges	—	24.1	—
Gain on divestiture of business	(6.1)	—	—
Total expenses	13,554.1	12,811.6	9,246.8
Income from operations	336.1	148.3	281.1
Bargain purchase gain	—	29.5	—
Loss on extinguishment of debt	—	—	(2.8)
Income before income taxes	336.1	177.8	278.3
Income tax expense	217.5	114.1	103.0
Net income	$118.6	$63.7	$175.3

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(1.9)	0.5	(0.8)
Income tax expense related to other comprehensive income	(0.3)	(0.2)	(0.3)
Other comprehensive income, net of tax	(1.6)	0.7	(0.5)
Comprehensive income	$117.0	$64.4	$174.8

Earnings per common share (see Note 5):
Basic	$2.69	$1.45	$4.03
Diluted	$2.67	$1.44	$3.98

Weighted average common shares outstanding:
Basic	44,057,579	43,864,367	43,535,927
Diluted	44,391,032	44,163,601	44,000,563

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
Assets	2015	2014
Current Assets:
Cash and cash equivalents	$2,407.0	$1,313.5
Short-term investments	204.4	172.8
Premiums receivable, net	603.9	609.0
Pharmacy rebates receivable, net	252.5	358.9
Receivables from government partners	—	83.0
Funds receivable for the benefit of members	577.6	781.5
Income taxes receivable	50.6	—
Prepaid expenses and other current assets, net	137.7	170.5
Deferred income tax asset	34.8	37.1
Total current assets	4,268.5	3,526.3
Property, equipment and capitalized software, net	244.8	187.1
Goodwill	263.2	263.2
Other intangible assets, net	80.0	101.0
Long-term investments	131.8	257.3
Restricted investments	196.0	150.3
Other assets	9.3	9.8
Total Assets	$5,193.6	$4,495.0

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,536.0	$1,483.8
Unearned premiums	27.7	86.9
Accounts payable and accrued expenses	405.2	313.6
Current portion of long-term debt	300.0	—
Current portion of amount payable related to investigation resolution	—	35.2
Income taxes payable	—	1.9
Other payables to government partners	172.7	14.3
Total current liabilities	2,441.6	1,935.7
Deferred income tax liability	87.4	48.4
Long-term debt	912.1	900.0
Other liabilities	24.2	15.0
Total Liabilities	3,465.3	2,899.1

Commitments and contingencies (see Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,113,328 and 43,914,106 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	0.4	0.4
Paid-in capital	518.4	503.0
Retained earnings	1,211.7	1,093.1
Accumulated other comprehensive loss	(2.2)	(0.6)
Total Stockholders' Equity	1,728.3	1,595.9
Total Liabilities and Stockholders' Equity	$5,193.6	$4,495.0
See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	43,212,375	$0.4	$469.4	$854.1	$(0.8)	$1,323.1
Common stock issued for exercised stock options	390,942	—	10.3	—	—	10.3
Common stock issued for vested restricted stock and restricted stock units	231,154	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(67,826)	—	(4.1)	—	—	(4.1)
Equity-based compensation expense, net of forfeitures	—	—	12.5	—	—	12.5
Incremental tax benefit from equity-based compensation	—	—	1.3	—	—	1.3
Comprehensive income	—	—	—	175.3	(0.5)	174.8
Balance at December 31, 2013	43,766,645	0.4	489.4	1,029.4	(1.3)	1,517.9
Common stock issued for exercised stock options	20,625	—	0.5	—	—	0.5
Common stock issued for vested restricted stock and restricted stock units	178,772	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(51,936)	—	(3.1)	—	—	(3.1)
Equity-based compensation expense, net of forfeitures	—	—	15.7	—	—	15.7
Incremental tax benefit from equity-based compensation	—	—	0.5	—	—	0.5
Comprehensive income	—	—	—	63.7	0.7	64.4
Balance at December 31, 2014	43,914,106	0.4	503.0	1,093.1	(0.6)	1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units and performance stock units	270,723	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(79,521)	—	(7.0)	—	—	(7.0)
Equity-based compensation expense, net of forfeitures	—	—	20.2	—	—	20.2
Incremental tax benefit from equity-based compensation	—	—	1.9	—	—	1.9
Comprehensive income (loss)	—	—	—	118.6	(1.6)	117.0
Balance at December 31, 2015	44,113,328	0.4	518.4	1,211.7	(2.2)	1,728.3

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	118.6	63.7	175.3
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	72.6	59.9	44.1
Stock-based compensation expense	20.2	15.7	12.5
Gain on divestiture of business	(6.1)	—	—
Bargain purchase gain	—	(29.5)	—
Incremental tax benefit from stock-based compensation	(1.9)	(0.6)	(3.6)
Deferred taxes, net	44.6	(6.8)	15.5
Provision for doubtful receivables	14.6	15.2	10.6
Other, net	19.5	24.1	11.8
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(8.5)	(46.2)	(77.3)
Pharmacy rebates receivable, net	106.4	(161.2)	(38.7)
Medical benefits payable	68.6	423.4	148.8
Unearned premiums	(55.6)	82.4	0.1
Other receivables/payables to government partners	241.7	(106.0)	(51.0)
Amount payable related to investigation resolution	(35.2)	(35.1)	(35.2)
Accrued liabilities and other, net	113.1	0.3	(34.0)
Net cash provided by operating activities	712.6	299.3	178.9

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(17.2)	48.0	(174.1)
Purchases of investments	(165.7)	(416.7)	(462.5)
Proceeds from sales and maturities of investments	195.7	367.9	408.1
Additions to property, equipment and capitalized software, net	(137.0)	(74.8)	(62.0)
Net cash used in investing activities	(124.2)	(75.6)	(290.5)

Cash flows from financing activities:
Proceeds from debt, net of financing costs paid	308.9	298.6	816.4
Proceeds from exercises of stock options	0.3	0.5	10.3
Incremental tax benefit from stock-based compensation	1.9	0.6	3.6
Repurchase and retirement of shares to satisfy tax withholding requirements	(7.0)	(3.1)	(4.1)
Payments on debt	—	—	(365.0)
Payments on capital leases	(0.1)	(1.4)	(1.6)
Funds received (paid) for the benefit of members, net	201.1	(687.9)	34.0
Net cash provided by (used in) financing activities	505.1	(392.7)	493.6

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) - Continued

	For the Years Ended December 31,
	2015	2014	2013
Increase (decrease) in cash and cash equivalents	1,093.5	(169.0)	382.0
Balance at beginning of period	1,313.5	1,482.5	1,100.5
Balance at end of period	2,407.0	1,313.5	1,482.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	217.9	100.9	80.5
Cash paid for interest	51.9	36.9	6.3

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	6.1	11.7	2.9

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014, and 2013
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

As of December 31, 2015, we served approximately 3.8 million members. In 2015, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In connection with our acquisitions of Medicaid plans in South Carolina and Missouri (see Note 3), our Medicaid operations in those states began in February 2013 and April 2013, respectively.

As of December 31, 2015, we offered Medicare Advantage ("MA") coordinated care plans ("CCPs") in certain counties in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 49 states and the District of Columbia. Our MA plans in Arkansas, Mississippi, South Carolina and Tennessee are attributable to our acquisition of Windsor Health Group, Inc. ("Windsor") and our MA operations in those states began on January 1, 2014. Effective January 1, 2015, we no longer offered MA plans in the states of Arizona, Missouri and Ohio.

Basis of Presentation and Use of Estimates

The consolidated balance sheets and statements of comprehensive income (loss), changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

We prepared the consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"), which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these consolidated financial statements.

Reclassifications

Certain reclassifications were made to 2013 and 2014 financial information to conform with 2015 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our consolidated results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are

Index to Consolidated Financial Statements and Schedules

identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard effective January 1, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated results of operations, financial position or cash flows.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts", which addresses enhanced disclosure requirements for short-duration insurance contracts. The disclosures required by this update are aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, as well as the timing, frequency and severity of claims. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual reporting periods beginning after December 15, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements." ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, these standards will be effective for annual periods beginning after December 15, 2015 and interim periods within annual reporting periods beginning after December 15, 2016. We will adopt these standards effective January 1, 2016. We do not believe the adoption of these standards will have a material effect on our consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective dates of ASU 2014-09 by one year. As such, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, interim and annual periods beginning after December 15, 2016 will be permitted. We are currently evaluating the effect of the new revenue recognition principle.

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions, while our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable, and collection is assured. Our contracts also have additional provisions as described in the sections below.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. Member

Index to Consolidated Financial Statements and Schedules

premiums are recognized as revenue in the period of service. We estimate, on an on-going basis, the amount of members' billings that may not be collectible based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $19.9 million and $21.1 million at December 31, 2015 and 2014, respectively. Historically, the provision for uncollectible premiums for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Georgia, Illinois, Missouri, New Jersey, New York and South Carolina. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. We recognize supplemental premium revenue in the period we provide related services to our members. For the years ended December 31, 2015, 2014, and 2013 we recognized approximately $269.1 million, $278.4 million and $242.9 million, respectively, of supplemental Medicaid premium revenue.

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

Medicaid ACA Industry Fee Reimbursement

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. As discussed below in "ACA Industry Fee", we have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2015 and 2014. Consequently, we recognized $219.2 million and $124.6 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2015 and 2014, respectively.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the

Index to Consolidated Financial Statements and Schedules

following year. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. However, in the third quarter of 2013, we recognized risk adjusted premium received as part of the 2012 final settlement that was higher than our original estimates, mainly related to members in our California MA plan that were new to Medicare in 2012. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying condensed consolidated balance sheets include risk-adjusted premiums receivable of $209.2 million and $178.7 million as of December 31, 2015 and 2014, respectively.

Minimum Medical Expense and Risk Corridor Provisions

We may be required to refund certain premium revenue to state agencies and CMS under various contractual and plan arrangements. We estimate the effect of the following arrangements on a monthly basis and reflect any adjustments to premium revenues in current operations. We report the estimated net amounts due to state agencies and CMS in other payables to government partners in the consolidated balance sheets.

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

Our MA and PDP premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between our recorded estimates and the subsequent CMS settlement amounts.

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR imposed financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect to our results of operations in 2015 or 2014.

A summary of other net (payables) receivables to/from government partners is as follows (in millions):

	As of December 31,
	2015	2014
Liability to states under Medicaid minimum medical expense provisions	$(32.9)	$(14.3)
(Liability to) receivable from CMS under risk corridor provision	(136.8)	84.7
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(3.0)	(1.7)
Net (payables) receivables to/from government partners(1)	$(172.7)	$68.7

(1) The components of net (payables) receivables to/from government partners are classified in the consolidated balance sheets as $172.7 million in current liabilities as of December 31, 2015, and $83.0 million and $14.3 million in current assets and current liabilities, respectively, as of December 31, 2014.

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

Low-Income Cost Sharing Subsidy ("LICS")-For qualifying LIS members, CMS reimburses us for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy-CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy ("CGDS")-CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

Catastrophic reinsurance subsidies and the LICS represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. The balance of funds receivable from CMS grew substantially in 2014 due to growth in our PDP and MA membership and high drug unit costs, resulting in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids was still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership than we expected. In October 2015, we received an $845.5 million settlement payment from CMS relating to the 2014 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable for our funds receivable for the benefit of members as well as the CMS risk corridor.

CGDS advance payments are recorded as Funds receivable for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted prescription drug event data.

Funds receivable for the benefit of members consisted of the following (in millions):

	As of December 31,
	2015	2014
Low-income cost sharing subsidy	$288.7	$323.1
Catastrophic reinsurance subsidy	267.7	492.5
Coverage gap discount subsidy	21.2	(34.1)
Funds receivable for the benefit of members	$577.6	$781.5

Index to Consolidated Financial Statements and Schedules

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

Consistent with the criteria specified and defined in guidance issued by the Department of Health and Human Services ("HHS") for costs that qualify to be reported as medical benefits under the minimum MLR provision of the ACA, we record certain medically-related administrative costs such as preventive health and wellness, care management, and other quality improvement costs, as medical benefits expense. All other medically-related administrative costs, such as utilization review services, network and provider credentialing and claims handling costs, are recorded in selling, general, and administrative expense.

Medical benefits payable represents amounts for claims fully adjudicated but not yet paid and estimates for IBNR. Our estimate of IBNR is the most significant estimate included in our consolidated financial statements. We determine our best estimate of the base liability for IBNR utilizing consistent standard actuarial methodologies based upon key assumptions, which vary by business segment. Our assumptions include current payment experience, trend factors, and completion factors. Trend factors in our standard actuarial methodologies include contractual requirements, historic utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns, maturity of lines of business, changes in membership and other factors.

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

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior year developments, as increases or decreases to medical benefits expense in the period we identify the differences. The favorable (unfavorable) cumulative effect of prior year reserve development was $78.1 million, $(48.1) million and $3.0 million in 2015, 2014 and 2013, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions.

Premium Deficiency Reserves

We evaluate our contracts to determine if it is probable that a loss will be incurred.  We establish a premium deficiency reserve ("PDR") when it is probable that expected future medical benefits and administrative expenses will exceed future

Index to Consolidated Financial Statements and Schedules

premiums and reinsurance recoveries for the remainder of a contract period. For purposes of determining a PDR, we do not consider investment income and contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A PDR is recorded as medical benefits expense and in medical benefits payable. Once established, a PDR is reduced over the contract period as an offset to actual losses. We re-evaluate our PDR estimates each reporting period and, if estimated future losses differ from those in the current PDR estimate, we adjust the liability through medical benefits expense, as necessary. We had no PDR liability recorded in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

ACA Industry Fee

The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and $11.3 billion in 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. On December 18, 2015, the President signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017.

The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. The initial estimated liability for each year is accrued as of January 1, with a corresponding deferred expense asset that is amortized over 12 months to expense on a straight line basis. The fee is payable by September 30 of each year. We incurred $227.3 million and $137.7 million of such fees in 2015 and 2014, respectively. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes for 2015 and 2014. See discussion under "Premium Revenue Recognition and Premiums Receivable."

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

Certain of our senior level employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of a mix of cash and equity awards, which are granted pursuant to the 2013 Plan. We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity and performance-based cash awards, depending on job level. The Compensation Committee of our board of directors (the "Compensation Committee") has sole discretion of the ultimate funding and payout of awards under the LTI program.

The Compensation Committee awards certain equity-based compensation under our stock plans, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"), each of which is described below:

Index to Consolidated Financial Statements and Schedules

RSUs - For each RSU granted, employees receive one share of common stock, net of taxes withheld at the statutory minimum, at the end of the vesting period. RSUs typically vest one to three years from the date of grant.

PSUs - The actual number of common stock shares earned upon vesting will range from zero shares up to 200% of the target award, depending on the award date, the target award amounts for the PSU awards and our achievement of certain financial and quality-based performance goals set by the Compensation Committee at its sole discretion. PSUs generally cliff-vest 3 years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The number of shares earned by the participant are generally paid net of taxes withheld at the statutory minimum.

MSUs - The number of shares of common stock earned upon vesting is determined based on the ratio of our average common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceding the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. The number of shares earned by the participant are generally paid net of taxes withheld at the statutory minimum.

We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience. We estimate compensation cost for RSUs and MSUs based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant. For MSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years.

Our PSUs are subject to variable accounting since they do not have a grant date fair value for accounting purposes due to the subjective nature of the terms of the PSUs, which precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock.

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

Medicaid Premium Taxes

Premiums related to our Medicaid contracts with Georgia, Hawaii, Kentucky, New Jersey and New York are subject to an assessment or tax on Medicaid premiums. The premium revenues we receive from these states include the premium assessment. We have reported premium taxes on a gross basis, as premium revenue and as premium tax expense in the consolidated statements of income. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $94.7 million, $76.5 million and $75.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Index to Consolidated Financial Statements and Schedules

Income Tax Expense

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

State and federal taxing authorities may challenge the positions we take on our filed tax returns. We evaluate our tax positions and only recognize a tax benefit if it is more likely than not that a tax audit will sustain our conclusion. Based on our evaluation of tax positions, we believe that potential tax exposures have been recorded appropriately. State and federal taxing authorities may propose additional tax assessments based on periodic audits of our tax returns. We believe our tax positions comply with applicable tax law in all material aspects and we will vigorously defend our positions on audit. The ultimate resolution of these audits may materially affect our financial position, results of operations or cash flows. We have not experienced material adjustments to our consolidated financial statements as a result of these audits.

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

We regularly compare the fair value of our investments to the amortized cost of those investments. The evaluation of impairment is a quantitative and qualitative process, which is subject to risk and uncertainties. Our fixed maturity investments are exposed to four primary sources of investment risk: credit, interest rate, liquidity and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values.

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

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment ("OTTI") in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. We did not realize any OTTI for the years ended December 31, 2015, 2014 or 2013.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, net, are comprised of advances to providers, prepaid premium taxes, divestiture related receivables, pharmaceutical coverage gap discounts receivable, and other prepaid expenses and current assets.

We record pharmaceutical coverage gap discounts receivable for amounts billed to pharmaceutical manufacturers by CMS for Medicare Part D coverage gap discounts advanced by us. Pharmaceutical manufacturers remit payments directly to us (see "Premium Revenue Recognition and Premiums Receivable - Medicare Part D Settlements"). Our receivable for pharmaceutical coverage gap discounts was approximately $6.6 million and $52.8 million as of December 31, 2015, and 2014, respectively.

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

We record depreciation expense using the straight-line method over the estimated useful lives of the related assets, which ranges from three to ten years for leasehold improvements, five years for furniture and equipment, and three to seven years for computer equipment and software. We record maintenance and repair costs as selling, general and administrative expense when incurred.

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

Index to Consolidated Financial Statements and Schedules

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

Goodwill and Intangible Assets

Our acquisitions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2015 and 2014 was $263.2 million, which consisted of $152.8 million and $110.4 million attributable to our Medicaid Health Plans and Medicare Health Plans reporting units, respectively.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2015, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

Other intangible assets resulting from our acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting units for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

During the second quarter of 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily related to the $18.0 million partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice Health Plan, Inc. as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations. During 2015, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during 2015.

Index to Consolidated Financial Statements and Schedules

3. ACQUISITIONS AND DIVESTITURES

Healthfirst NJ Acquisition

On July 1, 2014, our New Jersey subsidiary completed the acquisition of Medicaid assets from Healthfirst Health Plan of New Jersey, Inc. ("Healthfirst NJ"). The acquired assets primarily relate to approximately 42,000 Healthfirst NJ Medicaid members who were transferred to our Medicaid plan in New Jersey, as well as certain provider agreements.

Based on the final purchase price allocation, we allocated $10.8 million of the purchase price to identified intangible assets and recorded the excess of purchase price over the aggregate fair value of the net assets acquired of $16.2 million as goodwill. The recorded goodwill and other intangible assets related to the Healthfirst NJ acquisition are deductible for income tax purposes.

Windsor Acquisition

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group ("Munich"). We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements.

Based on the final purchase price allocation, we allocated $195.3 million of the purchase price to identifiable tangible net assets and $54.3 million of the purchase price to identifiable intangible assets, which had a weighted average amortization period of 11.5 years. We paid $17.2 million associated with the final purchase price settlement during the quarter ended June 30, 2015.

The fair value of the net tangible and intangible assets that we acquired exceeded the total consideration paid to the seller by $29.5 million, which was recognized as a bargain purchase gain for the year ended December 31, 2014. After consideration of all relevant factors, we concluded that the excess fair value constituted a bargain purchase gain in accordance with accounting rules related to business combinations.

Missouri Care Acquisition

On March 31, 2013, we acquired all outstanding stock of Missouri Care, Incorporated, a subsidiary of Aetna Inc. ("Missouri Care"), which participates in the Missouri HealthNet Medicaid program. We included the results of Missouri Care's operations from the date of acquisition in our consolidated financial statements.

Based on the final purchase price allocation, we allocated $10.2 million of the purchase price to identified tangible net assets and $7.1 million of the purchase price to identified intangible assets. We recorded the excess of purchase price over the aggregate fair value of the net assets acquired of $10.7 million as goodwill. The recorded goodwill and other intangible assets related to the Missouri Care acquisition are deductible for income tax purposes.

WellCare of South Carolina Acquisition

On January 31, 2013, we acquired all outstanding stock of WellCare of South Carolina, Inc. ("WCSC"), formerly UnitedHealthcare of South Carolina, Inc., a South Carolina Medicaid subsidiary of UnitedHealth Group Incorporated. We included the results of WCSC's operations from the date of acquisition in our consolidated financial statements.

Based on the final purchase price allocation, we allocated $24.7 million of the purchase price to identified tangible net assets and $9.5 million of the purchase price to identified intangible assets. We recorded the excess of purchase price over the aggregate fair value of the net assets acquired of $12.7 million as goodwill. The recorded goodwill and other intangible assets related to the WCSC acquisition are deductible for tax purposes.

Sterling Life Insurance Company Divestiture

On July 1, 2015, we completed the divestiture of Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business that we acquired as part of the Windsor transaction in January 2014. The transaction did not have a material effect on our results of operations, financial position or cash flows.

Pro Forma Financial Information (unaudited)

Index to Consolidated Financial Statements and Schedules

Only pro forma results for 2013 have been presented as the results of operations and financial condition for our 2013 and 2014 acquisitions have been included in our consolidated financial statements since the respective acquisition dates.  Assuming these acquisitions occurred on January 1, 2013, for the year ended December 31, 2013, our unaudited pro forma premium revenues, net earnings and diluted earnings per share would have been $10.7 billion, $201.5 million and $4.58, respectively. The unaudited pro forma adjustments include the pro forma effect of the amortization of finite-lived intangible assets arising from the purchase price allocations, adjustments necessary to align the acquired companies' accounting policies to our accounting policies and the associated income tax effects of the pro forma adjustments. Additionally, the unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented.

4. SEGMENT REPORTING

  On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs, including long-term services and supports. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP programs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The MLTC program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Kentucky	19%	18%	14%
Florida	17%	14%	12%
Georgia	12%	13%	16%

In January 2016, we received a notice that the Georgia Department of Community Health (“Georgia DCH”) intends to extend our current Georgia Medicaid contract, which currently expires on June 30, 2016, for up to twelve months through the addition of two six-month renewal periods. At this time, Georgia DCH anticipates extending the contract at least through December 31, 2016. In September 2015, we received a Notice of Intent to Award a contract from Georgia DCH to continue serving Medicaid members in Georgia. Services under the new contract are expected to commence on January 1, 2017, with an initial six-month term and five additional one-year renewal options at Georgia DCH's discretion.

In June 2015, our Kentucky Medicaid plan was selected by the Kentucky Cabinet for Health and Family Services to continue serving the Commonwealth's Medicaid Managed Care program in all eight of the program's regions. The new contract commenced on July 1, 2015 and is for one year and four additional one-year renewal options upon the mutual agreement of the parties, potentially extending it through June 30, 2020.

In February 2014, we executed a contract with the Florida Agency for Health Care Administration ("AHCA") pursuant to which our Staywell Health Plan participates in eight out of the state's 11 regions under the Managed Medical Assistance Program ("MMA"), which was fully implemented as of August 2014. The contract expires on December 31, 2018.

Index to Consolidated Financial Statements and Schedules

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

As a result of the Windsor acquisition completed on January 1, 2014, we began offering Medicare Supplement products. Accordingly, we included results for Medicare Supplement operations together with our MA plans within the Medicare Health Plans segment through June 30, 2015. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture. The operations of our Medicare Supplement business were not material to overall segment results.

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

Index to Consolidated Financial Statements and Schedules

Summary of Financial Information

We allocate goodwill and other intangible assets, as well as the ACA industry fee, to our reportable segments. We do not allocate any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense to our reportable segments. The Company's chief operating decision maker primarily uses premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments. A summary of financial information for our reportable operating segments through the gross margin level and a reconciliation to income from operations is presented in the tables below.

	For the Years Ended December 31,
	2015	2014	2013
Premium revenue:
Medicaid Health Plans	$9,074.3	$7,773.9	$5,661.2
Medicare Health Plans	3,898.8	3,963.2	3,071.0
Medicare PDPs	901.7	1,178.4	776.9
Total premium revenue	13,874.8	12,915.5	9,509.1
Medical benefits expense:
Medicaid Health Plans	7,866.8	6,853.1	4,927.4
Medicare Health Plans	3,401.7	3,506.9	2,659.5
Medicare PDPs	710.0	1,095.2	671.7
Total medical benefits expense	11,978.5	11,455.2	8,258.6
ACA industry fee expense:
Medicaid Health Plans	135.1	81.6	—
Medicare Health Plans	68.7	44.7	—
Medicare PDPs	23.5	11.4	—
Total ACA industry fee expense	227.3	137.7	—
Gross margin:
Medicaid Health Plans	1,072.4	839.2	733.8
Medicare Health Plans	428.4	411.6	411.5
Medicare PDPs	168.2	71.8	105.2
Total gross margin	1,669.0	1,322.6	1,250.5
Investment and other income	15.4	44.4	18.8
Other expenses (1)	(1,348.3)	(1,218.7)	(988.2)
Income from operations	$336.1	$148.3	$281.1

(1)	Other expenses includes selling, general and administrative expenses, Medicaid Premium taxes, depreciation and amortization, interest and impairment and other charges.

5. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average common shares outstanding — basic	44,057,579	43,864,367	43,535,927
Dilutive effect of outstanding stock-based compensation awards	333,453	299,234	464,636
Weighted-average common shares outstanding — diluted	44,391,032	44,163,601	44,000,563
Anti-dilutive stock-based compensation awards excluded from computation	65,839	30,217	79,978

6. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	121.4	—	(0.4)	121.0
Money market funds	45.9	—	—	45.9
Municipal securities	46.0	0.4	(0.1)	46.3
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(0.9)	84.2
Total	$339.5	$0.4	$(3.7)	$336.2
December 31, 2014
Auction rate securities	$34.1	$—	$(1.8)	$32.3
Certificates of deposit	0.3	—	—	0.3
Corporate debt and other securities	162.2	0.1	(0.4)	161.9
Money market funds	41.4	—	—	41.4
Municipal securities	86.9	0.5	(0.1)	87.3
U.S. government securities	21.7	0.1	(0.1)	21.7
Variable rate bond fund	85.1	0.2	(0.1)	85.2
Total	$431.7	$0.9	$(2.5)	$430.1

Index to Consolidated Financial Statements and Schedules

Contractual maturities of long-term available-for-sale investments at December 31, 2015 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.7	$—	$—	$—	$31.7
Corporate debt and other securities	121.0	55.7	65.3	—	—
Money market funds	45.9	45.9	—	—	—
Municipal securities	46.3	12.2	26.7	7.4	—
Variable rate bond fund	84.2	84.2	—	—	—
U.S. government securities	7.1	6.4	0.7	—	—
Total	$336.2	$204.4	$92.7	$7.4	$31.7

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.7 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions continued to fail in 2015. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.4 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and have not recorded any other-than-temporary impairment as of December 31, 2015. Redemptions and sales of our auction rate securities during the years ended December 31, 2015, 2014 and 2013 were not material.

During the years ended December 31, 2015, 2014, and 2013 we sold or redeemed fixed maturity bond investments totaling $126.3 million, $348.7 million, $360.2 million, respectively. Realized gains and losses on sales and redemptions of investments, including sales and redemptions of the fixed maturity bond investments, were not material for the years ended December 31, 2015, 2014 or 2013. Additionally, we did not realize any OTTI for any of these years.

7. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash	$3.2	$—	$—	$3.2
Certificates of deposit	1.1	—	—	1.1
Money market funds	67.5	—	—	67.5
U.S. government securities	124.3	—	(0.1)	124.2
Total	$196.1	$—	$(0.1)	$196.0
December 31, 2014
Cash	$53.3	$—	$—	$53.3
Certificates of deposit	1.0	—	—	1.0
Money market funds	65.9	—	—	65.9
U.S. government securities	30.1	0.1	(0.1)	30.1
Total	$150.3	$0.1	$(0.1)	$150.3

Realized gains or losses related to sales and redemptions of restricted investments were not material for the years ended December 31, 2015, 2014, or 2013.

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation are as follows:

	December 31,
	2015	2014
Leasehold improvements	$26.5	$26.1
Computer equipment	96.7	69.3
Capitalized software	339.9	256.9
Furniture and equipment	28.8	26.4
	491.9	378.7
Less accumulated depreciation	(247.1)	(191.6)
Total property and equipment, net	$244.8	$187.1

We recognized depreciation expense on property, equipment and capitalized software of $62.0 million, $46.8 million, and $36.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, including depreciation expense on capitalized software of $43.7 million, $30.4 million, and $22.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase reflects increased additions to capitalized software and computer equipment during 2015 resulting from investments in our information technology infrastructure.

Index to Consolidated Financial Statements and Schedules

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable segment is as follows for 2015 and 2014:

	Medicaid Health Plans	Medicare Health Plans	Total
Balance as of December 31, 2013	$126.8	$110.0	$236.8
Acquisitions and acquisition related adjustments	26.0	0.4	26.4
Balance as of December 31, 2014	152.8	110.4	263.2
Acquisitions and acquisition related adjustments	—	—	—
Balance as of December 31, 2015(1)	$152.8	$110.4	$263.2

(1) Cumulative impairment charges relating to goodwill were $78.3 million as of December 31, 2015 and 2014, which related to goodwill assigned to our Medicare Health Plans reporting unit which we impaired during 2008.

Other intangible assets as of December 31, 2015 and 2014, and the related weighted-average amortization periods as of December 31, 2015, are as follows:

	As of December 31,
	2015				2014
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.3	$8.1	$(3.3)	$4.8	$9.9	$(3.0)	$6.9
Licenses and permits	15.0	5.6	(3.6)	2.0	7.7	(3.4)	4.3
Trademarks and tradenames	15.0	11.4	(9.1)	2.3	15.9	(10.0)	5.9
Membership and state contracts	12.2	89.9	(21.7)	68.2	93.2	(14.2)	79.0
Other	6.3	4.2	(1.5)	2.7	5.7	(0.8)	4.9
Total other intangible assets	12.6	$119.2	$(39.2)	$80.0	$132.4	$(31.4)	$101.0

We recorded amortization expense of $10.6 million, $13.1 million, and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2015 is as follows:

Expected Amortization Expense
2016	$10.1
2017	9.7
2018	8.9
2019	8.7
2020	8.5
2021 and thereafter	34.1
Total	$80.0

Index to Consolidated Financial Statements and Schedules

10. DEBT

Senior Notes due 2020

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

In November 2013, we completed the offering and sale of $600.0 million aggregate principal amount of our Senior Notes. The aggregate net proceeds from this issuance of the Senior Notes were $587.9 million, with a portion of the net proceeds from the offering being used to repay the full $336.5 million balance outstanding under the 2011 Credit Agreement, discussed in Credit Agreements below.

The Senior Notes will mature on November 15, 2020 and bear interest at a rate of 5.75% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.

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

Ranking and Optional Redemption

The Senior Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the Senior Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries (unless our subsidiaries become guarantors of the Senior Notes). We may redeem up to 40% of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2016, at a redemption price equal to 105.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest.

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

Index to Consolidated Financial Statements and Schedules

The Senior Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2015 based on their November 2020 maturity date.

Credit Agreements

As of December 31, 2015, our current portion of long-term debt included a $300.0 million term loan (the Term Loan") outstanding under our 2014 amended and restated credit agreement (the "2014 Credit Agreement"). The 2014 Credit Agreement provided for a senior unsecured revolving loan facility (the "2014 Revolving Credit Facility") of up to $300.0 million, which was not drawn upon. The Term Loan would have matured in September 2016 and the commitments under the 2014 Revolving Credit Facility would have expired on November 14, 2018. Borrowings under the 2014 Credit Agreement bore interest at a rate of LIBOR plus a spread between 1.50% and 2.625%, or a rate equal to the prime rate plus a spread between 0.50% and 1.625%, depending upon our cash flow leverage ratio (which was defined as the ratio of our total debt to total consolidated EBITDA). Unutilized commitments under the 2014 Credit Agreement were subject to a fee of 0.25% to 0.45%, depending upon our cash flow leverage ratio. The annual interest rate on the Term Loan was 4.50% as of December 31, 2015.

The 2014 Credit Agreement contained negative and financial covenants that limited certain activities of us and our subsidiaries, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that required (a) the cash flow leverage ratio not to exceed a maximum; (b) a minimum interest expense and principal payment coverage ratio; and (c) 105% of our required level of statutory net worth for our health maintenance organization and insurance subsidiaries. The 2014 Credit Agreement also contained customary representations and warranties that were required to be accurate in order for us to borrow under the 2014 Revolving Credit Facility. In addition, the 2014 Credit Agreement contained customary events of default. If an event of default occurred and was continuing, we may have been required immediately to repay all amounts outstanding under the 2014 Credit Agreement. Lenders holding at least 50% of the loans and commitments under the 2014 Credit Agreement may have elected to accelerate the maturity of the loans and/or terminate the commitments under the 2014 Credit Agreement upon the occurrence and during the continuation of an event of default.

In January 2016, we entered into a senior unsecured revolving credit facility (the “2016 Credit Agreement”). See Note 20 - Subsequent Events to the Consolidated Financial Statements for additional information on the 2016 Credit Agreement.

As of December 31, 2015, we were in compliance with all covenants under both the Senior Notes and the 2014 Credit Agreement. As of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

In November 2013, we terminated our senior secured credit facility dated August 1, 2011, as amended to date (the "2011 Credit Agreement") in connection with our entry into the 2014 Credit Agreement described above. All amounts outstanding under the 2011 Credit Agreement as of November 14, 2013, which amounted to $336.5 million, were paid in full upon termination of the agreement. In conjunction with the extinguishment of debt, we incurred approximately $2.8 million for the accelerated recognition of previously deferred financing costs.

11. FAIR VALUE MEASUREMENTS

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

Level 1—Quoted (unadjusted) prices for identical assets or liabilities in active markets: We include investments in cash, money market funds, U.S. government securities and the variable rate bond fund in Level 1. The carrying amounts of money market funds and cash approximate fair value because of the short-term nature of these instruments. We base fair values of the other investments included in Level 1 on unadjusted quoted market prices for identical securities in active markets.

Index to Consolidated Financial Statements and Schedules

Level 2—Inputs other than quoted prices in active markets: We include in Level 2 investments in certain certificates of deposit, commercial paper, corporate debt, asset-backed and other municipal securities for which fair market valuations are based on quoted prices for identical securities in markets that are not active, quoted prices for similar securities in active markets, broker or dealer quotations, or alternative pricing sources or for which all significant inputs are observable, either directly or indirectly, including interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. At December 31, 2015, the auction rate securities had par values of $34.0 million. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. Auctions for these auction rate securities continued to fail during the twelve months ended December 31, 2015. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or non-existent. However, when there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Additionally, there are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Based on this, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, as these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. Significant unobservable inputs used in the discounted cash flow model include the historical municipal bond index return rate and individual security credit ratings. Increases or decreases in the municipal bond index return rate or changes in security credit ratings could result in a significant change in the fair value estimation of our auction rate securities. Unobservable inputs included in our estimation of fair value of auction rate securities at December 31, 2015 included security credit ratings ranging from AAA/Aaa to BB-/Ba3 and historical municipal bond index returns ranging from 0% to 6.0%. The fair values of auction rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

We determine transfers between levels at the end of the reporting period. No transfers between levels occurred during the years ended December 31, 2015 and 2014.

Index to Consolidated Financial Statements and Schedules

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$17.2	$—	$17.2	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	103.8	—	103.8	—
Money market funds	45.9	45.9	—	—
Municipal securities	46.3	—	46.3	—
U.S. government and agency obligations	7.1	7.1	—	—
Variable rate bond fund	84.2	84.2	—	—
Total investments	$336.2	$137.2	$167.3	$31.7

Restricted investments:
Cash	3.2	3.2	—	—
Certificates of deposit	1.1	—	1.1	—
Money market funds	67.5	67.5	—	—
U.S. government and agency obligations	124.2	124.2	—	—
Total restricted investments	$196.0	$194.9	$1.1	$—

Amounts payable related to investigation resolution	$—	$—	$—	$—

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.3	$—	$23.3	$—
Auction rate securities	32.3	—	—	32.3
Certificates of deposit	0.3	—	0.3	—
Corporate debt securities	138.6	—	138.6	—
Money market funds	41.4	41.4	—	—
Municipal securities	87.3	—	87.3	—
U.S. government securities	21.7	16.8	4.9	—
Variable rate bond fund	85.2	85.2	—	—
Total investments	$430.1	$143.4	$254.4	$32.3

Restricted investments:
Money market funds	$65.9	$65.9	$—	$—
Cash	53.3	53.3	—	—
Certificates of deposit	1.0	—	1.0	—
U.S. government securities	30.1	30.1	—	—
Total restricted investments	$150.3	$149.3	$1.0	$—
Amounts payable related to investigation resolution	$35.2	$—	$35.2	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the years ended December 31, 2015, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2015	December 31, 2014	December 31, 2013
Balance as of January 1	$32.3	$31.8	$32.0
Realized gains (losses) in earnings	—	—	—
Changes in net unrealized gains and losses in other comprehensive income	(0.5)	0.5	(0.2)
Purchases, sales and redemptions	(0.1)	—	—
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$31.7	$32.3	$31.8

Debt

The following table presents the carrying value and fair value of our Senior Notes as of December 31, 2015, and our Senior Notes and Term Loan as of December 31, 2014:

	December 31, 2015	December 31, 2014
Long term debt	$912.1	$900.0
Approximate fair value of our long-term debt	931.5	908.7

Index to Consolidated Financial Statements and Schedules

The fair value of our Senior Notes was determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of our Term Loan as of December 31, 2014 was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities; therefore, would be classified within Level 2 of the fair value hierarchy. The current carrying value of our Term Loan approximates the fair value; therefore, the carrying value and fair value were excluded from the table above for December 31, 2015.

12. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

	As of December 31, 2015	% of Total	As of December 31, 2014	% of Total
IBNR	$1,187.9	77%	$1,111.5	75%
Other medical benefits payable	348.1	23%	372.3	25%
Total medical benefits payable	$1,536.0	100%	$1,483.8	100%

A reconciliation of the beginning and ending balances of medical benefits payable is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,483.8	$953.4	$733.0
(Divestitures) acquisitions	(9.5)	107.0	71.6
Medical benefits incurred related to:
Current year	12,189.5	11,481.4	8,333.2
Prior year	(211.0)	(26.2)	(74.6)
Total	11,978.5	11,455.2	8,258.6
Medical benefits paid related to:
Current year	(10,763.0)	(10,089.6)	(7,490.6)
Prior year	(1,153.8)	(942.2)	(619.2)
Total	(11,916.8)	(11,031.8)	(8,109.8)
Ending balance	$1,536.0	$1,483.8	$953.4

Our estimates of medical benefits expense recorded at December 31, 2015, 2014 and 2013 developed favorably by approximately $211.0 million, $26.2 million, and $74.6 million in 2015, 2014 and 2013, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded at December 31, 2015 developed favorably (unfavorably) by approximately $78.1 million, $(48.1) million, and $3.0 million in 2015, 2014 and 2013, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The favorable development recognized in 2015 was primarily due to lower utilization and improved operating performance. The unfavorable development in 2014 was due to higher than expected medical services in our Medicaid and Medicare Health Plan segments that were not discernible until the effect became clearer over time as claim payments were processed. The favorable development in 2013 was due mainly to the medical cost trend emerging favorably in our Medicaid segment due to lower utilization.

Index to Consolidated Financial Statements and Schedules

The Sterling divestiture resulted in a decrease to medical benefits expense as of the effective date of the divestiture. Our acquisitions in 2013 and 2014 resulted in increases to medical benefits payable as of the effective date for each of the acquisitions. See Note 3, Acquisitions and Divestitures, for additional information.

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

Indemnification Obligations

Under Delaware law, our charter and bylaws and certain indemnification agreements to which we are a party, we are obligated to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future investigations and litigation, including the matters discussed in this note. The indemnification agreements for our directors and executive officers with respect to events occurring prior to May 2009 require us to indemnify an indemnitee to the fullest extent permitted by law if the indemnitee was or is or becomes a party to or a witness or other participant in any proceeding by reason of any event or occurrence related to the indemnitee's status as a director, officer, associate agent or fiduciary of the Company or any of our subsidiaries. The indemnification agreements require us to indemnify an indemnitee against all expenses, including attorney's fees, judgments, fines, settlement amounts and interest and other charges, and any taxes as a result of the receipt of payments under the indemnification agreement. We will not indemnify the indemnitee if not permitted under applicable law. We are required to advance all expenses incurred by the indemnitee. We are entitled to reimbursement by an indemnitee of expenses advanced if the indemnitee is not permitted to be reimbursed under applicable law after a final judicial determination is made and all rights of appeal have been exhausted or lapsed.

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

Index to Consolidated Financial Statements and Schedules

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $211.1 million from the inception of the investigations to December 31, 2015. We incurred $25.2 million, $30.0 million and $46.0 million of these legal fees and related expenses during the years ended December 31, 2015, 2014 and 2013, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to litigation matters and we update our estimates of reasonably possible losses and

Index to Consolidated Financial Statements and Schedules

related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition, and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Operating Leases

We recorded rental expense of $30.0 million, $25.2 million, and $20.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2015 are as follows:

Minimum Lease Payments
2016	$31.0
2017	28.5
2018	25.2
2019	20.0
2020	16.8
2021 and thereafter	35.3
Total	$156.8

14. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$161.2	$105.1	$78.6
State	11.3	15.1	7.5
	172.5	120.2	86.1
Deferred:
Federal	42.9	(5.7)	16.0
State	2.1	(0.4)	0.9
	45.0	(6.1)	16.9
Total income tax expense	$217.5	$114.1	$103.0

Index to Consolidated Financial Statements and Schedules

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Income tax expense at statutory federal rate	$117.6	$62.2	$97.4
Adjustments resulting from:
State income tax, net of federal benefit	9.5	9.4	5.8
Tax exempt bargain purchase gain	—	(10.3)	—
Non-deductible executive compensation	3.5	3.8	5.1
Non-deductible amounts related to investigation resolution	—	0.1	(6.9)
Non-deductible ACA industry fees	79.6	48.2	—
Other, net	7.3	0.7	1.6
Total income tax expense	$217.5	$114.1	$103.0

Our effective income tax rate on pre-tax income was 64.7% for the year ended December 31, 2015, compared to 64.2% for the year ended December 31, 2014 and 37.0% for the year ended December 31, 2013. The higher 2015 and 2014 effective rates mainly reflect the effect of the non-deductible ACA industry fee. Additionally, the effective rate was lower in 2013 due to an issue resolution agreement reached with the IRS regarding the tax treatment of the investigation-related litigation and other resolution costs, resulting in approximately $7.6 million in additional tax benefit over what was recorded as of December 31, 2012. In 2014, the unfavorable effect of the non-deductible ACA industry fee was partially offset by the favorable effect of the Windsor bargain purchase gain.

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2015	2014
Medical and other benefits discounting	$15.7	$14.2
Unearned premium discounting	2.1	6.4
Tax basis assets	10.1	10.1
Allowance for doubtful accounts	14.7	10.1
Stock-based compensation	9.5	11.6
Amount payable related to investigation resolution	—	6.8
Accrued expenses and other	24.1	7.0
	76.2	66.2
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	22.7	3.5
Software development costs	91.6	68.9
Prepaid assets	14.5	5.1
	128.8	77.5
Net deferred tax liability	$(52.6)	$(11.3)

We have not recorded a valuation allowance at December 31, 2015 and 2014 as we expect that we will fully realize our deferred tax assets.

Index to Consolidated Financial Statements and Schedules

We classify deferred tax assets and liabilities in the consolidated balance sheets as follows:

	As of December 31,
	2015	2014
Current assets	$34.8	$37.1
Non-current liabilities	(87.4)	(48.4)
Net deferred tax liability	$(52.6)	$(11.3)

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $9.7 million, gross before the effect of taxes, for such compensation during 2015. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review. Therefore, we have recognized a cumulative liability for unrecognized tax benefits amounting to $14.0 million at December 31, 2015. The unrecognized tax benefit, if recognized, would reduce the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2015	2014
Gross unrecognized tax benefits, beginning of period	$10.4	$—
Gross increases:
Prior year tax positions	—	—
Current year tax positions	3.6	10.4
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	—	—
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$14.0	$10.4

We believe it is reasonably possible that our liability for unrecognized tax benefits will not significantly increase or decrease in the next twelve months as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions. We classify interest and penalties associated with uncertain income tax positions as income taxes within our consolidated financial statements. We did not incur or record interest and accrued penalties for the years ended December 31, 2015 and 2014.

We file our income tax returns in the U.S. federal jurisdiction and various states. The IRS has concluded its CAP review of our 2013 tax return as well as all the prior years. We expect the IRS will conclude its CAP review of our 2014 tax return, with the exception of the compensation deduction limitation issue under Code section 162(m)(6), in 2016. We are no longer subject to state and local tax examinations prior to 2004. As of December 31, 2015, we are not aware of any material proposed adjustments.

15. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $20.2 million, $15.7 million and $12.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we expect $26.4 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of estimated forfeitures, to be recognized over a weighted-average period of 1.7 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $78.21 as of December 31, 2015 and amounted to approximately $10.2 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2015, 2014 and 2013 were $97.67, $64.49 and $61.33, respectively. The total fair value of all shares vested during the year ended December 31, 2015

Index to Consolidated Financial Statements and Schedules

was $16.2 million.We generally repurchase vested shares from our employees to satisfy our tax withholding requirements and then retire the repurchased shares.

Stock Options

We have not granted stock option awards since 2010 and as of December 31, 2015, no stock option awards remain outstanding. The remaining 8,020 shares as of December 31, 2014 were exercised in 2015 at a weighted-average exercise price of $38.92. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.9 million and $14.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we received cash from option exercises of $0.3 million, $0.5 million and $10.3 million, respectively. We currently expect to satisfy equity-based compensation awards with available unissued registered shares.

Restricted Stock Units

A summary of the activity for our RSU awards for the year ended December 31, 2015 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2015	406,903	$62.23
Granted	119,888	89.96
Vested	(206,005)	62.37
Forfeited and expired	(30,167)	67.74
Outstanding as of December 31, 2015	290,619	73.00

Market Stock Units

A summary of the activity for our MSU awards for the year ended December 31, 2015 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2015	113,663	$74.31
Granted	67,433	122.25
Vested	(32,494)	73.38
Forfeited and expired	(15,312)	81.42
Outstanding as of December 31, 2015	133,290	97.97

Index to Consolidated Financial Statements and Schedules

Performance Stock Units

A summary of the activity for our PSU awards, which are subject to variable accounting, for the year ended December 31, 2015 is presented in the table below.

	PSUs	Weighted Average Award-Issuance Fair Value
Outstanding as of January 1, 2015	395,075	$61.13
Granted	136,641	92.31
Vested	(34,814)	51.90
Forfeited and expired	(101,003)	63.87
Outstanding as of December 31, 2015	395,899	72.01

16. RELATED-PARTY TRANSACTIONS

The Graham Companies

We lease office space from The Graham Companies, in which a member of the board of directors and his immediate family has an ownership interest. We paid $0.2 million in rental expense to The Graham Companies in each of the years ended December 31, 2015, 2014 and 2013.

17. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Each of our health maintenance organizations ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was estimated at $807.9 million at December 31, 2015 and approximately $743.7 million at December 31, 2014. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.4 billion and $1.3 billion at December 31, 2015 and 2014, respectively, which was in compliance with the minimum capital requirements as of those dates.

Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $152.0 million, $68.0 million and $147.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 amount included $29.0 million not requiring prior regulatory approval, and $123.0 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2015, the amount of dividends that may be paid through the end of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $147.2 million in the aggregate.

18. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution retirement savings plan ("401(k) plan"). Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation, subject to maximum Federal and plan limits. We incurred matching contribution expense of $9.6 million, $7.9 million and $6.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. The matching contributions are made in cash and invested according to the plan participant's investment elections, and there are no shares of our common stock reserved for issuance under the 401(k) plan.

19. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in millions, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2015	June 30, 2015	September 30, 2015(1)	December 31, 2015
Total revenues	$3,469.9	$3,482.5	$3,441.0	$3,496.8
Gross margin	355.5	443.1	436.0	434.4
Income from operations	54.4	140.7	104.7	36.3
Income before income taxes	54.4	140.7	104.7	36.3
Net income	17.5	51.7	36.4	13.0

Net income per share - basic	$0.40	$1.17	$0.83	$0.29
Net income per share - diluted	0.39	1.17	0.82	0.29

Period end membership	3,822,000	3,827,000	3,786,000	3,767,000

(1) Income from operations for the three months ended September 30, 2015 was adjusted to include the gain on divestiture of business of $4.6 million, related to the Sterling divestiture, to conform with the year-end presentation.

	For the Three Month Periods Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$2,985.7	$3,151.9	$3,407.5	$3,414.8
Gross margin	312.9	268.9	365.0	375.8
Income (loss) from operations	37.3	(14.6)	69.5	56.1
Income (loss) before income taxes(2)	65.6	(3.5)	61.7	54.0
Net (loss) income	44.1	(7.5)	19.3	7.7

Net income (loss) per share - basic	$1.01	$(0.17)	$0.44	$0.18
Net income (loss) per share - diluted	1.00	(0.17)	0.44	0.18

Period end membership	3,530,000	3,874,000	4,037,000	4,119,000

(2) The estimated fair value of the net tangible and intangible assets that we acquired in connection with the Windsor acquisition exceeded the total consideration paid, and payable, to the seller. We recognized the excess fair value as a bargain purchase gain, in accordance with accounting rules related to business combinations, after consideration of all relevant factors, which resulted in gains of approximately $28.3 million and $11.1 million in the first and second quarters of 2014, and charges of $7.8 million and $2.1 million in the third and fourth quarters of 2014.

Index to Consolidated Financial Statements and Schedules

The sum of the quarterly amounts may not equal the amount reported for the full year due to rounding. Additionally, per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares and units.

Index to Consolidated Financial Statements and Schedules

20. SUBSEQUENT EVENTS

On January 8, 2016, we entered into the 2016 Credit Agreement, which provides for a senior unsecured revolving loan facility (the "2016 Revolving Credit Facility"), with an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. We then repaid our $300.0 million Term Loan and terminated the 2014 Credit Agreement. The 2016 Credit Agreement provides for the 2016 Revolving Credit Facility of up to $850.0 million (the loans thereunder, the “Revolving Credit Loans”), of which up to $150.0 million is available for letters of credit. The 2016 Credit Agreement also provides that we may, at our option, increase the aggregate amount of the 2016 Revolving Credit Facility and/or obtain incremental term loans in an amount up to $200.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the 2016 Credit Agreement are subject to a fee of 0.25% to 0.35% depending upon our ratio of total net debt to cash flow.

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time.

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the 2016 Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the 2016 Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the 2016 Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the 2016 Credit Agreement) for a one month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the 2016 Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the 2016 Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. The “Applicable Rate” means a percentage ranging from 0.50% to 1.00% per annum for ABR Loans and a percentage ranging from 1.50% to 2.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to cash flow, as calculated in accordance with the 2016 Credit Agreement.

The 2016 Credit Agreement includes negative and financial covenants that limit certain activities of us and our subsidiaries, including (i) restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total net debt to cash flow not to exceed a maximum; and (b) a minimum interest expense and principal payment coverage ratio. The 2016 Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the 2016 Revolving Credit Facility. In addition, the 2016 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the 2016 Credit Agreement. Lenders holding at least 50% of the loans and commitments under the 2016 Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the 2016 Credit Agreement upon the occurrence and during the continuation of an event of default.

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Investment and other income	$0.5	$0.9	$0.2
Total revenues	0.5	0.9	0.2
Expenses:
Selling, general and administrative	22.1	18.1	15.2
Interest expense	54.2	39.3	11.8
Total expenses	76.3	57.4	27.0
Loss from operations	(75.8)	(56.5)	(26.8)
Loss on extinguishment of debt	—	—	(2.8)
Loss before income taxes	(75.8)	(56.5)	(29.6)
Income tax benefit	23.9	17.5	8.9
Loss before equity in subsidiaries	(51.9)	(39.0)	(20.7)
Equity in earnings of subsidiaries	170.5	102.7	196.0
Net income	118.6	63.7	175.3
Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(1.9)	0.5	(0.8)
Income tax expense related to other comprehensive income	(0.3)	(0.2)	(0.3)
Other comprehensive income (loss), net of tax	(1.6)	0.7	(0.5)
Comprehensive income	$117.0	$64.4	$174.8

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$108.6	$1.4
Short-term investments	2.2	36.9
Taxes receivable	1.9	3.6
Affiliate receivables and other current assets	1,086.2	876.6
Total current assets	1,198.9	918.5
Deferred tax asset	9.6	11.6
Investment in subsidiaries	1,739.5	1,568.4
Deposits and other assets	8.9	8.8
Total Assets	$2,956.9	$2,507.3

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$300.0	$—
Accrued expenses and other current liabilities	6.6	5.1
Total current liabilities	306.6	5.1
Long-term debt	912.1	900.0
Other liabilities	9.9	6.3
Total liabilities	1,228.6	911.4

Commitments and contingencies (see Note 13)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,113,328 and 43,914,106 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	0.4	0.4
Paid-in capital	518.4	503.0
Retained earnings	1,211.7	1,093.1
Accumulated other comprehensive loss	(2.2)	(0.6)
Total stockholders' equity	1,728.3	1,595.9
Total Liabilities and Stockholders' Equity	$2,956.9	$2,507.3

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$146.5	$83.4	$204.9

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	33.1	(33.9)	—
Payments to subsidiaries, net	(376.5)	(616.0)	(398.5)
Net cash used in investing activities	(343.4)	(649.9)	(398.5)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	308.9	298.6	816.4
Proceeds from exercises of stock options	0.3	0.5	10.3
Incremental tax benefit from equity-based compensation	1.9	0.6	3.6
Repurchase and retirement of shares to satisfy tax withholding requirements	(7.0)	(3.1)	(4.1)
Payments on debt	—	—	(365.0)
Net cash provided by financing activities	304.1	296.6	461.2

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	107.2	(269.9)	267.6
Balance at beginning of period	1.4	271.3	3.7
Balance at end of period	$108.6	$1.4	$271.3

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write Offs	Balance at End of Period
Year Ended December 31, 2015
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$21.1	$12.6	$13.8	$19.9
Medical advances	1.4	2.0	—	3.4
Total	$22.5	$14.6	$13.8	$23.3
Year Ended December 31, 2014
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$15.8	$15.2	$9.9	$21.1
Medical advances	1.4	—	—	1.4
Total	$17.2	$15.2	$9.9	$22.5
Year Ended December 31, 2013
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$14.8	$10.7	$9.7	$15.8
Medical advances	1.5	(0.1)	—	1.4
Total	$16.3	$10.6	$9.7	$17.2

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (conformed and restated for SEC filing purposes only) †
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
	a. First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2
10.1	Registration Rights Agreement, dated as of September 6, 2002, by and among WellCare Holdings, LLC and certain equity holders	S-1	February 13, 2004	10.13

MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION

2013 Incentive Compensation Plan and Forms Adopted Thereunder
10.2	Registrant’s 2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.3	Forms of Agreement under Registrant’s 2013 Incentive Compensation Plan
	a. Form of Performance Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.1
	b. Form of Performance Stock Unit Award Agreement*	8-K	May 22, 2013	10.2
	c. Form of Performance Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.3
	d. Form of Performance Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.4
	e. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 2, 2014) *	8-K	September 4, 2014	10.1
	f. Form of Market Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.5
	g. Form of Market Stock Unit Award Agreement*	8-K	May 22, 2013	10.6
	h. Form of Market Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.7
	i. Form of Market Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.8
	j. Form of Restricted Stock Unit Award Notice and Agreement (employee version)*	8-K	May 22, 2013	10.9
	k. Form of Restricted Stock Unit Award Agreement (employee version)*	8-K	May 22, 2013	10.10
	l. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.11

	m. Form of Restricted Stock Unit Award Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.12
	n. Form of Restricted Stock Unit Award Notice and Agreement (director version)*	8-K	May 22, 2013	10.13
	o. Form of Restricted Stock Unit Award Agreement (director version)*	8-K	May 22, 2013	10.14
	p. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.15
	q. Form of Restricted Stock Unit Award Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.16

2004 Equity Incentive Plan and Forms Adopted Thereunder
10.4	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.5	Forms of Stock Option Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted in 2004 (Non-Qualified)*	10-Q	August 13, 2004	10.5
	b. Adopted in 2004 (Incentive)*	10-Q	August 13, 2004	10.6
	c. Adopted May 28, 2009 (Non-Qualified)*	8-K	June 3, 2009	10.4
	d. Adopted December 17, 2010*	8-K	December 20, 2010	10.6
10.6	Forms of Restricted Stock Agreement under Registrant’s 2004 Equity Incentive Plan
	a. Adopted May 28, 2009 (associate version)*	8-K	June 3, 2009	10.1
	b. Adopted May 28, 2009 (director version)*	8-K	June 3, 2009	10.2
10.7	Forms of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (form of notice; associate version)*	8-K	February 17, 2012	10.9
	b. Adopted February 13, 2012 (form of agreement; associate version)*	8-K	February 17, 2012	10.10
	c. Adopted February 13, 2012 (with deferral feature; form of notice; associate version)*	8-K	February 17, 2012	10.11
	d. Adopted February 13, 2012 (with deferral feature; form of agreement; associate version)*	8-K	February 17, 2012	10.12
	e. Adopted February 13, 2012 (form of notice; director version)*	8-K	February 17, 2012	10.13
	f. Adopted February 13, 2012 (form of agreement; director version)*	8-K	February 17, 2012	10.14
	g. Adopted February 13, 2012 (with deferral feature; form of notice; director version)*	8-K	February 17, 2012	10.15
	h. Adopted February 13, 2012 (with deferral feature; form of agreement; director version)*	8-K	February 17, 2012	10.16
10.8	Forms of Performance Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (notice)*	8-K	February 17, 2012	10.1
	b. Adopted February 13, 2012 (agreement)*	8-K	February 17, 2012	10.2
	c. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.3
	d. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.4
	e. Adopted March 18, 2013 (form of notice)*	8-K	March 22, 2013	10.1
	f. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.3
10.9	Forms of Market Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted February 13, 2012 (form of notice)*	8-K	February 17, 2012	10.5

	b. Adopted February 13, 2012 (form of agreement)*	8-K	February 17, 2012	10.6
	c. Adopted February 13, 2012 (with deferral feature; form of notice)*	8-K	February 17, 2012	10.7
	d. Adopted February 13, 2012 (with deferral feature; form of agreement)*	8-K	February 17, 2012	10.8
	e. Adopted March 18, 2013 (form of notice)*	8-K	March 22, 2013	10.5
	f. Adopted March 18, 2013 (with deferral feature; form of notice)*	8-K	March 22, 2013	10.7
10.10	Forms of Deferred Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	a. Adopted August 4, 2010 (director version)*	10-Q	August 9, 2010	10.6

Other Compensation and Indemnification Plans and Forms of Agreement
10.11	WellCare Holdings, LLC 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.14
10.12	Form of Subscription Agreement under 2002 Senior Executive Equity Plan*	S-1	February 13, 2004	10.15
10.13	Form of Director Subscription Agreement*	10-K	February 14, 2006	10.14
10.14	Long Term Incentive Cash Bonus Plan (with form of Award Agreement adopted March 31, 2010)*	10-Q	May 6, 2010	10.5
	a. Form of Award Agreement (adopted March 24, 2011)*	8-K	March 28, 2011	10.3
10.15	Amended and Restated Annual Cash Bonus Plan (adopted May 4, 2013)*	10-Q	August 7, 2013	10.18
10.16	WellCare Health Plans, Inc. Executive Severance Plan (as amended and restated December 12, 2013)*	8-K	November 5, 2014	10.2
10.17	Non-Employee Director Compensation Policy as amended and effective December 12, 2014)*	10-K	February 13, 2014	10.21
10.18	Forms of Indemnification Agreement
	a. Adopted May 16, 2003*	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009*	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010*	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.19	Separation Agreement and General Release for All Claims, dated as of January 25, 2008, by and among the Registrant, Comprehensive Health Management, Inc. and Todd S. Farha*	8-K	January 31, 2008	10.1
10.20	Summary of Employment Terms for David J. Gallitano*	8-K	November 1, 2013	10.1
10.21	Offer Letter, by and between Comprehensive Health Management, Inc. and Kenneth Burdick, dated January 7, 2014*	8-K	January 27, 2014	10.1
10.22	Offer Letter by and between Comprehensive Health Management, Inc. and Andrew Asher, dated August 12, 2014*	8-K	November 5, 2014	10.1

MATERIAL AGREEMENTS RELATING TO LITIGATION AND INVESTIGATIONS
10.23	Stipulation and Agreement of Settlement dated December 17, 2010 between the Registrant and the lead plaintiffs in the matter Eastwood Enterprises, LLC v. Farha, et al. (Case No. 8:07-cv-1940-VMC-EAJ)	10-K	February 16, 2011	10.44

10.24	Settlement Agreement dated April 26, 2011 among the United States of America, the Registrant and certain of its subsidiaries and Relators Sean Hellein, Clark J. Bolton, Eugene Gonzalez, and SF United Partners	10-Q	May 2, 2012	10.20
	a. Settlement Agreement with the State of Connecticut	10-Q	August 3, 2011	10.3
	b. Settlement Agreement with the State of Florida	10-Q	August 3, 2011	10.4
	c. Settlement Agreement with the State of Georgia	10-Q	August 3, 2011	10.5
	d. Settlement Agreement with the State of Hawaii	10-Q	August 3, 2011	10.6
	e. Settlement Agreement with the State of Illinois	10-Q	August 3, 2011	10.7
	f. Settlement Agreement with the State of Indiana	10-Q	August 3, 2011	10.8
	g. Settlement Agreement with the State of Missouri	10-Q	August 3, 2011	10.9
	h. Settlement Agreement with the State of New York	10-Q	August 3, 2011	10.10
	i. Settlement Agreement with the State of Ohio	10-Q	August 3, 2011	10.11
10.25	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1

MATERIAL OPERATIONAL AGREEMENTS
10.31	Credit Agreement, dated November 14, 2013, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank and Goldman Sachs Bank USA as co-syndication agents and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Goldman Sachs Bank USA as joint bookrunners and joint lead arrangers	8-K	November 18, 2013	10.1
	a. Amended and Restated Credit Agreement, dated September 25, 2014, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A. and U.S. Bank National Association as co-documentation agents	8-K	September 25, 2014	10.7
12.1	Ratio of Earnings to Fixed Charges †
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934