Form 10-Q
period 2016-03-31
WELLCARE HEALTH PLANS, INC.
filed 2016-05-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 001-32209
WELLCARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0937650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8735 Henderson Road, Renaissance One Tampa, Florida	33634
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

As of May 3, 2016, there were 44,252,428 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Premium	$3,536.0	$3,466.0
Investment and other income	4.5	3.9
Total revenues	3,540.5	3,469.9

Expenses:
Medical benefits	3,061.9	3,052.2
Selling, general and administrative	268.9	256.9
ACA industry fee	57.0	58.3
Medicaid premium taxes	27.2	20.0
Depreciation and amortization	20.8	16.8
Interest	15.8	11.3
Total expenses	3,451.6	3,415.5
Income before income taxes	88.9	54.4
Income tax expense	51.8	36.9
Net income	37.1	17.5

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	—	0.4
Income tax expense related to other comprehensive income	—	0.1
Other comprehensive income, net of tax	—	0.3
Comprehensive income	$37.1	$17.8

Earnings per common share:
Basic	$0.84	$0.40
Diluted	$0.83	$0.39

Weighted average common shares outstanding:
Basic	44,165,200	43,981,977
Diluted	44,493,755	44,304,006

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,391.6	$2,407.0
Short-term investments	182.4	204.4
Premiums receivable, net	747.7	603.9
Pharmacy rebates receivable, net	396.9	252.5
Funds receivable for the benefit of members	377.7	577.6
Deferred ACA industry fee	171.1	—
Income taxes receivable	17.4	50.6
Prepaid expenses and other current assets, net	125.7	133.6
Total current assets	4,410.5	4,229.6

Property, equipment and capitalized software, net	244.9	244.8
Goodwill	263.2	263.2
Other intangible assets, net	77.5	80.0
Long-term investments	128.7	131.8
Restricted investments	194.6	196.0
Other assets	0.4	0.4
Total Assets	$5,319.8	$5,145.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,545.7	$1,536.0
Unearned premiums	10.7	27.7
ACA industry fee liability	228.1	—
Accounts payable and accrued expenses	383.6	405.2
Current portion of long-term debt	—	299.5
Other payables to government partners	193.8	172.7
Total current liabilities	2,361.9	2,441.1

Deferred income tax liability	68.0	52.6
Long-term debt	1,097.1	899.6
Other liabilities	25.7	24.2
Total Liabilities	3,552.7	3,417.5

Commitments and contingencies (see Note 11)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	March 31, 2016	December 31, 2015
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,251,482 and 44,113,328 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	0.4	0.4
Paid-in capital	520.1	518.4
Retained earnings	1,248.8	1,211.7
Accumulated other comprehensive loss	(2.2)	(2.2)
Total Stockholders' Equity	1,767.1	1,728.3
Total Liabilities and Stockholders' Equity	$5,319.8	$5,145.8

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	199,925	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(61,771)	—	(5.5)	—	—	(5.5)
Stock-based compensation expense, net of forfeitures	—	—	6.5	—	—	6.5
Incremental tax benefit from stock-based compensation	—	—	0.7	—	—	0.7
Comprehensive income	—	—	—	37.1	—	37.1
Balance at March 31, 2016	44,251,482	$0.4	$520.1	$1,248.8	$(2.2)	$1,767.1

Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	178,840	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(59,380)	—	(5.2)	—	—	(5.2)
Stock-based compensation expense, net of forfeitures	—	—	4.1	—	—	4.1
Incremental tax benefit from stock-based compensation	—	—	1.2	—	—	1.2
Comprehensive income	—	—	—	17.5	0.3	17.8
Balance at March 31, 2015	44,041,586	$0.4	$503.4	$1,110.6	$(0.3)	$1,614.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$37.1	$17.5
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20.8	16.8
Stock-based compensation expense	6.5	4.1
Incremental tax benefit from stock-based compensation	(0.7)	(1.2)
Deferred taxes, net	15.4	13.7
Provision for doubtful receivables	2.3	3.7
Other, net	2.8	—
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(146.1)	(130.1)
Pharmacy rebates receivable, net	(144.4)	(49.2)
Medical benefits payable	9.7	(29.2)
Unearned premiums	(17.0)	(81.9)
Other payables to government partners	21.1	14.9
Amount payable related to investigation resolution	—	(35.2)
Accrued liabilities and other, net	80.4	156.2
Net cash used in operating activities	(112.1)	(99.9)

Cash flows from investing activities:
Purchases of investments	(20.5)	(34.4)
Proceeds from sales and maturities of investments	45.7	30.1
Additions to property, equipment and capitalized software, net	(16.8)	(35.8)
Net cash provided by (used in) investing activities	8.4	(40.1)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	196.9	—
Payments on debt	(300.0)	—
Incremental tax benefit from stock-based compensation	0.7	1.2
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(5.5)	(5.2)
Funds received for the benefit of members, net	196.1	3.2
Other, net	0.1	0.2
Net cash provided by (used in) financing activities	88.3	(0.6)

Decrease in cash and cash equivalents	(15.4)	(140.6)
Balance at beginning of period	2,407.0	1,313.5
Balance at end of period	$2,391.6	$1,172.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1.5	$20.7
Cash paid for interest	$1.6	$2.7
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$7.5	$2.4
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of March 31, 2016, we served approximately 3.7 million members. During the three months ended March 31, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of March 31, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K ("2015 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission ("SEC") in February 2016. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

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

Reclassifications

Certain reclassifications were made to 2015 financial information to conform to the 2016 presentation.

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

Favorable prior year reserve development for the three months ended March 31, 2016 was approximately $65.1 million, primarily related to the Medicaid Health Plans segment, compared with favorable prior year reserve development of $12.1 million recognized during the corresponding period in 2015. Such amounts are net of the development relating to refunds due to government customers associated with minimum medical loss ratio provisions.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires an entity to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard effective January 1, 2016 and applied retrospectively to all prior periods. Accordingly, amounts for deferred income tax assets of $34.8 million previously recorded as current are reflected as a reduction to deferred income tax liabilities recorded as noncurrent in the accompanying condensed consolidated balance sheet as of December 31, 2015. These reclassifications have no effect on results of operations or stockholders' equity as previously reported.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We adopted this standard effective January 1, 2016. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs," to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements." ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these standards effective January 1, 2016 and applied retrospectively to all prior periods. These reclassifications did not have a material effect on our consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718)," which amends current guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The new standard also clarifies the statement of cash flows presentation for certain components of stock-based compensation. This guidance is effective for all entities for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. This guidance is effective for all entities for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instrument - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to measure equity securities that are not consolidated or accounted for under the equity method at fair value through net income. This amendment also simplifies the impairment test of equity investments without readily determinable fair values. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, in certain circumstances. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts," which addresses enhanced disclosure requirements for short-duration insurance contracts. The disclosures required by this update are aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, as well as the timing, frequency and severity of claims. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual reporting periods beginning after December 15, 2016. We do not believe the adoption of this standard will have a material effect on our consolidated results of operations, financial position or cash flows.

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

2. ACQUISITIONS AND DIVESTITURES

Pending Acquisition

In February 2016, we entered into an agreement to acquire certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquisition is expected to close in the second quarter of 2016, pending regulatory approvals and customary closing conditions. As of March 31, 2016, Advicare served approximately 33,000 South Carolina Medicaid members.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states, and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue, are as follows:

	For the Three Months Ended March 31,
	2016	2015
Kentucky	18%	18%
Florida	17%	16%
Georgia	12%	12%

In March 2016, we received an amendment from the Georgia Department of Community Health (“Georgia DCH”) that would add two additional option terms to our existing Georgia Medicaid contract, which would have expired on June 30, 2016. Once completely executed, the first renewal term would extend the contract through December 31, 2016 and the second through June 30, 2017. These options are exercisable by Georgia DCH. In September 2015, we received a Notice of Intent to Award a contract from Georgia DCH to continue serving Medicaid members in Georgia. Services under the new contract are expected to commence on January 1, 2017, with an initial six-month term and five additional one-year renewal options at Georgia DCH's discretion.

Medicare Health Plans

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services ("CMS"). Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Prior to July 1, 2015, our Medicare Health Plans reportable segment included the combined operations of both the MA and Medicare Supplement operating segments. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture and as a result, the Medicare Health Plans reportable segment only reflects MA operations for the three months ended March 31, 2016.

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

A summary of financial information for our reportable segments through the gross margin level and a reconciliation to income before income taxes is presented in the table below.

	For the Three Months Ended March 31,
	2016	2015
Premium revenue:
Medicaid Health Plans	$2,311.7	2,203.1
Medicare Health Plans	974.1	983.4
Medicare PDPs	250.2	279.5
Total premium revenue	3,536.0	3,466.0
Medical benefits expense:
Medicaid Health Plans	2,001.9	1,917.6
Medicare Health Plans	824.2	856.4
Medicare PDPs	235.8	278.2
Total medical benefits expense	3,061.9	3,052.2
ACA industry fee expense:
Medicaid Health Plans	36.6	34.8
Medicare Health Plans	16.2	17.7
Medicare PDPs	4.2	5.8
Total ACA industry fee expense	57.0	58.3
Gross margin
Medicaid Health Plans	273.2	250.7
Medicare Health Plans	133.7	109.3
Medicare PDPs	10.2	(4.5)
Total gross margin	417.1	355.5
Investment and other income	4.5	3.9
Other expenses	(332.7)	(305.0)
Income before income taxes	$88.9	$54.4

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2016	2015

Weighted-average common shares outstanding — basic	44,165,200	43,981,977
Dilutive effect of outstanding stock-based compensation awards	328,555	322,029
Weighted-average common shares outstanding — diluted	44,493,755	44,304,006
Anti-dilutive stock-based compensation awards excluded from computation	57,400	3,520

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Auction rate securities	$34.0	$—	$(2.8)	$31.2
Corporate debt and other securities	97.9	0.2	(0.2)	97.9
Money market funds	45.9	—	—	45.9
Municipal securities	44.5	0.5	—	45.0
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(1.1)	84.0
	$314.5	$0.7	$(4.1)	$311.1
December 31, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	121.4	—	(0.4)	121.0
Money market funds	45.9	—	—	45.9
Municipal securities	46.0	0.4	(0.1)	46.3
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(0.9)	84.2
	$339.5	$0.4	$(3.7)	$336.2

Realized gains and losses on sales and redemptions of investments were not material for the three months ended March 31, 2016 and 2015.

Contractual maturities of available-for-sale securities at March 31, 2016 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.2	$—	$—	$—	$31.2
Corporate debt and other securities	97.9	33.5	64.4	—	—
Money market funds	45.9	45.9	—	—	—
Municipal securities	45.0	12.6	24.4	8.0	—
U.S. government securities	7.1	6.4	0.7	—	—
Variable rate bond fund	84.0	84.0	—	—	—
	$311.1	$182.4	$89.5	$8.0	$31.2

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.2 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.4 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of March 31, 2016.

There were no redemptions or sales of our auction rate securities during the three months ended March 31, 2016 and 2015.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Cash	$4.6	$—	$—	$4.6
Certificates of deposit	0.1	—	—	0.1
Money market funds	66.7	—	—	66.7
U.S. government securities	123.2	—	—	123.2
	$194.6	$—	$—	$194.6
December 31, 2015
Cash	$3.2	$—	$—	$3.2
Certificates of deposit	1.1	—	—	1.1
Money market funds	67.5	—	—	67.5
U.S. government securities	124.3	—	(0.1)	124.2
	$196.1	$—	$(0.1)	$196.0

Realized gains and losses on restricted investments were not material for the three months ended March 31, 2016 and 2015.

7. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based compensation awards was $6.5 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $47.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years. The unrecognized compensation cost for our performance stock units ("PSUs") subject to variable accounting was determined based on our closing common stock price of $92.75 as of March 31, 2016 and amounted to approximately $15.5 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

As discussed in our 2015 Form 10-K, the Compensation Committee awards certain equity-based compensation under our stock plans, including stock options, restricted stock units ("RSUs"), PSUs and market stock units ("MSUs"), each of which is described below:

RSUs
For each RSU granted employees receive one share of common stock, net of taxes withheld at the statutory minimum, at the end of the vesting period. RSUs typically vest one to three years from the date of grant.

We estimate compensation cost for RSUs based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant.

PSUs
The actual number of common stock shares earned upon vesting will range from zero shares up to 200% of the target award, depending on the award date, the target award amounts for the PSU awards and our achievement of certain targets set by the Compensation Committee at its sole discretion. PSUs generally cliff-vest 3 years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The number of shares earned by the participant is generally paid net of taxes withheld at the statutory minimum.

The Compensation Committee has awarded two variations of PSUs, including:

•
Financial and Quality Performance Goals: Certain of our PSUs are subject to variable accounting since they do not have a grant date fair value for accounting purposes due to the subjective nature of the terms of the PSUs, which precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock. In March 2016, we issued certain PSUs whereby a mutual understanding of key terms and conditions exist and, therefore, for these awards we estimate compensation cost based on the grant date fair value and our estimate of the performance outcome, and recognize the expense ratably over the vesting period of the award.

•
Market Based Goals: Beginning in March 2016, we issued certain PSUs which are subject to a market condition (total shareholder return relative to industry peer companies) and we estimate compensation cost based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For these PSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. PSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years.

MSUs
The number of shares of common stock earned upon vesting is determined based on the ratio of our average common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceding the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. The number of shares earned by the participant is generally paid net of taxes withheld at the statutory minimum.

We estimate compensation cost for MSUs based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For MSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years.

A summary of RSU, PSU and MSU award activity for the three months ended March 31, 2016 at target is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2016	290,619	395,899	133,290	819,808
Granted	115,578	231,635	15,879	363,092
Vested	(93,798)	(63,729)	(39,808)	(197,335)
Forfeited and expired	(6,270)	(50,351)	(3,137)	(59,758)
Outstanding as of March 31, 2016	306,129	513,454	106,224	925,807

The weighted-average grant-date fair value of all equity awards granted during the three months ended March 31, 2016 was $98.88.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	March 31, 2016	December 31, 2015
Current portion of long-term debt:
Term loan	$—	$300.0
Debt issuance costs	—	(0.5)
Total current portion of long-term debt	$—	$299.5
Long-term debt:
5.75% Senior Notes	$911.5	$912.1
2016 Revolving Credit Facility	200.0	—
Debt issuance costs	(14.4)	(12.5)
Total long-term debt	$1,097.1	$899.6
Total debt	$1,097.1	$1,199.1

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of March 31, 2016, our outstanding Senior Notes totaled $911.5 million, which were classified as long-term debt in our condensed consolidated balance sheet based on their November 2020 maturity date.

Credit Agreements

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

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. As of March 31, 2016, our long-term debt included the $200.0 million drawn on the 2016 Credit Facility. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.19% as of March 31, 2016.

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

As of March 31, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

9. FAIR VALUE MEASUREMENTS

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets and liabilities are measured at fair value on a recurring basis and are disclosed below. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2015 Form 10-K.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$13.3	$—	$13.3	$—
Auction rate securities	31.2	—	—	31.2
Corporate debt securities	84.6	—	84.6	—
Money market funds	45.9	45.9	—	—
Municipal securities	45.0	—	45.0	—
U.S. government and agency obligations	7.1	7.1	—	—
Variable rate bond fund	84.0	84.0	—	—
Total investments	$311.1	$137.0	$142.9	$31.2
Restricted investments:
Cash	4.6	4.6	—	—
Certificates of deposit	0.1	—	0.1	—
Money market funds	66.7	66.7	—	—
U.S. government and agency obligations	123.2	123.2	—	—
Total restricted investments	$194.6	$194.5	$0.1	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$17.2	$—	$17.2	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	103.8	—	103.8	—
Money market funds	45.9	45.9	—	—
Municipal securities	46.3	—	46.3	—
U.S. government securities	7.1	7.1	—	—
Variable rate bond fund	84.2	84.2	—	—
Total investments	$336.2	$137.2	$167.3	$31.7
Restricted investments:
Cash	$3.2	$3.2	$—	$—
Certificates of deposit	1.1	—	1.1	—
Money market funds	67.5	67.5	—	—
U.S. government securities	124.2	124.2	—	—
Total restricted investments	$196.0	$194.9	$1.1	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Carrying value of long-term debt	$1,097.1	$899.6
Approximate fair value of long-term debt	1,127.6	931.5

The fair value of our Senior Notes was determined based on quoted market prices and therefore would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our 2016 Revolving Credit Facility was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities, and therefore would be classified within Level 2 of the fair value hierarchy. The carrying value of our Term Loan outstanding at December 31, 2015 approximated the fair value; therefore, the carrying value and fair value were excluded from the table above.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
Balance as of January 1,	$31.7	$32.3
Realized gains (losses) in earnings	—	—
Unrealized gains (losses) in other comprehensive income	(0.5)	—
Purchases, sales and redemptions	—	—
Net transfers in or (out) of Level 3	—	—
Balance as of March 31,	$31.2	$32.3

10. INCOME TAXES

Our effective income tax rate was 58.3% and 67.8% for the three months ended March 31, 2016 and 2015, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2016.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $2.4 million, gross before the effect of taxes, for such compensation during the three months ended March 31, 2016. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review. Therefore, we recognized cumulative liabilities for unrecognized tax benefits amounting to $14.9 million and $14.0 million at March 31, 2016 and December 31, 2015, respectively. The unrecognized tax benefit, if recognized, would reduce the effective income tax rate.

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

Corporate Integrity Agreement

We operated under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement had a term of five years from its effective date of April 26, 2011 with certain OIG-HHS rights and company obligations extending for an additional 120 days following the submission of the fifth annual report and mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for associates, requirements related to reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs. With the completion of the fifth reporting period on April 26, 2016, WellCare is required to submit to the OIG-HHS for its review and acceptance the fifth annual report. If we do not comply with the terms of the Corporate Integrity Agreement, we may be subject to penalties or exclusion from participation in federal health care programs.

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $216.5 million from the inception of the investigations through March 31, 2016. We incurred $5.4 million and $6.7 million of these fees and related expenses during the three months ended March 31, 2016 and 2015, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to these litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any of these currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2016 ("2016 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the outcome of Medicaid award protests and litigation, the timing and closing of pending acquisitions, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2016 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity, including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement medical expense initiatives and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of March 31, 2016, we served approximately 3.7 million members. During the three months ended March 31, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of March 31, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2016. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at March 31, 2016 declined by 92,000, or 2%, compared to March 31, 2015, mainly driven by a decline in PDP membership as a result of our 2016 bid strategy, as well as a decline in our Medicare Health Plans membership due to the divestiture of Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business we acquired in 2014, and our bid positioning for the 2016 plan year. Medicaid Health Plans membership increased 28,000, or 1% year-over-year, primarily from organic growth in our Florida, Missouri and Illinois plans.

▪
Premiums increased 2% for the three months ended March 31, 2016 compared to the same period in 2015, mainly reflecting membership growth in our Medicaid Health Plans segment, partially offset by the effect of lower membership in our Medicare PDPs segments and the divestiture of Sterling.

▪
Net Income for the three months ended March 31, 2016 increased $19.6 million compared to the same period in 2015 primarily attributable to operating improvement in all three of the company’s business segments due to continued improvement in operational execution and pharmacy rebates management.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In April 2016, the Nebraska Department of Administrative Services ("DAS") announced that we were selected to participate in the state’s Medicaid Managed Care program, Heritage Health. Services under the contract are expected to begin on January 1, 2017, with an initial five-year term and two additional one-year renewal options at the discretion of Nebraska DAS.

•
In April 2016, we executed an amendment with the New York State Department of Health extending our contract to continue providing managed care services for children as part of the Child Health Plus program in 16 counties. The extension runs through September 2019 and does not require annual renewals.

•
In March 2016, we received an amendment from the Georgia Department of Community Health (“Georgia DCH”) that would add two additional option terms to our existing Georgia Medicaid contract, which would have expired on June 30, 2016. Once completely executed, the first renewal term would extend the contract through December 31, 2016 and the second through June 30, 2017. These options are exercisable by Georgia DCH. In September 2015, we received a

Notice of Intent to Award a contract from Georgia DCH to continue serving Medicaid members in Georgia. Services under the new contract are expected to commence on January 1, 2017, with an initial six-month term and five additional one-year renewal options at Georgia DCH's discretion. As of March 31, 2016, we served approximately 583,000 Medicaid members in Georgia.

•
In February 2016, we entered into an agreement to acquire certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquisition is expected to close in the second quarter of 2016, pending regulatory approvals and satisfaction of normal closing conditions. As of March 31, 2016, Advicare served approximately 33,000 South Carolina Medicaid members.

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

•	Effective January 1, 2016, we transitioned our pharmacy benefit management to CVS Health Corporation.

Political and Regulatory Developments

In April 2016, CMS released final updates to the MA and Part D programs through the 2017 Rate Announcement and Call Letter. We estimate the 2017 rate change, as compared with 2016, will be flat to one percent, excluding Medicare coding trends and the 2017 ACA fee moratorium.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2016 compared to the same period in 2015.

	For the Three Months Ended March 31,		Change
	2016	2015	Percentage
Revenues:	(Dollars in millions)
Premium	$3,536.0	$3,466.0	2.0%
Investment and other income	4.5	3.9	15.4%
Total revenues	3,540.5	3,469.9	2.0%

Expenses:
Medical benefits	3,061.9	3,052.2	0.3%
Selling, general and administrative	268.9	256.9	4.7%
ACA industry fee	57.0	58.3	(2.2)%
Medicaid premium taxes	27.2	20.0	36.0%
Depreciation and amortization	20.8	16.8	23.8%
Interest	15.8	11.3	39.8%
Total expenses	3,451.6	3,415.5	1.1%
Income before income taxes	88.9	54.4	63.4%
Income tax expense	51.8	36.9	40.4%
Net income	$37.1	$17.5	112.0%
Effective tax rate	58.3%	67.8%	(9.5)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of March 31, 2016 and 2015, respectively.

	March 31, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	772,000	92,000	31,000	895,000	24.0%
Georgia	583,000	37,000	24,000	644,000	17.3%
Kentucky	439,000	8,000	21,000	468,000	12.5%
New York	125,000	41,000	55,000	221,000	5.9%
Illinois	164,000	15,000	29,000	208,000	5.6%
Other states	296,000	133,000	865,000	1,294,000	34.7%
Total	2,379,000	326,000	1,025,000	3,730,000	100.0%

	March 31, 2015
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	761,000	106,000	43,000	910,000	23.8%
Georgia	593,000	32,000	25,000	650,000	17.0%
Kentucky	441,000	6,000	21,000	468,000	12.2%
New York	117,000	46,000	57,000	220,000	5.8%
Illinois	153,000	15,000	34,000	202,000	5.3%
Other states	286,000	177,000	909,000	1,372,000	35.9%
Total	2,351,000	382,000	1,089,000	3,822,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 43,000 and 44,000 of our Medicaid and Medicare membership as of March 31, 2016 and 2015, respectively.

As of March 31, 2016, membership decreased approximately 92,000 members, or 2.4%, compared with March 31, 2015. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 28,000, or 1.2% year-over-year, to 2.4 million members as of March 31, 2016. The increase resulted primarily from organic growth in the Missouri, Florida and Illinois programs, partially offset by a decrease in membership in our Georgia Medicaid market due to statewide eligibility recertifications.

•
Medicare Health Plans. Membership as of March 31, 2016 decreased by 56,000 year-over-year, or 14.7%, to 326,000 members. The decrease primarily reflects the divestiture of our Medicare Supplement business, which was completed on July 1, 2015, as well as service area reductions for the 2016 plan year.

•	Medicare PDPs. Membership as of March 31, 2016 decreased 64,000 year-over-year, or 5.9%, to 1.0 million members. The decrease was primarily the result of our 2016 bid strategy.

Premium Revenue

Premium revenue increased by approximately $70.0 million, or 2.0%, for the three months ended March 31, 2016 compared with the same period in 2015. The increase mainly reflects higher membership in our Medicaid Health Plans segment, as well as a rate increase for the Florida Managed Medical Assistance ("MMA") program effective September 1, 2015. These increases were partially offset by lower membership resulting from the divestiture of our Medicare Supplement business effective July 1, 2015, as well as the effect of lower membership in our Medicare PDPs segment.

Medical Benefits Expense

Medical benefits expense increased by approximately $9.7 million for the three months ended March 31, 2016 compared with the same period in 2015, primarily driven by the increase in Medicaid membership, partially offset by the favorable result of actions taken relating to our 2016 MA and PDP bids and the divestiture of our Medicare Supplement business effective July 1, 2015.

Selling, General and Administrative Expense

SG&A expense includes aggregate costs related to the resolution of previously disclosed governmental investigations and related litigation, such as settlement accruals and related fair value accretion, legal fees and other similar costs. Refer to Note 11 within the Condensed Consolidated Financial Statements included in this 2016 Form 10-Q for additional discussion of investigation-related litigation and other resolution costs. SG&A expense also includes certain activities relating to the divestiture of Sterling ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy claims processing to a new pharmacy benefit manager ("PBM") effective January 1, 2016 ("PBM transitory costs") and non-recurring Iowa SG&A costs relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs incurred during the first quarter of 2016 ("Iowa SG&A costs"). We believe it is appropriate to evaluate SG&A expense exclusive of these costs as we do not consider them to be indicative of long-term business operations.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
SG&A expense (GAAP)	$268.9	$256.9
Adjustments:
Investigation costs	(6.5)	(8.1)
Sterling divestiture costs	0.3	—
PBM transitory costs	(4.9)	—
Iowa SG&A costs	(5.2)	—
Adjusted SG&A expense (non-GAAP)	$252.6	$248.8
SG&A ratio (GAAP) (1)	7.6%	7.5%
Adjusted SG&A ratio (non-GAAP) (2)	7.3%	7.3%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three months ended March 31, 2016 increased approximately $12.0 million, or 4.7% compared with the same period in 2015. Our Adjusted SG&A expense for the three months ended March 31, 2016 increased approximately $3.8 million, or 1.5% compared with the same period in 2015, primarily due to normal operating costs associated with the 2016 growth in Medicaid membership.

Our SG&A ratio was 7.6% for the three months ended March 31, 2016 compared with 7.5% for the three months ended March 31, 2015. Our Adjusted SG&A ratio for the three months ended March 31, 2016 was 7.3%, consistent with the same period in 2015.

Interest Expense

Interest expense was $15.8 million for the three months ended March 31, 2016 compared with $11.3 million for the same period in 2015. The increase is primarily driven by the additional $300.0 million issuance of Senior Notes in June 2015.

Income Tax Expense

Our effective income tax rate was 58.3% and 67.8% for the three months ended March 31, 2016 and 2015, respectively. The rate decline primarily resulted from higher income before income taxes.

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

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2015 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in accordance with generally accepted accounting principles in the United States of America ("GAAP").

	For the Three Months Ended March 31,		Change
	2016	2015	Percentage
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$273.2	$250.7	9.0%
Medicare Health Plans	133.7	109.3	22.3%
Medicare PDPs	10.2	(4.5)	NM
Total gross margin	417.1	355.5	17.3%
Investment and other income	4.5	3.9	15.4%
Other expenses	(332.7)	(305.0)	9.1%
Income before income taxes	$88.9	$54.4	63.4%

NM - Not meaningful

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as the Children's Health Insurance Program ("CHIP") and the Managed Long-Term Care ("MLTC") program, including long-term services and supports. As of March 31, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		Percentage
	2016	2015	Change
	(Dollars in millions)
Premium revenue (1)	$2,226.4	$2,128.7	4.6%
Medicaid premium taxes (1)	27.2	20.0	36.0%
Medicaid ACA industry fee reimbursement (1)	58.1	54.4	6.8%
Total premiums	2,311.7	2,203.1	4.9%
Medical benefits expense	2,001.9	1,917.6	4.4%
ACA industry fee	36.6	34.8	5.2%
Gross margin	$273.2	$250.7	9.0%

Medicaid Health Plans MBR (1)	86.6%	87.0%	(0.4)%
Effect of:
Medicaid premium taxes	1.0%	0.9%
Medicaid ACA industry fee reimbursement	2.3%	2.2%
Medicaid Health Plans Adjusted MBR (1)	89.9%	90.1%	(0.2)%

Medicaid membership at end of period:	2,379,000	2,351,000	1.2%

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

We have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2016 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups.

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three months ended March 31, 2016 increased 4.6% compared with the same period in 2015. The increase was driven by increased membership, a rate increase for the Florida MMA program effective September 1, 2015 and changes in membership mix.

Medical benefits expense for the three months ended March 31, 2016 increased by approximately 4.4% compared with the same period in 2015, primarily driven by the increase in membership. Our Medicaid Health Plans segment MBR, excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursement, decreased by 20 basis points for the three months ended March 31, 2016 compared with the same period in 2015, primarily as the result of our improved pharmacy cost structure under our new PBM arrangement and operational improvements.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of March 31, 2016, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also previously offered Medicare Supplement policies in 39 states through June 30, 2015. The operations of our Medicare Supplement business were not material to overall segment results.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		Percentage
	2016	2015	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$974.1	$983.4	(0.9)%
Medical benefits expense	824.2	856.4	(3.8)%
ACA industry fee	16.2	17.7	(8.5)%
Gross margin	$133.7	$109.3	22.3%
MBR	84.6%	87.1%	(2.5)%
Membership	326,000	382,000	(14.7)%

We continue to focus on three main objectives in MA, including execution on medical expense and quality initiatives, a more disciplined portfolio approach to our MA bids, including a focus on net income, and improving Star Ratings, CMS' Quality scores, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the causal connection between socio-economic status and lower quality ratings.

Medicare premium revenue for the three months ended March 31, 2016 decreased 0.9% year over year to $974.1 million. The decrease was primarily due to the divestiture of Sterling and was partially offset by an increase in Medicare Advantage premiums as a result of our 2016 bid positioning.

Medical benefits expense for the three months ended March 31, 2016 decreased by approximately 3.8% compared to the same period in 2015, resulting primarily from the Medicare Supplement divestiture and lower membership. The Medicare Health Plans segment MBR decreased by 250 basis points for the three months ended March 31, 2016 compared with the same period in 2015, resulting from our 2016 bid strategy and continued operational execution.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of March 31, 2016, we offered PDPs in all 50 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR is generally lower in the second half of the year as compared to the first half. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		Percentage
	2016	2015	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$250.2	$279.5	(10.5)%
Medical benefits expense	235.8	278.2	(15.2)%
ACA industry fee	4.2	5.8	(27.6)%
Gross margin	$10.2	$(4.5)	NM
MBR	94.3%	99.5%	(5.2)%
Membership	1,025,000	1,089,000	(5.9)%

NM - Not meaningful

Medicare PDPs premium revenue for the three months ended March 31, 2016 decreased 10.5% compared to the same period in 2015, primarily due to the decrease in membership resulting from our 2016 bid strategy. The Medicare PDPs MBR for the three months ended March 31, 2016 decreased 520 basis points over the same period in 2015, reflecting improvement in our pharmacy cost structure, including rebate management.

OUTLOOK

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans segment, excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursement, to be in the range of $8.75 billion to $8.90 billion for 2016, consistent with $8.8 billion reported for 2015. Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.0% to 89.75% for 2016, slightly down from 89.8% reported for 2015 due to momentum from improved performance in 2015 and our improved pharmacy cost structure that went into effect on January 1, 2016.

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

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $900.0 million to $975.0 million for 2016 compared with $901.7 million for 2015, primarily resulting from our bid positioning for the 2016 plan year. Medicare PDPs MBR is expected to be in the range of 80.0% to 82.0% for 2016, compared with 78.7% for 2015, due to our bid positioning for the 2016 plan year.

Consolidated SG&A - We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs, $4.9 million in PBM transitory costs, approximately $1.0 million in Sterling divestiture costs, and $5.2 million in Iowa SG&A costs, for the full-year 2016 will be in a range of 7.8% to 7.9%, consistent with 7.9% reported for 2015 given a slight increase in revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2015 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $2.1 billion as of March 31, 2016, a $140 million increase from $1.9 billion at December 31, 2015, due primarily to earnings from operations.

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

Unregulated cash, cash equivalents and investments totaled approximately $637.0 million as of March 31, 2016, a $179.1 million decrease from $816.1 million as of December 31, 2015. This decrease reflects our repayment of the $300 million term loan in January 2016 through a combination of $100.0 million in cash and $200.0 million borrowed as a revolving loan under a new credit facility, as well as management incentive compensation payments in 2016. See Capital Resources – Debt below for further discussion.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in our 2015 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Auction Rate Securities

As of March 31, 2016, $31.2 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, and although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 21 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 17 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash used in operating activities	$(112.1)	$(99.9)
Net cash provided by (used in) investing activities	8.4	(40.1)
Net cash provided by (used in) financing activities	88.3	(0.6)
Total net decrease in cash and cash equivalents	$(15.4)	$(140.6)

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash used in operating activities for the three months ended March 31, 2016 was $112.1 million compared with $99.9 million for the same period in 2015, primarily resulting from the timing of certain pharmacy rebate receipts and higher management incentive compensation payments in 2016, partially offset by improved year-over-year operating performance across all segments. Net cash used in operating activities for the three months ended March 31, 2015 was reduced by the $35.4 million final payment remitted to the Civil Division in March 2015. See further discussion in Government Investigation and Litigation below.

Cash Flows from Investing Activities

Cash flows from investing activities for the three months ended March 31, 2016 increased $48.5 million compared with the same period in 2015, reflecting proceeds from the sales of investments in 2016 compared with net purchases of investments in 2015. The increase is also a result of higher initial investments in our information technology infrastructure in 2015.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity. In January 2016, $200.0 million of the 2016 Revolving Credit Facility (defined below) was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. Additionally, net funds received for the benefit of members was approximately $196.1 million for the three months ended March 31, 2016, compared with $3.2 million during the same period in 2015. These funds represent the net amounts of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS.

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

Capital Resources

Debt

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of March 31, 2016, our outstanding Senior Notes totaled $911.5 million.

Credit Agreement

In January 2016, we entered into a senior unsecured revolving credit facility (the “2016 Credit Agreement”) which provides for a senior unsecured revolving loan facility (the "2016 Revolving Credit Facility"), with an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. The 2016 Credit Agreement provides for the 2016 Revolving Credit Facility of up to $850.0 million (the loans thereunder, the “Revolving Credit Loans”), of which up to $150.0 million is available for letters of credit. The 2016 Credit Agreement also provides that we may, at our option, increase the aggregate amount of the 2016 Revolving Credit Facility and/or obtain incremental term loans in an amount up to $200.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the 2016 Credit Agreement are subject to a fee of 0.25% to 0.35% depending upon our ratio of total net debt to cash flow.

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.19% as of March 31, 2016.

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

As of March 31, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $806.8 million at December 31, 2015. At March 31, 2016, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at March 31, 2016, the amount of dividends that may be paid through the end of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $147.2 million in the aggregate. We did not receive any dividends from our regulated subsidiaries during the three month period ended March 31, 2016.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2015 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2016 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2016, we had cash and cash equivalents of $2.4 billion, short-term investments classified as current assets of $182.4 million, long-term investments of $128.7 million and restricted investments on deposit for licensure of $194.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2016 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2016 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements of this 2016 Form 10-Q is incorporated herein by reference. There have been no material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2015 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2016.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	Form of Performance Stock Unit Award Notice and Agreement under the Registrant's 2013 Incentive Compensation Plan (adopted March 28, 2016)	8-K	March 31, 2016	10.1
10.2	Form of Restricted Stock Unit Award Notice and Agreement under the Registrant's 2013 Incentive Compensation Plan (adopted March 28, 2016)	8-K	March 31, 2016	10.2
10.3	Stock Unit Award Agreement under the Registrant's 2013 Incentive Compensation Plan (adopted March 28, 2016)	8-K	March 31, 2016	10.3
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.