Form 10-Q
period 2016-06-30
WELLCARE HEALTH PLANS, INC.
filed 2016-08-03
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 1, 2016, there were 44,268,205 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premium	$3,590.6	$3,478.5	$7,126.6	$6,944.6
Investment and other income	3.8	4.0	8.3	7.8
Total revenues	3,594.4	3,482.5	7,134.9	6,952.4

Expenses:
Medical benefits	2,988.9	2,977.1	6,050.8	6,029.3
Selling, general and administrative	278.0	255.5	546.9	512.4
ACA industry fee	56.9	58.3	113.9	116.6
Medicaid premium taxes	27.6	20.3	54.8	40.2
Depreciation and amortization	21.7	18.1	42.5	34.9
Interest	14.6	12.5	30.4	23.9
Total expenses	3,387.7	3,341.8	6,839.3	6,757.3
Income before income taxes	206.7	140.7	295.6	195.1
Income tax expense	115.9	89.0	167.0	125.9
Net income	90.8	51.7	128.6	69.2

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.1	(1.2)	0.1	(0.8)
Income tax expense related to other comprehensive income	—	(0.4)	—	(0.3)
Other comprehensive income, net of tax	0.1	(0.8)	0.1	(0.5)
Comprehensive income	$90.9	$50.9	$128.7	$68.7

Earnings per common share:
Basic	$2.05	$1.17	$2.91	$1.57
Diluted	$2.04	$1.17	$2.89	$1.56

Weighted average common shares outstanding:
Basic	44,260,767	44,054,778	44,212,984	44,018,377
Diluted	44,549,955	44,358,313	44,521,855	44,331,159

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,524.1	$2,407.0
Short-term investments	188.8	204.4
Premiums receivable, net	1,027.2	603.9
Pharmacy rebates receivable, net	339.3	252.5
Funds receivable for the benefit of members	259.3	577.6
Deferred ACA industry fee	113.1	—
Income taxes receivable	—	50.6
Prepaid expenses and other current assets, net	183.0	133.6
Total current assets	4,634.8	4,229.6

Property, equipment and capitalized software, net	243.6	244.8
Goodwill	290.4	263.2
Other intangible assets, net	81.7	80.0
Long-term investments	109.0	131.8
Restricted investments	202.5	196.0
Other assets	0.4	0.4
Total Assets	$5,562.4	$5,145.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,618.7	$1,536.0
Unearned premiums	3.7	27.7
ACA industry fee liability	227.0	—
Accounts payable and accrued expenses	411.1	405.2
Current portion of long-term debt, net	—	299.5
Income taxes payable	42.9	—
Other payables to government partners	212.7	172.7
Total current liabilities	2,516.1	2,441.1

Deferred income tax liability, net	57.6	52.6
Long-term debt, net	1,097.2	899.6
Other liabilities	25.1	24.2
Total Liabilities	3,696.0	3,417.5

Commitments and contingencies (see Note 11)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	June 30, 2016	December 31, 2015
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,267,882 and 44,113,328 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	0.4	0.4
Paid-in capital	527.8	518.4
Retained earnings	1,340.3	1,211.7
Accumulated other comprehensive loss	(2.1)	(2.2)
Total Stockholders' Equity	1,866.4	1,728.3
Total Liabilities and Stockholders' Equity	$5,562.4	$5,145.8

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	217,179	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(62,625)	—	(5.6)	—	—	(5.6)
Stock-based compensation expense, net of forfeitures	—	—	15.0	—	—	15.0
Comprehensive income	—	—	—	128.6	0.1	128.7
Balance at June 30, 2016	44,267,882	$0.4	$527.8	$1,340.3	$(2.1)	$1,866.4

Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	215,623	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(66,613)	—	(5.9)	—	—	(5.9)
Stock-based compensation expense, net of forfeitures	—	—	8.7	—	—	8.7
Incremental tax benefit from stock-based compensation	—	—	1.4	—	—	1.4
Comprehensive income	—	—	—	69.2	(0.5)	68.7
Balance at June 30, 2015	44,071,136	$0.4	$507.5	$1,162.3	$(1.1)	$1,669.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$128.6	$69.2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	42.5	34.9
Stock-based compensation expense	15.0	8.7
Deferred taxes, net	5.0	33.6
Provision for doubtful receivables	4.5	7.2
Other, net	4.4	(1.4)
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(427.8)	(371.2)
Pharmacy rebates receivable, net	(86.8)	43.8
Medical benefits payable	82.7	(71.4)
Unearned premiums	(24.0)	(79.1)
Other payables to government partners	40.0	50.5
Amount payable related to investigation resolution	—	(35.2)
Accrued liabilities and other, net	155.7	235.7
Net cash used in operating activities	(60.2)	(74.7)

Cash flows from investing activities:
Acquisitions and acquisition-related settlements	(21.1)	(17.2)
Purchases of investments	(194.1)	(86.3)
Proceeds from sales and maturities of investments	223.7	90.3
Additions to property, equipment and capitalized software, net	(37.6)	(63.6)
Net cash used in investing activities	(29.1)	(76.8)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	196.9	308.9
Payments on debt	(300.0)	—
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(5.6)	(5.9)
Funds received (paid) for the benefit of members, net	318.3	(127.1)
Other, net	(3.2)	1.6
Net cash provided by financing activities	206.4	177.5

Increase in cash and cash equivalents	117.1	26.0
Balance at beginning of period	2,407.0	1,313.5
Balance at end of period	$2,524.1	$1,339.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$69.6	$69.9
Cash paid for interest	$28.7	$21.4
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$4.6	$11.2
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of June 30, 2016, we served approximately 3.8 million members. During the six months ended June 30, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of June 30, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

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

Favorable prior year reserve development for the six months ended June 30, 2016 was approximately $99.1 million, primarily related to the Medicaid Health Plans segment, compared with favorable prior year reserve development of $44.5 million recognized during the corresponding period in 2015. Such amounts are net of the development relating to refunds due to government customers associated with minimum medical loss ratio provisions.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation—Stock Compensation (Topic 718)," which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard would have been effective for us beginning January 1, 2017, with early adoption permitted.

We elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. The ASU amendments related to the minimum statutory withholding tax requirements had no effect to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively as of January 1, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no effect to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and affected our previously reported first quarter of 2016 results as follows:

	For the Three Months Ended March 31, 2016
	As reported	As adjusted
Income Statement:	(in millions, except per share data)
Income tax expense	$51.8	$51.1
Net income	$37.1	$37.8
Basic earnings per share	$0.84	$0.86
Diluted earnings per share	$0.83	$0.85

Cash Flow Statement:
Net cash used in operating activities	$(112.1)	$(111.4)
Net cash provided by financing activities	$88.3	$87.6

	March 31, 2016
	As reported	As adjusted
Balance Sheet:	(in millions)
Paid-in capital	$520.1	$519.4
Retained Earnings	$1,248.8	$1,249.5

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires an entity to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard effective January 1, 2016 and applied it retrospectively to all prior periods. Accordingly, amounts for deferred income tax assets of $34.8 million previously recorded as current are reflected as a reduction to deferred income tax liabilities recorded as noncurrent in the accompanying condensed consolidated balance sheet as of December 31, 2015. These reclassifications have no effect on results of operations or stockholders' equity, as previously reported.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs," to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements." ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted these standards effective January 1, 2016 and applied it retrospectively to all prior periods. These reclassifications did not have a material effect on our consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)," which requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the effect this guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instrument - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to measure equity securities that are not consolidated or accounted for under the equity method at fair value through net income. This amendment also simplifies the impairment test of equity investments without readily determinable fair values. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. We are currently assessing the effect this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS AND DIVESTITURES

Advicare Acquisition

On June 1, 2016, we completed the acquisition of certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to approximately 30,000 Advicare members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

Based on the preliminary purchase price allocation, we allocated $6.8 million of the purchase price to identified intangible assets and recorded the excess of purchase price over the aggregate fair value of net assets acquired of $27.2 million as goodwill. The recorded goodwill and other intangible assets related to the Advicare acquisition are deductible for income tax purposes. It is possible that further adjustments could be made to the purchase price and allocations depending on the resolution of certain matters related to the purchase price, although we are unable to estimate the effect at this time.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Kentucky	18%	19%	18%	19%
Florida	17%	16%	17%	16%
Georgia	11%	11%	11%	12%

In 2016, the Georgia Department of Community Health (“Georgia DCH”) announced its intention to exercise its option (through two six-month renewal terms) to extend our current contract through June 30, 2017. We have received from Georgia DCH a notice of intent to award a new contract and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and three additional one-year renewal options at Georgia DCH's discretion.

In May 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through December 31, 2016, and included one additional six-month or three additional one-year renewal periods upon mutual agreement.

Medicare Health Plans

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through the Centers for Medicare & Medicaid Services ("CMS"). Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Prior to July 1, 2015, our Medicare Health Plans reportable segment included the combined operations of both the MA and Medicare Supplement operating segments. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture and as a result, the Medicare Health Plans reportable segment only reflects MA operations for the three and six months ended June 30, 2016.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,378.4	2,250.9	$4,690.1	$4,454.1
Medicare Health Plans	987.5	992.6	1,961.6	1,976.0
Medicare PDPs	224.7	235.0	474.9	514.5
Total premium revenue	3,590.6	3,478.5	7,126.6	6,944.6
Medical benefits expense:
Medicaid Health Plans	1,988.1	1,933.3	3,990.0	3,850.9
Medicare Health Plans	831.9	857.6	1,656.1	1,714.0
Medicare PDPs	168.9	186.2	404.7	464.4
Total medical benefits expense	2,988.9	2,977.1	6,050.8	6,029.3
ACA industry fee expense:
Medicaid Health Plans	36.7	34.4	73.3	69.2
Medicare Health Plans	16.1	18.1	32.3	35.8
Medicare PDPs	4.1	5.8	8.3	11.6
Total ACA industry fee expense	56.9	58.3	113.9	116.6
Gross margin
Medicaid Health Plans	353.6	283.2	626.8	534.0
Medicare Health Plans	139.5	116.9	273.2	226.2
Medicare PDPs	51.7	43.0	61.9	38.5
Total gross margin	544.8	443.1	961.9	798.7
Investment and other income	3.8	4.0	8.3	7.8
Other expenses (1)	(341.9)	(306.4)	(674.6)	(611.4)
Income before income taxes	$206.7	$140.7	$295.6	$195.1

(1)	Other expenses includes selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization, and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Weighted-average common shares outstanding — basic	44,260,767	44,054,778	44,212,984	44,018,377
Dilutive effect of outstanding stock-based compensation awards	289,188	303,535	308,871	312,782
Weighted-average common shares outstanding — diluted	44,549,955	44,358,313	44,521,855	44,331,159
Anti-dilutive stock-based compensation awards excluded from computation	851	139,514	29,126	71,517

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Auction rate securities	$34.0	$—	$(3.4)	$30.6
Corporate debt and other securities	89.6	0.3	(0.1)	89.8
Money market funds	47.6	—	—	47.6
Municipal securities	42.1	0.7	—	42.8
U.S. government securities	2.9	—	—	2.9
Variable rate bond fund	85.1	—	(1.0)	84.1
	$301.3	$1.0	$(4.5)	$297.8
December 31, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	121.4	—	(0.4)	121.0
Money market funds	45.9	—	—	45.9
Municipal securities	46.0	0.4	(0.1)	46.3
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(0.9)	84.2
	$339.5	$0.4	$(3.7)	$336.2

Realized gains and losses on sales and redemptions of investments were not material for the three and six months ended June 30, 2016 and 2015.

Contractual maturities of available-for-sale securities at June 30, 2016 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$30.6	$—	$—	$—	$30.6
Corporate debt and other securities	89.8	39.9	49.9	—	—
Money market funds	47.6	47.6	—	—	—
Municipal securities	42.8	14.9	21.5	6.4	—
U.S. government securities	2.9	2.3	0.6	—	—
Variable rate bond fund	84.1	84.1	—	—	—
	$297.8	$188.8	$72.0	$6.4	$30.6

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $30.6 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail. Our auction rate securities have been in an unrealized loss position for more than twelve months. Two auction rate securities with an aggregate par value of $22.4 million have investment grade security credit ratings and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of June 30, 2016.

There were no redemptions or sales of our auction rate securities during the six months ended June 30, 2016 and 2015.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Cash	$60.7	$—	$—	$60.7
Certificates of deposit	0.1	—	—	0.1
Money market funds	66.9	—	—	66.9
U.S. government securities	74.7	0.1	—	74.8
	$202.4	$0.1	$—	$202.5
December 31, 2015
Cash	$3.2	$—	$—	$3.2
Certificates of deposit	1.1	—	—	1.1
Money market funds	67.5	—	—	67.5
U.S. government securities	124.3	—	(0.1)	124.2
	$196.1	$—	$(0.1)	$196.0

Realized gains and losses on restricted investments were not material for the three and six months ended June 30, 2016 and 2015.

7. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based compensation awards was $8.5 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $15.0 million and $8.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $45.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation cost for certain of our performance stock units ("PSUs"), which are subject to variable accounting, was determined based on our closing common stock price of $107.28 as of June 30, 2016 and amounted to approximately $16.3 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

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

The Compensation Committee has awarded two variations of PSUs, including:

•
Financial and Quality Performance Goals: Certain of our PSUs are subject to variable accounting as they do not have a grant date fair value for accounting purposes due to the subjective nature of the terms of the PSUs, which precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock. In March 2016, we issued certain PSUs whereby a mutual understanding of key terms and conditions exist; therefore, for these awards we estimate compensation cost based on the grant date fair value, as well as our estimate of the performance outcome, and recognize the expense ratably over the vesting period of the award.

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

MSUs
The number of shares of common stock earned upon vesting is determined based on the ratio of our average common stock price during the last 30 market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceding the grant date, applied to the base units granted. The performance ratio is capped at 150% or 200%, depending on the grant date. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. The number of shares earned by the participant is generally paid net of taxes withheld at the statutory minimum.

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

A summary of RSU, PSU and MSU award activity for the six months ended June 30, 2016 at target is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2016	290,619	395,899	133,290	819,808
Granted	139,109	235,981	15,879	390,969
Vested	(111,052)	(63,729)	(39,808)	(214,589)
Forfeited and expired	(24,551)	(92,306)	(14,727)	(131,584)
Outstanding as of June 30, 2016	294,125	475,845	94,634	864,604

The weighted-average grant-date fair value of all equity awards granted during the six months ended June 30, 2016 was $99.11.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	June 30, 2016	December 31, 2015
Current portion of long-term debt:
Term loan	$—	$300.0
Debt issuance costs	—	(0.5)
Total current portion of long-term debt	$—	$299.5
Long-term debt:
5.75% Senior Notes, net of unamortized debt premium	$910.8	$912.1
2016 Revolving Credit Facility	200.0	—
Debt issuance costs	(13.6)	(12.5)
Total long-term debt	$1,097.2	$899.6
Total debt	$1,097.2	$1,199.1

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of June 30, 2016, our outstanding Senior Notes totaled $910.8 million, including $10.8 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million issued in November 2013. The Senior Notes were classified as long-term debt in our condensed consolidated balance sheet based on their November 2020 maturity date.

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

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. As of June 30, 2016, our long-term debt included the $200.0 million drawn on the 2016 Credit Facility. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.06% as of June 30, 2016.

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

As of June 30, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$10.6	$—	$10.6	$—
Auction rate securities	30.6	—	—	30.6
Corporate debt securities	79.2	—	79.2	—
Money market funds	47.6	47.6	—	—
Municipal securities	42.8	—	42.8	—
U.S. government and agency obligations	2.9	2.9	—	—
Variable rate bond fund	84.1	84.1	—	—
Total investments	$297.8	$134.6	$132.6	$30.6
Restricted investments:
Cash	60.7	60.7	—	—
Certificates of deposit	0.1	—	0.1	—
Money market funds	66.9	66.9	—	—
U.S. government and agency obligations	74.8	74.8	—	—
Total restricted investments	$202.5	$202.4	$0.1	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$17.2	$—	$17.2	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	103.8	—	103.8	—
Money market funds	45.9	45.9	—	—
Municipal securities	46.3	—	46.3	—
U.S. government securities	7.1	7.1	—	—
Variable rate bond fund	84.2	84.2	—	—
Total investments	$336.2	$137.2	$167.3	$31.7
Restricted investments:
Cash	$3.2	$3.2	$—	$—
Certificates of deposit	1.1	—	1.1	—
Money market funds	67.5	67.5	—	—
U.S. government securities	124.2	124.2	—	—
Total restricted investments	$196.0	$194.9	$1.1	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - June 30, 2016	$1,097.2	$930.4	$194.4	$—
Long-term debt - December 31, 2015	899.6	931.5	—	—

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

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$31.2	$32.3	$31.7	$32.3
Realized gains (losses) in earnings	—	—	—	—
Unrealized gains (losses) in other comprehensive income	(0.6)	(0.5)	(1.1)	(0.5)
Purchases, sales and redemptions	—	(0.1)	—	(0.1)
Net transfers in or (out) of Level 3	—	—	—	—
Balance as of June 30,	$30.6	$31.7	$30.6	$31.7

10. INCOME TAXES

Our effective income tax rate was 56.1% and 56.5% for the three and six months ended June 30, 2016, respectively, and 63.3% and 64.5% for the three and six months ended June 30, 2015, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2016, the recognition of certain previously unrecognized tax benefits, discussed below, and the adoption of ASU 2016-09 "Compensation—Stock Compensation (Topic 718)," which was reflected as of January 1, 2016.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code ("IRC") section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $2.0 million and $4.4 million, gross before the effect of taxes, for such compensation during the three and six months ended June 30, 2016, respectively. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review for periods other than the 2014 tax year, as discussed below. Therefore, we recognized cumulative liabilities for unrecognized tax benefits amounting to $13.0 million and $14.0 million at June 30, 2016 and December 31, 2015, respectively.

During June 2016, the IRS completed its audit of our 2014 consolidated income tax return, which effectively settled the 2014 tax year. Accordingly, we recognized $2.6 million of previously unrecognized tax benefits resulting from our IRC section 162(m)(6) tax position during the three and six months ended June 30, 2016, which had the effect of reducing our effective tax rate.

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

Corporate Integrity Agreement

We operated under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement had a term of five years from its effective date of April 26, 2011 with certain OIG-HHS rights and company obligations extending for an additional 120 days following the submission of the fifth annual report. The Corporate Integrity Agreement mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for associates, requirements related to reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs. With the completion of the fifth reporting period on April 26, 2016, WellCare is required to submit to the OIG-HHS for its review and acceptance the fifth annual report, by August 5, 2016. Upon acceptance of our final annual report, the OIG-HHS, at its discretion, may release us from the Corporate Integrity Agreement. If we do not comply with the terms of the Corporate Integrity Agreement, we may be subject to penalties or exclusion from participation in federal health care programs.

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

In addition, we are advancing legal fees and related expenses to Mr. Farha in connection with his lawsuit filed in Florida state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with WellCare. We have asserted affirmative defenses and counterclaims against Mr. Farha in response. This action is awaiting a hearing on the Company’s motion for summary judgment, which is currently scheduled for September 2016.

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $220.8 million from the inception of the investigations through June 30, 2016. We incurred $4.3 million and $9.7 million of these fees and related expenses during the three and six months ended June 30, 2016, respectively, and $6.2 million and $12.9 million for the three and six months ended June 30, 2015, respectively. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2016 ("2016 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the outcome of Medicaid award protests and litigation, the appropriation and payment to us by state governments of Medicaid premiums receivable, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2016 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity, including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement healthcare value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of June 30, 2016, we served approximately 3.8 million members. During the six months ended June 30, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of June 30, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and six months ended June 30, 2016. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at June 30, 2016 declined by 58,000, or 1.5%, compared to June 30, 2015, mainly driven by a decline in PDP membership as a result of our 2016 bid strategy, as well as a decline in our Medicare Health Plans membership due to the divestiture of Sterling Life Insurance Company ("Sterling"), and our bid positioning for the 2016 plan year. Medicaid Health Plans membership increased 32,000, or 1.3% year-over-year, primarily due to the membership acquired from Advicare Corp. ("Advicare"), effective June 1, 2016.

▪
Premiums increased 3.2% and 2.6% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, mainly reflecting membership growth in our Medicaid Health Plans segment as well as additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016. These increases were partially offset by the effect of lower membership in our Medicare PDPs segment and the divestiture of Sterling.

▪
Net Income for the three and six months ended June 30, 2016 increased $39.1 million and $59.4 million, respectively, compared to the same periods in 2015 primarily attributable to operating improvement in all three of the company’s reportable segments due to continued improvement in operational execution and pharmacy rebates management.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In 2016, the Georgia Department of Community Health (“Georgia DCH”) announced its intention to exercise its option (through two six-month renewal terms) to extend our current contract through June 30, 2017. We have received from Georgia DCH a notice of intent to award a new contract and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and three additional one-year renewal options at Georgia DCH's discretion. As of June 30, 2016, we served approximately 580,000 Medicaid members in Georgia.

•
In June 2016, we completed the acquisition of certain assets of Advicare, a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to approximately 30,000 Advicare members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

•
In May 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through December 31, 2016, and included one additional six-month or three additional one-year renewal periods upon mutual agreement.

•
In April 2016, the Nebraska Department of Administrative Services ("DAS") announced that we were selected to participate in the state’s Medicaid Managed Care program, Heritage Health. Services under the contract are scheduled to commence on January 1, 2017, with an initial five-year term and two additional one-year renewal options at the discretion of Nebraska DAS.

•
In March 2016, we extended our contract with the New York State Department of Health to continue providing managed care services for children as part of the Child Health Plus program in 16 counties. The extension runs through September 2019 and does not require annual renewals.

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

Political and Regulatory Developments

On May 6, 2016, CMS published regulations that overhauled Medicaid managed care requirements. These regulations include requirements that state Medicaid programs evaluate network adequacy standards and impose a requirement of managed care organizations ("MCO") to report medical loss ratios ("MLRs") annually to states, as well as a requirement that states set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral (mental) health issues who receive short term services in an alternative mental disease institution and outline requirements for value-based provider contracting.  Under the regulations, the states will also be tasked with developing and publicizing plan quality rating results.  These changes will be phased in over the course of three years with some regulations being effective immediately on May 6, 2016.  The implementation by CMS and the state Medicaid agencies of these regulations may materially adversely affect our results of operations, financial condition and cash flows.

In April 2016, CMS released final updates to the MA and Part D programs through the 2017 Rate Announcement and Call Letter. We estimate the 2017 rate change, as compared with 2016, will be flat to one percent, excluding Medicare coding trends and the 2017 ACA fee moratorium.

Our 2017 PDP bids resulted in one of our basic plans being below the benchmarks in 30 of the 34 CMS regions for which we submitted bids, and within the de minimis range in three other regions, compared with our 2016 bids, in which we were below the benchmarks in 17 of the 34 CMS regions, and within the de minimis range in nine other regions.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2016 compared to the same periods in 2015.

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenues:	(Dollars in millions)
Premium	$3,590.6	$3,478.5	3.2%	$7,126.6	$6,944.6	2.6%
Investment and other income	3.8	4.0	(5.0)%	8.3	7.8	6.4%
Total revenues	3,594.4	3,482.5	3.2%	7,134.9	6,952.4	2.6%

Expenses:
Medical benefits	2,988.9	2,977.1	0.4%	6,050.8	6,029.3	0.4%
Selling, general and administrative	278.0	255.5	8.8%	546.9	512.4	6.7%
ACA industry fee	56.9	58.3	(2.4)%	113.9	116.6	(2.3)%
Medicaid premium taxes	27.6	20.3	36.0%	54.8	40.2	36.3%
Depreciation and amortization	21.7	18.1	19.9%	42.5	34.9	21.8%
Interest	14.6	12.5	16.8%	30.4	23.9	27.2%
Total expenses	3,387.7	3,341.8	1.4%	6,839.3	6,757.3	1.2%
Income before income taxes	206.7	140.7	46.9%	295.6	195.1	51.5%
Income tax expense	115.9	89.0	30.2%	167.0	125.9	32.6%
Net income	$90.8	$51.7	75.6%	$128.6	$69.2	85.8%
Effective tax rate	56.1%	63.3%	(7.2)%	56.5%	64.5%	(8.0)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of June 30, 2016 and 2015, respectively.

	June 30, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	773,000	92,000	29,000	894,000	23.7%
Georgia	580,000	38,000	23,000	641,000	17.0%
Kentucky	445,000	8,000	20,000	473,000	12.5%
New York	129,000	42,000	55,000	226,000	6.0%
Illinois	168,000	15,000	28,000	211,000	5.6%
Other states	331,000	136,000	857,000	1,324,000	35.2%
Total	2,426,000	331,000	1,012,000	3,769,000	100.0%

	June 30, 2015
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	773,000	107,000	41,000	921,000	24.1%
Georgia	594,000	36,000	23,000	653,000	17.1%
Kentucky	429,000	7,000	21,000	457,000	11.9%
New York	118,000	46,000	53,000	217,000	5.7%
Illinois	180,000	15,000	33,000	228,000	6.0%
Other states	300,000	177,000	874,000	1,351,000	35.3%
Total	2,394,000	388,000	1,045,000	3,827,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 44,000 and 47,000 of our Medicaid and Medicare membership as of June 30, 2016 and 2015, respectively.

As of June 30, 2016, membership decreased approximately 58,000 members, or 1.5%, compared with June 30, 2015. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 32,000 or 1.3% year-over-year, to 2.4 million members as of June 30, 2016. The increase was primarily due to membership acquired from Advicare, as well as membership growth in Kentucky and New York, partially offset by membership declines in our Georgia and Illinois Medicaid markets.

•
Medicare Health Plans. Membership as of June 30, 2016 decreased by 57,000 year-over-year, or 14.7%, to 331,000 members. The decrease primarily reflects the divestiture of our Medicare Supplement business on July 1, 2015, as well as planned service area reductions for the 2016 plan year.

•	Medicare PDPs. Membership as of June 30, 2016 decreased 33,000 year-over-year, or 3.2%, to 1.0 million members. The decrease was primarily the result of our 2016 bid strategy.

Premium Revenue

Premium revenue increased by approximately $112.1 million and $182.0 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The increase primarily reflects higher membership in our Medicaid Health Plans segment as well as additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016. Additionally, 2016 premiums reflect a rate increase for the Florida Managed Medical Assistance ("MMA") program effective September 1, 2015. These increases were partially offset by lower membership resulting from the divestiture of our Medicare Supplement business as well as the effect of lower membership in our Medicare PDPs segment.

Medical Benefits Expense

Medical benefits expense increased by approximately $11.8 million and $21.5 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, primarily driven by the increase in Medicaid membership, partially offset by the favorable result of actions taken relating to our 2016 MA and PDP bids and the divestiture of our Medicare Supplement business effective July 1, 2015.

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

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
SG&A expense (GAAP)	$278.0	$255.5	$546.9	$512.4
Adjustments:
Investigation costs	(6.0)	(6.6)	(12.5)	(14.7)
Sterling divestiture costs	(2.0)	(1.1)	(1.7)	(1.1)
PBM transitory costs	—	—	(4.9)	—
Iowa SG&A costs	—	—	(5.2)	—
Adjusted SG&A expense (non-GAAP)	$270.0	$247.8	$522.6	$496.6
SG&A ratio (GAAP) (1)	7.7%	7.4%	7.7%	7.4%
Adjusted SG&A ratio (non-GAAP) (2)	7.7%	7.3%	7.5%	7.3%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three and six months ended June 30, 2016 increased approximately $22.5 million and $34.5 million, respectively, compared with the same periods in 2015. Our Adjusted SG&A expense for the three and six months ended June 30, 2016 increased approximately $22.2 million and $26.0 million, respectively, compared with the same periods in 2015. These increases are primarily due to normal operating costs associated with current and future growth in Medicaid membership.

Our SG&A ratio was 7.7% for both the three and six months ended June 30, 2016, respectively, compared with 7.4% for both the three and six months ended June 30, 2015. Our Adjusted SG&A ratio for the three and six months ended June 30, 2016, respectively, was 7.7% and 7.5%, compared with 7.3% for both the three and six months ended June 30, 2015. These increases primarily reflect the timing of normal operating costs associated with current and future growth in Medicaid membership, partially offset by continued improvements in operating efficiency.

Interest Expense

Interest expense was $14.6 million and $30.4 million for the three and six months ended June 30, 2016, respectively, compared with $12.5 million and $23.9 million for the same periods in 2015, respectively. The increase is primarily driven by the additional $300.0 million issuance of Senior Notes in June 2015.

Income Tax Expense

Our effective income tax rate was 56.1% and 56.5% for the three and six months ended June 30, 2016, respectively, compared with 63.3% and 64.5% for the three and six months ended June 30, 2015, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2016, the recognition of certain previously unrecognized tax benefits, as discussed in Note 10 to the Condensed Consolidated Financial Statements, and the adoption of Accounting Standards Update 2016-09 "Compensation—Stock Compensation (Topic 718)," as discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Segment Financial Performance Measures

Our primary measurements of profitability for our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as premium revenue less medical benefits expense and ACA industry fees. MBR measures the ratio of medical benefits expense to premium revenue excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursement.

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

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$353.6	$283.2	24.9%	$626.8	$534.0	17.4%
Medicare Health Plans	139.5	116.9	19.3%	273.2	226.2	20.8%
Medicare PDPs	51.7	43.0	20.2%	61.9	38.5	60.8%
Total gross margin	544.8	443.1	23.0%	961.9	798.7	20.4%
Investment and other income	3.8	4.0	(5.0)%	8.3	7.8	6.4%
Other expenses (1)	(341.9)	(306.4)	11.6%	(674.6)	(611.4)	10.3%
Income before income taxes	$206.7	$140.7	46.9%	$295.6	$195.1	51.5%

(1)	Other expenses includes selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization, and interest.

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

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in millions)
Premium revenue (1)	$2,292.5	$2,176.8	5.3%	4,518.9	4,305.7	5.0%
Medicaid premium taxes (1)	27.6	20.3	36.0%	54.8	40.2	36.3%
Medicaid ACA industry fee reimbursement (1)	58.3	53.8	8.4%	116.4	108.2	7.6%
Total premiums	2,378.4	2,250.9	5.7%	4,690.1	4,454.1	5.3%
Medical benefits expense	1,988.1	1,933.3	2.8%	3,990.0	3,850.9	3.6%
ACA industry fee	36.7	34.4	6.7%	73.3	69.2	5.9%
Gross margin	$353.6	$283.2	24.9%	626.8	534.0	17.4%

Medicaid Health Plans MBR (1)	83.6%	85.9%	(2.3)%	85.1%	86.5%	(1.4)%
Effect of:
Medicaid premium taxes	1.0%	0.9%		1.0%	0.7%
Medicaid ACA industry fee reimbursement	2.1%	2.1%		2.2%	2.2%
Medicaid Health Plans Adjusted MBR (1)	86.7%	88.8%	(2.1)%	88.3%	89.4%	(1.1)%

Medicaid membership at end of period:	2,426,000	2,394,000	1.3%

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

Medicaid total premiums increased 5.7% and 5.3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and six months ended June 30, 2016 also increased, compared with the same periods in 2015. The increases are primarily driven by increased membership, $18.7 million, pretax, in additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016, and the acquisition of Advicare, effective June 1, 2016. Additionally, the increases reflect a rate increase for the Florida MMA program effective September 1, 2015.

Medical benefits expense for the three and six months ended June 30, 2016 increased compared with the same periods in 2015, primarily driven by the increase in membership and the acquisition of Advicare. Our Medicaid Health Plans segment MBR decreased 230 and 140 basis points for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursement, our Medicaid Health Plans Adjusted MBR decreased by 210 and 110 basis points for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases primarily resulted from the additional premium revenue related to underpayments for specific benefits in Florida noted previously, as well as our improved pharmacy cost structure under our new PBM arrangement and operational improvements.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of June 30, 2016, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also previously offered Medicare Supplement policies through June 30, 2015. The operations of our Medicare Supplement business were not material to overall segment results.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2016	2015	Change	2015	2014	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$987.5	$992.6	(0.5)%	$1,961.6	$1,976.0	(0.7)%
Medical benefits expense	831.9	857.6	(3.0)%	1,656.1	1,714.0	(3.4)%
ACA industry fee	16.1	18.1	(11.0)%	32.3	35.8	(9.8)%
Gross margin	$139.5	$116.9	19.3%	$273.2	$226.2	20.8%
MBR	84.2%	86.4%	(2.2)%	84.4%	86.7%	(2.3)%
Membership	331,000	388,000	(14.7)%

Medicare premium revenue for the three and six months ended June 30, 2016 decreased, compared to the same periods in 2015, primarily due to the divestiture of Sterling, partially offset by an increase in Medicare Advantage premiums as a result of our 2016 bid positioning.

Medical benefits expense for the three and six months ended June 30, 2016 decreased, compared to the same periods in 2015, primarily due to the Medicare Supplement divestiture and lower membership. The Medicare Health Plans segment MBR decreased by 220 and 230 basis points for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, resulting from our 2016 bid strategy and continued operational execution.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$224.7	$235.0	(4.4)%	$474.9	$514.5	(7.7)%
Medical benefits expense	168.9	186.2	(9.3)%	404.7	464.4	(12.9)%
ACA industry fee	4.1	5.8	(29.3)%	8.3	11.6	(28.4)%
Gross margin	$51.7	$43.0	20.2%	$61.9	$38.5	60.8%
MBR	75.1%	79.2%	(4.1)%	85.2%	90.3%	(5.1)%
Membership	1,012,000	1,045,000	(3.2)%

Medicare PDPs premium revenue for the three and six months ended June 30, 2016 decreased, compared to the same periods in 2015, primarily due to the decrease in membership resulting from our 2016 bid strategy. The Medicare PDPs MBR for the three and six months ended June 30, 2016 decreased 410 and 510 basis points, respectively, over the same periods in 2015, reflecting improvement in our pharmacy cost structure, including rebate management.

OUTLOOK

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans segment to be in the range of $9.25 billion to $9.35 billion for 2016. Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursement, we expect adjusted Medicaid Health Plans premium revenue to be in the range of $8.90 billion to $9.00 billion for 2016. The increases from 2015 primarily reflects the acquisition of Advicare and additional Medicaid premium revenue related to underpayments for specific benefits in Florida. The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 85.75% to 86.25% for 2016, while the Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.00% to 89.50%. The decreases from 2015 are primarily due to momentum from improved performance in 2015, our improved pharmacy cost structure that went into effect on January 1, 2016 and the previously noted additional Florida premium revenue.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $3.85 billion to $3.95 billion for 2016, consistent with $3.9 billion reported for 2015. Medicare Health Plans MBR is expected to be in the range of 85.25% to 86.00% for 2016, compared with 87.2% in 2015. The expected year-over-year improvement reflects the effect of a more disciplined bid process for 2016 and continued execution on healthcare value-added programs.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $900.0 million to $925.0 million for 2016 consistent with $901.7 million for 2015. Medicare PDPs MBR is expected to be in the range of 79.0% to 81.0% for 2016, compared with 78.7% for 2015, due to our bid positioning for the 2016 plan year.

Consolidated SG&A - We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs, $4.9 million in PBM transitory costs, $1.7 million in Sterling divestiture costs, and $5.2 million in Iowa SG&A costs, for the full-year 2016 will be in a range of 7.8% to 7.9%, consistent with 7.9% reported for 2015.

ACA Industry Fee expense - We estimate that we will incur between $225.0 million and $230.0 million of ACA industry fee expense in 2016, consistent with 2015, as the total fee to be levied on the industry will remain at $11.3 billion.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $2.0 billion as of June 30, 2016, a $61.5 million increase from $1.9 billion at December 31, 2015, due primarily to earnings from operations and contributions received from the Parent and non-regulated subsidiaries, partially offset by dividends paid to the unregulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $833.3 million as of June 30, 2016, a $17.2 million increase from $816.1 million as of December 31, 2015. This increase reflects normal operating cash flows including lower Medicare Part D funding to certain regulated subsidiaries, as described below. In January 2016, through a combination of $100.0 million in cash and $200.0 million borrowed as a revolving loan under a new credit facility, we repaid our $300.0 million term loan. See Capital Resources – Debt below for further discussion.

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

Auction Rate Securities

As of June 30, 2016, $30.6 million of our long-term investments were comprised of municipal note securities with an auction reset feature ("auction rate securities"), which are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. Liquidity for these auction rate securities is typically provided by an auction process, and although auctions continue to fail, we believe we will be able to liquidate these securities without significant loss. There are government guarantees or municipal bond insurance in place and we have the ability and the present intent to hold these securities until maturity or market stability is restored. Accordingly, we do not believe our auction rate securities are impaired and as a result, we have not recorded any impairment losses for our auction rate securities. However, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 21 years. The weighted-average life of the underlying securities for our auction rate securities portfolio is 17 years.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash used in operating activities	$(60.2)	$(74.7)
Net cash used in investing activities	(29.1)	(76.8)
Net cash provided by financing activities	206.4	177.5
Total net increase in cash and cash equivalents	$117.1	$26.0

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash used in operating activities for the six months ended June 30, 2016 was $60.2 million, compared with $74.7 million for the same period in 2015, primarily due to improved year-over-year operating performance across all segments, partially offset by the timing of premium payments from certain Medicaid states. Net cash used in operating activities for the six months ended June 30, 2015 was reduced by the $35.4 million final payment remitted to the Civil Division in March 2015. See further discussion in Government Investigation and Litigation below.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2016 was $29.1 million, compared with $76.8 million for the same period in 2015, reflecting higher net proceeds from the sales of investments in 2016 and the effect of higher initial investments in our information technology infrastructure in 2015. Cash flows used in investing activities for the six months ended June 30, 2016 also includes the acquisition of Advicare.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity. In January 2016, $200.0 million of the 2016 Revolving Credit Facility (described below) was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. Additionally, net funds received for the benefit of members was approximately $318.3 million for the six months ended June 30, 2016, compared to funds paid for the benefit of members of $127.1 million during the same period in 2015. These funds represent the net amounts of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS, as described above in "Medicare Part D Funding and Settlements."

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

Capital Resources

Debt

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of June 30, 2016, our outstanding Senior Notes totaled $910.8 million, including $10.8 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million issued in November 2013.

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

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.06% as of June 30, 2016.

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

As of June 30, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital or sufficient access to capital, including through the Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was approximately $806.8 million at December 31, 2015. At June 30, 2016, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at June 30, 2016, the amount of dividends that may be paid through the remainder of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $116.9 million in the aggregate. We received $50 million in dividends from our regulated subsidiaries during the six month period ended June 30, 2016, all of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2015 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2016 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of June 30, 2016, we had cash and cash equivalents of $2.5 billion, short-term investments classified as current assets of $188.8 million, long-term investments of $109.0 million and restricted investments on deposit for licensure of $202.5 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. However, because of their contractual maturity dates, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2016.

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