Form 10-Q
period 2016-09-30
WELLCARE HEALTH PLANS, INC.
filed 2016-11-01
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, there were 44,292,873 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premium	$3,578.8	$3,437.3	$10,705.4	$10,381.9
Investment and other income	5.2	3.7	13.5	11.5
Total revenues	3,584.0	3,441.0	10,718.9	10,393.4

Expenses and other:
Medical benefits	3,040.2	2,947.4	9,091.0	8,976.7
Selling, general and administrative	268.5	279.6	815.4	792.0
ACA industry fee	57.1	53.9	171.0	170.5
Medicaid premium taxes	28.3	26.7	83.1	66.9
Depreciation and amortization	22.4	18.2	64.9	53.1
Interest	14.6	15.1	45.0	39.0
Gain on divestiture of business	—	(4.6)	—	(4.6)
Total expenses, net	3,431.1	3,336.3	10,270.4	10,093.6
Income before income taxes	152.9	104.7	448.5	299.8
Income tax expense	84.3	68.3	251.3	194.2
Net income	68.6	36.4	197.2	105.6

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	—	—	0.1	(0.8)
Income tax expense related to other comprehensive income	—	0.4	—	0.1
Other comprehensive income (loss), net of tax	—	(0.4)	0.1	(0.9)
Comprehensive income	$68.6	$36.0	$197.3	$104.7

Earnings per common share:
Basic	$1.55	$0.83	$4.46	$2.40
Diluted	$1.54	$0.82	$4.43	$2.38

Weighted average common shares outstanding:
Basic	44,276,035	44,084,004	44,234,001	44,040,253
Diluted	44,639,442	44,424,305	44,561,051	44,362,208

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,878.4	$2,407.0
Short-term investments	203.0	204.4
Premiums receivable, net	430.2	603.9
Pharmacy rebates receivable, net	292.2	252.5
Funds receivable for the benefit of members	555.5	577.6
Deferred ACA industry fee	57.4	—
Income taxes receivable	—	50.6
Prepaid expenses and other current assets, net	198.0	133.6
Total current assets	5,614.7	4,229.6

Property, equipment and capitalized software, net	249.1	244.8
Goodwill	289.8	263.2
Other intangible assets, net	76.8	80.0
Long-term investments	91.5	131.8
Restricted investments	203.2	196.0
Other assets	0.4	0.4
Total Assets	$6,525.5	$5,145.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,625.5	$1,536.0
Unearned premiums	400.2	27.7
Accounts payable and accrued expenses	486.6	405.2
Current portion of long-term debt, net	—	299.5
Income taxes payable	73.7	—
Funds payable for the benefit of members	639.6	—
Other payables to government partners	304.1	172.7
Total current liabilities	3,529.7	2,441.1

Deferred income tax liability, net	27.3	52.6
Long-term debt, net	997.4	899.6
Other liabilities	28.2	24.2
Total Liabilities	4,582.6	3,417.5

Commitments and contingencies (see Note 11)

WELLCARE HEALTH PLANS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in millions, except share data) - Continued

	September 30, 2016	December 31, 2015
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,292,618 and 44,113,328 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	0.4	0.4
Paid-in capital	535.7	518.4
Retained earnings	1,408.9	1,211.7
Accumulated other comprehensive loss	(2.1)	(2.2)
Total Stockholders' Equity	1,942.9	1,728.3
Total Liabilities and Stockholders' Equity	$6,525.5	$5,145.8

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	253,271	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(73,981)	—	(6.9)	—	—	(6.9)
Stock-based compensation expense, net of forfeitures	—	—	24.2	—	—	24.2
Comprehensive income	—	—	—	197.2	0.1	197.3
Balance at September 30, 2016	44,292,618	$0.4	$535.7	$1,408.9	$(2.1)	$1,942.9

Balance at January 1, 2015	43,914,106	$0.4	$503.0	$1,093.1	$(0.6)	$1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested restricted stock units, performance stock units and market stock units	261,886	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(79,129)	—	(7.0)	—	—	(7.0)
Stock-based compensation expense, net of forfeitures	—	—	13.5	—	—	13.5
Incremental tax benefit from stock-based compensation	—	—	1.8	—	—	1.8
Comprehensive income	—	—	—	105.6	(0.9)	104.7
Balance at September 30, 2015	44,104,883	$0.4	$511.6	$1,198.7	$(1.5)	$1,709.2

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$197.2	$105.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	64.9	53.1
Stock-based compensation expense	24.2	13.5
Deferred taxes, net	(25.3)	39.3
Provision for doubtful receivables	6.7	12.0
Other, net	5.8	(6.4)
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	167.0	(69.3)
Pharmacy rebates receivable, net	(39.7)	36.4
Medical benefits payable	89.5	(5.0)
Unearned premiums	372.5	(67.9)
Other payables to government partners	131.4	112.1
Amount payable related to investigation resolution	—	(35.2)
Accrued liabilities and other, net	86.1	49.7
Net cash provided by operating activities	1,080.3	237.9

Cash flows from investing activities:
Acquisitions and acquisition-related settlements	(23.8)	(17.2)
Purchases of investments	(338.6)	(100.8)
Proceeds from sales and maturities of investments	370.1	109.2
Additions to property, equipment and capitalized software, net	(61.5)	(94.6)
Net cash used in investing activities	(53.8)	(103.4)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	196.9	308.9
Payments on debt	(400.0)	—
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(6.9)	(7.0)
Funds received (paid) for the benefit of members, net	661.7	(328.8)
Other, net	(6.8)	2.0
Net cash provided by (used in) financing activities	444.9	(24.9)

Increase in cash and cash equivalents	1,471.4	109.6
Balance at beginning of period	2,407.0	1,313.5
Balance at end of period	$3,878.4	$1,423.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$153.1	$161.5
Cash paid for interest	$30.6	$24.0
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$5.9	$15.4
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of September 30, 2016, we served approximately 3.8 million members. During the nine months ended September 30, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of September 30, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

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

Significant Accounting Policies

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in our 2015 Form 10-K. CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of September 30, 2016, our condensed consolidated balance sheet includes a CMS Part D receivable for the 2015 plan year, which is reflected within current assets in Funds receivable for the benefit of members. We expect a reduction in our CMS receivable upon settling the 2015 plan year with CMS in the fourth quarter of 2016. Our condensed consolidated balance sheet as of September 30, 2016 also includes a CMS Part D payable for the 2016 plan year, which is reflected within current liabilities in Funds payable for the benefit of members. The 2016 plan year payable also includes a $304.8 million advance receipt of October 2016 CMS Medicare subsidy payments. As of December 31, 2015, our condensed consolidated balance sheet included a CMS Part D receivable primarily related to the 2015 plan year.

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

Favorable prior year reserve development for the nine months ended September 30, 2016 was approximately $140.5 million, primarily related to the Medicaid Health Plans segment, compared with favorable prior year reserve development of $53.8 million recognized during the corresponding period in 2015. Such amounts are net of the development relating to refunds due to government customers associated with minimum medical loss ratio provisions.

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

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $0.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and affected our previously reported first quarter of 2016 results as follows:

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

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230)." This update targets eight specific areas to clarify how these cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS AND DIVESTITURES

Pending Acquisition

In September 2016, we entered into an agreement with Care1st Health Plan, an affiliate of Blue Shield of California, to acquire its subsidiaries Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, “Care1st Arizona”), managed care companies that provide Medicaid and Medicare benefits to approximately 114,000 beneficiaries in Maricopa and Pima counties, Arizona’s largest geographic service areas. Under the terms of the agreement, WellCare will acquire Care1st Arizona from Care1st Health Plan for approximately $157.5 million, inclusive of statutory capital and subject to certain adjustments. The transaction is expected to be funded with available cash on hand and to close by the first quarter of 2017, pending regulatory approvals and satisfaction of other customary closing conditions.

Advicare Acquisition

On June 1, 2016, we completed the acquisition of certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

Based on the preliminary purchase price allocation, we allocated $4.7 million of the purchase price to identified intangible assets and recorded the excess of purchase price over the aggregate fair value of net assets acquired of $26.6 million as goodwill. The recorded goodwill and other intangible assets related to the Advicare acquisition are deductible for income tax purposes. It is possible that further adjustments could be made to the purchase price and allocations depending on the resolution of certain matters related to the purchase price, although we are unable to estimate the effect at this time.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Kentucky	18%	19%	18%	19%
Florida	18%	17%	17%	16%
Georgia	12%	12%	12%	12%

In 2016, the Georgia Department of Community Health (“Georgia DCH”) announced its intention to exercise its option (through two six-month renewal terms) to extend our current contract through June 30, 2017. We have entered a new contract with Georgia DCH and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and four additional one-year renewal options at Georgia DCH's discretion. The new contract is subject to approval by CMS.

In May 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through December 31, 2016, and included one additional six-month or three additional one-year renewal periods upon mutual agreement.

Medicare Health Plans

Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical and prescription drug benefits. MA is Medicare's managed care alternative to the original Medicare program, which provides individuals standard Medicare benefits directly through CMS. Our MA CCPs generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer coverage of prescription drug benefits under the Medicare Part D program as a component of most of our MA plans. Prior to July 1, 2015, our Medicare Health Plans reportable segment included the combined operations of both the MA and Medicare Supplement operating segments. On July 1, 2015, we completed the sale of our Medicare Supplement business through the Sterling divestiture and as a result, the Medicare Health Plans reportable segment only reflects MA operations for the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,443.9	2,273.9	$7,134.0	$6,728.0
Medicare Health Plans	959.0	961.1	2,920.6	2,937.1
Medicare PDPs	175.9	202.3	650.8	716.8
Total premium revenue	3,578.8	3,437.3	10,705.4	10,381.9
Medical benefits expense:
Medicaid Health Plans	2,134.8	1,991.3	6,124.8	5,842.2
Medicare Health Plans	802.1	834.8	2,458.2	2,548.8
Medicare PDPs	103.3	121.3	508.0	585.7
Total medical benefits expense	3,040.2	2,947.4	9,091.0	8,976.7
ACA industry fee expense:
Medicaid Health Plans	37.3	33.0	110.6	102.2
Medicare Health Plans	15.9	14.9	48.2	50.7
Medicare PDPs	3.9	6.0	12.2	17.6
Total ACA industry fee expense	57.1	53.9	171.0	170.5
Gross margin
Medicaid Health Plans	271.8	249.6	898.6	783.6
Medicare Health Plans	141.0	111.4	414.2	337.6
Medicare PDPs	68.7	75.0	130.6	113.5
Total gross margin	481.5	436.0	1,443.4	1,234.7
Investment and other income	5.2	3.7	13.5	11.5
Other expenses, net (1)	(333.8)	(335.0)	(1,008.4)	(946.4)
Income before income taxes	$152.9	$104.7	$448.5	$299.8

(1)
Other expenses, net includes selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization, and interest. Other expenses, net for the three and nine months ended September 30, 2015 also includes the gain on the Sterling divestiture.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted-average common shares outstanding — basic	44,276,035	44,084,004	44,234,001	44,040,253
Dilutive effect of outstanding stock-based compensation awards	363,407	340,301	327,050	321,955
Weighted-average common shares outstanding — diluted	44,639,442	44,424,305	44,561,051	44,362,208
Anti-dilutive stock-based compensation awards excluded from computation	535	59,263	19,595	67,432

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Auction rate securities	$33.9	$—	$(2.9)	$31.0
Corporate debt and other securities	82.1	0.2	—	82.3
Money market funds	52.8	—	—	52.8
Municipal securities	41.0	0.6	(0.1)	41.5
U.S. government securities	2.9	—	—	2.9
Variable rate bond fund	85.1	—	(1.1)	84.0
	$297.8	$0.8	$(4.1)	$294.5
December 31, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	121.4	—	(0.4)	121.0
Money market funds	45.9	—	—	45.9
Municipal securities	46.0	0.4	(0.1)	46.3
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(0.9)	84.2
	$339.5	$0.4	$(3.7)	$336.2

Realized gains and losses on sales and redemptions of investments were not material for the three and nine months ended September 30, 2016 and 2015.

Contractual maturities of available-for-sale securities at September 30, 2016 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$31.0	$—	$—	$—	$31.0
Corporate debt and other securities	82.3	50.5	31.8	—	—
Money market funds	52.8	52.8	—	—	—
Municipal securities	41.5	13.4	21.7	6.4	—
U.S. government securities	2.9	2.3	0.6	—	—
Variable rate bond fund	84.0	84.0	—	—	—
	$294.5	$203.0	$54.1	$6.4	$31.0

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $31.0 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which were issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. These auction rate securities had an aggregate par value of $33.9 million at September 30, 2016. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven or 35 days. We consider our auction rate securities to be in an inactive market as auctions have continued to fail. Our auction rate securities have been in an unrealized loss position for more than twelve months. As of September 30, 2016, two auction rate securities with an aggregate par value of $22.3 million had investment grade security credit ratings and one auction rate security with a par value of $11.6 million had a credit rating below investment grade. In October 2016, $20.1 million of these auction rate securities, which had an estimated fair value of $18.5 million as of September 30, 2016, were redeemed by the issuer at par value. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, although we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of September 30, 2016, it could take until the final maturity of the underlying securities to realize our investments' recorded value. The final maturity of the underlying securities could be as long as 21 years. As of September 30, 2016, the weighted-average remaining life of the underlying securities for our auction rate securities portfolio is 17 years.

Redemptions and sales of our auction rate securities were not material during the nine months ended September 30, 2016 and 2015.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Cash	$62.2	$—	$—	$62.2
Certificates of deposit	0.2	—	—	0.2
Money market funds	67.3	—	—	67.3
U.S. government securities	73.5	—	—	73.5
	$203.2	$—	$—	$203.2
December 31, 2015
Cash	$3.2	$—	$—	$3.2
Certificates of deposit	1.1	—	—	1.1
Money market funds	67.5	—	—	67.5
U.S. government securities	124.3	—	(0.1)	124.2
	$196.1	$—	$(0.1)	$196.0

Realized gains and losses on restricted investments were not material for the three and nine months ended September 30, 2016 and 2015.

7. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based compensation awards was $9.2 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $24.2 million and $13.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $47.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation cost for certain of our performance stock units ("PSUs"), which are subject to variable accounting, was determined based on our closing common stock price of $117.09 as of September 30, 2016 and amounted to approximately $15.8 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

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

•
Market Based Goals: Beginning in 2016, we issued certain PSUs which are subject to a market condition (total shareholder return relative to industry peer companies or prescribed stock price growth) and we estimate compensation cost based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For these PSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. PSUs expected to vest are recognized as expense either on a straight-line or accelerated basis, depending on the award structure, over the vesting period, which is generally three years.

MSUs
The number of shares of common stock earned upon vesting is determined based on the ratio of our average common stock price during the last 30 market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceding the grant date, applied to the base units granted. The performance ratio is capped at 200%. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. The number of shares earned by the participant is generally paid net of taxes withheld at the statutory minimum.

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

A summary of RSU, PSU and MSU award activity for the nine months ended September 30, 2016 at target is presented in the table below.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2016	290,619	395,899	133,290	819,808
Granted	174,281	274,218	15,879	464,378
Vested	(147,144)	(63,729)	(39,808)	(250,681)
Forfeited and expired	(31,218)	(106,538)	(17,650)	(155,406)
Outstanding as of September 30, 2016	286,538	499,850	91,711	878,099

The weighted-average grant-date fair value of all equity awards granted during the nine months ended September 30, 2016 was $99.76.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	September 30, 2016	December 31, 2015
Current portion of long-term debt:
Term loan	$—	$300.0
Debt issuance costs	—	(0.5)
Total current portion of long-term debt	$—	$299.5
Long-term debt:
5.75% Senior Notes, net of unamortized debt premium	$910.2	$912.1
2016 Revolving Credit Facility	100.0	—
Debt issuance costs	(12.8)	(12.5)
Total long-term debt	$997.4	$899.6
Total debt	$997.4	$1,199.1

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of September 30, 2016, our outstanding Senior Notes totaled $910.2 million, including $10.2 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million issued in November 2013. The Senior Notes were classified as long-term debt in our condensed consolidated balance sheet based on their November 2020 maturity date.

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

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. In September 2016, we repaid $100.0 million of the original $200.0 million borrowed under the 2016 Revolving Credit Facility, and as a result, $100.0 million remained outstanding as a component of our long-term debt as of September 30, 2016. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.19% as of September 30, 2016.

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

As of September 30, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$8.0	$—	$8.0	$—
Auction rate securities	31.0	—	—	31.0
Corporate debt securities	74.3	—	74.3	—
Money market funds	52.8	52.8	—	—
Municipal securities	41.5	—	41.5	—
U.S. government and agency obligations	2.9	2.9	—	—
Variable rate bond fund	84.0	84.0	—	—
Total investments	$294.5	$139.7	$123.8	$31.0
Restricted investments:
Cash	62.2	62.2	—	—
Certificates of deposit	0.2	—	0.2	—
Money market funds	67.3	67.3	—	—
U.S. government and agency obligations	73.5	73.5	—	—
Total restricted investments	$203.2	$203.0	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$17.2	$—	$17.2	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	103.8	—	103.8	—
Money market funds	45.9	45.9	—	—
Municipal securities	46.3	—	46.3	—
U.S. government securities	7.1	7.1	—	—
Variable rate bond fund	84.2	84.2	—	—
Total investments	$336.2	$137.2	$167.3	$31.7
Restricted investments:
Cash	$3.2	$3.2	$—	$—
Certificates of deposit	1.1	—	1.1	—
Money market funds	67.5	67.5	—	—
U.S. government securities	124.2	124.2	—	—
Total restricted investments	$196.0	$194.9	$1.1	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - September 30, 2016	$997.4	$929.3	$97.2	$—
Long-term debt - December 31, 2015	899.6	931.5	—	—

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

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$30.6	$31.7	$31.7	$32.3
Realized gains (losses) in earnings	—	—	—	—
Unrealized gains (losses) in other comprehensive income	0.5	—	(0.6)	(0.5)
Purchases, sales and redemptions	(0.1)	—	(0.1)	(0.1)
Net transfers in or (out) of Level 3	—	—	—	—
Balance as of September 30,	$31.0	$31.7	$31.0	$31.7

10. INCOME TAXES

Our effective income tax rate was 55.1% and 56.0% for the three and nine months ended September 30, 2016, respectively, compared with 65.2% and 64.8% for the three and nine months ended September 30, 2015, respectively. The rate decline was primarily driven by a higher level of income before income taxes in 2016 and the adoption of ASU 2016-09 "Compensation—Stock Compensation (Topic 718)," which was reflected as of January 1, 2016. Our effective tax rate for the nine months ended September 30, 2016 also includes the favorable effect of the recognition of certain previously unrecognized tax benefits, discussed below.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code ("IRC") section 162(m)(6). As a result, we no longer believe the deduction limitations apply to WellCare, and we took deductions totaling $2.2 million and $6.6 million, gross before the effect of taxes, for such compensation during the three and nine months ended September 30, 2016, respectively. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review for periods other than the 2014 tax year, as discussed below. Therefore, we recognized cumulative liabilities for unrecognized tax benefits amounting to $13.9 million and $14.0 million at September 30, 2016 and December 31, 2015, respectively.

During June 2016, the IRS completed its audit of our 2014 consolidated income tax return, which effectively settled the 2014 tax year. Accordingly, we recognized $2.6 million of previously unrecognized tax benefits resulting from our IRC section 162(m)(6) tax position during the nine months ended September 30, 2016, which had the effect of reducing our income tax expense and effective tax rate.

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

Corporate Integrity Agreement

We operated under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS"). The Corporate Integrity Agreement had a term of five years from its effective date of April 26, 2011 with certain OIG-HHS rights and company obligations extending for an additional 120 days following the submission of the fifth annual report. The Corporate Integrity Agreement mandates various ethics and compliance programs designed to help ensure our ongoing compliance with federal health care program requirements. The terms of the Corporate Integrity Agreement include certain organizational structure requirements, internal monitoring requirements, compliance training, screening processes for associates, requirements related to reporting to OIG-HHS, and the engagement of an independent review organization to review and prepare written reports regarding, among other things, WellCare's reporting practices and bid submissions to federal health care programs. Following the completion of the fifth reporting period on April 26, 2016, WellCare submitted to the OIG-HHS for its review and acceptance the fifth annual report, on August 5, 2016. Upon acceptance of our final annual report, the OIG-HHS, at its discretion, may release us from the Corporate Integrity Agreement. If we do not comply with the terms of the Corporate Integrity Agreement, we may be subject to penalties or exclusion from participation in federal health care programs.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The appellate court affirmed the convictions in August 2016. The fifth individual is scheduled to be tried in January 2017, but a postponement request is pending.

We have also previously advanced legal fees and related expenses to these five individuals regarding: disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. We and Mr. Farha filed stipulations of dismissal in the derivative actions, as to Mr. Farha only, pursuant to the settlement agreement described below, and Mr. Farha has been dismissed from the federal court derivative action. These actions, as well as the action by the Commission, are currently stayed with respect to the remaining parties.

In addition, we have advanced and will continue to advance a portion of the legal fees and related expenses to Mr. Farha in connection with lawsuits he filed in Delaware and Florida state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with WellCare. The Delaware matter was dismissed by the court. We and Mr. Farha have filed a stipulation of dismissal in the Florida matter pursuant to the settlement agreement described below.

In September 2016, we entered into a settlement agreement with Mr. Farha pursuant to which he agreed to pay us $7.5 million and we agreed to lift certain restrictions on WellCare stock purportedly awarded to him during his employment with WellCare, and we agreed that we would not seek to recover additional legal fees previously advanced related to these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $7.5 million.

We also have advanced and will continue to advance legal fees and related expenses to Mr. Behrens in connection with his lawsuit in Delaware state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with WellCare, which the court dismissed. In October 2016, we also entered into a settlement agreement with Mr. Behrens pursuant to which he agreed to pay us $1.5 million and we agreed to lift certain restrictions on WellCare stock purportedly awarded to him during his employment with WellCare, and we agreed that we would not seek to recover additional legal fees previously advanced in connection with these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $1.5 million.

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $227.3 million from the inception of the investigations through September 30, 2016. We incurred $6.5 million and $16.2 million of these fees and related expenses during the three and nine months ended September 30, 2016, respectively, compared with $7.0 million and $19.9 million for the three and nine months ended September 30, 2015, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

We expect the continuing cost of our obligations to the remaining three individuals, with whom we have not entered into settlement agreements in connection with their defense and appeal of criminal charges and related litigation, to be significant and to continue for a number of years. We have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Even if it is eventually determined that we are entitled to reimbursement of the advanced expenses from the three individuals with whom we did not entered into a settlement agreement, it is possible that we may not be able to recover all or any portion of our damages or advances. Our indemnification obligations and requirements to advance legal fees and expenses may continue to have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2016 ("2016 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the outcome of Medicaid award protests and litigation, the appropriation and payment to us by state governments of Medicaid premiums receivable, statements regarding pending acquisitions, such as members to be acquired, the transaction’s financial impact, and the timing and satisfaction of closing conditions, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2016 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as improving health care quality and access, ensuring a competitive cost position, delivering prudent, profitable growth, and achieving service excellence, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, including, but not limited to, the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, the timing and ability to satisfy closing conditions for pending acquisitions, including receipt of regulatory approvals, adjustments to the purchase price, the manner of payment of the purchase price, our ability to effectively execute and integrate acquisitions and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including, but not limited to, limitations on managed care organizations, including changes to membership eligibility, benefit mandates, and reform of the Medicaid and Medicare programs. Any such legislative or regulatory action, including changes to benefit mandates or reform of the Medicaid and Medicare programs, could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business. We also may be unable to comply with the terms of our Corporate Integrity Agreement, which could result in monetary penalties or exclusion from participating in federal health care programs.

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of September 30, 2016, we served approximately 3.8 million members. During the nine months ended September 30, 2016, we operated Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As of September 30, 2016, we also operated MA coordinated care plans ("CCPs") in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in all 50 states and the District of Columbia.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and nine months ended September 30, 2016. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at September 30, 2016 declined by 10,000, or 0.3%, compared to September 30, 2015, mainly driven by a decline in PDP and MA membership as a result of our 2016 bid strategy. Medicaid Health Plans membership increased 27,000, or 1.1% year-over-year, primarily due to the membership acquired from Advicare Corp. ("Advicare") on June 1, 2016 and organic membership growth in New York and Missouri, partially offset by membership declines in Georgia, Florida and Illinois.

▪
Premiums increased 4.1% and 3.1% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, mainly reflecting membership growth in our Medicaid Health Plans segment, additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016 and rate increases in certain Medicaid markets. These increases were partially offset by the effect of lower membership in our Medicare PDPs segment.

▪
Net Income for the three and nine months ended September 30, 2016 increased $32.2 million and $91.6 million, respectively, compared to the same periods in 2015 driven by continued improvement in operational execution, primarily in the Medicaid Health Plans and Medicare Health Plans segments, and pharmacy rebates management.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In October 2016, we received a Notice of Award from the Missouri Office of Administration, Division of Purchasing to continue to participate in the MO HealthNet Managed Care (Medicaid) program. Services under the new contract are expected to begin on May 1, 2017, with an initial one-year term and four additional one-year renewal options. As of September 30, 2016, we served approximately 117,000 Medicaid members in Missouri.

•
In September 2016, we entered into an agreement with Care1st Health Plan, an affiliate of Blue Shield of California, to acquire its subsidiaries Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, “Care1st Arizona”), managed care companies that provide Medicaid and Medicare benefits to approximately 114,000 beneficiaries in Maricopa and Pima counties, Arizona’s largest geographic service areas. Under the terms of the agreement, WellCare will acquire Care1st Arizona from Care1st Health Plan for approximately $157.5 million, inclusive of statutory capital and subject to certain adjustments. The transaction is expected to be funded with available cash on hand and to close by the first quarter of 2017, pending regulatory approvals and satisfaction of other customary closing conditions.

•
In January 2016, we entered into a new $850.0 million senior unsecured revolving credit facility, replacing and terminating the previous senior unsecured credit facility. Upon closing, through a combination of $200.0 million borrowed as a revolving loan under the new credit facility and $100.0 million in cash, we repaid in full the $300.0 million term loan due in September 2016 (the "Term Loan") under the previous credit facility. In September 2016, we repaid $100.0 million of the $200.0 million borrowed under the new credit facility, and as a result, $100.0 million remained outstanding as a component of our long-term debt as of September 30, 2016.

•
In 2016, the Georgia Department of Community Health (“Georgia DCH”) announced its intention to exercise its option (through two six-month renewal terms) to extend our current contract through June 30, 2017. We have entered a new contract with Georgia DCH and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and four additional one-year renewal options at Georgia DCH's discretion. The new contract is subject to approval by CMS. As of September 30, 2016, we served approximately 578,000 Medicaid members in Georgia.

•
In June 2016, we completed the acquisition of certain assets of Advicare, a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

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

Our 2017 PDP bids resulted in one of our basic plans being below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions, compared with our 2016 bids, in which we were below the benchmarks in 17 of the 34 CMS regions, and within the de minimis range in nine other regions.

CMS Star Ratings

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans and CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

We believe that CMS's current quality measurement methodology does not adequately account for socio-economic determinants of health. Because we have a greater percentage of lower-income members, we may be unable to achieve a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed.

In October 2016, CMS announced 2017 MA and PDP Star Ratings. The Star Rating for seven of our current 12 MA plans, which serve approximately 65% of our September 30, 2016 MA membership, received an overall rating of 3.0 stars or higher, including California, Connecticut, Florida, Georgia, Hawaii, Kentucky and Texas. Our remaining five MA plans each received a score of 2.5 for 2017, and our three stand-alone PDPs received scores of 2.5, 3.0 and 3.5 for 2017.  Two of our current MA contracts, which were previously denoted as "low performing" plans by CMS serving Arkansas, Mississippi, Tennessee, South Carolina and Louisiana, will be consolidated on January 1, 2017 into other contracts preserving our membership.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenues:	(Dollars in millions)
Premium	$3,578.8	$3,437.3	4.1%	$10,705.4	$10,381.9	3.1%
Investment and other income	5.2	3.7	40.5%	13.5	11.5	17.4%
Total revenues	3,584.0	3,441.0	4.2%	10,718.9	10,393.4	3.1%

Expenses and other:
Medical benefits	3,040.2	2,947.4	3.1%	9,091.0	8,976.7	1.3%
Selling, general and administrative	268.5	279.6	(4.0)%	815.4	792.0	3.0%
ACA industry fee	57.1	53.9	5.9%	171.0	170.5	0.3%
Medicaid premium taxes	28.3	26.7	6.0%	83.1	66.9	24.2%
Depreciation and amortization	22.4	18.2	23.1%	64.9	53.1	22.2%
Interest	14.6	15.1	(3.3)%	45.0	39.0	15.4%
Gain on divestiture of business	—	(4.6)	(100.0)%	—	(4.6)	(100.0)%
Total expenses, net	3,431.1	3,336.3	2.8%	10,270.4	10,093.6	1.8%
Income before income taxes	152.9	104.7	46.0%	448.5	299.8	49.6%
Income tax expense	84.3	68.3	23.4%	251.3	194.2	29.4%
Net income	$68.6	$36.4	88.5%	$197.2	$105.6	86.7%
Effective tax rate	55.1%	65.2%	(10.1)%	56.0%	64.8%	(8.8)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of September 30, 2016 and 2015, respectively.

	September 30, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	779,000	93,000	29,000	901,000	23.9%
Georgia	578,000	39,000	23,000	640,000	16.9%
Kentucky	440,000	8,000	20,000	468,000	12.4%
New York	133,000	43,000	56,000	232,000	6.1%
Illinois	167,000	16,000	27,000	210,000	5.6%
Other states	329,000	139,000	857,000	1,325,000	35.1%
Total	2,426,000	338,000	1,012,000	3,776,000	100.0%

	September 30, 2015
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	788,000	108,000	40,000	936,000	24.7%
Georgia	591,000	35,000	23,000	649,000	17.1%
Kentucky	436,000	7,000	21,000	464,000	12.3%
New York	120,000	47,000	51,000	218,000	5.8%
Illinois	173,000	16,000	32,000	221,000	5.8%
Other states	291,000	142,000	865,000	1,298,000	34.3%
Total	2,399,000	355,000	1,032,000	3,786,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 46,000 and 43,000 of our Medicaid and Medicare membership as of September 30, 2016 and 2015, respectively.

As of September 30, 2016, membership decreased approximately 10,000 members, or 0.3%, compared with September 30, 2015. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 27,000 or 1.1% year-over-year, to 2.4 million members as of September 30, 2016. The increase was primarily due to membership acquired from Advicare, as well as membership growth in New York and Missouri, partially offset by membership declines in our Georgia, Florida and Illinois Medicaid markets.

•
Medicare Health Plans. Membership as of September 30, 2016 decreased by 17,000 year-over-year, or 4.8%, to 338,000 members. The decrease primarily reflects planned service area reductions for the 2016 plan year.

•	Medicare PDPs. Membership as of September 30, 2016 decreased 20,000 year-over-year, or 1.9%, to 1.0 million members. The decrease was primarily the result of our 2016 bid strategy.

Premium Revenue

Premium revenue increased by approximately $141.5 million and $323.5 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The increase primarily reflects higher membership in our Medicaid Health Plans segment, additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016 and rate increases in certain Medicaid markets. These increases were partially offset by lower membership in our Medicare PDPs segment.

Medical Benefits Expense

Medical benefits expense increased by approximately $92.8 million and $114.3 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, primarily driven by the increase in Medicaid membership, partially offset by the favorable result of actions taken relating to our 2016 MA and PDP bids.

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

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
SG&A expense (GAAP)	$268.5	$279.6	$815.4	$792.0
Adjustments:
Investigation costs(1)	0.3	(8.6)	(12.2)	(23.3)
Sterling divestiture costs	—	(0.9)	(1.7)	(2.0)
PBM transitory costs	—	(3.7)	(4.9)	(3.7)
Iowa SG&A costs	—	—	(5.2)	—
Adjusted SG&A expense (non-GAAP)	$268.8	$266.4	$791.4	$763.0
SG&A ratio (GAAP) (2)	7.5%	8.1%	7.6%	7.6%
Adjusted SG&A ratio (non-GAAP) (3)	7.7%	7.9%	7.6%	7.5%

(1) Investigation costs for the three and nine months ended September 30, 2016 reflect a benefit recognized for the recoupment of previously incurred investigation costs. Refer to Note 11 to the Condensed Consolidated Financial Statements in this 2016 Form 10-Q for further discussion.
(2) SG&A expense, as a percentage of total premium revenue.
(3) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three months ended September 30, 2016 decreased approximately $11.1 million compared with the same period in 2015, and our SG&A ratio decreased by 60 basis points for the same periods. The decrease is primarily due the timing of certain annual open enrollment expenses, continued improvements in operational efficiency and a settlement of certain investigation related matters.

Our SG&A expense for the nine months ended September 30, 2016 increased approximately $23.4 million compared with the same period in 2015, while our SG&A ratio remained consistent for the same periods. The expense increase is primarily due to normal operating costs associated with current and future growth in Medicaid membership, partially offset by lower members in our Medicare Health Plans and Medicare PDP segments and continued improvements in operational efficiency.

Our Adjusted SG&A expense for the three and nine months ended September 30, 2016 increased approximately $2.4 million and $28.4 million, respectively, compared with the same periods in 2015. Our Adjusted SG&A ratio for the three months ended September 30, 2016 decreased by 20 basis points compared with the same period in 2015, primarily driven by continued improvements in operating efficiency. Our Adjusted SG&A ratio for the nine months ended September 30, 2016 was consistent with the same period in 2015.

Interest Expense

Interest expense for three months ended September 30, 2016 was $14.6 million, a slight decrease from $15.1 million recognized during the same period in 2015 due to lower average debt levels year-over-year. Interest expense for the nine months ended September 30, 2016 increased $6.0 million compared with the same period in 2015, primarily driven by the additional $300.0 million issuance of Senior Notes in June 2015.

Income Tax Expense

Our effective income tax rate for the three and nine months ended September 30, 2016 decreased compared with the same periods in 2015, primarily driven by a higher level of income before income taxes in 2016 and the adoption of Accounting Standards Update ("ASU") 2016-09 "Compensation—Stock Compensation (Topic 718)." Our effective tax rate for the nine months ended September 30, 2016 also includes the favorable effect of the recognition of certain previously unrecognized tax benefits. Refer to Note 1 and Note 10 to the Condensed Consolidated Financial Statements in this 2016 Form 10-Q for further discussion regarding the adoption of ASU 2016-09 and the recognition of previously unrecognized tax benefits in 2016, respectively.

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

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$271.8	$249.6	8.9%	$898.6	$783.6	14.7%
Medicare Health Plans	141.0	111.4	26.6%	414.2	337.6	22.7%
Medicare PDPs	68.7	75.0	(8.4)%	130.6	113.5	15.1%
Total gross margin	481.5	436.0	10.4%	1,443.4	1,234.7	16.9%
Investment and other income	5.2	3.7	40.5%	13.5	11.5	17.4%
Other expenses, net (1)	(333.8)	(335.0)	(0.4)%	(1,008.4)	(946.4)	6.6%
Income before income taxes	$152.9	$104.7	46.0%	$448.5	$299.8	49.6%

(1)
Other expenses, net includes selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization, and interest. Other expenses, net for the three and nine months ended September 30, 2015 also includes the gain on the Sterling divestiture.

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

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(Dollars in millions)
Premium revenue (1)	$2,348.4	$2,196.1	6.9%	$6,867.3	$6,501.8	5.6%
Medicaid premium taxes (1)	28.3	26.7	6.0%	83.1	66.9	24.2%
Medicaid ACA industry fee reimbursement (1)	67.2	51.1	31.5%	183.6	159.3	15.3%
Total premiums	2,443.9	2,273.9	7.5%	7,134.0	6,728.0	6.0%
Medical benefits expense	2,134.8	1,991.3	7.2%	6,124.8	5,842.2	4.8%
ACA industry fee	37.3	33.0	13.0%	110.6	102.2	8.2%
Gross margin	$271.8	$249.6	8.9%	$898.6	$783.6	14.7%

Medicaid Health Plans MBR (1)	87.4%	87.6%	(0.2)%	85.9%	86.8%	(0.9)%
Effect of:
Medicaid premium taxes	1.1%	1.1%		1.0%	0.9%
Medicaid ACA industry fee reimbursement	2.4%	2.0%		2.3%	2.2%
Medicaid Health Plans Adjusted MBR (1)	90.9%	90.7%	0.2%	89.2%	89.9%	(0.7)%

Medicaid membership at end of period:	2,426,000	2,399,000	1.1%

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

We have received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the 2016 ACA industry fee attributable to the Medicaid programs in these states, including the related state and federal income tax gross-ups. Medicaid ACA fee reimbursements for the three and nine months ended September 30, 2016 increased $16.1 million and $24.3 million, respectively, compared to the same periods in 2015 due to an increase in the state income tax gross-ups in certain of our states.

Medicaid total premiums increased 7.5% and 6.0% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and nine months ended September 30, 2016 also increased, compared with the same periods in 2015. The increases are primarily driven by increased membership, rate increases for the Florida MMA program and the acquisition of Advicare, effective June 1, 2016. During the three and nine months ended September 30, 2016, we also recorded $7.8 million and $26.5 million, respectively, in additional Medicaid premium revenue related to underpayments for specific benefits in Florida for certain periods prior to May 2016.

Medical benefits expense for the three and nine months ended September 30, 2016 increased compared with the same periods in 2015, primarily driven by the acquisition of Advicare and year-over-year variability in results for certain smaller markets.

Our Medicaid Health Plans segment MBR decreased 20 and 90 basis points for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily driven by improved operational execution, the additional premium revenue related to underpayments for specific benefits in Florida noted previously and higher ACA industry fee reimbursement. The lower year-over year MBR also reflects rate increases in our Florida MMA program, partially offset by a rate decrease in Kentucky, effective July 1, 2016.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursement, our Medicaid Health Plans Adjusted MBR increased 20 basis points for the three months ended September 30, 2016. Our Medicaid Health Plans Adjusted MBR decreased 70 basis points for the nine months ended September 30, 2016 compared to the same period in 2015, primarily driven by improved operational execution, the additional premium revenue related to underpayments for specific benefits in Florida noted previously and rate increases in our Florida MMA program, partially offset by a rate decrease in Kentucky, effective July 1, 2016.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans. As of September 30, 2016, we operated our MA CCPs in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also previously offered Medicare Supplement policies through June 30, 2015. The operations of our Medicare Supplement business were not material to overall segment results.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$959.0	$961.1	(0.2)%	$2,920.6	$2,937.1	(0.6)%
Medical benefits expense	802.1	834.8	(3.9)%	2,458.2	2,548.8	(3.6)%
ACA industry fee	15.9	14.9	6.7%	48.2	50.7	(4.9)%
Gross margin	$141.0	$111.4	26.6%	$414.2	$337.6	22.7%
MBR	83.6%	86.9%	(3.3)%	84.2%	86.8%	(2.6)%
Membership	338,000	355,000	(4.8)%

Medicare Health Plans premium revenue for the three months ended September 30, 2016 was consistent with the same period in 2015, and decreased 0.6% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the divestiture of Sterling, partially offset by an increase in Medicare Advantage premiums as a result of our 2016 bid positioning.

Medical benefits expense for the three and nine months ended September 30, 2016 decreased 3.9% and 3.6%, respectively, compared to the same periods in 2015, primarily due to lower membership resulting from our 2016 bid positioning and, for the nine months ended September 30, 2016, the Sterling divestiture. The Medicare Health Plans segment MBR decreased by 330 and 260 basis points for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, resulting from our 2016 bid strategy and continued operational execution.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$175.9	$202.3	(13.0)%	$650.8	$716.8	(9.2)%
Medical benefits expense	103.3	121.3	(14.8)%	508.0	585.7	(13.3)%
ACA industry fee	3.9	6.0	(35.0)%	12.2	17.6	(30.7)%
Gross margin	$68.7	$75.0	(8.4)%	$130.6	$113.5	15.1%
MBR	58.8%	60.0%	(1.2)%	78.1%	81.7%	(3.6)%
Membership	1,012,000	1,032,000	(1.9)%

Medicare PDPs premium revenue for the three and nine months ended September 30, 2016 decreased 13.0% and 9.2%, respectively, compared to the same periods in 2015, primarily due to the decrease in membership resulting from our 2016 bid strategy. The Medicare PDPs MBR for the three and nine months ended September 30, 2016 decreased 120 and 360 basis points, respectively, over the same periods in 2015, reflecting improvement in our pharmacy cost structure, including rebate management.

OUTLOOK

Medicaid Health Plans - We expect premium revenue for our Medicaid Health Plans segment to be in the range of $9.500 billion to $9.575 billion for 2016. Excluding an estimated $109.0 million to $112.0 million in Medicaid premium taxes and an estimated $240.0 million to $244.0 million in Medicaid ACA industry fee reimbursement, we expect adjusted Medicaid Health Plans premium revenue to be in the range of $9.150 billion to $9.225 billion for 2016. The increases from 2015 primarily reflect the acquisition of Advicare and additional Medicaid premium revenue related to underpayments for specific benefits in Florida. The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 85.75% to 86.25% for 2016, while the Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.00% to 89.50%. The decrease from 2015 is primarily due to improved operational execution, our improved pharmacy cost structure and the previously noted additional Florida premium revenue.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $3.825 billion to $3.900 billion for 2016, consistent with $3.9 billion reported for 2015. Medicare Health Plans MBR is expected to be in the range of 84.75% to 85.50% for 2016, compared with 87.2% in 2015. The expected year-over-year improvement reflects the effect of a more disciplined bid process for 2016 and continued execution on value-added healthcare programs.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $800.0 million to $850.0 million compared with $901.7 million for 2015. Medicare PDPs MBR is expected to be in the range of 77.50% to 78.50% for 2016, compared with 78.7% for 2015. The decreases from 2015 are primarily due to our bid positioning for the 2016 plan year.

Consolidated SG&A - We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs, $4.9 million in PBM transitory costs, $1.7 million in Sterling divestiture costs, and $5.2 million in Iowa SG&A costs, for the full-year 2016 will be approximately 7.9%, consistent with 2015. Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs.

Interest Expense - We expect that interest expense will be approximately $59.0 million to $60.0 million for 2016, an increase over 2015 driven primarily by the additional $300.0 million issuance of Senior Notes in June 2015.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $3.3 billion as of September 30, 2016, a $1.4 billion increase from $1.9 billion at December 31, 2015, due primarily to the advance receipt of October CMS Medicare premium and subsidy payments of $683.0 million in September 2016, as well as earnings from operations and contributions received from the Parent and non-regulated subsidiaries, partially offset by a $228.4 million ACA industry fee payment remitted to the IRS in September 2016 and dividends paid to the unregulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $888.1 million as of September 30, 2016, a $72.0 million increase from $816.1 million as of December 31, 2015. This increase reflects normal operating cash flows including lower Medicare Part D funding to certain regulated subsidiaries, as described below, as well as dividends received from certain regulated subsidiaries during 2016. These increases were partially offset by $200 million net cash payments to repay borrowings under our revolving credit facilities during 2016. See Capital Resources – Debt below for further discussion.

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

Auction Rate Securities

As of September 30, 2016, our long-term investments included $31.0 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"). Refer to Note 5 to the Condensed Consolidated Financial Statements in this 2016 Form 10-Q for further discussion regarding our auction rate securities.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$1,080.3	$237.9
Net cash used in investing activities	(53.8)	(103.4)
Net cash provided by (used in) financing activities	444.9	(24.9)
Total net increase in cash and cash equivalents	$1,471.4	$109.6

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $1.1 billion, compared with $237.9 million for the same period in 2015, primarily due to the advance receipt of October CMS Medicare premium payments in September 2016, improved year-over-year operating performance across all segments and the timing of certain pharmacy rebate receipts. Cash flows from operating activities for the nine months ended September 30, 2016 includes a $228.4 million ACA industry fee payment remitted to the IRS in September 2016, compared with $227.3 million remitted for such fee in September 2015.

Net cash provided by operating activities for the nine months ended September 30, 2015 was reduced by the $35.4 million final payment remitted to the Civil Division in March 2015. See further discussion in Government Investigation and Litigation below.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $53.8 million, compared with $103.4 million for the same period in 2015, reflecting higher net proceeds from the sales of investments in 2016 and the effect of higher investments in our information technology infrastructure in 2015. Net cash used in investing activities for the nine months ended September 30, 2016 also includes the acquisition of Advicare.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity.

Net funds received for the benefit of members was approximately $661.7 million for the nine months ended September 30, 2016, compared to funds paid for the benefit of members of $328.8 million during the same period in 2015. These funds represent the net amounts of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS, as described above in "Medicare Part D Funding and Settlements." Net funds received for the benefit of members for the nine months ended September 30, 2016 reflects the advance receipt of October CMS Medicare subsidy payments in September 2016.

Additionally, in January 2016, $200.0 million of the 2016 Revolving Credit Facility (described below) was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. In September 2016, we repaid $100.0 million of the $200.0 million borrowed under the 2016 Revolving Credit Facility.

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

Capital Resources

Debt

Senior Notes

On June 1, 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 each year. As of September 30, 2016, our outstanding Senior Notes totaled $910.2 million, including $10.2 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million issued in November 2013.

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

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. In September 2016, we repaid $100.0 million of the $200.0 million borrowed under the 2016 Revolving Credit Facility, and as a result, $100.0 million remained outstanding as a component of our long-term debt as of September 30, 2016. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021 and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.19% as of September 30, 2016.

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

As of September 30, 2016 and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was approximately $806.8 million at December 31, 2015. At September 30, 2016, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at September 30, 2016, the amount of dividends that may be paid through the remainder of 2016 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $42.3 million in the aggregate. We received $159.6 million in dividends from our regulated subsidiaries during the nine month period ended September 30, 2016, $110.0 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2015 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2016 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2016, we had cash and cash equivalents of $3.9 billion, short-term investments classified as current assets of $203.0 million, long-term investments of $91.5 million and restricted investments on deposit for licensure of $203.2 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. However, because of their contractual maturity dates, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2016.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 29, 2016)*†
10.2	WellCare Health Plans, Inc. Executive Severance Plan (as amended and restated as of September 29, 2016)*†
10.3	Letter Agreement between the Registrant and Larry D. Anderson dated August 22, 2016*	8-K	August 23, 2016	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement.
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.