Form 10-K
period 2016-12-31
WELLCARE HEALTH PLANS, INC.
filed 2017-02-13
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2016 was approximately $4.7 billion (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 8, 2017, there were 44,301,576 outstanding shares of the registrant's Common Stock, par value $0.01 per share.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, statements regarding pending acquisitions, such as members to be acquired, the transaction’s financial impact, and the timing and satisfaction of closing conditions, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2016 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations, our ability to implement healthcare value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as integrating care management, advocating for our members, building advanced relationships with providers and government partners, delivering prudent, profitable growth, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, including, but not limited to, the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, the timing and ability to satisfy closing conditions for pending acquisitions, including receipt of regulatory approvals, adjustments to the purchase price of pending acquisitions and its manner of payment, our ability to effectively execute and integrate acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to, repeal, replacement or modification of the ACA, reform of the Medicaid and Medicare programs, limitations on managed care organizations, changes to membership eligibility, and benefit mandates. Any such legislative or regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

PART I

Item 1. Business.
OVERVIEW
We are a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of December 31, 2016, we served approximately 3.9 million members in 50 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA plans and PDPs, as measured by membership. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

We were formed as a Delaware limited liability company in May 2002 and began our operations in Florida, New York and Connecticut through two concurrent health plan acquisitions completed in July 2002. In July 2004, immediately prior to the closing of our initial public offering, we merged the limited liability company into a Delaware corporation and changed our name to WellCare Health Plans, Inc.

As of December 31, 2016, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. In addition, we offered MA coordinated care plans ("CCPs") in certain counties in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 50 states and the District of Columbia. Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of December 31, 2016, our Medicare plans are offered under the WellCare name, for which we hold a federal trademark registration, with the exception of our Hawaii CCP and California CCP, which we offer under the names 'Ohana and Easy Choice, respectively. For our Medicaid plans, we offered a number of brand names depending on the state, consisting of the Care1st brand name in Arizona, the Staywell brand name in Florida, the 'Ohana brand name in Hawaii, the Harmony brand name in Illinois, the Missouri Care brand name in Missouri and the WellCare brand name in Georgia, Kentucky, New Jersey, New York and South Carolina.

We manage our business in three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs. See Our Product Segments below for further discussion.

Membership Concentration

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2016.

	Medicaid	Medicare	Medicare	Total Membership	Percent of Total Membership
State	Health Plans	Health Plans	PDPs
Florida	780,000	94,000	28,000	902,000	23.1%
Georgia	571,000	40,000	23,000	634,000	16.3%
Kentucky	440,000	9,000	20,000	469,000	12.0%
New York	137,000	43,000	57,000	237,000	6.1%
Illinois	166,000	16,000	27,000	209,000	5.4%
All other states (1)	450,000	143,000	854,000	1,447,000	37.1%
Total	2,544,000	345,000	1,009,000	3,898,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

Acquisitions and Dispositions

On December 31, 2016, we completed the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, “Care1st Arizona”) from Care1st Health Plan, an affiliate of Blue Shield of California. Care1st Arizona provides Medicaid and Medicare benefits to approximately 117,000 and 2,000 beneficiaries, respectively, in Maricopa and Pima counties, Arizona’s largest geographic service areas. Given that the transaction was completed on December 31, 2016, Care1st Arizona's 2016 results of operations were not significant to our consolidated statement of comprehensive income for the year ended December 31, 2016.

On June 1, 2016, we completed the acquisition of certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group. Through its subsidiaries, Windsor serves Medicare beneficiaries in MA, PDP and, until July 2015, Medicare Supplement plans. On July 1, 2015, we sold Sterling Life Insurance Company ("Sterling"), the Medicare Supplement business that we acquired as part of the Windsor transaction.

Pending Acquisitions

In December 2016, we entered into a definitive agreement to acquire certain assets, including Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"), a wholly owned managed care subsidiary of Tenet Healthcare. PHP provides health benefits primarily to more than 50,000 Medicaid beneficiaries in Maricopa County, Arizona. The transaction is expected to close by the second quarter of 2017, pending regulatory approvals, and the satisfaction of other customary closing conditions. The transaction is expected to be funded with available cash on hand.

In November 2016, we entered into a definitive agreement with Universal American Corp. ("UAM"), to acquire all of the outstanding stock of UAM in an all cash transaction valued at approximately $800.0 million. As of September 30, 2016, UAM served approximately 69,000 MA members in Texas and approximately 45,000 members in the northeast, primarily New York. In addition, UAM partnered with Accountable Care Organizations in 11 states as of September 30, 2016, six of which were in WellCare MA markets. The transaction is expected to be funded with available cash on hand and to close by the second quarter of 2017, pending regulatory approvals and the satisfaction of other customary closing conditions.
OUR VISION, MISSION AND STRATEGY
We focus exclusively on government-sponsored managed care services primarily through Medicaid, MA and PDPs that serve families, children, seniors and individuals with complex medical needs, with a focus on lower-income beneficiaries. We are committed to operating our business in a manner that serves our key constituents - members, providers, government partners, and associates - while delivering competitive returns for our investors.
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

Our strategy is to diversify our sources of revenue and earnings, and, consequently, to provide a strong and stable capital position so we can serve our government partners and members. Our vision and mission are achieved by focusing on integrated care management, local markets and community advocacy, regulatory and provider partnerships and delivering prudent, profitable long-term growth.

Integrated Care Management

The members that we serve include lower income individuals, members with medically-complex conditions, and those who are dually eligible for Medicaid and Medicare. We are committed to continually improving the quality of care and service that we provide to our members, and to help them access the right care at the right time in the appropriate setting. We are focused on preventive health, wellness and an integrated care management model bringing together medical, behavioral, social and pharmacy programs that assist our government partners to provide quality care within their fiscal constraints. We have invested in a flexible model of care that adapts to the needs of our members through appropriate degrees of intensity, which we anticipate will improve our member care, quality, accreditations, Star Ratings and, ultimately, our financial results. Providing a more comprehensive and integrated set of services provides a better care experience for our members.

Local Markets and Community Advocacy

WellCare’s “mission to serve” starts with our members, but it does not end there. We achieve greater presence and support through our local market structure. In each of the states in which we operate, we have a market leader who manages customer-facing functions such as member outreach, provider engagement and quality management, and state regulatory and government relations. We are committed to closing the social care gaps with our care model through collaboration with local community and social groups that are targeted at serving members who may be economically disadvantaged. Our commitment includes breaking down barriers preventing our members from attaining the health care they need by connecting them not only to medical professionals, but also to community-based resources such as food banks, housing assistance, transportation, child care and education programs.

Regulatory and Provider Partnerships

We build advanced government and provider partnerships to further enhance health care delivery and improve the quality of and access to health care services for our members via high-performing, cost-effective health care solutions. Our provider networks, community support relationships, service infrastructure, and other elements of our business model all are targeted to serving Medicaid and Medicare eligible members who may be economically disadvantaged. In each community that WellCare serves, we focus on developing a comprehensive and collaborative provider network, which is essential to delivering quality health care to our members and value to our government partners. Our experience, exclusive commitment to government-sponsored managed care programs and regulatory relationships, provides improved budget predictability and innovative health care solutions that emphasize collaborative and holistic care coordination, supportive disease management and preventative care.

Delivering prudent, profitable long-term growth

We pursue opportunities for prudent, profitable growth in markets with a substantial concentration of dual-eligible and medically-complex members, such as long-term services and supports and the aged, blind and disabled. These opportunities are achieved through bidding on Medicaid procurements of new and existing programs. Long-term growth also includes our intent to enter new service areas for Medicare Advantage. We grow organically by creating provider networks, community advocacy, marketing and other capabilities required to expand progressively into new service areas and offer new products. We also seek to acquire and integrate attractive Medicare or Medicaid businesses that strengthen our market position or capabilities.

We align our expense structure with our revenue base and continually assess opportunities to maintain appropriate medical benefit ratios, obtain actuarially-sound rates, manage administrative costs to generate earnings that enable us to reinvest in our business and members. With respect to medical benefits expense, our initiatives are focused on quality improvement, reductions in unit costs as well as optimizing utilization of services, and eliminating waste and abuse of medical and pharmacy services and products. We also continue to invest in technology, regulatory compliance and other infrastructure with the objectives, among others, of improving efficiency and service quality to our members. For more information regarding our SG&A ratio, please see Item 6 - Selected Financial Data as well as Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

For a list of key developments and accomplishments relating to progress on our business strategy that occurred or affected our results of operations, financial condition or cash flows during 2016, and in the 2017 period prior to issuance of this 2016 Form 10-K, please see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.
OUR BUSINESS - MEDICAID AND MEDICARE HEALTH PROGRAMS
Government-sponsored coverage in the United States is an important element of the health care system. According to CMS, federal and state spending on Medicaid, Children's Health Insurance Programs ("CHIPs"), and Medicare is estimated to have exceeded $1.2 trillion and aided over 130 million people in 2016. By 2025, CMS anticipates spending on these three programs will increase by 79%. In 2016, the Congressional Budget Office ("CBO") estimated, based on average monthly enrollment, that approximately 77 million people were covered by the joint state and federally funded Medicaid program (including CHIPs) and approximately 55 million people were covered by the federally funded Medicare program.
Managed care solutions have a well-established track record of helping governments improve health care quality and access for beneficiaries while strengthening the fiscal sustainability of these programs. Given economic conditions, demographics, budget challenges, and the proven success of managed care programs, we believe federal and state governments will continue to turn to managed care solutions to help achieve program objectives.
A “managed care” plan is an integrated health care delivery system that manages health care services for an enrolled population rather than simply providing or paying for these services. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to “manage” care, including care and disease management, capitation, risk-sharing or value-based arrangements with providers, the use of primary care physicians to act as health care "gatekeepers" and the use of preferred provider networks.

Medicaid

Medicaid provides medical assistance to low-income and disabled persons and is implemented and operated by each state. Medicaid is funded and regulated by both the state and federal governments. Within federal guidelines, each state establishes its own eligibility standards; determines the type, amount, duration and scope of services; sets the rate of payment for services; and administers its own program. This results in considerable variation in the types of services covered and the amount of care provided across states. Many states offer a variety of public programs, including Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged, Blind and Disabled ("ABD") as well as other state-based programs that are not part of the Medicaid program, such as CHIPs and Managed Long-Term Care ("MLTC") programs, including long-term services and supports. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIPs provide assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. See further discussion below under "Children's Health Insurance Program (CHIP)." MLTC programs are designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

We have entered into contracts with Medicaid agencies in each state in which we operate Medicaid plans. Some of the states in which we operate award contracts to applicants that can demonstrate that they meet the state's minimum requirements. Other states engage in a competitive bidding process for all or certain programs. In either case, we must demonstrate to the satisfaction of the respective agency that we are able to meet certain operational and financial requirements. For example:

•	we must measure provider access and availability in terms of the time needed for a member to reach the doctor's office;

•	our quality improvement programs must emphasize member education, member outreach and include measures designed to promote utilization of preventive services;

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

Once awarded, our Medicaid program contracts generally have terms of one to three years. Most of these contracts provide for renewal upon mutual agreement of the parties, or at the option of the government agency, and both parties have certain early termination rights. Generally, under state regulation, these contracts are only renewable for a limited amount of time prior to reprocurement in the states that require procurements. In addition to the operating requirements listed above, state contract requirements and regulatory provisions applicable to us generally set forth detailed provisions relating to subcontractors, marketing, safeguarding of member information, fraud, waste and abuse reporting, grievance procedures and timely submission of encounter data.

Our compliance with the provisions of our contracts is subject to monitoring or examination by state regulators and their agents. Certain contracts require us to be subject to quality assurance evaluations and accreditation by a third-party organization.

Children's Health Insurance Program (CHIP)

We provide services under CHIPs in ten states, including our Nebraska program which commenced on January 1, 2017. In some states, like Hawaii, those beneficiaries are served as a part of the state’s Medicaid program. These CHIPs are referred to as expansion programs. In other states, including New York and Florida, the state’s CHIP is operated separately. CHIP was established in 1997 to serve low-income, uninsured children. In some states, the program was extended to the parents of those children. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), parents previously covered under CHIP may now instead be covered through the state’s Medicaid expansion or may be eligible for premium assistance and other subsidies through the state or federal exchange, as applicable. The ACA maintained CHIP eligibility standards for children in place as of enactment through 2019. The Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015, which, among other things, preserved and extended CHIP funding through fiscal year 2017.

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
Medicare beneficiaries may elect to receive their Medicare benefits through MA plans as an alternative to Original Medicare. Under MA, private health plans, including health maintenance organizations ("HMO") and preferred provider organizations ("PPO"), contract with CMS to provide benefits that are comparable to, or that may be more attractive (such as including prescription drug coverage and supplemental benefits) to Medicare beneficiaries than Original Medicare in exchange for a fixed monthly per member payment that varies based on the county in which a member resides, the demographics of the member and the member's health condition. MA plans may also charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits.
Beneficiaries enrolled in Original Medicare can either join a stand-alone PDP plan or forgo Part D prescription drug coverage. Beneficiaries enrolled in Medicare Advantage plans can join a plan with Part D coverage (an "MA-PD" plan), select a stand-alone PDP plan or forgo Part D prescription drug coverage. Beneficiaries who are dually eligible for Medicare and Medicaid, and certain beneficiaries who qualify for a low-income subsidy ("LIS"), but who do not enroll in an MA plan with drug benefits or a PDP, are automatically assigned to a plan by CMS. These assignments are made among those PDPs that submitted bids below the applicable regional benchmarks for standard Part D plans established annually by CMS.

All managed care plans offering Part D (PDP and MA-PD) bid on providing Part D benefits in June of each year. Based on the bids submitted, CMS establishes a benchmark for each of the 34 regions. CMS pays the Part D plans a percentage of the benchmark on a per member per month ("PMPM") basis with the remaining portion of the premium being paid by the Medicare member. Members whose income falls below 150% of the federal poverty level qualify for the federal LIS, through which the federal government helps pay the member's Part D premium and certain other cost sharing expenses.

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

Dual-eligibles

Individuals qualifying for both Medicare and Medicaid are referred to as "dual-eligibles." For dual-eligibles, if a service is covered by Medicare and Medicaid, Medicare is the primary payer. Medicaid pays for services available under the state's Medicaid program, which exceed or supplement what Medicare covers, often referred to as wrap-around coverage. Medicaid may also cover some beneficiary cost-sharing associated with Medicare services. For Medicaid benefits that are not covered by Medicare, such as certain long-term care services, Medicaid covers the cost of these benefits unless there is another liable third-party payer. Medicaid is generally the payer of last resort. The Medicare Access and CHIP Reauthorization Act of 2015 reauthorized the MA special needs programs through December 31, 2018.

Improved care coordination is imperative to enhance care options for dual-eligibles as an aging population and increased life expectancy among Americans with disabilities increase the dual-eligible population. As such, dual-eligible programs have become an immediate target for both spending reductions and attempts to improve the quality of care beneficiaries receive. The ACA created a federal Medicare-Medicaid Coordination Office to serve dual-eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee-for-service basis, which is required to produce cost savings. As of January 1, 2017, we operate dual special needs plans ("D-SNPs") in 16 states.

Health Insurance Exchanges

Effective January 1, 2015, we began offering individual health plans in New York and Kentucky through state-based exchanges. Effective January 1, 2017, we exited both of these programs. The membership and operations in these programs were not material.

General Economic and Political Environment Affecting our Business

We expect overall spending on health care in the U.S. to continue to rise due to inflation, evolving medical technology, pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population and national interest in health and well-being. The rate of market growth may be affected by a variety of factors, including macro-economic conditions and enacted health care reforms, which could also affect our results of operations. We expect that the state and federal governments will continue to look for budgetary cost control savings through reductions in health care costs. We may also experience delays in premium payments from our state customers.

The Medicare Access and CHIP Reauthorization Act of 2015 replaced the sustainable growth rate formula by eliminating the rate cuts to the provider fee schedule that would have occurred in connection with the sustainable growth rate formula and gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program.

Congress has proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model, converting Medicare to a voucher system and various other modifications including cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, several proposals have been suggested to modify the Medicaid program including moving from a match program to block grants, moving to a per-capita capitation system, limiting the use of provider taxes to fund the state’s portion of the Medicaid program, as well as modifying the ACA Medicaid expansions. We do not know whether any of these proposals will pass or the effect any ultimate reform will have on our business.

On May 6, 2016, CMS published regulations that overhauled Medicaid managed care requirements. These regulations include requirements that state Medicaid programs evaluate network adequacy standards; impose a requirement of managed care organizations ("MCO") to report medical loss ratios ("MLRs") annually to states; and a requirement that states set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral health issues who receive short term services in an alternative mental health institution and outline requirements for value-based provider contracting.  Under the regulations, the states will also be tasked with developing and publicizing plan quality rating results.  These changes will be phased in over the course of three years with some regulations being effective immediately on May 6, 2016.  The implementation by CMS and the state Medicaid agencies of these regulations may materially affect our results of operations, financial condition and cash flows.

Health Care Reform

In March 2010, the ACA became law and significantly reformed various aspects of the U.S. health insurance industry. Financing for these reforms comes in part from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare. The majority of regulations and interpretive guidance on provisions of the ACA have been issued by the Department of Health and Human Services ("HHS"), the Department of Labor, the Treasury Department, and the National Association of Insurance Commissioners ("NAIC"). There may be provisions of the legislation that receive additional guidance and clarification in the form of regulations and interpretations. The future of the ACA, including its repeal, replacement or modification, is uncertain under the new presidential administration and the Republican-controlled Congress.

The ACA included a number of changes that affected the way plans operate, such as reduced Medicare premium rates, CMS Star Ratings, minimum MLRs and other provisions.

Reduced Medicare Premium Rates

In April 2016, the CMS final call letter revised the proposed 2017 MA and Part D rates. We estimate the 2017 rate change, as compared with 2016, will be flat to up one percent, excluding Medicare coding trends and the 2017 ACA industry fee moratorium (discussed below in "Other Provisions").

CMS Star Ratings

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2020. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

CMS's current quality measurement methodology does not fully account for socio-economic determinants of health. Because we have a greater percentage of low-income members, we may be unable to achieve or maintain a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed.

In October 2016, CMS announced 2017 MA and PDP Star Ratings. The Star Rating for eight of our 13 MA plans, which served approximately 65% of our December 31, 2016 MA membership, received an overall rating of 3.0 stars or higher, including Arizona, California, Connecticut, Florida, Georgia, Hawaii, Kentucky and Texas. Our remaining five MA plans each received a score of 2.5 for 2017. Our MA plan in New York has received a score of 2.5 in 2016 and 2017 and could be subject to termination as early as January 1, 2020 if the score does not improve.  Two of our current MA contracts, which were previously denoted as "low performing" plans by CMS serving Arkansas, Mississippi, Tennessee, South Carolina and Louisiana, were consolidated on January 1, 2017 into other contracts preserving our membership.

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). This provision has not had a material effect to our results of operations.

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

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and $11.3 billion in both 2015 and 2016, increasing to $14.3 billion in 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017. The future of the ACA, including the repeal, replacement or modification of the ACA, is uncertain under the new presidential administration and the Republican-controlled Congress.

We received amendments, written agreements or other documentation from all our Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. CMS does not directly reimburse us for the effect of the ACA industry fee related to MA and PDP premiums.

The ACA also established Medicare Shared Savings Accountable Care Organizations (“ACOs”) as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service (“FFS”) program, which covers the majority of the Medicare-eligible population. CMS established the Medicare Shared Service Program (“MSSP”) to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. The MSSP shares savings with the ACOs when they generate savings above a minimum savings rate and meet quality of care performance standards. The future of the ACOs is uncertain given the uncertain status of the ACA, or its repeal, replacement or modification.

The reforms in the ACA present both challenges and opportunities for Medicaid plans. The reforms provide states the option to expand eligibility for Medicaid programs. However, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current populations. In addition, the future of the ACA, including its repeal or replacement, has increased uncertainty around expansion. As a result, the effects of any potential future expansions are uncertain, including whether states that have expanded will maintain their expansion, making it difficult to determine whether the net effect of the ACA, or any replacement or modification, will be positive or negative for Medicaid plans.

We currently serve the Medicaid expansion population in Arizona, Hawaii, Illinois, Kentucky, New Jersey and New York. Our other Medicaid states, Florida, Georgia, Missouri, Nebraska and South Carolina, have not expanded their Medicaid eligibility.

OUR PRODUCT SEGMENTS
Our operations are conducted in three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, which correspond with the Medicaid and Medicare products that we offer.

Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2016		2015		2014
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	2,544,000	65.3%	2,388,000	63.4%	2,310,000	56.1%
Medicare Health Plans	345,000	8.9%	354,000	9.4%	417,000	10.1%
Medicare PDPs	1,009,000	25.8%	1,025,000	27.2%	1,392,000	33.8%
Total	3,898,000	100.0%	3,767,000	100.0%	4,119,000	100.0%

Premium revenue by segment, and as a percentage of consolidated totals, is as follows (in millions, except percentages).

	For the Years Ended December 31,
	2016		2015		2014
Segment	Premium Revenue	Percentage of Total	Premium Revenue	Percentage of Total	Premium Revenue	Percentage of Total
Medicaid Health Plans	$9,499.3	66.8%	$9,074.3	65.4%	$7,773.9	60.2%
Medicare Health Plans	3,876.6	27.3%	3,898.8	28.1%	3,963.2	30.7%
Medicare PDPs	845.0	5.9%	901.7	6.5%	1,178.4	9.1%
Total	$14,220.9	100.0%	$13,874.8	100.0%	$12,915.5	100.0%

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, SSI and ABD programs and other state-based programs that are not part of the Medicaid program, such as CHIP and MLTC. For purposes of our Medicaid Health Plans segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. As of January 1, 2017, we are the largest Medicaid health plan by membership in Florida, Georgia and Kentucky.
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

Medicaid Health Plans Membership

The following table summarizes our Medicaid Health Plans segment membership by the programs we offer.

	As of December 31,
	2016	2015	2014
Medicaid Health Plans
TANF	2,119,000	1,988,000	1,863,000
SSI, ABD, duals, and MLTC	290,000	274,000	263,000
CHIP and other	135,000	126,000	184,000
Total	2,544,000	2,388,000	2,310,000

We received over 10% of our consolidated premium revenue in 2016, 2015 and 2014, individually, from the states of Florida, Georgia and Kentucky. The membership for those states is summarized in the following table.

	As of December 31,
	2016	2015	2014
Medicaid Health Plans
Florida	780,000	781,000	722,000
Georgia	571,000	585,000	604,000
Kentucky	440,000	440,000	420,000
All other states (1)	753,000	582,000	564,000
Total	2,544,000	2,388,000	2,310,000

(1)	"All other states" consists of Hawaii, Illinois, Missouri, New Jersey, New York and South Carolina during all years presented. In 2016, it also includes Arizona.

As of January 1, 2017, we served approximately 2,606,000 Medicaid members, an increase of 62,000 compared with December 31, 2016 due to the addition of approximately 71,000 Nebraska Medicaid members effective January 1, 2017. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2016, 2015 and 2014.

Medicaid Health Plans Segment Revenues

Our Medicaid Health Plans segment generates revenues primarily from premiums received from the states in which we operate health plans. We receive a fixed premium PMPM pursuant to our state contracts. Our Medicaid contracts with state governments are generally multi-year contracts subject to annual renewal provisions. We generally receive premium payments during the month in which we provide services, although from time to time, we have experienced delays in receiving payments from certain states. In some instances, our base premiums are subject to risk score adjustments based on our members' acuity. Generally, the risk score is determined by the state by analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. Additionally, in some states we are subject to meeting certain quality measures, operational measures or both in order to earn a contractual withhold of a percentage of our revenue or receive an incentive payment over and above our base premiums. We are also eligible to receive supplemental payments for obstetric deliveries and newborns in Arizona, Florida, Georgia, Illinois, Missouri, New Jersey, New York and South Carolina, and, effective January 1, 2017, Nebraska. Each contract is specific as to how and when these supplemental payments are earned and paid. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for any subsequent updates to this data.

The following table sets forth information relating to Medicaid premium revenues, net of premium taxes, from the states of Kentucky, Florida and Georgia, as well as all other states on an aggregate basis (in millions, except percentages).

	For the Years Ended December 31,
	2016		2015		2014
State	Revenue	Percentage of Total Segment	Revenue	Percentage of Total Segment	Revenue	Percentage of Total Segment
Kentucky	$2,564.3	27.0%	$2,598.1	28.7%	$2,287.3	29.4%
Florida	2,506.6	26.4%	2,305.9	25.4%	1,744.2	22.4%
Georgia	1,579.5	16.6%	1,599.4	17.6%	1,624.3	20.9%
All other states(1)	2,738.9	28.8%	2,476.2	27.3%	2,041.6	26.3%
Premium taxes	110.0	1.2%	94.7	1.0%	$76.5	1.0%
Total	$9,499.3	100.0%	$9,074.3	100.0%	$7,773.9	100.0%

(1)
“All other states” consists of Hawaii, Illinois, Missouri, New Jersey, New York and South Carolina during all years presented. Given that the Care1st transaction was completed on December 31, 2016, Care1st Arizona's 2016 results of operations were not significant to our consolidated statement of comprehensive income for the year ended December 31, 2016.

Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits and quality-related expenses, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency.

We recognized $244.9 million, $219.2 million and $124.6 million of reimbursement for the ACA industry fee, including its non-deductibility for income tax purposes, as premium revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain contracts expired in 2015 and 2016; however, we are still serving members as if these contracts were still effective and expect the contracts to be renewed. Our other current Medicaid contracts are set to expire or renew between April 2017 and December 2021. The following table sets forth the terms and expiration dates of our material Medicaid contracts with the states of Florida, Georgia and Kentucky, the three states that each accounted for greater than 10% of our consolidated premium revenues during 2016, 2015, and 2014.

State	Line of Business	Term of Contract	Expiration Date of Current Term	Expiration Date if All Renewal Options Exercised
Florida	Medicaid (MMA)	February 4, 2014 - December 31, 2018	December 31, 2018	December 31, 2018
Georgia	Medicaid and CHIP	In final six months option term (1)	June 30, 2017	June 30, 2017 (1)
Kentucky	Medicaid and CHIP	Three potential one-year renewals (2)	June 30, 2017	June 30, 2020(2)

(1)
We entered a new contract with Georgia DCH and anticipate services under that contract will commence on July 1, 2017, with an initial one-year term and four additional one-year renewal options at Georgia DCH's discretion. The new contract is subject to approval by CMS.

(2)
In December 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through June 30, 2017, and included three additional one-year renewal periods upon mutual agreement.

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

As of December 31, 2016, we offered MA plans in a total of 399 counties across 16 states to 345,000 members, which includes the 2,000 Care1st Arizona members acquired on December 31, 2016. As of January 1, 2017, we are offering MA plans in a total of 396 counties across 16 states to 350,000 members. We offer D-SNPs in 98.5% of the MA counties that we serve, and approximately 42% of our MA members are "dually-eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

We continue to focus on three main areas in MA, including:

•	Execution on medical expense and quality initiatives led by our clinical services group;

•	Continued application of a more disciplined portfolio approach to our MA bids, including a focus on net income; and

•
Improving Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the connection between socio-economic status and lower quality ratings.

Medicare Health Plans Membership

As of December 31, 2016, 2015 and 2014, our Medicare Health Plans segment had approximately 345,000, 354,000 and 417,000 members, respectively. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2016, 2015 and 2014.

As of January 1, 2017, our Medicare Health Plans segment had approximately 350,000 members, an increase of 5,000 compared with December 31, 2016.

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

The data provided to CMS to determine the risk score is subject to audit by CMS even after the annual settlements occur. Our Florida and Arizona MA plans have been selected by CMS for audits of the 2011 contract year and it is possible that CMS may conduct audits of other contracts and contract years on an ongoing basis. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could be significant, which would reduce our premium revenue in the year that CMS determines repayment is required.

Medicare Health Plans premium revenue for the year ended December 31, 2016, 2015 and 2014 was approximately $3.9 billion, $3.9 billion and $4.0 billion, respectively. Our MA contracts with CMS all have one year terms that expire at the end of each calendar year and are renewable for successive one-year terms unless CMS does not authorize a renewal or we notify CMS of our decision not to renew. Our current MA contracts expire on December 31, 2017.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our Medicare PDPs segment. As of January 1, 2017, we offer PDPs in 50 states and the District of Columbia. Our PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances.

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

Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

Medicare PDPs Membership

As of December 31, 2016, 2015 and 2014, we served approximately 1,009,000, 1,025,000 and 1,392,000 PDP members, respectively. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2016, 2015 and 2014.

Our 2017 PDP bids resulted in one of our basic plans being below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions, compared with our 2016 bids, in which we were below the benchmarks in 17 of the 34 CMS regions, and within the de minimis range in nine other regions. As of January 1, 2017, we served approximately 1,090,000 PDP members.

Medicare PDPs Segment Revenues

Annually, we provide written bids to CMS for our PDPs, which reflect the estimated costs of providing prescription drug benefits over the plan year. Substantially all of the entire premium for this insurance is paid by the federal government, and the balance is due from the enrolled beneficiaries and, in some cases, state pharmacy assistance programs. The premium and subsidy components under Part D are described below.

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

PDP premium revenue for the year ended December 31, 2016, 2015 and 2014 was approximately $845.0 million, $901.7 million and $1.2 billion, respectively.

OUR OPERATIONS

Provider Networks and Provider Reimbursement Methods

As of December 31, 2016, we contracted with approximately 407,000 health care providers and 69,000 pharmacies to provide our members with access to medically-necessary services. Our contracted providers deliver a variety of services to our members including: primary and specialty physician care; laboratory and imaging services; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

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

We periodically review the fees paid to providers and make adjustments, as necessary. Generally, our contracts with providers do not allow for automatic annual increases in reimbursement levels. Among the factors generally considered in adjustments are changes to state Medicaid or Medicare fee schedules, competitive environment, current market conditions, anticipated utilization patterns and projected medical expenses. Some provider contracts are directly tied to state Medicaid or Medicare fee schedules, in which case, reimbursement levels will be adjusted up or down, generally on a prospective basis, based on adjustments made by the state or CMS to the appropriate fee schedule.

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

We reimburse some of our PCPs and specialty care provider groups on a fixed-fee PMPM basis. This type of reimbursement methodology is commonly referred to as capitation. The reimbursement covers care provided directly by the provider as well as coordination of care from other providers, as described above. In certain markets, we may also reimburse certain services such as vaccinations and laboratory or screening services delivered by the PCP in addition to the capitation payment.

Capitation arrangements comprised approximately 8% of our Medicaid Health Plans medical benefits expense for each of the years ended December 31, 2016 and 2015, and 6% of our Medicaid Health Plans medical benefits expense for the year ended December 31, 2014. Additionally, capitation arrangements comprised approximately 13% of our Medicare Health Plans medical benefits expense for each of the years ended December 31, 2016 and 2015, and 17% of our Medicare Health Plans medical benefits expense for the year ended December 31, 2014.

Consistent with our long-term business priorities and emerging regulatory guidance, we are increasing emphasis on aligning provider incentives with our objective of improving health care quality by employing a continuum of performance-based programs to incentivize providers to improve the quality of care they provide to our members. As of December, 31, 2016, PCPs assigned to over half of our Medicaid membership and approximately three-quarters of our MA membership participated in our quality incentive programs or other value-based contracting arrangements. These programs and arrangements consisted of additional payments for achieving certain measurable levels of compliance with our clinical guidelines covering prevention and health maintenance.

We also make payments through contracting arrangements related to managing utilization and coordinating patient care by establishing a risk fund for each participating provider based on a percentage of premium received. We periodically evaluate and monitor this fund on an individual or group basis to determine whether these providers are eligible for additional payments or, in the alternative, whether they should reimburse us. Payments due to us are normally carried forward and offset against future potential surplus payments. PCPs participating in these specialized risk arrangements cover 69% and 32% of our MA and Medicaid membership, respectively, as of December 31, 2016.

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

Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by MA plans. Also, our sales activities are limited to those such as conveying information regarding benefits, describing the operations of our managed care plans and providing information about eligibility requirements.

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

Quality Improvement

We are focused on improving quality across all of our lines of business, which is critical to the continued growth and success of our business. We continually seek to improve the quality of care delivered by our network providers to our members and our ability to measure the quality of care provided. Our quality improvement program provides the basis for our quality and utilization management functions. It outlines ongoing processes designed to improve the delivery of quality health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. This program consists of a multi-year improvement plan with a more rigorous quality governance structure focused on driving better quality results.

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

Preventive health and wellness

We sponsor a number of initiatives aimed at the promotion of healthy lifestyles and the prevention of disease. These include programs focusing on preventive screenings, health education programs to inform members about health care issues and healthy behaviors, health assessment and counseling to inform members how to use the resources and services available to them to help reduce preventable diseases.

Care and disease management

We have enhanced our care management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams. Our D-SNP care management helps reduce the fragmentation that exists in the current health care system, improving member access to quality care. We also employ intervention programs that include: a prenatal care management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate emergency room visits; and disease management programs to decrease the need for emergency room visits and hospitalizations.

Health plan accreditation

All current WellCare health plans are either accredited or actively seeking accreditation by the National Committee for Quality Assurance ("NCQA").  NCQA Accreditation is the most comprehensive evaluation in the industry, and the only assessment that includes results of clinical performance (i.e., HEDIS measures) and consumer experience (i.e., CAHPS measures). We have achieved accreditation  for our Medicaid health plans in Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New York and South Carolina. Our Florida, Georgia, Hawaii, Illinois, Kentucky, New York, Tennessee, Arkansas, Mississippi, Texas, South Carolina, Connecticut, and Louisiana Medicare Health Plans are also NCQA accredited.

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

Provider education and incentives for closing care gaps

We expanded our Quality Practice Advisory program, which pairs a WellCare nurse clinician with a provider to assist our providers in identifying and closing gaps in member care. We believe that this program has been effective in closing care gaps and improving our quality scores in future years. As part of our quality improvement program, we implemented changes to our reimbursement methods to reward certain providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopts evidence based guidelines for members with chronic conditions. Additionally, several of our markets have provider incentives for closing care gaps inherent to the health care system. This initiative has resulted in increased member encounters to drive improvement in the quality of care.

Member education and outreach

We are focused on improving our members' access to a high-performing network of providers, including PCPs, specialists and ancillary providers. This will ensure that members see the appropriate providers, based on clinical condition. We have strengthened our resources focused exclusively on outreach to Medicaid and Medicare members to educate them on care gaps and assist with care gap closure. Intervention and support activities include arranging transportation assistance, three-way calls with a member and his/her primary care physician to schedule appointments, and arranging for home visits to assess and close care gaps. In addition, our medication therapy management initiatives empower patients to take an active role in managing their medications. We are focused on enhancing our members' experience by improving service and reducing complaint levels through improved grievance and appeals processes which we believe will result in improved member satisfaction survey results.

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

Advocacy and community-based programs

WellCare connects community resources to help improve health outcomes and lower the overall cost of health care. We work to link people to social services such as food banks or meal delivery, housing assistance, financial assistance, transportation, education support, legal assistance and employment services.

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

Information Technology

The accurate and timely capture, processing and analysis of critical data are cornerstones for providing managed care services. Focusing on data is also essential to operating our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We use our information systems for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The systems also support member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. This evaluation may result in enhancing or replacing current systems and/or processes, which could result in our incurring substantial costs to improve our operations and services. We continue to work to improve service and productivity, and to comply with regulatory requirements such as the implementation of ICD-10 completed in October 2015.

We have a disaster recovery plan that addresses how we recover business functionality within stated timelines. We have an agreement with a nationally-recognized, third-party vendor to provide for the restoration of our general support systems at a remote processing center. We perform disaster recovery testing at least annually for those business applications that we consider critical. Additionally, the Information Technology Oversight Committee of the board of directors assists the board in its oversight of the Company’s major information technology ("IT") initiatives, consults with senior management regarding the Company’s IT strategy, assists the board in its oversight of the Company’s IT security programs and assists the Audit and Finance Committee of the board in its oversight of the Company’s IT internal controls and its disaster recovery capabilities and strategies.

Outsourcing Arrangements

We determined, based on an evaluation of factors including cost, compliance, quality and procurement success, that it is more efficient to use third parties instead of our personnel for certain functions. As a result, we contract with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing, mail order pharmacy, reinsurance, sales and marketing and certain aspects of utilization management. Where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and include service level guarantees in our contracts, where appropriate. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.
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

Employees

As of December 31, 2016, we had approximately 7,400 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

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

New entrants into the marketplace, including Accountable Care Organizations, as well as significant consolidation within the industry, have contributed to the competitive environment. In addition, the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared with prior periods.

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

We believe that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), level of service, comprehensiveness of coverage, cost (including premium rates, provider arrangements and member out-of-pocket costs), financial stability and ratings, breadth and quality of provider networks, and quality of member support and care management programs. We believe that we are competitive on each of these factors. Some of our competitors may be more established with larger market share, greater financial resources or better quality scores than we have in some markets. Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Competitive Factors—Program Participation

Regardless of whether the number of health plans serving a program is limited, we believe government agencies determine program participation based on several criteria. We compete for government program participation, renewals of those government contracts and members who have the ability to change health plans on the basis of the terms set in the bids as well as the breadth and depth of a plan's provider network; quality and utilization management processes; responsiveness to member complaints and grievances; timeliness and accuracy of claims payment; financial resources; historical contractual and regulatory compliance; quality scores, references and accreditation; and other factors. If not auto-assigned, potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services available, accessibility of services, and reputation or name recognition of the health plan. As discussed in Our Operations-Member Recruitment above, a significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries, which is dependent on the outcome of a bid process.

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

Medicaid Competitors

In the Medicaid managed care market, our principal competitors for state contracts, members and providers include the following types of organizations:

•
MCOs—Managed care organizations ("MCOs") that, like us, receive state funding to provide Medicaid benefits to members. Many of these competitors operate in a single or small number of geographic locations. There are a few multi-state Medicaid organizations that are able to leverage their infrastructure over a larger membership base. Competitors include private and public companies, which can be either for-profit or non-profit organizations, with varying degrees of focus on serving Medicaid populations.

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

Medicare Competitors

In the Medicare market, which includes Medicare Advantage and Prescription Drug Plans, our primary competitors for contracts, members and providers include the following types of competitors:

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

•
Accountable Care Organizations - Accountable Care Organizations (“ACOs”) are groups of doctors, hospitals, and other health care providers who come together voluntarily to provide coordinated high quality care to their patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors.

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

Our Medicaid plans are subject to periodic financial and informational reporting and comprehensive quality assurance evaluations. We regularly submit periodic financial, encounters, utilization and operations reports and other information to the appropriate Medicaid program regulatory agencies.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. For additional information on regulatory requirements, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Dividend Restrictions and Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

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

We, our providers, and certain of our vendors are also subject to state laws that provide for greater privacy of individuals' health information; such laws are not preempted by HIPAA.

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

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 8735 Henderson Road, Renaissance One, Tampa, Florida 33634, and our telephone number is (813) 290-6200.

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

Also available on our website, or in print to any stockholder upon request, are WellCare's Corporate Governance Guidelines and Code of Conduct and Business Ethics, as well as charters of the following committees of the board of directors: the Audit and Finance Committee, Compensation Committee, Health Care Quality and Access Committee, Information

Technology Oversight Committee, Nominating and Corporate Governance Committee and Regulatory Compliance Committee. In addition, we intend to disclose any amendments to, or waivers of, our Code of Conduct and Business Ethics on our website. To obtain printed materials contact Investor Relations at WellCare Health Plans, Inc., 8735 Henderson Road, Tampa, Florida 33634. In addition, the SEC's website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC's website is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business

The requirements of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), or its repeal, replacement or modification, may have a material adverse effect on our results of operations, financial condition and cash flows.

We believe the ACA, or its repeal, replacement or modification, will continue to bring about significant changes to the American health care system. These measures are intended to expand the number of United States residents covered by health insurance and make other coverage, delivery and payment changes to the current health care system. The costs of implementing the ACA, or its replacement or modification, may continue to be financed, in part, from substantial additional fees and taxes on us and other health insurers, health plans and individuals, as well as reductions in certain levels of payments to us and other health plans under Medicare.

The Medicaid expansion provisions remain optional for states. Some states have decided not to participate in the Medicaid expansion, and states currently participating may choose not to participate in the future. Congress may also withhold the funding necessary to fully implement the ACA, or its replacement or modification and currently intends to replace the legislation with amended provisions or repeal the law altogether. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of these changes, which we expect to occur over the next several years, the ACA, or any replacement or modification, could change the way we do business, potentially affecting our pricing, benefit design, product mix, geographic mix and distribution channels.

New or amended regulations and policies, as well as future legislative changes, may have a material adverse effect on our results of operations, financial condition, and cash flows by:

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

The ACA included a number of changes that have affected the way plans operate, such as reduced Medicare premium rates, CMS Star Ratings, minimum MLR and other provisions.

Reduced Medicare Premium Rates

In April 2016, the CMS final call letter revised the proposed 2017 MA and Part D rates. We estimate the 2017 rate change, as compared with 2016, will be flat to up one percent, excluding Medicare coding trends and the 2017 ACA fee moratorium.

CMS Star Ratings

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. None of our plans achieved a 4.0 Star Rating in 2016, so we receive less quality-related additional revenue and have more restrictions on benefit design, enrollment criteria and timing than our competitors with higher Star Ratings. Because we have a greater percentage of lower-income members than our competitors, we may be unable to achieve or maintain a 4.0 Star Rating for some or all of our plans. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years as of January 1, 2020. Our MA plan in New York has received a score of 2.5 in 2016 and 2017 and could be subject to termination as early as January 1, 2020 if the score does not improve.

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material effect on our results of operations in 2014, 2015 or 2016.

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
The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as the ACA industry fee on health insurers, which began in 2014. The total ACA industry fee levied on the health insurance industry was $8 billion and $11.3 billion in 2014 and 2015, respectively, and if this provision remains, it will grow to $14.3 billion by 2018. After 2018, the ACA industry fee could increase according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. On December 18, 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017.

The health reforms in the ACA allow, but do not require, states to expand eligibility for Medicaid programs. As a result, the effects of any potential future expansions and future federal financing are uncertain, making it difficult to determine whether the net effect of the ACA, or any replacement or modification, will be positive or negative for our Medicaid business.

Any failure by us to manage acquisitions, expansions, divestitures or other significant transactions successfully may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows.

Our membership has grown substantially due to acquisitions, geographic expansions and organic growth. We may not be successful in enhancing our infrastructure to support this continued growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely affect our short-term profitability and liquidity.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. For example, in 2016, we completed our acquisition of Care 1st Arizona, and our acquisition of Universal American Corp. is expected to close mid-2017.

Once an attractive acquisition target is identified, we may not be successful in bidding against competitors. Even if we are successful in bidding against competitors, we may not be able to obtain the regulatory approval from federal and state agencies required to complete the acquisition. Depending on the transaction size, we may not be able to obtain appropriate financing. We may not be able to comply with the regulatory requirements necessary for approval of the acquisition or state regulators may give preference to competing offers made by locally-owned entities, competitors with higher quality scores or not-for-profit entities.

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

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. In the future, we may incur material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions.

Furthermore, we may incur significant transaction expenses in connection with a potential acquisition or expansion opportunity that is not successful. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

Our rate of expansion into other geographic areas may also be inhibited by factors such as:

•	the time and costs associated with obtaining the necessary licenses and approvals to operate;

•	lower quality scores compared to our competitors;

•	participation in fewer lines of business compared to our competitors;

•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•	delays in the procurement, renewal or implementation of Medicaid or similar programs in new or existing states;

•	CMS or state contract provisions regarding quality measures, such as CMS Star Ratings;

•	competition, which increases the cost of recruiting members;

•	the cost of providing health care services in those areas;

•	demographics and population density; and

•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

In any program start-up, acquisition, expansion or re-bid, the implementation of the contract, as designed, may be affected by factors beyond our control. These include political considerations, network development, contract appeals, incumbent Medicaid contractors, participation in other lines of business, membership assignment (allocation of members who do not self-select), errors in the bidding process, changes to the program design or implementation timing, difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers, and noncompliance with contractual requirements with which we do not yet have experience and similar risks. As a result, our business, particularly plans for expansion or increased membership levels, could be negatively affected.

In addition, when making award determinations and evaluating proposed acquisitions and expansions, regulators frequently consider the plan’s historical regulatory compliance, litigation and reputation and we are required to disclose material investigations and litigation, including in some cases investigations and litigation that occurred in the past. As a result of our previous federal and state investigations, stockholder and derivative litigation, the restatement during 2009 of our previously issued financial statements and related matters, and the criminal trial of certain of our former executives and employees that concluded in the second quarter of 2013, we have been, and may continue to be, the subject of negative publicity. In addition, the Iowa Medicaid bid protest, and the subsequent ruling to exclude the Company from the program has resulted in negative publicity. Continuing negative publicity and other negative perceptions regarding these matters may adversely affect our ability to grow.

The pending acquisition of Universal American Corp. ("UAM") may not get completed in a timely manner, or at all, and once acquired, the transaction may have a material adverse effect on our results of operations, financial condition and cash flows.

The conditions to the consummation of the transaction, including the adoption of the merger agreement by the stockholders of UAM and the receipt of certain governmental and regulatory approvals may not occur, or competing offers for UAM may be made in which cases, the transaction may not be completed. In addition, legal proceedings have been instituted against us, Wind Merger Sub, Inc., Universal American Corp. and its directors related to the merger agreement and the transaction, which may create additional expenses and delay the timely completion of the transaction and an adverse outcome may prevent the transaction from being completed. Even if the transaction is completed, we may be unable to achieve expected synergies and operating efficiencies in the merger within the expected time frames or at all. The successful integration of UAM’s operations may be being more difficult or costly than expected, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	the performance of our pharmaceutical benefit manager in managing our pharmaceutical costs;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members;

•	periodic renegotiation of hospital, physician and/or other provider contracts;

•	the occurrence of catastrophes, natural disasters, epidemics, pandemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program;

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations, public policy and/or practices;

•	emerging changes in the economy;

•	changes in members' behavior and health care utilization patterns; and

•
provider billing practices (including if providers fail to provide appropriate codes for services as a result of the implementation of ICD-10, effective October 1, 2015) and numerous other factors that are or may be beyond our control.

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

Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions, and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Assumptions and estimates are utilized in establishing premium deficiency reserves. If our assumptions are inaccurate, our reserves may be inadequate to pay medical costs and we may be required to establish or increase our premium deficiency reserves that could have a material adverse effect on our results of operations and financial condition.

Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum MLR, which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund a portion of our premiums back to the state or CMS, as applicable.

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

Also, in some rural areas, it is difficult to maintain a provider network sufficient to meet regulatory requirements. In situations where we have a deficiency in our provider network, regulators require us to allow members to obtain care from out-of-network providers at no additional cost, which could have a material adverse effect on our ability to manage medical benefits expenses. In some states, with respect to certain services, the amount that the health plan must pay to out-of-network providers for services provided to our members is defined by law or regulation, but in certain instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. Out-of-network providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustments of the payment could adversely affect our results of operations, financial condition and cash flows.

Although we maintain reinsurance to protect us against certain severe or catastrophic medical claims, we cannot assure that such reinsurance coverage currently is or will be adequate or available to us in the future or that the cost of such reinsurance will not limit our ability to obtain it.

Failure to maintain satisfactory quality and service measures could negatively affect our premium rates, subject us to penalties, limit or reduce our membership, impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, which would have a material adverse effect on our business, rate of growth and results of operations, financial condition and cash flows.

Quality scores are used by certain agencies to establish premium rates or, in the case of CMS, to pay bonuses to MA plans that enable high scoring plans to offer enhanced health benefits, which are attractive to members.

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 4.0 or higher are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. As a result, plans that achieve higher Star Ratings may have a competitive advantage in the Medicare market over plans with lower Star Ratings. None of our plans achieved a 4.0 Star Rating in 2016, so we receive less quality-related additional revenue and have more restrictions on benefit design, enrollment criteria and timing than our competitors with higher Star Ratings. We may not be able to improve our Star Ratings to receive additional quality-related revenue, more flexibility in our benefit design, or to market our products more freely in the future. This could have a material adverse effect on the profitability and membership of our Medicare plans.

Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. Furthermore, plans deemed low performing that participate in state Medicare-Medicaid dual-eligible demonstration programs are ineligible for passive enrollment, which is likely to result in lower market share in those programs. In addition, plans with any Star Ratings below 3.0 for three consecutive years may risk contract termination beginning January 1, 2020. Three of our continuing MA contracts received 2.5 Stars for the plan year 2017, one serving New York, one serving New Jersey and one serving Arkansas, Illinois, Mississippi, South Carolina and Tennessee. Our MA plan in New York has received a score of 2.5 in 2016 and 2017 and could be subject to termination as early as January 1, 2020 if the score does not improve. There is no assurance that Star Ratings of 3.0 can be attained or maintained for any of these plans and they could, in the future, be subject to termination by CMS.

CMS’s current quality measurement methodology does not appropriately account for socio-economic determinants of health. Because we have a greater percentage of lower-income members than average, we may be unable to achieve or maintain a 4.0 Star Rating for some or all of our plans without a legislative or regulatory adjustment to the quality measurement methodology. Though various regulatory and legislative solutions have been proposed, we continue to work with our legislative and regulatory partners to ensure this issue is adequately addressed. However, our efforts may not be successful, and we could continue to have plans with Star Ratings lower than our competitors, which could have a material adverse effect on our membership and profitability of our MA and PDP lines of business.

In certain state Medicaid programs, plans that do not meet applicable quality and service measures can be required to refund premiums previously received, may not receive premiums withheld, may not be able to earn quality bonuses, may be required to pay penalties or may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In addition, if the state determines that a health plan has failed to meet the contractual requirements for quality measures, these contracts may be subject to termination or other remedies, such as liquidated damages, at the discretion of the state. We are unable to predict what actions a state may take, if any, when assessing our contractual performance.

In addition, lower quality scores compared to our competitors may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions or succeed in competitive bidding situations. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth, results of operations, financial condition and cash flows.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs.

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and, increasingly, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been, and continue to be exposed to, operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us, which could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to bid for, and continue to participate in, certain programs.

We rely on a number of third parties, and failure of any one of the third parties to perform in accordance with our contracts or applicable law could have a material adverse effect on our business and results of operations.

We have determined, based on an evaluation of factors, including cost, compliance, quality and procurement success, that it is more efficient to use third parties for certain functions and services. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration, claims processing functions, sales and marketing, reinsurance and certain aspects of utilization management. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, insufficient premium rates, delayed payment of earned premiums, refund of overpayments or decreased membership and other factors may adversely affect our business, results of operations, financial condition and cash flows.

Our concentration of Medicaid operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of insufficient premium rates, payment delays, refund of overpayments, loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, including recertification requirements for eligibility, increased competition, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, advances in medical technology and pharmaceutical therapies, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states or a significant change in the nature of our existing operations, could adversely affect our business, results of operations, financial condition and cash flows. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in these states could have a disproportionately adverse effect on our operating results.

For the year ended December 31, 2016, our Medicaid operations in Florida, Georgia and Kentucky each accounted for greater than 10% of our consolidated premium revenue, net of premium taxes. These customers accounted for contracts that have terms of between one and three years with varying expiration dates. In 2017, we expect our Georgia Medicaid market share of membership to decrease as a fourth managed care competitor is expected to enter the state as of July 1, 2017 and membership will be allocated to them.

Our Medicaid contracts are generally intended to run for one to three years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms or not renewed or extended on a timely basis or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our results of operations, financial condition and cash flows may be materially affected.

Most of our Medicaid revenues under these contracts are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. The payments are generally set based on an estimation of the medical costs using actuarially sound methods based on historical data, factors and assumptions. When we commence operations in a new state or region or commence participation in a new program, the factors and assumptions used to develop premiums and premium rates are subject to greater variability as there is limited experience or information available to us and the state. Actual experience could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical benefits expense.

In addition, our premium revenues remain subject to reconciliation and recoupment for many years. The refund of premium overpayment to the government customer could be significant and would reduce our premium revenue in the year that the repayment obligation is identified.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. As a result, government agencies with which we contract may seek funding alternatives, which may result in reductions in funding for their Medicaid programs. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, or pay us less than the amount necessary to keep pace with our cost trends, or delay increases in premiums, these could have a material adverse effect on our revenues and results of operations. We have experienced such rate decreases and rate increase delays in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

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

We derive a significant portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2017 PDP bids resulted in one of our basic plans being below the benchmarks in 30 of the 34 CMS regions and within the de minimis range in three other regions compared with our 2016 bids, in which we were below the benchmarks in 17 of the 34 CMS regions and within the de minimis range in nine other regions. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.

If our actual costs of providing prescription drugs are higher than our estimated costs of providing prescription drugs when we provided our bids to CMS, our funds receivable from CMS could be higher than we anticipated, which could have a material adverse effect on our cash flow and liquidity.

We may not be able to generate or access sufficient cash to service all of our indebtedness or successfully secure alternatives to satisfy our obligations under our indebtedness.

As of December 31, 2016, we had approximately $1.0 billion in aggregate principal amount of total indebtedness outstanding primarily consisting $900.0 million senior notes due 2020 (the "Senior Notes") and $100.0 million borrowed under the 2016 Revolving Credit Facility. Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our indebtedness, including the Senior Notes and the credit agreement. We cannot assure that our business will generate sufficient cash flow from operations or that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, including the Senior Notes and the credit agreement, or to fund our other liquidity needs.

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

On May 6, 2016, CMS published regulations that overhauled Medicaid managed care requirements. These regulations include requirements that state Medicaid programs evaluate network adequacy standards and impose a requirement of managed care organizations ("MCO") to report MLRs annually to states, as well as a requirement that states set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral (mental) health issues who receive short term services in an alternative mental disease institution and outline requirements for value-based provider contracting.  Under the regulations, the states will also be tasked with developing and publicizing plan quality rating results.  These changes will be phased in over the course of three years with some regulations being effective immediately on May 6, 2016.  The implementation or lack of implementation by CMS and the state Medicaid agencies of these regulations may materially adversely affect our results of operations, financial condition and cash flows.

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

We operate in a highly competitive industry. The criteria and scoring of the criteria used to award participation in certain government programs, such as Medicaid and CHIP, are subject to substantial discretion and vary greatly among them. Some of our competitors are more established in the insurance and health care industries, with larger market share, greater financial resources and better quality scores than we have in some markets. We also operate in, and may attempt to acquire business in, programs or markets in which premiums are determined on the basis of a competitive premium bidding process. In these programs or markets, funding levels established by bidders with significantly different cost structures, target profitability margins or aggressive bidding strategies could negatively affect our ability to maintain or acquire profitable businesses, which could have a material adverse effect on our results of operations.

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

We are dependent on our senior management and we may not be able retain our senior management or attract and retain other qualified management, clinical and commercial personnel in the future due to the intense competition for qualified personnel in the managed care and health care industry. In addition, we have in the past and may in the future modify our senior management structure, which could affect our retention of employees and management. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. For example, in 2016, several new members of senior management joined us, and we reorganized certain roles. These changes in our senior management may be disruptive to our business, which could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.

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

To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, maintain or increase our revenue growth and control medical cost trends and/or our pricing flexibility may be adversely affected. Failure to compete successfully in the markets we serve may have a material adverse effect on our business, growth prospects and results of operations.

Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial condition and cash flows.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions by our government customers to the risk-adjustment models have reduced, and may continue to reduce, our premium revenue.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial condition, results of operations and cash flows. Qui tam, or "whistleblower" actions under federal and state law can be brought by any individual on behalf of the government. These actions have increased significantly in recent years, causing greater numbers of health care companies to defend false claim actions, pay fines or be excluded from Medicare, Medicaid or other state or federal health care programs as a result of investigations arising out of such actions.

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

We are currently undergoing standard periodic audits by several state agencies and CMS to verify compliance with our contracts and applicable laws and regulations. For additional risks associated with these audits, see “Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in material retroactive adjustments that have a material adverse effect on our results of operations, financial condition and cash flows” above.

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

Premium payments that we receive are based upon eligibility lists produced by our government clients. A state will require us to reimburse it for premiums that we received from the state based on an eligibility list that it later discovers contains individuals who were not eligible for any government-sponsored program, have been enrolled twice in the same program, have secondary insurance, are eligible for a different premium category or are eligible for a different program. Our review of remittance files may not identify all member eligibility errors and could result in repayment of premiums in years subsequent to the year in which the revenue was recorded. We have established a reserve in anticipation of recoupment by the states of previous overpayments, but ultimately our reserve may not be sufficient to cover the amount, if any, of recoupments. If the amount of any recoupment exceeds our reserves, our revenues could be materially reduced and it could have a material adverse effect on our results of operations.

In addition to recoupment of premiums previously paid, we also face the risk that a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be reduced as a result of the state’s failure to pay us for related payments we made to providers and were unable to recoup.

If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions under our credit agreement, restrictions under our Senior Notes, restrictions on dividend payments from our subsidiaries or higher levels of required statutory capital, we may be unable to grow or maintain our business, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business strategy includes entering new markets by pursuing attractive growth opportunities for our existing product lines and pursuing acquisition opportunities. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities.

Our ability to enter new markets and purchase existing businesses may be hindered in situations where financing may not be available on terms that are favorable to us, or at all. Financing may only be available to us with unfavorable terms such as high rates of interest, restrictive covenants and other restrictions that could impede our ability to profitably operate our business and increase the expected rate of return we require making such efforts unfeasible.

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

Our investment portfolio represents a significant portion of our assets and is subject to general credit, liquidity, market and interest rate risks. Market fluctuations in the securities and credit markets could affect the value or liquidity of our investment portfolio and adversely affect interest income. As a result, we may experience a reduction in value or loss of liquidity which may materially affect our results of operations, financial condition, cash flows and liquidity.

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

Risks Related to Information Technology

If we or our vendors are unable to maintain effective and secure management information systems and applications, successfully update or expand processing capability or develop new capabilities to meet our business needs we could experience operational disruptions and other materially adverse consequences to our business and results of operations.

Our business depends on effective and secure information systems, applications and operations. The information gathered, processed and stored by our management information systems and our vendors' management information systems assists us in, among other things, marketing and sales, membership tracking, billing, claims processing, medical management, medical care cost and utilization trending, reinsurance, financial and management accounting, reporting, and planning and analysis. These systems also support our customer service functions, provider and member administrative functions and support tracking and extensive analysis of medical expenses and outcome data. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or increased demand. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could have a material adverse effect on our business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment, customer service and financial reporting.

There can also be no assurance that our or our vendors' process of improving existing systems, developing new systems to support our operations, complying with contractual data requirements and improving service levels will not be delayed or that system issues will not arise in the future. Our and our vendors' information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we or our vendors are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, difficulty in improving quality, increases in administrative expenses and write-offs of our expenditures in unsuccessful capital investments.

Additionally, events outside our control, including terrorism, cybersecurity attacks or acts of nature such as hurricanes, earthquakes, or fires, could significantly impair our or our vendors' information systems, applications and critical business functions. To help ensure continued operations in the event that our primary operations are rendered inoperable, we have a disaster recovery plan to recover critical business functionality within stated timelines. Our plan may not operate effectively during or following an actual attack or natural disaster and our operations and critical business functions could be disrupted or compromised, which would have a material adverse effect on business and our results of operations.

Our costs to comply with laws governing the transmission, security and privacy of health information could be significant, and any disruptions or security breaches in our or our vendors' information technology systems could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our or our vendors' information systems. Anyone who circumvents our or our vendors' security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our vendors, providers or regulators, which could disrupt our operations or make our systems inaccessible to our vendors, providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.

Failure to keep our or our vendors' computer networks, information technology systems, computers and programs and our members’ and customers’ sensitive information secure from attack, damage or unauthorized access, whether as a result of our action or inaction or that of one of our business associates or other vendors, could adversely affect our reputation, membership and revenues and also expose us to mandatory disclosure to the media, contract termination, litigation (including class action litigation), and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results or financial condition.

Our or our vendors' measures to prevent security breaches may not be successful. Our business expansion, including through acquisitions and organic growth, the increased availability of information to members on mobile devices and the expansion of our use of social media, increases our exposure to data security and related cybersecurity risks. These risks include undetected attacks, damage or unauthorized access. The cost of attempting to protect against these risks also will increase.

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), modified certain provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic health records, expanding enforcement mechanisms, and increasing penalties for violations. Civil penalties for HIPAA violations by covered entities are up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. HHS is required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition, the HITECH Act requires us or our vendors to notify affected individuals, HHS and, in some cases, the media, when unsecured personal health information is subject to a security breach.

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

On January 25, 2013, HHS, as required by the HITECH Act, issued the Final Omnibus Rules that provide final modifications to HIPAA rules to implement the HITECH Act. The various requirements of the HITECH Act have different compliance dates, some of which have passed and some of which will occur in the future. We will continue to assess our compliance obligations as regulations under HIPAA, as modified by the HITECH Act, continue to become effective and more guidance becomes available from HHS and other federal agencies. The evolving privacy and security requirements, however, may require substantial operational and systems changes, associate education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the evolving regulations, which may be subject to changing and perhaps conflicting interpretation, our or our vendors' ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under the HITECH Act and may require us to incur significant costs in order to seek to comply with its requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. As of December 31, 2016, we also leased office space for the administration of our health plans in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Missouri, Mississippi, Nebraska, New Jersey, New York, South Carolina, Tennessee, Texas and Washington D.C. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

Item 3. Legal Proceedings.

United States Department of Health and Human Services

In April 2011, we entered into a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of Health and Human Services ("OIG-HHS"). On January 27, 2017, we received notification from OIG-HHS that the Corporate Integrity Agreement had terminated.

Other Lawsuits and Claims

Separate and apart from the legal matter described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests related to Medicaid procurements, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. In addition, we are involved in litigation related to our pending acquisition of Universal American Corp. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We accrue for contingent liabilities related to these matters if a loss is deemed probable and is estimable. The actual outcome of these matters may differ materially from our current estimates and therefore could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." The following table sets forth the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange, for each of the periods indicated:

	High	Low
2016
First Quarter ended March 31, 2016	$94.47	$70.06
Second Quarter ended June 30, 2016	$108.99	$88.00
Third Quarter ended September 30, 2016	$117.42	$104.23
Fourth Quarter ended December 31, 2016	$141.40	$113.51
2015
First Quarter ended March 31, 2015	$95.09	$71.40
Second Quarter ended June 30, 2015	$93.99	$75.10
Third Quarter ended September 30, 2015	$98.79	$77.07
Fourth Quarter ended December 31, 2015	$92.37	$75.05

The last reported sale price of our common stock on the New York Stock Exchange on February 8, 2017 was $141.55. As of February 8, 2017, we had approximately 17 holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011 to December 31, 2016 with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500") and the custom composite index over the same period. The Custom Composite Index includes the stock of Aetna Inc., Anthem Inc., Centene Corp., Cigna Corp., Humana Inc., Molina Healthcare, Inc., UnitedHealth Group Inc. and Universal American Corp. The graph assumes an investment of $100 made in our common stock, the S&P 500 and the custom composite index on December 31, 2011. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
WellCare Health Plans, Inc.	$100	$93	$134	$156	$149	$261
S&P 500 Index	$100	$116	$154	$175	$177	$198
Custom Composite Index (8 stocks)	$100	$104	$154	$208	$253	$301

Item 6. Selected Financial Data.

The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2016 Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Consolidated operating results:
Total revenues	$14,237.1	$13,890.2	$12,959.9	$9,527.9	$7,409.0
Income from operations	529.5	336.1	148.3	281.1	296.4
Income before income taxes	529.5	336.1	177.8	278.3	296.4
Net income	$242.1	$118.6	$63.7	$175.3	$184.7
Net income per share:
Basic	$5.47	$2.69	$1.45	$4.03	$4.29
Diluted	$5.43	$2.67	$1.44	$3.98	$4.22
Operating Statistics:
Medical benefits ratio:
Medicaid Health Plans (GAAP)	86.2%	86.7%	88.2%	87.0%	87.0%
Medicaid Health Plans (adjusted) (1)	89.5%	89.8%	90.5%	88.2%	88.7%
Medicare Health Plans	84.6%	87.2%	88.5%	86.6%	84.2%
Medicare PDPs	73.7%	78.7%	92.9%	86.5%	78.7%
SG&A ratio (GAAP)	8.0%	8.2%	7.9%	9.1%	9.4%
Adjusted SG&A ratio (2)	8.0%	7.9%	7.7%	8.5%	8.7%
Membership:
Medicaid Health Plans	2,544,000	2,388,000	2,310,000	1,759,000	1,587,000
Medicare Health Plans	345,000	354,000	417,000	290,000	213,000
Medicare PDPs	1,009,000	1,025,000	1,392,000	797,000	869,000
Total Membership	3,898,000	3,767,000	4,119,000	2,846,000	2,669,000
Consolidated cash flows:
Operating activities	$748.3	$712.6	$299.3	$178.9	$(30.7)
Investing activities	(27.0)	(124.2)	(75.6)	(290.5)	(222.8)
Financing activities	833.1	505.1	(392.7)	493.6	28.9
Balance Sheet Data (in millions, as of December 31):
Cash and cash equivalents	$3,961.4	$2,407.0	$1,313.5	$1,482.5	$1,100.5
Total assets (3)	6,152.8	5,145.8	4,446.5	3,415.1	2,646.0
Long-term debt, including current maturities (3)	997.6	1,199.1	888.6	588.1	132.7
Total liabilities (3)	4,152.7	3,417.5	2,850.6	1,897.2	1,322.9
Total stockholders' equity	2,000.1	1,728.3	1,595.9	1,517.9	1,323.1

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

(2)
Our Adjusted SG&A expense ratio measures selling, general and administrative expense as a percentage of total premium revenue, excluding premium taxes and Medicaid ACA industry fee reimbursements. The ratio also excludes the effect of investigation costs for all years presented, and Sterling divestiture, Iowa SG&A and pharmacy benefit manager ("PBM") transitory costs for the years ended December 31, 2016 and 2015.

(3)
In the first quarter of 2016, we retrospectively adopted Accounting Standards Update ("ASU") 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs," that requires debt issuance costs to be netted against long-term debt. Amounts presented above for the years 2012 through 2015 for total assets, long-term debt, and total liabilities have been retrospectively adjusted to conform to the new guidance. These reclassifications were not material. Additionally, in the first quarter of 2016, we retrospectively adopted ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," that requires an entity to classify all deferred tax assets and liabilities as noncurrent. Accordingly, amounts for deferred income tax assets of $34.8 million, $37.1 million, $23.7 million and $27.2 million previously recorded as current are reflected as a reduction to deferred income tax liabilities recorded as noncurrent at December 31, 2015, 2014, 2013 and 2012, respectively. Refer to Note 2 – Summary of Significant Accounting Policies, Recently Adopted Accounting Standards to the Consolidated Financial Statements for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2016 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2016 Form 10-K.

OVERVIEW

Introduction

We are a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP") to families, children, seniors and individuals with complex medical needs. As of December 31, 2016, we served approximately 3.9 million members in 50 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA plans and PDPs, all as measured by membership. We believe that our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

Summary of Consolidated Financial Results

Summarized below are the key financial highlights for the year ended December 31, 2016. For additional information, refer to the "Results of Operations" section, which discusses both consolidated and segment results in more detail.

▪
Membership increased 3.5% in 2016 compared with 2015, primarily due to the Medicaid membership acquired from Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona") and Advicare Corp. ("Advicare") during 2016, as well as organic membership growth in New York and Missouri, partially offset by a decline in PDP and MA membership as a result of our 2016 bid strategy.

▪
Premiums increased $346.1 million, or 2.5%, in 2016 compared with 2015, reflecting organic membership growth in our Medicaid Health Plans segment, the Advicare acquisition and net rate increases in our Medicaid Health Plans segment. These increases were partially offset by the effect of lower membership in our Medicare PDPs segment.

▪	Net Income increased $123.5 million, or 104.1%, in 2016 compared with 2015 driven by continued improvement, across all of our segments, in operational execution and pharmacy benefits management.

Key Developments and Accomplishments

Our current business strategy is achieved by focusing on integrated care management, local markets and community advocacy, regulatory and provider partnerships and delivering prudent, profitable long-term growth. See Part I, Item 1 – Business for further discussion of our business strategy.

Presented below are key developments and accomplishments relating to progress on our business strategy that occurred or affected results of operations, financial condition and cash flows during 2016, or occurred in 2017 prior to the filing of this 2016 Form 10-K.

•
On January 1, 2017, we began serving Medicaid beneficiaries under Nebraska's Medicaid Managed Care program, Heritage Health. Our Nebraska contract has an initial five-year term and two additional one-year renewal options at the discretion of the Nebraska Department of Administrative Services. As of January 1, 2017, we served approximately 71,000 Medicaid members in Nebraska.

•
On December 31, 2016, we completed the acquisition of Care1st Arizona from Care1st Health Plan, an affiliate of Blue Shield of California, for approximately $163.8 million, inclusive of statutory capital and subject to certain adjustments. Care1st Arizona provides Medicaid and Medicare benefits to approximately 117,000 and 2,000 beneficiaries, respectively, in Maricopa and Pima counties, Arizona’s largest geographic service areas. The transaction was funded with available cash on hand. Given that the transaction was completed on December 31, 2016, Care1st Arizona's 2016 results of operations were not significant to our consolidated statement of comprehensive income for the year ended December 31, 2016.

•
In December 2016, we entered into a definitive agreement to acquire certain assets, including Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"), a wholly owned managed care subsidiary of Tenet Healthcare. PHP provides health benefits to more than 50,000 Medicaid beneficiaries in Maricopa County, Arizona. The transaction is expected to close by the second quarter of 2017, pending regulatory approvals and the satisfaction of other customary closing conditions. The transaction is expected to be funded with available cash on hand.

•
In December 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through June 30, 2017, and included three additional one-year renewal periods upon mutual agreement.

•
In November 2016, we entered into a definitive agreement with Universal American Corp. ("UAM"), to acquire all of the outstanding stock of UAM in an all cash transaction valued at approximately $800.0 million. As of September 30, 2016, UAM served approximately 69,000 MA members in Texas and approximately 45,000 members in the northeast, primarily New York. In addition, UAM partnered with Accountable Care Organizations in 11 states as of September 30, 2016, six of which were in WellCare MA markets. The transaction is expected to be funded with available cash on hand and to close by the second quarter of 2017, pending regulatory approvals and the satisfaction of other customary closing conditions.

•
In October 2016, we received a Notice of Award from the Missouri Office of Administration, Division of Purchasing to continue to participate in the MO HealthNet Managed Care (Medicaid) program, including expansion of our Medicaid program statewide. Services under the new contract are expected to begin on May 1, 2017, with an initial one-year term and four additional one-year renewal options. As of December 31, 2016, we served approximately 121,000 Medicaid members in Missouri.

•
In September 2016, we repaid $100.0 million of the $200.0 million borrowed under our credit facility, and as a result $100.0 million remained outstanding as a component of our long-term debt as of December 31, 2016. In January 2016, we had entered into a new $850.0 million senior unsecured revolving credit facility, replacing and terminating the previous senior unsecured credit facility. Upon closing, through a combination of $200.0 million borrowed as a revolving loan under our credit facility and $100.0 million in cash, we repaid in full the $300.0 million term loan due in September 2016 (the "Term Loan") under the previous credit facility.

•
In 2016, we entered into a new contract with Georgia Department of Community Health (“Georgia DCH”) and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and four additional one-year renewal options at Georgia DCH's discretion. The new contract is subject to approval by CMS. As of December 31, 2016, we served approximately 571,000 Medicaid members in Georgia.

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

•	Effective January 1, 2016, we transitioned our pharmacy benefits management to CVS Health Corporation.

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
Refer to the risks and uncertainties related to health care reform as discussed in Part I, Item 1A – Risk Factors.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of operations data, as well as other key data used in our results of operations discussions for the years ended December 31, 2016, 2015 and 2014. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2016	2015	2014
Revenues:	(Dollars in millions)
Premium	$14,220.9	$13,874.8	$12,915.5
Investment and other income	16.2	15.4	44.4
Total revenues	14,237.1	13,890.2	12,959.9
Expenses and other:
Medical benefits	12,089.4	11,978.5	11,455.2
Selling, general and administrative	1,133.1	1,132.9	1,018.8
ACA industry fee	228.4	227.3	137.7
Medicaid premium taxes	110.0	94.7	76.5
Depreciation and amortization	87.6	72.6	59.9
Interest	59.1	54.2	39.4
Impairment and other charges	—	—	24.1
Gain on divestiture of business	—	(6.1)	—
Total expenses, net	13,707.6	13,554.1	12,811.6
Income from operations	529.5	336.1	148.3
Bargain purchase gain	—	—	29.5
Income before income taxes	529.5	336.1	177.8
Income tax expense	287.4	217.5	114.1
Net income	$242.1	$118.6	$63.7

Effective tax rate	54.3%	64.7%	64.2%

Membership by Segment
Medicaid Health Plans	2,544,000	2,388,000	2,310,000
Medicare Health Plans	345,000	354,000	417,000
Medicare PDPs	1,009,000	1,025,000	1,392,000
Total	3,898,000	3,767,000	4,119,000

Membership

2016 vs. 2015

As of December 31, 2016, membership increased approximately 131,000, or 3.5%, compared with December 31, 2015. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 156,000, or 6.5%, compared with December 31, 2015, primarily due to the membership acquired from Care1st Arizona and Advicare during 2016, as well as organic membership growth in New York and Missouri. These increases were partially offset by a membership decline in Georgia.

•
Medicare Health Plans. Membership decreased by 9,000, or 2.5%, compared with December 31, 2015, primarily as a result of our 2016 bid positioning, including planned service area reductions for the 2016 plan year.

•
Medicare PDPs. Membership decreased by 16,000, or 1.6%, compared with December 31, 2015. The decrease was primarily the result of our 2016 bid strategy. Our 2016 PDP bids resulted in one of our basic plans being below the benchmarks in 17 of the 34 CMS regions, and within the de minimis range in nine other regions, compared with our 2015 bids, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions.

2015 vs. 2014

Membership decreased 8.5% in 2015, mainly driven by membership declines in our Medicare PDPs and Medicare Health Plans segments due to our Medicare bid positioning for the 2015 plan year, partially offset by organic membership growth within our Medicaid Health Plans segment. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 78,000, or 3.4%, compared with December 31, 2014, primarily driven by organic growth in the Florida, Kentucky and Missouri programs, partially offset by a decrease in membership in our Georgia Medicaid market due to statewide eligibility recertifications.

•
Medicare Health Plans. Membership decreased by 63,000, or 15.1%, compared with December 31, 2014. The decrease was due to a reduction in our California and New York Medicare membership due to bid actions and county withdrawals in 2015, as well as our exit from the Arizona, Missouri and Ohio MA markets. The reduction also reflects the divestiture of our Medicare Supplement business, which was completed on July 1, 2015. These decreases are partially offset by organic membership growth in Florida and Texas.

•
Medicare PDPs. Membership decreased by 367,000, or 26.4%, compared with December 31, 2014. The decrease was primarily due to bid positioning for the 2015 plan year, in which our plans were below the benchmarks in 13 of the 33 CMS regions for which we submitted bids and in the de minimis range in nine regions compared with our 2014 bids, in which we were below the benchmark in 30 out of 33 regions, and in the de minimis range in two other regions. PDP members who had been auto-assigned to us in 2014 in regions where our plans were not below or within the de minimis range for 2015 were assigned to other plans effective January 1, 2015.

Net income

2016 vs. 2015

For the year ended December 31, 2016, our net income increased by $123.5 million, or 104.1%, compared with the same period of 2015, primarily attributable to continued improvement, across all of our segments, in operational execution and pharmacy benefits management. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

2015 vs. 2014

For the year ended December 31, 2015, our net income increased by $54.9 million, or 86.2%, compared with the same period of 2014, primarily attributable to improved performance in all segments, organic growth in our Medicaid membership and improved pharmacy rebates management, partially offset by the increase in unreimbursed ACA industry fee expense for 2015.

Premium revenue

2016 vs. 2015

Premium revenue for the year ended December 31, 2016 increased approximately $346.1 million, or 2.5%, compared with the same period in 2015, reflecting organic membership growth in our Medicaid Health Plans segment, the Advicare acquisition and net rate increases in certain Medicaid markets. These increases were partially offset by the effect of lower membership in our Medicare PDPs segment and the divestiture of Sterling Life Insurance Company ("Sterling"), our former Medicare Supplement business, on July 1, 2015.

2015 vs. 2014

Premium revenue for the year ended December 31, 2015 increased approximately $959.3 million, or 7.4%, compared with the same period in 2014, reflecting higher membership in our Medicaid Health Plans segment, primarily from organic growth in Florida, Kentucky, and Illinois and increased ACA industry fee reimbursement from our Medicaid customers. These increases were partially offset by lower membership in our Medicare PDPs segment resulting from the bid positioning taken for the 2015 plan year, as well as the divestiture of our former Medicare Supplement business. The increase in premium revenue in 2015 also reflects a full year of premiums related to the Healthfirst acquisition, which was completed on July 1, 2014.

Medical benefits expense

2016 vs. 2015

Medical benefits expense for the year ended December 31, 2016 increased $110.9 million, or 0.9%, compared with the same period in 2015, primarily driven by organic Medicaid membership growth and the Advicare acquisition, partially offset by the favorable result of actions taken relating to our 2016 MA and PDP bids and the divestiture of our Medicare Supplement business in 2015.

2015 vs. 2014

Medical benefits expense for the year ended December 31, 2015 increased $523.3 million, or 4.6%, compared with the same period in 2014, primarily due to the increased organic Medicaid membership. The increase was partially offset by favorable prior year reserve development of $78.1 million recognized in 2015, compared with unfavorable prior year reserve development of $48.1 million recognized in 2014, as well as lower membership in our Medicare Health Plans and Medicare PDPs segments resulting from our 2015 bid positioning. The increase in medical benefits expense for 2015 also reflected a full year of expense related to our Healthfirst NJ acquisition completed in 2014.

Selling, general and administrative expense

SG&A expense includes aggregate costs related to the resolution of the previously disclosed government investigations and related litigation and resolution costs ("Investigation costs"). Refer to Note 13–Commitments and Contingencies within the Consolidated Financial Statements for additional discussion of these costs. SG&A expense also includes certain activities relating to the divestiture of Sterling Life Insurance Company ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy claims processing to a new pharmacy benefit manager ("PBM") effective January 1, 2016, ("PBM transitory costs") and non-recurring Iowa SG&A costs relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs incurred during 2015 and 2016 ("Iowa SG&A costs"). We believe it is appropriate to evaluate SG&A expense exclusive of these costs as we do not consider them to be indicative of long-term business operations. A reconciliation of SG&A expense, including and excluding such costs, is presented below.

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
SG&A expense	$1,133.1	$1,132.9	$1,018.8
Adjustments:
Investigation costs	(16.0)	(30.4)	(37.6)
Sterling divestiture costs	(1.7)	(2.0)	—
PBM transitory costs	(4.9)	(18.1)	—
Iowa SG&A costs	(5.2)	(11.9)	—
Adjusted SG&A Expense	$1,105.3	$1,070.5	$981.2

SG&A ratio (1)	8.0%	8.2%	7.9%
Adjusted SG&A ratio (2)	8.0%	7.9%	7.7%

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

2016 vs. 2015

Our SG&A expense for the year ended December 31, 2016 remained consistent compared with the same period in 2015. Our Adjusted SG&A expense for year ended December 31, 2016 increased approximately $34.8 million, or 3.3%, compared with the same period in 2015. The increase is primarily due to normal operating and ramp-up costs associated with current and future growth in Medicaid membership and higher short-term and long-term management incentive compensation due to improved Company performance, partially offset by lower members in our Medicare Health Plans and Medicare PDP segments and continued improvements in operational efficiency.

Our SG&A ratio for the year ended December 31, 2016 decreased 20 basis points compared with the same period in 2015, primarily driven by continued improvements in operating efficiency and lower investigation and PBM transitory costs, partially offset by the higher short-term and long-term management incentive compensation due to improved Company performance. Our Adjusted SG&A ratio for the year ended December 31, 2016 was consistent with the same period in 2015.

2015 vs. 2014

Our SG&A expense and Adjusted SG&A expense increased approximately $114.1 million, or 11.2%, and $89.3 million, or 9.1%, respectively, compared with the same period in 2014, primarily due to normal operating costs associated with the 2015 growth in Medicaid membership, continued investments in our healthcare value-added programs and the effect of lower compensation expense in 2014 resulting from lower management incentive compensation. The increases were partially offset by lower membership in our Medicare PDPs segment and continued improvements in operating efficiency. Our SG&A ratio and Adjusted SG&A ratio for the year ended December 31, 2015 increased compared with the same period in 2014, primarily reflecting lower compensation expense in 2014 related to lower management incentive compensation, partially offset by continued improvements in operating efficiency in 2015.

ACA Industry Fee

2016 vs. 2015

We were assessed $228.4 million for the ACA industry fee for the year ended December 31, 2016, compared with $227.3 million for the same period in 2015, consistent year-over-year as the total fee levied on the industry remained at $11.3 billion in 2016. We received amendments, written agreements or other documentation from all of our state Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee attributable to our Medicaid programs, including its non-deductibility for income tax purposes.

2015 vs. 2014

For the year ended December 31, 2015, the ACA industry fee increased approximately $89.6 million compared with the same period in 2014. The higher expense is due to the increased total fee levied on the industry, from $8 billion in 2014 to $11.3 billion in 2015, and the increase in our share of total industry premiums for 2014.

Interest expense

2016 vs. 2015

Interest expense for the year ended December 31, 2016 increased approximately $4.9 million compared with the same period in 2015, primarily driven by the additional $300.0 million issuance of our 5.75% senior notes due 2020 (the "Senior Notes") in June 2015.

2015 vs. 2014

Interest expense for the year ended December 31, 2015 increased approximately $14.8 million compared with the same period in 2014, primarily driven by the higher average debt levels during 2015, resulting from the issuance of the Term Loan in September 2014 and the additional Senior Notes issuance noted above.

2014 Impairment and other charges

During the year ended December 31, 2014, we recognized approximately $24.1 million in impairment and other charges. This primarily relates to the partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice as well as the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. Lastly, the charges also included the resolution of certain matters related to the purchase price of our 2013 acquisitions. We were no longer able to recognize such charges as adjustments to acquired assets since we were beyond the measurement period established in the accounting rules for business combinations.

2014 Bargain Purchase Gain

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

Income tax expense

2016 vs. 2015

Income tax expense for the year ended December 31, 2016 increased $69.9 million, or 32.1%, compared with the same period in 2015, while the effective tax rate for the year ended December 31, 2016 decreased to 54.3% compared with 64.7% for the same period in 2015. The increase in income tax expense and decrease in the effective tax rate were both attributable to higher income before income taxes, as well as the adoption of Accounting Standards Update ("ASU") 2016-09 "Compensation—Stock Compensation (Topic 718)." Our effective tax rate for the year ended December 31, 2016 also includes the favorable effect of the recognition of certain previously unrecognized tax benefits. Refer to Part IV, Item 15, Note 2 and Note 14 to the Consolidated Financial Statements in this 2016 Form 10-K for further discussion regarding the adoption of ASU 2016-09 and the recognition of previously unrecognized tax benefits in 2016, respectively.

2015 vs. 2014

Income tax expense for the year ended December 31, 2015 increased $103.4 million, or 90.6%, compared with the same period in 2014 primarily resulting from higher income before income taxes. The effective tax rate was consistent as compared with the prior year.

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

Reconciling Segment Results

The following table reconciles our reportable segment results with our income from operations (before income taxes), as reported in accordance with generally accepted accounting principles in the United States of America ("GAAP").

	For the Years Ended December 31,
	2016	2015	2014
Gross Margin:	(In millions)
Medicaid Health Plans	$1,162.8	$1,072.4	$839.2
Medicare Health Plans	533.9	428.4	411.6
Medicare PDPs	206.4	168.2	71.8
Total gross margin	1,903.1	1,669.0	1,322.6
Investment and other income	16.2	15.4	44.4
Other expenses, net (1)	(1,389.8)	(1,348.3)	(1,218.7)
Income from operations	$529.5	$336.1	$148.3

(1)
Other expenses, net includes selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization, interest and impairment and other charges. Other expenses, net for 2015 also includes the gain on the Sterling divestiture.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Managed Long-Term Care ("MLTC") programs, including long-term services and supports. As of December 31, 2016, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. As previously noted, the acquisition of our Arizona Medicaid plan (Care1st Arizona) was completed on December 31, 2016, and therefore Care1st Arizona's 2016 results of operations were not significant to our consolidated statement of comprehensive income for the year ended December 31, 2016. We began serving Nebraska Medicaid beneficiaries effective January 1, 2017.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid segment for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Premium revenue (1)	$9,144.4	$8,760.4	$7,572.8
Medicaid premium taxes (1)	110.0	94.7	76.5
Medicaid ACA industry fee reimbursement (1)	244.9	219.2	124.6
Total premiums	9,499.3	9,074.3	7,773.9
Medical benefits expense	8,188.5	7,866.8	6,853.1
ACA industry fee	148.0	135.1	81.6
Gross margin	$1,162.8	$1,072.4	$839.2

Medicaid Health Plans MBR (1)	86.2%	86.7%	88.2%
Effect of:
Medicaid premium taxes	1.0%	1.0%	0.9%
Medicaid ACA industry fee reimbursement	2.3%	2.1%	1.4%
Medicaid Health Plans Adjusted MBR (1)	89.5%	89.8%	90.5%

Medicaid Health Plans Membership:
Florida	780,000	781,000	722,000
Georgia	571,000	585,000	604,000
Kentucky	440,000	440,000	420,000
Other states (2)	753,000	582,000	564,000
	2,544,000	2,388,000	2,310,000

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

(2)	"All other states" consists of Hawaii, Illinois, Missouri, New Jersey, New York and South Carolina during all years presented. In 2016, it also includes Arizona.

2016 vs. 2015

Medicaid total premiums increased $425.0 million, or 4.7%, for the year ended December 31, 2016 compared with the same period in 2015. Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the year ended December 31, 2016 increased $384.0 million, or 4.4%, compared with the same period in 2015. The increases were primarily driven by organic membership growth, net rate increases for the Florida MMA program, and the acquisition of Advicare, effective June 1, 2016.

Medical benefits expense for the year ended December 31, 2016 increased by approximately $321.7 million, or 4.1%, compared with the same period in 2015, primarily driven by the organic membership growth, the acquisition of Advicare and other factors including net medical trend and mix of membership.

Our Medicaid Health Plans MBR decreased by 50 basis points for the year ended December 31, 2016 compared with 2015. Our Medicaid Health Plans Adjusted MBR decreased by 30 basis points for the year ended December 31, 2016 compared with 2015. The decreases in both MBRs were primarily driven by improved operational execution and pharmacy cost structure, as well as higher ACA industry fee reimbursement (affecting the Medicaid Health Plans MBR).

2015 vs. 2014

Medicaid total premiums increased $1.3 billion, or 16.7%, for the year ended December 31, 2015 compared with the same period in 2014. Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the year ended December 31, 2015 increased $1.2 billion, or 15.7%, compared with the same period in 2014. These increases were driven by increased membership in Florida due to organic growth and participation in the Florida MMA program, higher per member per month ("PMPM") rates related to the Florida MMA membership, growth in Kentucky from increased participation in the ACA Medicaid expansion program and growth in Illinois resulting from higher auto-assigned membership. The increase in Medicaid premium revenue in 2015 also reflects a full year of premiums related to the Healthfirst NJ acquisition.

Medical benefits expense for the year ended December 31, 2015 increased by approximately $1.0 billion, or 14.8%, compared with the same period in 2014, primarily driven by the increase in membership. Our Medicaid Health Plans MBR decreased by 150 basis points for the year ended December 31, 2015 compared with 2014. Our Medicaid Health Plans Adjusted MBR decreased by 70 basis points for the year ended December 31, 2015 compared with 2014, primarily due to improved operating performance across the segment, in particular in our Florida MMA program, which included a rate increase for this program that was effective September 1, 2015, as well as unfavorable prior year reserve development recognized in 2014. The decrease was partially offset by a rate decrease in Kentucky that was effective July 1, 2015.

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

In 2016, we operated our MA CCPs in 397 counties across 15 states, including Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas. Effective December 31, 2016, we completed the acquisition of 2,000 Care1st Arizona Medicare members, which expanded our presence into one additional state, covering two additional counties. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs.

We continue to focus on three main areas in MA, including:

•	Execution on healthcare value-added initiatives led by our clinical services group;

•	Continued application of a more disciplined portfolio approach to our MA bids, including a focus on net income; and

•
Improving Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the connection between socio-economic status and lower quality ratings.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Premium revenue	$3,876.6	$3,898.8	$3,963.2
Medical benefits expense	3,278.5	3,401.7	3,506.9
ACA industry fee	64.2	68.7	44.7
Gross margin	$533.9	$428.4	$411.6

Medicare Health Plans Membership	345,000	354,000	417,000

Medicare Health Plans MBR	84.6%	87.2%	88.5%

2016 vs. 2015

Medicare Health Plans premium revenue in 2016 decreased marginally by $22.2 million, or 0.6%, compared with the same period in 2015, primarily due to the Sterling divestiture partially offset by our Medicare Advantage 2016 bid positioning.

Medicare Health Plans medical benefits expense for the year ended December 31, 2016 decreased $123.2 million, or 3.6%, compared with the same period in 2015, primarily due to the lower membership and the Sterling divestiture. The Medicare Health Plans MBR decreased by 260 basis points compared with 2015, resulting from our 2016 bid strategy and continued clinical and operational improvement.

2015 vs. 2014

Medicare Health Plans premium revenue in 2015 decreased $64.4 million, or 1.6%, compared with the same period in 2014, primarily resulting from the decline in membership as a result of our 2015 bid actions, which included exiting two counties in California, as well as exiting from MA in Arizona, Missouri and Ohio. The decline also reflects the divestiture of Sterling, partially offset by organic membership growth in Florida and Texas.

Medicare Health Plans medical benefits expense for the year ended December 31, 2015 decreased $105.2 million, or 3.0%, compared with the same period in 2014, primarily driven by the decrease in membership discussed above and improved operational execution on healthcare value-added programs during 2015. The Medicare Health Plans MBR decreased by 130 basis points compared with 2014, reflecting improved operating performance as a result of bid actions for the 2015 plan year as well as improved operational execution on medical expense initiatives launched in 2015.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. As of December 31, 2016, we offered PDPs in 50 states and the District of Columbia. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the first half of a plan year and less in the second half of a plan year due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR generally decreases throughout the year. Also, the level and mix of members who are auto-assigned to us and those who actively choose our PDPs will affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Premium revenue	$845.0	$901.7	$1,178.4
Medical benefits expense	622.4	710.0	1,095.2
ACA industry fee	16.2	23.5	11.4
Gross margin	$206.4	$168.2	$71.8

Medicare PDPs membership	1,009,000	1,025,000	1,392,000

Medicare PDPs MBR	73.7%	78.7%	92.9%

2016 vs. 2015

The Medicare PDPs premium revenue decreased $56.7 million, or 6.3%, in 2016 compared with 2015, primarily due to the decrease in membership resulting from our 2016 bid strategy. The Medicare PDPs MBR for the year ended December 31, 2016 decreased 500 basis points over the same period in 2015, reflecting improvement in our pharmacy cost structure, including rebate management, and continued improved operational execution.

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

2017 Outlook

The guidance below does not reflect the pending acquisitions of UAM and PHP.

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $10.3 billion to $10.7 billion for 2017, compared with $9.5 billion for 2016. We expect premium revenue for our Medicaid Health Plans, excluding $113.0 million to $118.0 million in Medicaid premium taxes, to be in the range of $10.2 billion to $10.6 billion for 2017, compared with $9.1 billion reported for 2016, excluding $244.9 million in Medicaid ACA industry fee reimbursement and $110.0 million in Medicaid premium taxes. The expected year-over-year increase reflects our expansion into the Nebraska Medicaid market, effective January 1, 2017; Missouri Medicaid reprocurement with an expanded service area; acquisition of Care1st Arizona; and organic growth.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 88.60% to 89.60% for 2017, compared with 86.2% for 2016. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.50% to 90.50%, consistent with 89.5% reported in 2016.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $4.1 billion to $4.3 billion for 2017, compared with $3.9 billion reported for 2016. Medicare Health Plans MBR is expected to be in the range of 85.50% to 86.75% for 2017, compared with 84.6% in 2016, reflecting planned increased quality investments and bid process considerations due to the ACA industry fee moratorium in 2017.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $825.0 million to $900.0 million for 2017, compared with $845.0 million for 2016, primarily due to our bid positioning for the 2017 plan year. Medicare PDPs MBR is expected to be in the range of 80.50% to 82.50% for 2017, compared with 73.7% for 2016 due to our bid positioning for the 2017 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs. We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs, for 2017 will be approximately 7.7% to 7.9%, compared with 8.0% for 2016, resulting from improved operating leverage associated with premium revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity and cash flows, see Part I – Item 1A – Risk Factors included in this 2016 Form 10-K.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated subsidiary level.

Regulated subsidiaries

Our regulated subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•	payment of certain Part D benefits paid for members on behalf of CMS;

•	selling, general and administrative costs directly incurred or paid through a management services agreement to one of our non-regulated administrative and management services subsidiaries;

•	federal tax payments to the parent company under an intercompany tax sharing agreement; and

•	dividends paid to our non-regulated subsidiaries, as approved by our state regulators.

Our regulated subsidiaries meet their liquidity needs by:

•	generating cash flows from operating activities, primarily from premium revenue;

•	receipts of prospective subsidy payments and related final settlements from CMS to reimburse us for certain Part D benefits paid for members on behalf of CMS;

•	cash flows from investing activities, including investment income and sales of investments; and

•	capital contributions received from our non-regulated subsidiaries.

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash, cash equivalents and investments was $3.2 billion at December 31, 2016, compared with $1.9 billion at December 31, 2015, due primarily to the Medicare Part D 2015 plan year settlement received in November 2016 (discussed further in Medicare Part D Funding and Settlements below), earnings from improved operations and $59.4 million of capital contributions received from our non-regulated subsidiaries. These increases were partially offset by $241.0 million in dividends distributed to our non-regulated subsidiaries and the $228.4 million ACA industry fee payment remitted to the IRS in September 2016.

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

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	acquisition-related funding and transaction expenses;

•	debt service; and

•	federal tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees earned by our non-regulated administrator subsidiary under management services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments was $915.3 million at December 31, 2016, an increase of $99.2 million from $816.1 million at December 31, 2015. This increase reflects normal operating cash flows including lower Medicare Part D funding to certain regulated subsidiaries, as described below, as well as dividends received from certain regulated subsidiaries during 2016. These increases were partially offset by $200 million net cash payments to repay borrowings under our revolving credit facilities during 2016, cash paid for the Care1st Arizona and Advicare acquisitions in 2016, and capital contributions paid to certain regulated subsidiaries.

Medicare Part D Funding and Settlements

We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in this 2016 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members ("LICS"), for which CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

In November 2016, we received a $556.3 million settlement payment from CMS primarily relating to catastrophic reinsurance and LICS cost reimbursements for the 2015 Part D plan year, which resulted in a meaningful reduction to our funds receivable for the benefit of members. Growth in our PDP and MA membership and high drug unit costs in 2014 resulted in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids were still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership than expected in our original 2015 bids.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by operating activities	$748.3	$712.6	$299.3
Net cash used in investing activities	(27.0)	(124.2)	(75.6)
Net cash provided by (used in) financing activities	833.1	505.1	(392.7)
Total net increase (decrease) in cash and cash equivalents	$1,554.4	$1,093.5	$(169.0)

Cash flows from operating activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

2016 vs. 2015

Cash provided by operating activities for 2016 was $748.3 million compared with $712.6 million for 2015, primarily due to improved year-over-year operating performance across all segments and the timing of certain pharmacy rebate receipts and claims payments. Cash flows from operating activities for the year ended December 31, 2016 includes a $228.4 million ACA industry fee payment remitted to the IRS in September 2016, compared with $227.3 million remitted for such fee in September 2015.

Net cash provided by operating activities for the year ended December 31, 2015 was reduced by the $35.4 million final payment remitted to the Civil Division in March 2015. See further discussion in Government Investigation and Litigation below.

2015 vs. 2014

Cash provided by operating activities for 2015 was $712.6 million compared with $299.3 million for 2014. The improvement in cash flow from operations primarily resulted from improved year-over-year operating performance across all segments and higher pharmacy rebates consistent with an improved pharmacy rebates management contract. The increase is also related to the timing of settlement of the current year Medicare Part D risk corridor payables due to CMS as compared with the Medicare Part D risk corridor net receivables in 2014. Net cash provided by operating activities was reduced by the $227.3 million ACA industry fee payment remitted to the IRS in September 2015, compared with $137.7 million remitted for such fee in September 2014.

Cash flows from investing activities

2016 vs. 2015

Net cash used in investing activities for 2016 was $27.0 million compared with $124.2 million for the same period in 2015, primarily resulting from higher net proceeds from the sales of investments in 2016, partially offset by the acquisitions of Care1st Arizona and Advicare and the effect of higher additions to capitalized software during 2015 resulting from investments in our information technology infrastructure.

2015 vs. 2014

Net cash used in investing activities for 2015 was $124.2 million compared with $75.6 million for the same period in 2014, resulting primarily from net cash used in acquisitions and acquisition-related settlements of $17.2 million in 2015, related to the final balance sheet settlement of the Windsor acquisition, compared with $48.0 million of net cash acquired from acquisitions in 2014. The increase is also a result of higher additions to capitalized software during 2015 resulting from investments in our information technology infrastructure. The increases are partially offset by proceeds from the sales of investments in 2015 compared with net purchases of investments in 2014.

Cash flows from financing activities

2016 vs. 2015

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity.

Net funds received for the benefit of members was approximately $1.0 billion in 2016, compared with $201.1 million during the same period in 2015. These funds represent the net amount of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS, as described above in "Medicare Part D Funding and Settlements."

Additionally, in January 2016, $200.0 million of the 2016 Revolving Credit Facility (described below) was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million Term Loan. In September 2016, we repaid $100.0 million of the $200.0 million borrowed under the 2016 Revolving Credit Facility. Debt-related activity for the year ended December 31, 2015 includes net proceeds of $308.9 million resulting from the issuance of $300.0 million aggregate principal amount of our Senior Notes.

2015 vs. 2014

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans as well as debt-related activity. Cash flows from financing activities in 2015 increased by $897.8 million compared with the same period in 2014 primarily resulting from net funds received for the benefit of members of approximately $201.1 million in 2015, compared with funds paid of $687.9 million during the same period in 2014. These funds represent the net amounts of prescription drug benefits we paid or collected in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS inclusive of the annual settlement payments. We received a $845.5 million settlement payment from CMS during 2015 relating to the 2014 Part D plan year, which significantly improved financing cash flows for 2015 compared with 2014. Additionally, in June 2015, we received net proceeds from the issuance of the Senior Notes discussed above, compared with net proceeds of $298.6 million in 2014 resulting from the Term Loan issuance in September 2014.

Capital Resources

Senior Notes

In June 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our Senior Notes pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 of each year and is computed on the basis of a 360-day year comprised of twelve 30-day months. As of December 31, 2016, our outstanding Senior Notes totaled $909.6 million, including $9.6 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million issued in November 2013.

The Senior Notes were issued under an indenture, dated as of November 14, 2013, (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of November 14, 2013, (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture") each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture under which the Senior Notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

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

Credit Agreement

In January 2016, we entered into a senior unsecured revolving credit facility (the “2016 Credit Agreement”), which provides for a senior unsecured revolving loan facility (the "2016 Revolving Credit Facility"), with an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. The 2016 Credit Agreement provides for the 2016 Revolving Credit Facility of up to $850.0 million (the loans thereunder, the “Revolving Credit Loans”), of which up to $150.0 million is available for letters of credit. The 2016 Credit Agreement also provides that we may, at our option, increase the aggregate amount of the 2016 Revolving Credit Facility and/or obtain incremental term loans in an amount up to $200.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. Unutilized commitments under the 2016 Credit Agreement are subject to a fee of 0.25% to 0.35% depending upon our ratio of total net debt to cash flow.

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. In September 2016, we repaid $100.0 million of the $200.0 million borrowed under the 2016 Revolving Credit Facility, and as a result, $100.0 million remained outstanding as a component of our long-term debt as of December 31, 2016. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021, and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.25% as of December 31, 2016.

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

As of December 31, 2016, and as of the date of this filing, we remain in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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

Initiatives to Increase Our Unregulated Cash
We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to; obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the 2016 Revolving Credit Facility, to meet our capital needs, including pending acquisitions, for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC") and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $871.8 million at December 31, 2016, and $807.9 million at December 31, 2015. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.7 billion and $1.4 billion at December 31, 2016 and 2015, respectively, which was in compliance with and in excess of the minimum capital requirements as of those dates.

Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $241.0 million, $152.0 million and $68.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2016, 2015, and 2014, respectively. The 2016 amount included $49.6 million not requiring prior regulatory approval, and $191.4 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2016, the amount of dividends that may be paid through the end of 2017 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $210.7 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2016.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$139.5	$32.3	$51.1	$35.7	$20.4
Purchase obligations (1)	90.5	36.5	49.0	5.0	—
Long-term debt (2)	1,000.0	—	—	1,000.0	—
Interest on debt (3)	214.4	54.6	110.6	49.2	—
Total	$1,444.4	$123.4	$210.7	$1,089.9	$20.4

(1)	Our purchase obligations include commitments under contracts for equipment leases and software maintenance.

(2)
Represents the principal amount of our outstanding Senior Notes and Credit Facility as of December 31, 2016. These amounts exclude the remaining $9.6 million debt premium on the Senior Notes, which is being amortized over the remaining term of the Senior Notes. Additionally, these amounts are gross of $12.0 million of debt issuance costs, which is reflected as a reduction of our long-term debt in our Consolidated Balance Sheet.

(3)	Represents projected interest on the $900.0 million principal amount of Senior Notes and $100.0 million Credit Facility outstanding as of December 31, 2016.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2016, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions, while our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the terms of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. Our contracts also have additional provisions as described in the sections below.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Arizona, Florida, Georgia, Illinois, Missouri, New Jersey, New York and South Carolina. Effective January 1, 2017, we are also eligible to receive these supplemental premiums in Nebraska. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. We recognize supplemental premium revenue in the period we provide related services to our members.

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

Medicaid ACA Industry Fee Reimbursement

The ACA imposed certain new taxes and fees including an annual premium-based health insurance industry assessment on health insurers, which began in 2014. We received amendments, written agreements or other documentation from all our state Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee attributable to our Medicaid programs, including its non-deductibility for income tax purposes. Consequently, we recognized $244.9 million, $219.2 million and $124.6 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. We develop our estimates for risk-adjusted premiums utilizing historical experience and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We populate our models with available risk score data on our members and base risk premium adjustments on risk score data from the previous year. We are not privy to risk score data for members new to our plans in the current plan year; therefore, we include assumptions regarding these members' risk scores. We periodically revise our estimates of risk-adjusted premiums as additional diagnosis code information is reported to CMS and adjust our estimates to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts. As a result of the variability of factors that determine our estimates for risk-adjusted premiums, the actual amount of the CMS retroactive payment could be materially more or less than our estimates and could have a material effect on our results of operations, financial position and cash flows. We record any changes in estimates in current operations as adjustments to premium revenue. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows.

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

Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Historically, we have not experienced material differences between our recorded estimates and the subsequent state agencies settlement amounts.

Our MA and PDP premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between the subsequent CMS settlement amount and our recorded estimates.

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect on our results of operations in 2016, 2015 or 2014.

A summary of other net payables to government partners is as follows (in millions):

	As of December 31,
	2016	2015
Liability to states under Medicaid minimum medical expense provisions	$(105.9)	$(32.9)
Liability to CMS under risk corridor provision	(190.5)	(136.8)
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(0.3)	(3.0)
Net payables to government partners(1)	$(296.7)	$(172.7)

(1) The components of net payables to government partners are classified in the consolidated balance sheets as $6.5 million and $303.2 million in current assets and current liabilities, respectively, as of December 31, 2016, and $172.7 million in current liabilities as of December 31, 2015.

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

Catastrophic reinsurance subsidies and the LICS represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. Growth in our PDP and MA membership and high drug unit costs in 2014 resulted in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids was still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership. In November 2016, we received a $556.3 million settlement payment from CMS relating primarily to the LICS and catastrophic reinsurance cost reimbursements for the 2015 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable included in our funds receivable for the benefit of members balance.

CGDS advance payments are recorded within Funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted prescription drug event data.

For a further description of the revenue elements related to our segments, see Part I - Item 1 - Business - OUR PRODUCT SEGMENTS.

Estimating Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs. Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers and providers of ancillary services. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also, included in direct medical expense are estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements.

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

The following table provides a detail of the components of medical benefits payable:

	December 31, 2016	% of Total	December 31, 2015	% of Total
	(In millions)
IBNR	$1,141.9	68%	$1,187.9	77%
Other medical benefits payable	548.6	32%	348.1	23%
Total medical benefits payable	$1,690.5	100%	$1,536.0	100%

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

Many aspects of the managed care business are not predictable. Medical cost trends potentially are more volatile than other segments of the economy. Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. External factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may affect medical cost trends. Other internal factors such as system conversions and claims processing changes may affect our ability to accurately predict estimates of historical completion factors or medical cost trends. We believe that the amount of medical benefits payable as of December 31, 2016 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2016 were decreased by 1%, our medical benefits expense would increase by approximately $141.7 million. If the completion factors were increased by 1%, our medical benefits expense would decrease by approximately $138.5 million.

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

We consider the base actuarial model liability and the provision for moderately adverse conditions as part of our overall assessment of our IBNR estimate to properly reflect the complexity of our business, the number of states in which we operate and the need to account for different health care benefit packages among those states.

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

The following table provides a reconciliation of the beginning and ending balance of medical benefits payable:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balances as of beginning of period	$1,536.0	$1,483.8	$953.4
Acquisitions (divestitures)	37.3	(9.5)	107.0
Medical benefits incurred related to:
Current year	12,374.1	12,189.5	11,481.4
Prior year	(284.7)	(211.0)	(26.2)
Total	12,089.4	11,978.5	11,455.2
Medical benefits paid related to:
Current year	(10,925.0)	(10,763.0)	(10,089.6)
Prior year	(1,047.2)	(1,153.8)	(942.2)
Total	(11,972.2)	(11,916.8)	(11,031.8)
Balances as of end of year	$1,690.5	$1,536.0	$1,483.8

Medical benefits payable recorded developed favorably by approximately $284.7 million, $211.0 million and $26.2 million in 2016, 2015 and 2014, respectively. A portion of the prior year development was attributable to the release of the provision for moderately adverse conditions, which is included as part of the assumptions. The release of the provision for moderately adverse conditions was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the change in the amount of the incurred claims related to prior years in the Medical benefits payable does not directly correspond to an increase in net income recognized during the period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of medical benefits expense recorded developed favorably by approximately $154.3 million and $78.1 million in 2016 and 2015, respectively, and unfavorably by $48.1 million in 2014. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The favorable development recognized in 2016 and 2015 was primarily due to lower than expected utilization in our Medicaid Health Plans segment, and to a lesser extent, our Medicare Health Plans segment. The unfavorable development in 2014 was due to higher than expected medical services in our Medicaid Health Plans and Medicare Health Plan segments that were not discernible until the effect became clearer over time as claim payments were processed.

Premium Deficiency Reserves

We evaluate our contracts to determine if it is probable that a loss will be incurred.  We establish a premium deficiency reserve ("PDR") when it is probable that expected future medical benefits and administrative expenses will exceed future premiums and reinsurance recoveries for the remainder of a contract period. For purposes of determining a PDR, we do not consider investment income and contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.  A PDR is recorded as medical benefits expense and in medical benefits payable. Once established, a PDR is reduced over the contract period as an offset to actual losses. We re-evaluate our PDR estimates each reporting period and, if estimated future losses differ from those in the current PDR estimate, we adjust the liability through medical benefits expense, as necessary. We had no PDR liability recorded in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

Our acquisitions typically result in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2016 was $392.5 million compared with $263.2 million at December 31, 2015. Goodwill attributable to our Medicaid reporting unit was $282.1 million and $152.8 million at December 31, 2016 and 2015, respectively. Goodwill attributable to our MA reporting unit was $110.4 million at both December 31, 2016 and 2015. Medicaid Health Plans goodwill, as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. We anticipate that goodwill will be allocated to the Medicare Health Plans segment and/or certain acquired intangible assets upon completion of our valuation procedures. Refer to Note 3 – Acquisitions and Divestitures, included in the Consolidated Financial Statements for additional discussion of the Care1st acquisition.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2016, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

Other intangible assets resulting from our acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2016 and 2015, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during 2016 or 2015.

During 2014, we recognized impairments totaling approximately $19.7 million relating to the partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice Health Plan, Inc. and the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the Consolidated Financial Statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2016, we had cash and cash equivalents of $4.0 billion, investments classified as current assets of $124.2 million, long-term investments of $57.3 million and restricted investments on deposit for licensure of $234.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2016, the fair value of our fixed income investments would decrease by approximately $1.5 million. Similarly, a 1% decrease in market interest rates at December 31, 2016 would increase the fair value of our investments by approximately $1.5 million.

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

In connection with the preparation of this 2016 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and updated in 2013 (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, that is included herein.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 10, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida
February 10, 2017

Item 9B. Other Information.

None

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2016, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2016 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

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

Date: February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Kenneth A. Burdick	Chief Executive Officer (Principal Executive Officer and Director)	February 10, 2017
Kenneth A. Burdick

/s/Andrew L. Asher	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2017
Andrew L. Asher

/s/Michael Troy Meyer	Vice President and Corporate Controller (Principal Accounting Officer)	February 10, 2017
Michael Troy Meyer

/s/Christian P. Michalik	Chairman of the Board	February 10, 2017
Christian P. Michalik

/s/ Richard C. Breon	Director	February 10, 2017
Richard C. Breon

/s/Carol J. Burt	Director	February 10, 2017
Carol J. Burt

/s/ Roel C. Campos	Director	February 10, 2017
Roel C. Campos

/s/H. James Dallas	Director	February 10, 2017
H. James Dallas

/s/Kevin F. Hickey	Director	February 10, 2017
Kevin F. Hickey

/s/Glenn D. Steele, Jr.	Director	February 10, 2017
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 10, 2017
William L. Trubeck

/s/ Paul E. Weaver	Director	February 10, 2017
Paul E. Weaver

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F-46
Schedule II — Valuation and Qualifying Accounts	F-49

Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellCare Health Plans, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WellCare Health Plans, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 10, 2017

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share and share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Premium	$14,220.9	$13,874.8	$12,915.5
Investment and other income	16.2	15.4	44.4
Total revenues	14,237.1	13,890.2	12,959.9
Expenses and other:
Medical benefits	12,089.4	11,978.5	11,455.2
Selling, general and administrative	1,133.1	1,132.9	1,018.8
ACA industry fee	228.4	227.3	137.7
Medicaid premium taxes	110.0	94.7	76.5
Depreciation and amortization	87.6	72.6	59.9
Interest	59.1	54.2	39.4
Impairment and other charges	—	—	24.1
Gain on divestiture of business	—	(6.1)	—
Total expenses, net	13,707.6	13,554.1	12,811.6
Income from operations	529.5	336.1	148.3
Bargain purchase gain	—	—	29.5
Income before income taxes	529.5	336.1	177.8
Income tax expense	287.4	217.5	114.1
Net income	$242.1	$118.6	$63.7

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	1.8	(1.9)	0.5
Income tax benefit related to other comprehensive income (loss)	0.6	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	1.2	(1.6)	0.7
Comprehensive income	$243.3	$117.0	$64.4

Earnings per common share (see Note 5):
Basic	$5.47	$2.69	$1.45
Diluted	$5.43	$2.67	$1.44

Weighted average common shares outstanding:
Basic	44,248,778	44,057,579	43,864,367
Diluted	44,619,589	44,391,032	44,163,601

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
Assets	2016	2015
Current Assets:
Cash and cash equivalents	$3,961.4	$2,407.0
Short-term investments	124.2	204.4
Premiums receivable, net	498.6	603.9
Pharmacy rebates receivable, net	278.0	252.5
Funds receivable for the benefit of members	32.6	577.6
Income taxes receivable	4.6	50.6
Prepaid expenses and other current assets, net	220.2	133.6
Total current assets	5,119.6	4,229.6

Property, equipment and capitalized software, net	274.5	244.8
Goodwill	392.5	263.2
Other intangible assets, net	74.1	80.0
Long-term investments	57.3	131.8
Restricted investments	234.3	196.0
Other assets	0.5	0.4
Total Assets	$6,152.8	$5,145.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,690.5	$1,536.0
Unearned premiums	3.3	27.7
Accounts payable and accrued expenses	665.6	405.2
Funds payable for the benefit of members	390.3	—
Current portion of long-term debt	—	299.5
Income taxes payable	2.9	—
Other payables to government partners	303.2	172.7
Total current liabilities	3,055.8	2,441.1

Deferred income tax liability	63.4	52.6
Long-term debt	997.6	899.6
Other liabilities	35.9	24.2
Total Liabilities	4,152.7	3,417.5

Commitments and contingencies (see Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,293,881 and 44,113,328 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	0.4	0.4
Paid-in capital	546.9	518.4
Retained earnings	1,453.8	1,211.7
Accumulated other comprehensive loss	(1.0)	(2.2)
Total Stockholders' Equity	2,000.1	1,728.3
Total Liabilities and Stockholders' Equity	$6,152.8	$5,145.8
See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	43,766,645	$0.4	$489.4	$1,029.4	$(1.3)	$1,517.9
Common stock issued for exercised stock options	20,625	—	0.5	—	—	0.5
Common stock issued for vested stock-based compensation awards	178,772	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(51,936)	—	(3.1)	—	—	(3.1)
Stock-based compensation expense, net of forfeitures	—	—	15.7	—	—	15.7
Incremental tax benefit from stock-based compensation	—	—	0.5	—	—	0.5
Comprehensive income	—	—	—	63.7	0.7	64.4
Balance at December 31, 2014	43,914,106	0.4	503.0	1,093.1	(0.6)	1,595.9
Common stock issued for exercised stock options	8,020	—	0.3	—	—	0.3
Common stock issued for vested stock-based compensation awards	270,723	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(79,521)	—	(7.0)	—	—	(7.0)
Stock-based compensation expense, net of forfeitures	—	—	20.2	—	—	20.2
Incremental tax benefit from stock-based compensation	—	—	1.9	—	—	1.9
Comprehensive income (loss)	—	—	—	118.6	(1.6)	117.0
Balance at December 31, 2015	44,113,328	0.4	518.4	1,211.7	(2.2)	1,728.3
Common stock issued for vested equity-compensation awards	255,143	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(74,590)	—	(7.0)	—	—	(7.0)
Stock-based compensation expense, net of forfeitures	—	—	35.5	—	—	35.5
Comprehensive income	—	—	—	242.1	1.2	243.3
Balance at December 31, 2016	44,293,881	0.4	546.9	1,453.8	(1.0)	2,000.1

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$242.1	$118.6	$63.7
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	87.6	72.6	59.9
Stock-based compensation expense	35.5	20.2	15.7
Bargain purchase gain	—	—	(29.5)
Deferred taxes, net	11.6	44.6	(6.8)
Provision for doubtful receivables	10.1	14.6	15.2
Other, net	6.7	11.5	23.5
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	95.2	(8.5)	(46.2)
Pharmacy rebates receivable, net	(25.5)	106.4	(161.2)
Medical benefits payable	117.2	68.6	423.4
Unearned premiums	(26.6)	(55.6)	82.4
Other receivables/payables to government partners	69.8	241.7	(106.0)
Amount payable related to investigation resolution	—	(35.2)	(35.1)
Accrued liabilities and other, net	124.6	113.1	0.3
Net cash provided by operating activities	$748.3	$712.6	$299.3

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	$(68.9)	$(17.2)	$48.0
Purchases of investments	(346.5)	(165.7)	(416.7)
Proceeds from sales and maturities of investments	493.7	195.7	367.9
Additions to property, equipment and capitalized software, net	(105.3)	(137.0)	(74.8)
Net cash used in investing activities	$(27.0)	$(124.2)	$(75.6)

Cash flows from financing activities:
Proceeds from debt, net of financing costs paid	$196.9	$308.9	$298.6
Repurchase and retirement of shares to satisfy tax withholding requirements	(7.0)	(7.0)	(3.1)
Payments on debt	(400.0)	—	—
Funds received (paid) for the benefit of members, net	1,031.1	201.1	(687.9)
Other, net	12.1	2.1	(0.3)
Net cash provided by (used in) financing activities	$833.1	$505.1	$(392.7)

Increase (decrease) in cash and cash equivalents	1,554.4	1,093.5	(169.0)
Balance at beginning of period	2,407.0	1,313.5	1,482.5
Balance at end of period	$3,961.4	$2,407.0	$1,313.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$222.3	$217.9	$100.9
Cash paid for interest	$57.3	$51.9	$36.9
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$6.2	$6.1	$11.7
See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015, and 2014
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

As of December 31, 2016, we served approximately 3.9 million members. In 2016, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, New Jersey, New York and South Carolina. We began serving Medicaid members in Arizona effective December 31, 2016 in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of December 31, 2016, we offered Medicare Advantage ("MA") coordinated care plans ("CCPs") in certain counties in Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 50 states and the District of Columbia. We began serving MA members in Arizona effective December 31, 2016 in connection with the acquisition of Care1st Arizona.

Basis of Presentation and Use of Estimates

The consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

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

Reclassifications

Certain reclassifications were made to 2014 and 2015 financial information to conform with 2016 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, “Consolidation (Topic 810).” This update changes how a reporting entity evaluates consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

Index to Consolidated Financial Statements and Schedules

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718)," which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard would have been effective for us beginning January 1, 2017, with early adoption permitted.

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

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $2.2 million for the year ended December 31, 2016 and affected our previously reported first quarter of 2016 results as follows:

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires an entity to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard effective January 1, 2016 and applied it retrospectively to all prior periods. Accordingly, amounts for deferred income tax assets of $34.8 million previously recorded as current are reflected as a reduction to deferred income tax liabilities recorded as noncurrent in the accompanying consolidated balance sheet as of December 31, 2015. These reclassifications did not affect results of operations or stockholders' equity, as previously reported.

Index to Consolidated Financial Statements and Schedules

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

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts", which addresses enhanced disclosure requirements for short-duration insurance contracts. The disclosures required by this update are aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, as well as the timing, frequency and severity of claims. We adopted this standard effective December 31, 2016. The adoption of this standard did not affect our consolidated results of operations, financial position or cash flows.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collective referred to as a "set") is a business.  This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash; a consensus of the FASB Emerging Issues Task Force.”  This update requires entities to reconcile, on the statement of cash flows, changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, and will be applied retrospectively. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230)." This update targets eight specific areas to clarify how these cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material effect on our consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)," which requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial position or cash flows.

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

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the

Index to Consolidated Financial Statements and Schedules

consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. Member premiums are recognized as revenue in the period of service. We estimate, on an on-going basis, the amount of members' billings that may not be collectible based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns and net receivables for member retroactivity and reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $22.7 million and $19.9 million at December 31, 2016 and 2015, respectively. Historically, the provision for uncollectible premiums for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and newborns of our Medicaid members in Arizona, Florida, Georgia, Illinois, Missouri, New Jersey, New York and South Carolina. Effective January 1, 2017, we are also eligible to receive these supplemental premiums in Nebraska. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. We recognize supplemental premium revenue in the period we provide related services to our members. For the years ended December 31, 2016, 2015, and 2014 we recognized approximately $238.7 million, $269.1 million and $278.4 million, respectively, of supplemental Medicaid premium revenue.

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

Medicaid ACA Industry Fee Reimbursement

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA"), imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. We received amendments, written agreements or other documentation from all our state Medicaid customers, that commit them to reimburse us for the portion of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes. Consequently, we recognized $244.9 million, $219.2 million and $124.6 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that

Index to Consolidated Financial Statements and Schedules

year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include risk-adjusted premiums receivable of $99.0 million and $209.2 million as of December 31, 2016 and 2015, respectively.

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

Certain of our Medicaid contracts require us to expend a minimum percentage of premiums on eligible medical benefits expense. To the extent that we expend less than the minimum percentage of the premiums on eligible medical benefits, we are required to refund to the state all or some portion of the difference between the minimum and our actual allowable medical benefits expense. We estimate the amounts due to the state agencies as a return of premium based on the terms of our contracts with the applicable state agency. Historically, we have not experienced material differences between our recorded estimates and the subsequent state agencies settlement amounts.

Our MA and PDP premiums are subject to risk sharing through the CMS Medicare Part D risk corridor provisions. The risk corridor calculation compares our actual experience to the target amount of prescription drug costs, limited to costs under the standard coverage as defined by CMS, less rebates included in our submitted plan year bid. We receive additional premium from CMS if our actual experience is more than 5% above the target amount. We refund premiums to CMS if our actual experience is more than 5% below the target amount. Based on the risk corridor provision and PDP activity-to-date, an estimated risk-sharing receivable or payable is recorded as an adjustment to premium revenue. After the close of the annual plan year, CMS performs the risk corridor calculation and any differences are settled between CMS and our plans. Historically, we have not experienced material differences between the subsequent CMS settlement amount and our recorded estimates.

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect to our results of operations in 2016, 2015 or 2014.

Index to Consolidated Financial Statements and Schedules

A summary of other net payables to government partners is as follows (in millions):

	As of December 31,
	2016	2015
Liability to states under Medicaid minimum medical expense provisions	$(105.9)	$(32.9)
Liability to CMS under risk corridor provision	(190.5)	(136.8)
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(0.3)	(3.0)
Net payables payables to government partners(1)	$(296.7)	$(172.7)

(1) The components of net payables to government partners are classified in the consolidated balance sheets as $6.5 million and $303.2 million in current assets and current liabilities, respectively, as of December 31, 2016, and $172.7 million in current liabilities as of December 31, 2015.

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

Low-Income Cost Sharing Subsidy ("LICS")-For qualifying low income members, CMS reimburses us for all or a portion of the low income member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy-CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy ("CGDS")-CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

Catastrophic reinsurance subsidies and the LICS represent cost reimbursements under the Medicare Part D program. We are fully reimbursed by CMS for costs incurred for these contract elements and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable/held for the benefit of members in the consolidated balance sheets. The receipts and payments between us and CMS are presented on a net basis as financing activity in our consolidated statements of cash flows since we are essentially administering and paying the benefit subsidies on behalf of CMS. Historically, the settlement payments between us and CMS have not been materially different from our estimates. Growth in our PDP and MA membership and high drug unit costs in 2014 resulted in higher benefit payments made on behalf of CMS compared with our bids and compared with prior years, as well as an increase in the CMS risk corridor receivable. Based on our experience in 2014, our 2015 PDP and MA bids reflected significantly higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design, particularly for the catastrophic reinsurance subsidy. However, the level of subsidy payments we made on behalf of CMS compared with our 2015 bids was still significant due to the composition of our 2015 PDP membership, which reflected a higher number of dual-eligible members relative to our overall membership. In November 2016, we received a $556.3 million settlement payment from CMS primarily relating to the LICS and catastrophic reinsurance cost reimbursements for the 2015 Part D plan year, which resulted in a meaningful reduction in our CMS Part D receivable included in our funds receivable for the benefit of members balance.

CGDS advance payments are recorded within Funds receivable/held for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGD, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted prescription drug event data.

Index to Consolidated Financial Statements and Schedules

Funds (payable) receivable for the benefit of members, net consisted of the following (in millions):

	As of December 31,
	2016	2015
Low-income cost sharing subsidy	$47.8	$288.7
Catastrophic reinsurance subsidy	(418.1)	267.7
Coverage gap discount subsidy	12.6	21.2
Funds (payable) receivable for the benefit of members(1)	$(357.7)	$577.6

(1) The components of net funds (payable) receivable for the benefit of members are classified in the consolidated balance sheets as $32.6 million and $390.3 million in current assets and current liabilities, respectively, as of December 31, 2016, and $577.6 million in current assets as of December 31, 2015.

 Medical Benefits Expense and Medical Benefits Payable

The cost of medical benefits is recognized in the period in which services are provided and includes an estimate of the cost of medical benefits incurred but not reported ("IBNR"). Medical benefits expense includes direct medical expenses and certain medically-related administrative costs.

Direct medical expenses include amounts paid or payable to hospitals, physicians, pharmacy benefit managers and providers of ancillary services. Recorded direct medical expenses are reduced by the amount of pharmacy rebates earned, which are estimated based on historical utilization of specific pharmaceuticals, current utilization and contract terms. Pharmacy rebates earned but not yet received from pharmaceutical manufacturers are included in pharmacy rebates receivable in the accompanying consolidated balance sheets. Direct medical expenses may also include reserves for estimated referral claims related to health care providers under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses have not been and are not expected to be significant. Also included in direct medical expense are our estimates for provider settlements due to clarification of contract terms, out-of-network reimbursement, claims payment differences and amounts due to contracted providers under risk-sharing arrangements.

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

Index to Consolidated Financial Statements and Schedules

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

Premium Deficiency Reserves

We evaluate our contracts to determine if it is probable that a loss will be incurred. We establish a premium deficiency reserve ("PDR") when it is probable that expected future medical benefits and administrative expenses will exceed future premiums and reinsurance recoveries for the remainder of a contract period. For purposes of determining a PDR, we do not consider investment income and contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A PDR is recorded as medical benefits expense and in medical benefits payable. Once established, a PDR is reduced over the contract period as an offset to actual losses. We re-evaluate our PDR estimates each reporting period and, if estimated future losses differ from those in the current PDR estimate, we adjust the liability through medical benefits expense, as necessary. We had no PDR liability recorded in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

ACA Industry Fee

The total ACA industry fee levied on the health insurance industry was $8 billion in 2014 and $11.3 billion in both 2015 and 2016, increasing to $14.3 billion in 2018. After 2018, the industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017.

The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate since inception. The initial estimated liability for each year is accrued as of January 1, with a corresponding deferred expense asset that is amortized over 12 months to expense on a straight line basis. The fee is payable by September 30 of each year. We incurred $228.4 million, $227.3 million and $137.7 million of such fees in 2016, 2015 and 2014, respectively. We have received amendments, written agreements or other documentation from all our Medicaid state customers, that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. See discussion under "Premium Revenue Recognition and Premiums Receivable."

Equity-Based Employee Compensation

During the second quarter of 2013, our stockholders approved the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). Upon approval of the 2013 Plan, a total of 2,500,000 shares of our common stock were available for issuance pursuant to the 2013 Plan, minus any shares subject to outstanding awards granted on or after January 1, 2013, under our 2004 Equity Incentive Plan ("the Prior Plan"). In addition, shares subject to awards forfeited under the Prior Plan will become available for issuance under the 2013 Plan. No further awards are permitted to be granted under our Prior Plan.

Certain of our employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of equity awards granted pursuant to the 2013 Plan. We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity and performance-based cash awards, depending on job level. The Compensation Committee of our board of directors (the "Compensation Committee") has sole discretion of the ultimate funding and payout of certain performance awards under the LTI program.

The Compensation Committee awards certain equity-based compensation under our stock plans, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"), each of which is described below:

Index to Consolidated Financial Statements and Schedules

RSUs - For each RSU granted, employees receive one share of common stock, net of taxes withheld at the statutory minimum, at the end of the vesting period. RSUs typically vest one to three years from the date of grant. We estimate compensation cost for RSUs based on the grant date fair value, which is based on the closing price of our common stock on the date of grant, and recognize the expense ratably over the vesting period of the award.

PSUs - The actual number of common stock shares earned upon vesting will range from zero shares up to 200% of the target award, depending on the award date, the target award amounts for the PSU awards and our achievement of certain financial, market-based and quality-based performance goals set by the Compensation Committee at its sole discretion. PSUs generally cliff-vest 3 years from the grant date based on the achievement of the performance goals and conditioned on the employee's continued service through the vesting date. The number of shares earned by the participant are generally paid net of taxes withheld at the statutory minimum.

The Compensation Committee has awarded two variations of PSUs, including:

•
Financial and Quality Performance Goals: Certain of our PSUs are subject to variable accounting as they do not have a grant date fair value for accounting purposes due to the subjective nature of the terms of the PSUs, which precludes a mutual understanding of the key terms and conditions. We recognize expense for PSUs ultimately expected to vest over the requisite service period based on our estimates of progress made towards the achievement of the predetermined performance measures and changes in the market price of our common stock. In March 2016, we issued certain PSUs whereby a mutual understanding of key terms and conditions exist; therefore, for these awards we estimate compensation cost based on the grant date fair value, as well as our estimate of the performance outcome, and recognize the expense ratably over the vesting period of the award with cumulative changes in expense recognized in periods in which performance conditions change or are ultimately met.

•
Market Based Goals: Beginning in 2016, we issued certain PSUs, which are subject to a market condition (total shareholder return relative to industry peer companies or prescribed stock price growth) and we estimate compensation cost based on the grant date fair value and recognize the expense ratably over the vesting period of the award. For these PSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. PSUs expected to vest are recognized as expense either on a straight-line or accelerated basis, depending on the award structure, over the vesting period.

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

Medicaid Premium Taxes

Premiums related to our Medicaid contracts with Georgia, Hawaii, Kentucky, New Jersey and New York are subject to an assessment or tax on Medicaid premiums. The premium revenues we receive from these states include the premium assessment. We have reported premium taxes on a gross basis, as premium revenue and as premium tax expense in the consolidated statements of income. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $110.0 million, $94.7 million and $76.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Index to Consolidated Financial Statements and Schedules

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

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment ("OTTI") in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. We did not realize any OTTI for the years ended December 31, 2016, 2015 or 2014.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, net, are comprised of receivables relating to advances to providers, prepaid premium taxes, pharmaceutical coverage gap discounts receivable and other prepaid expenses and current assets. Beginning in 2016, the balance also includes utilization performance guarantee program receivables from our new pharmacy benefit manager.

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

Goodwill and Other Intangible Assets

Our acquisitions typically result in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2016 and 2015 was $392.5 million and $263.2 million, respectively. Goodwill attributable to our Medicaid reporting unit was $282.1 million and $152.8 million at December 31, 2016 and 2015, while the goodwill attributable to our MA reporting unit was $110.4 million at both December 31, 2016 and 2015. Medicaid Health Plans goodwill, as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. We anticipate that goodwill will be allocated to the Medicare Health Plans segment and/or certain other acquired intangible assets upon completion of our valuation procedures. Refer to Note 3 – Acquisitions and Divestitures for additional discussion of the Care1st acquisition.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2016, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

Other intangible assets resulting from our acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting units for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in

Index to Consolidated Financial Statements and Schedules

circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2016 and 2015, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during 2016 or 2015.

During 2014, we recognized impairments totaling approximately $19.7 million relating to the partial impairment of certain intangible assets recorded in conjunction with the 2012 acquisition of Easy Choice Health Plan, Inc. and the full impairment of intangible assets associated with the purchase of certain assets from a small health plan in 2012. These impairments were included in Impairment and other charges in the consolidated statement of comprehensive income for the year ended December 31, 2014.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are primarily comprised of liabilities relating to pharmacy benefit administration, accrued salaries and incentive compensation, consulting contract obligations, and other miscellaneous current liabilities. As of December 31, 2016, our accounts payable and accrued expenses included a $189.3 million pharmacy benefit administration liability, compared with $93.5 million for such liability as of December 31, 2015.

3. ACQUISITIONS AND DIVESTITURES

Pending Acquisitions

In December 2016, we entered into a definitive agreement to acquire certain assets, including Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"), a wholly owned managed care subsidiary of Tenet Healthcare. PHP provides health benefits primarily to more than 50,000 Medicaid beneficiaries in Maricopa County, Arizona. The transaction is expected to close by the second quarter of 2017, pending regulatory approvals and the satisfaction of other customary closing conditions. The transaction is expected to be funded with available cash on hand.

In November 2016, we entered into an agreement with Universal American Corp. ("UAM"), to acquire all of the outstanding stock of UAM in an all cash transaction valued at approximately $800.0 million. As of September 30, 2016, UAM served approximately 69,000 MA members in Texas and approximately 45,000 members in the northeast, primarily New York. In addition, UAM partnered with Accountable Care Organizations in 11 states as of September 30, 2016, six of which were in WellCare MA markets. The transaction is expected to be funded with available cash on hand and to close by the second quarter of 2017, pending regulatory approvals and the satisfaction of other customary closing conditions.

Care1st Arizona Acquisition

On December 31, 2016, we completed the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, “Care1st Arizona”), from Care1st Health Plan, an affiliate of Blue Shield of California. The purchase price was approximately $163.8 million, inclusive of statutory capital and subject to certain adjustments. Care1st Arizona provides Medicaid and Medicare benefits to approximately 117,000 and 2,000 beneficiaries, respectively, in Maricopa and Pima counties, Arizona’s largest geographic service areas.
Due to the timing of the acquisition date, we have performed limited valuation procedures, and the valuation of assets and liabilities assumed and recorded are subject to change. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Index to Consolidated Financial Statements and Schedules

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$121.6
Prepaid expenses and other current assets, net	16.5
Property, equipment and capitalized software, net	1.5
Goodwill(1)	102.7
Restricted investments	32.5
Deferred tax asset	1.4
Estimated total assets acquired	$276.2

Medical benefits payable	$(37.3)
Unearned premiums	(2.2)
Accrued payable and accrued expenses	(12.2)
Other payables to government partners	(60.7)
Estimated fair value of liabilities assumed	$(112.4)
Estimated fair value of net assets acquired	$163.8

(1) We recorded $102.7 million of goodwill for the excess of the purchase price over the preliminary fair value of net assets as of the acquisition date. The goodwill is not deductible for income tax purposes. The assignment of goodwill to our respective segments has not been completed at this time. Due to the timing of the acquisition date, we have not completed our valuation of the acquired intangible assets; therefore the value of these assets, net of the associated deferred tax liability, is currently included within goodwill in our consolidated balance sheet as of December 31, 2016. We preliminarily expect the acquired intangible assets to include membership, provider contracts, and trade names.

Given that the transaction was completed on December 31, 2016, Care1st Arizona's 2016 results of operations were not significant to our consolidated statement of comprehensive income for the year ended December 31, 2016.

Advicare Acquisition

In June 2016, we completed the acquisition of certain assets of Advicare Corp. ("Advicare"), a managed care organization that provides Medicaid benefits in South Carolina. The acquired assets primarily relate to members who were transferred to our Medicaid plan in South Carolina, as well as certain provider agreements.

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

Index to Consolidated Financial Statements and Schedules

Windsor Acquisition

On January 1, 2014, we acquired all of the outstanding stock of Windsor Health Group, Inc. ("Windsor") from Munich Health North America, Inc., a part of Munich Re Group ("Munich"). We included the results of Windsor's operations from the date of acquisition in our consolidated financial statements.

Based on the final purchase price allocation, we allocated $195.3 million of the purchase price to identifiable tangible net assets and $54.3 million of the purchase price to identifiable intangible assets, which had a weighted average amortization period of 11.5 years. We paid $17.2 million associated with the final purchase price settlement during 2015.

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

Sterling Life Insurance Company Divestiture

On July 1, 2015, we completed the divestiture of Sterling Life Insurance Company ("Sterling"), our Medicare Supplement business that we acquired as part of the Windsor transaction. The transaction did not have a material effect on our results of operations, financial position or cash flows.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Kentucky	18%	19%	18%
Florida	18%	17%	14%
Georgia	11%	12%	13%

In December 2016, we entered into a contract amendment with the Kentucky Department of Medicaid Services that renewed our participation in the Kentucky Medicaid program through June 30, 2017, and included three additional one-year renewal periods upon mutual agreement.
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

Index to Consolidated Financial Statements and Schedules

In 2016, the Georgia Department of Community Health (“Georgia DCH”) extended our current Georgia Medicaid contract through June 30, 2017, through the addition of two six-month renewal periods. We have entered a new contract with Georgia DCH and anticipate services under that contract would commence on July 1, 2017, with an initial one-year term and four additional one-year renewal options at Georgia DCH's discretion. The new contract is subject to approval by CMS.

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

	For the Years Ended December 31,
	2016	2015	2014
Premium revenue:
Medicaid Health Plans	$9,499.3	$9,074.3	$7,773.9
Medicare Health Plans	3,876.6	3,898.8	3,963.2
Medicare PDPs	845.0	901.7	1,178.4
Total premium revenue	14,220.9	13,874.8	12,915.5
Medical benefits expense:
Medicaid Health Plans	8,188.5	7,866.8	6,853.1
Medicare Health Plans	3,278.5	3,401.7	3,506.9
Medicare PDPs	622.4	710.0	1,095.2
Total medical benefits expense	12,089.4	11,978.5	11,455.2
ACA industry fee expense:
Medicaid Health Plans	148.0	135.1	81.6
Medicare Health Plans	64.2	68.7	44.7
Medicare PDPs	16.2	23.5	11.4
Total ACA industry fee expense	228.4	227.3	137.7
Gross margin:
Medicaid Health Plans	1,162.8	1,072.4	839.2
Medicare Health Plans	533.9	428.4	411.6
Medicare PDPs	206.4	168.2	71.8
Total gross margin	1,903.1	1,669.0	1,322.6
Investment and other income	16.2	15.4	44.4
Other expenses (1)	(1,389.8)	(1,348.3)	(1,218.7)
Income from operations	$529.5	$336.1	$148.3

(1)
Other expenses includes selling, general and administrative expenses, Medicaid Premium taxes, depreciation and amortization, interest and impairment and other charges. Other expenses, net for 2015 also includes the gain on the Sterling divestiture.

5. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average common shares outstanding — basic	44,248,778	44,057,579	43,864,367
Dilutive effect of outstanding stock-based compensation awards	370,811	333,453	299,234
Weighted-average common shares outstanding — diluted	44,619,589	44,391,032	44,163,601
Anti-dilutive stock-based compensation awards excluded from computation	14,867	65,839	30,217

6. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Auction rate securities	$13.8	$—	$(1.4)	$12.4
Corporate debt and other securities	70.5	—	—	70.5
Money market funds	52.8	—	—	52.8
Municipal securities	39.9	0.1	(0.1)	39.9
U.S. government securities	1.0	—	—	1.0
Variable rate bond fund	5.0	—	(0.1)	4.9
Total	$183.0	$0.1	$(1.6)	$181.5
December 31, 2015
Auction rate securities	$34.0	$—	$(2.3)	$31.7
Corporate debt and other securities	121.4	—	(0.4)	121.0
Money market funds	45.9	—	—	45.9
Municipal securities	46.0	0.4	(0.1)	46.3
U.S. government securities	7.1	—	—	7.1
Variable rate bond fund	85.1	—	(0.9)	84.2
Total	$339.5	$0.4	$(3.7)	$336.2

Index to Consolidated Financial Statements and Schedules

Contractual maturities of long-term available-for-sale investments at December 31, 2016 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$12.4	$—	$—	$—	$12.4
Corporate debt and other securities	70.5	51.8	18.7	—	—
Money market funds	52.8	52.8	—	—	—
Municipal securities	39.9	13.7	19.6	6.6	—
U.S. government securities	1.0	1.0	—	—	—
Variable rate bond fund	4.9	4.9	—	—	—
Total	$181.5	$124.2	$38.3	$6.6	$12.4

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

Excluding investments in U.S. government securities, we are not exposed to any significant concentration of credit risk in our fixed maturities portfolio. Our long-term investments include $12.4 million estimated fair value of municipal note securities with an auction reset feature ("auction rate securities"), which have been in an unrealized loss position for more than twelve months. As of December 31, 2016, one auction rate security with an aggregate par value of $2.2 million has an investment grade security credit rating and one auction rate security with a par value of $11.6 million has a credit rating below investment grade. Our auction rate securities are covered by government guarantees or municipal bond insurance and we have the ability and intent to hold these securities until maturity or market stability is restored. Accordingly, although we do not believe our auction rate securities are impaired and we have not recorded an other-than-temporary impairment as of December 31, 2016, it could take until the final maturity of the underlying securities to realize our investments' recorded value. In October 2016, $20.1 million of our auction rate securities, which had an estimated fair value of $18.8 million as of December 31, 2015, were redeemed by the issuer at par value.

During the years ended December 31, 2016, 2015, and 2014, we sold available-for-sale investments totaling $142.2 million, $64.6 million and $151.9 million, respectively. Realized gains and losses resulting from these sales were not material for any of these years. Additionally, we did not realize any OTTI for any of these years.

7. RESTRICTED INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash	$92.1	$—	$—	$92.1
Certificates of deposit	0.2	—	—	0.2
Money market funds	67.8	—	—	67.8
U.S. government securities	74.3	—	(0.1)	74.2
Total	$234.4	$—	$(0.1)	$234.3
December 31, 2015
Cash	$3.2	$—	$—	$3.2
Certificates of deposit	1.1	—	—	1.1
Money market funds	67.5	—	—	67.5
U.S. government securities	124.3	—	(0.1)	124.2
Total	$196.1	$—	$(0.1)	$196.0

Realized gains or losses related to sales and redemptions of restricted investments were not material for the years ended December 31, 2016, 2015, or 2014.

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation are as follows:

	December 31,
	2016	2015
Leasehold improvements	$30.1	$26.5
Computer equipment	110.6	96.7
Capitalized software	425.2	339.9
Furniture and equipment	32.7	28.8
	598.6	491.9
Less accumulated depreciation	(324.1)	(247.1)
Total property and equipment, net	$274.5	$244.8

We recognized depreciation expense on property, equipment and capitalized software of $77.2 million, $62.0 million, and $46.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, including depreciation expense on capitalized software of $57.6 million, $43.7 million, and $30.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in expense reflects increased additions to capitalized software and computer equipment during 2015 and 2014 resulting from investments in our information technology infrastructure.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable segment is as follows for 2016 and 2015:

	Medicaid Health Plans	Medicare Health Plans	Total
Balance as of December 31, 2014	$152.8	$110.4	$263.2
Acquisitions and acquisition related adjustments	—	—	—
Balance as of December 31, 2015 (1)	152.8	110.4	263.2
Acquisitions and acquisition related adjustments (2)	129.3	—	129.3
Balance as of December 31, 2016 (1) (2)	$282.1	$110.4	$392.5

(1) Cumulative impairment charges relating to goodwill were $78.3 million as of December 31, 2016 and 2015, which related to goodwill assigned to our Medicare Health Plans reporting unit which we impaired during 2008.
(2) Medicaid Health Plans goodwill, as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. We anticipate that goodwill will be allocated to the Medicare Health Plans segment and/or certain other acquired intangible assets upon completion of our valuation procedures. Refer to Note 3 – Acquisitions and Divestitures for additional discussion of the Care1st Arizona acquisition.

Index to Consolidated Financial Statements and Schedules

Other intangible assets as of December 31, 2016 and 2015, and the related weighted-average amortization periods as of December 31, 2016, are as follows:

	As of December 31,
	2016				2015
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.0	$8.4	$(3.7)	$4.7	$8.1	$(3.3)	$4.8
Licenses and permits	15.0	5.1	(3.6)	1.5	5.6	(3.6)	2.0
Trademarks and tradenames	15.0	11.4	(9.8)	1.6	11.4	(9.1)	2.3
Membership and state contracts	12.1	94.3	(29.8)	64.5	89.9	(21.7)	68.2
Other	6.3	4.2	(2.4)	1.8	4.2	(1.5)	2.7
Total other intangible assets (1)	12.5	$123.4	$(49.3)	$74.1	$119.2	$(39.2)	$80.0

(1) Our other intangible assets, net balance, and the projected amortization below, exclude any acquired intangible assets resulting from our Care1st Arizona acquisition, as we have not completed our valuation of these assets as of the date of this filing; therefore the value of these assets, net of the associated deferred tax liability, is currently included within goodwill in our consolidated balance sheet as of December 31, 2016. Refer to Note 3 – Acquisitions and Divestitures for additional discussion of the Care1st Arizona acquisition.

We recorded amortization expense of $10.4 million, $10.6 million, and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2016 is as follows:

Expected Amortization Expense
2017	$10.1
2018	9.4
2019	9.1
2020	8.9
2021	8.8
2022 and thereafter	27.8
Total(1)	$74.1

Index to Consolidated Financial Statements and Schedules

10. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	December 31, 2016	December 31, 2015
Current portion of long-term debt:
Term loan	$—	$300.0
Debt issuance costs	—	(0.5)
Total current portion of long-term debt	$—	$299.5
Long-term debt:
5.75% Senior Notes, net of unamortized debt premium	$909.6	$912.1
2016 Revolving Credit Facility	100.0	—
Debt issuance costs	(12.0)	(12.5)
Total long-term debt	$997.6	$899.6
Total debt	$997.6	$1,199.1

Senior Notes due 2020

In June 2015, we completed the offering and sale of $300.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "Senior Notes") pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest, and resulted in a debt premium of $13.5 million, which is being amortized over the remaining term of the Senior Notes. Interest is payable on May 15 and November 15 of each year and is computed on the basis of a 360-day year comprised of twelve 30-day months. As of December 31, 2016, our outstanding Senior Notes totaled $909.6 million, including $9.6 million of unamortized debt premium, inclusive of our Senior Notes described above as well as $600.0 million aggregate principal amount issued in November 2013.

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

Index to Consolidated Financial Statements and Schedules

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

The Senior Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2016 based on their November 2020 maturity date.

2016 Credit Agreement

In January 2016, we entered into a senior unsecured revolving credit facility (the "2016 Credit Agreement"), which provides for a senior unsecured revolving loan facility (the "2016 Revolving Credit Facility"), with an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. The 2016 Credit Agreement provides for the 2016 Revolving Credit Facility of up to $850.0 million (the loans thereunder, the “Revolving Credit Loans”), of which up to $150.0 million is available for letters of credit. The 2016 Credit Agreement also provides that we may, at our option, increase the aggregate amount of the 2016 Revolving Credit Facility and/or obtain incremental term loans in an amount up to$200.0 million without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. Unutilized commitments under the 2016 Credit Agreement are subject to a fee of 0.25% to 0.35% depending upon our ratio of total net debt to cash flow.

At the closing of the 2016 Credit Agreement, $200.0 million of the 2016 Revolving Credit Facility was drawn upon and, along with $100.0 million in cash, used to repay our $300.0 million term loan issued in 2014 under our prior credit agreement, which was terminated. Borrowings under the Revolving Credit Loans may be used for general corporate purposes, including, but not limited to, working capital, organic growth and acquisitions. In September 2016, we repaid $100.0 million of the original $200.0 million borrowed under the 2016 Revolving Credit Facility, and as a result, $100.0 million remained outstanding as a component of our long-term debt as of December 31, 2016. Commitments under the 2016 Revolving Credit Facility expire on January 8, 2021, and any amounts outstanding under the 2016 Revolving Credit Facility will be payable in full at that time. The interest rate on the outstanding amount of the 2016 Credit Facility was 2.25% as of December 31, 2016.

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

Index to Consolidated Financial Statements and Schedules

immediately to repay all amounts outstanding under the 2016 Credit Agreement. Lenders holding at least 50% of the loans and commitments under the 2016 Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the 2016 Credit Agreement upon the occurrence and during the continuation of an event of default.

As of December 31, 2016, and as of the date of this filing, we were in compliance with all covenants under both the Senior Notes and the 2016 Credit Agreement.

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data: We hold investments in auction rate securities, designated as available for sale and reported at fair value. We continue to receive interest payments on the auction rate securities we hold. Based on our analysis of anticipated cash flows, we have determined that it is more likely than not that we will be able to hold these securities until maturity or until market stability is restored. Based on this, we do not believe our auction rate securities are impaired, and as a result, we have not recorded any impairment losses for our auction rate securities. At December 31, 2016, the auction rate securities had par values of $13.8 million, compared with $34.0 million as of December 31, 2015. The decline in the balance resulted from the October 2016 redemption of $20.1 million of our auction rate securities by the issuer, which had an estimated fair value of $18.8 million as of December 31, 2015. As these securities are believed to be in an inactive market, we have estimated the fair value of these securities using a discounted cash flow model and update these estimates on a quarterly basis. Our analysis considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows and the capital adequacy and expected cash flows of the subsidiaries that hold the securities. Significant unobservable inputs used in the discounted cash flow model include the projected average market coupon rate based on the indenture for each security, as well as individual security credit risk. The fair values of auction rate securities are based on an approach that relies heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy.

We determine transfers between levels at the end of the reporting period. No transfers between levels occurred during the years ended December 31, 2016 and 2015.

Index to Consolidated Financial Statements and Schedules

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$3.3	$—	$3.3	$—
Auction rate securities	12.4	—	—	12.4
Corporate debt securities	67.2	—	67.2	—
Money market funds	52.8	52.8	—	—
Municipal securities	39.9	—	39.9	—
U.S. government and agency obligations	1.0	1.0	—	—
Variable rate bond fund	4.9	4.9	—	—
Total investments	$181.5	$58.7	$110.4	$12.4

Restricted investments:
Cash	92.1	92.1	—	—
Certificates of deposit	0.2	—	0.2	—
Money market funds	67.8	67.8	—	—
U.S. government and agency obligations	74.2	74.2	—	—
Total restricted investments	$234.3	$234.1	$0.2	$—

Index to Consolidated Financial Statements and Schedules

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$17.2	$—	$17.2	$—
Auction rate securities	31.7	—	—	31.7
Corporate debt securities	103.8	—	103.8	—
Money market funds	45.9	45.9	—	—
Municipal securities	46.3	—	46.3	—
U.S. government securities	7.1	7.1	—	—
Variable rate bond fund	84.2	84.2	—	—
Total investments	$336.2	$137.2	$167.3	$31.7

Restricted investments:
Money market funds	$67.5	$67.5	$—	$—
Cash	3.2	3.2	—	—
Certificates of deposit	1.1	—	1.1	—
U.S. government securities	124.2	124.2	—	—
Total restricted investments	$196.0	$194.9	$1.1	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the years ended December 31, 2016, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2016	December 31, 2015	December 31, 2014
Balance as of January 1	$31.7	$32.3	$31.8
Realized gains (losses) in earnings	—	—	—
Changes in net unrealized gains and losses in other comprehensive income	0.9	(0.5)	0.5
Purchases, sales and redemptions	(20.2)	(0.1)	—
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$12.4	$31.7	$32.3

Index to Consolidated Financial Statements and Schedules

Debt

The following table presents the carrying value and fair value of our long-term debt outstanding as of December 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - December 31, 2016	$997.6	$927.0	$96.2	$—
Long-term debt - December 31, 2015	899.6	931.5	—	—

The fair value of our Senior Notes was determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our 2016 Revolving Credit Facility was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities; therefore, these would be classified within Level 2 of the fair value hierarchy. The carrying value of our Term Loan outstanding at December 31, 2015 approximated the fair value; therefore, the carrying value and fair value were excluded from the table above.

12. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

(in millions)	As of December 31, 2016	% of Total	As of December 31, 2015	% of Total
IBNR	$1,141.9	68%	$1,187.9	77%
Other medical benefits payable	548.6	32%	348.1	23%
Total medical benefits payable	$1,690.5	100%	$1,536.0	100%

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans			Medicare Health Plans			Medicare PDPs			Consolidated
	(in millions)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Beginning balance	$1,040.2	$957.8	$616.5	$473.9	$461.3	$324.1	$21.9	$64.7	$12.8	$1,536.0	$1,483.8	$953.4
Acquisitions (divestitures)	37.3	—	—	—	(9.5)	86.4	—	—	20.6	37.3	(9.5)	107.0
Medical benefits incurred related to:
Current year	8,404.2	8,012.4	6,861.0	3,332.9	3,445.2	3,519.1	637.0	731.9	1,101.3	12,374.1	12,189.5	11,481.4
Prior years	(215.7)	(145.6)	(7.9)	(54.4)	(43.5)	(12.2)	(14.6)	(21.9)	(6.1)	(284.7)	(211.0)	(26.2)
Total	8,188.5	7,866.8	6,853.1	3,278.5	3,401.7	3,506.9	622.4	710.0	1,095.2	12,089.4	11,978.5	11,455.2
Medical benefits paid related to:
Current year	(7,431.4)	(7,042.0)	(5,952.3)	(2,901.3)	(3,011.0)	(3,100.7)	(592.3)	(710.0)	(1,036.6)	(10,925.0)	(10,763.0)	(10,089.6)
Prior years	(698.8)	(742.4)	(559.5)	(341.1)	(368.6)	(355.4)	(7.3)	(42.8)	(27.3)	(1,047.2)	(1,153.8)	(942.2)
Total	(8,130.2)	(7,784.4)	(6,511.8)	(3,242.4)	(3,379.6)	(3,456.1)	(599.6)	(752.8)	(1,063.9)	(11,972.2)	(11,916.8)	(11,031.8)
Ending balance	$1,135.8	$1,040.2	$957.8	$510.0	$473.9	$461.3	$44.7	$21.9	$64.7	$1,690.5	$1,536.0	$1,483.8

Index to Consolidated Financial Statements and Schedules

Medical benefits payable recorded developed favorably by approximately $284.7 million, $211.0 million, and $26.2 million in 2016, 2015 and 2014, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits expense recorded developed favorably by approximately $154.3 million and $78.1 million in 2016 and 2015, respectively, and unfavorably by $48.1 million in 2014. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The favorable development recognized in 2016 was primarily in our Medicaid Health Plans segment and, to a lesser extent, in our Medicare Health Plans segment and resulted primarily due to a number of operational and clinical initiatives planned and executed, throughout 2015, that contributed to favorable completion factor development as well as better than expected pharmacy and medical trends. These two key assumptions were influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected. The favorable development recognized in 2015 was primarily due to lower than expected utilization in our Medicaid Health Plans segment, and to a lesser extent our Medicare Health Plans segment. The unfavorable development in 2014 was due to higher than expected medical services in our Medicaid Health Plans and Medicare Health Plan segments that were not discernible until the effect became clearer over time as claim payments were processed.

Our Care1st Arizona and Windsor acquisitions in 2016 and 2014, respectively, resulted in increases to medical benefits payable as of the effective date of each acquisition. The Sterling divestiture in 2015 resulted in a decrease to medical benefits expense as of the effective date of the divestiture. See Note 3, Acquisitions and Divestitures, for additional information.

The following is information about incurred and paid claims development, by segment and consolidated, as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the year ended December 31, 2015 is presented as supplementary information and unaudited where indicated. The reported cumulative claims below represent billed services rendered to health plan members that are submitted for payment according to industry standards.

Medicaid Health Plans (in millions)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2016
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2015 (unaudited)	2016
2015	$8,012.4	$7,817.5	$89.8	59.6
2016(1)		8,437.4	1,006.0	60.0
	Total	$16,254.9

(1)-Incurred amounts for 2016 include $37.3 million of medical benefits payable liabilities, net of a $4.1 million reinsurance receivable, acquired from Care1st Arizona. Refer to Note 3 – Acquisitions and Divestitures for additional discussion of the Care1st Arizona acquisition.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2015 (unaudited)	2016
2015	$(7,042.0)	$(7,727.7)
2016		(7,431.4)
	Total	$(15,159.1)
	All outstanding liabilities before 2015, net of reinsurance	35.9
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$1,131.7

Index to Consolidated Financial Statements and Schedules

Medicare Health Plans (in millions)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2016
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2015 (unaudited)	2016
2015	$3,435.7	$3,396.8	$33.3	22.4
2016		3,332.9	431.6	21.4
	Total	$6,729.7

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2015 (unaudited)	2016
2015	$(3,011.0)	$(3,363.5)
2016		(2,901.3)
	Total	$(6,264.8)
	All outstanding liabilities before 2015, net of reinsurance	45.1
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$510.0

Medicare PDPs (in millions)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2016
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2015 (unaudited)	2016
2015	$731.9	$717.3	$—	48.0
2016		637.0	44.7	47.8
	Total	$1,354.3

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2015 (unaudited)	2016
2015	$(710.0)	$(717.3)
2016		(592.3)
	Total	$(1,309.6)
	All outstanding liabilities before 2015, net of reinsurance	—
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$44.7

Index to Consolidated Financial Statements and Schedules

Consolidated (in millions)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2016
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2015 (unaudited)	2016
2015	$12,180.0	$11,931.6	$123.1	130.0
2016(1)		12,407.3	1,482.3	129.2
	Total	$24,338.9

(1)- Incurred amounts for 2016 include $37.3 million of medical benefits payable liabilities, net of a $4.1 million reinsurance receivable, acquired from Care1st Arizona. Refer to Note 3 – Acquisitions and Divestitures for additional discussion of the Care1st Arizona acquisition.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2015 (unaudited)	2016
2015	$(10,763.0)	$(11,808.5)
2016		(10,925.0)
	Total	$(22,733.5)
	All outstanding liabilities before 2015, net of reinsurance	81.0
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$1,686.4

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

December 31, 2016

Net Outstanding Liabilities
Medicaid Health Plans	$1,131.7
Medicare Health Plans	510.0
Medicare PDPs	44.7
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$1,686.4

Reinsurance Recoverable	4.1

Total gross liability for unpaid claims and claim adjustment expense	$1,690.5

Index to Consolidated Financial Statements and Schedules

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

Corporate Integrity Agreement

We operated under a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG-HHS") beginning on of April 26, 2011. On January 27, 2017, we received notification from OIG-HHS that the Corporate Integrity Agreement had terminated.

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied.  All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The appellate court affirmed the convictions in August 2016. The fifth individual is scheduled to be tried in September 2017.

Index to Consolidated Financial Statements and Schedules

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $229.8 million from the inception of the investigations through December 31, 2016. We incurred $18.7 million, $25.2 million and $30.0 million of these legal fees and related expenses during the years ended December 31, 2016, 2015 and 2014, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Index to Consolidated Financial Statements and Schedules

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, vendor disputes and provider disputes regarding payment of claims. In addition, we are involved in litigation related to our pending acquisition of Universal American Corp. Some of these actions seek monetary damages, including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to these litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any of these currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Operating Leases

We recorded rental expense of $30.7 million, $30.0 million, and $25.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2016 are as follows:

Minimum Lease Payments
2017	$32.3
2018	28.7
2019	22.4
2020	18.7
2021	17.0
2022 and thereafter	20.4
Total	$139.5

14. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return, combined state income tax returns, and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense:

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$251.6	$161.2	$105.1
State	24.2	11.3	15.1
	275.8	172.5	120.2
Deferred:
Federal	12.8	42.9	(5.7)
State	(1.2)	2.1	(0.4)
	11.6	45.0	(6.1)
Total income tax expense	$287.4	$217.5	$114.1

Index to Consolidated Financial Statements and Schedules

A reconciliation of income tax at the statutory federal rate of 35% to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Income tax expense at statutory federal rate	$185.3	$117.6	$62.2
Adjustments resulting from:
State income tax, net of federal benefit	14.4	9.5	9.4
Tax exempt bargain purchase gain	—	—	(10.3)
Unrecognized tax benefits	9.5	3.5	3.8
Non-deductible amounts related to investigation resolution	—	—	0.1
Non-deductible ACA industry fees	79.9	79.6	48.2
Other, net	(1.7)	7.3	0.7
Total income tax expense	$287.4	$217.5	$114.1

Our effective income tax rate on pre-tax income was 54.3% for the year ended December 31, 2016, compared with 64.7% for the year ended December 31, 2015 and 64.2% for the year ended December 31, 2014. The rate decline during 2016 was primarily driven by the relationship between the non-deductible ACA fee to a higher level of income before income taxes and the adoption of ASU 2016-09 "Compensation—Stock Compensation (Topic 718)," which was reflected as of January 1, 2016. Our effective tax rate for the year ended December 31, 2016 also includes the favorable effect of the recognition of certain previously unrecognized tax benefits, discussed below.

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2016	2015
Medical and other benefits discounting	$15.2	$15.7
Unearned premium discounting	0.2	2.1
Allowance for doubtful accounts	19.2	14.7
Stock-based compensation	15.5	9.5
Net operating losses	11.2	6.1
Accrued expenses and other	11.3	24.1
Total deferred tax assets	72.6	72.2
Valuation allowance	(8.8)	(6.1)
Net deferred tax assets	63.8	66.1
Deferred tax liabilities:
Goodwill, other intangible assets and property and equipment	(0.6)	(12.6)
Software development costs	(114.7)	(91.6)
Prepaid assets	(11.9)	(14.5)
Total deferred tax liabilities	(127.2)	(118.7)
Net deferred tax liability (1)	$(63.4)	$(52.6)

(1)- In accordance with ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," the net deferred tax liabilities as of December 31, 2016 and 2015 are presented as noncurrent in the accompanying consolidated balance sheets.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances relate to future benefits on certain state net operating loss carryforwards which expire beginning with the 2016 tax year through 2035.

Index to Consolidated Financial Statements and Schedules

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code section 162(m)(6). We believe there is support that the deduction limitations do not apply to the Company and we have reflected deductions totaling $28.9 million and $9.7 million, gross before the effect of taxes, for such compensation during 2016 and 2015, respectively. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review. Therefore, we have recognized a cumulative liability with respect to this issue amounting to $22.2 million and $14.0 million at December 31, 2016 and 2015, respectively. The unrecognized tax benefit, if recognized, would reduce the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2016	2015
Gross unrecognized tax benefits, beginning of period	$14.0	$10.4
Gross increases:
Prior year tax positions	0.7	—
Current year tax positions	11.4	3.6
Gross decreases:
Prior year settlements	—	—
Prior year tax positions	(2.6)	—
Statute of limitations lapses	—	—
Gross unrecognized tax benefits, end of period	$23.5	$14.0

During June 2016, the IRS completed its audit of our 2014 consolidated income tax return, which effectively settled the 2014 tax year. Accordingly, we recognized $2.6 million of previously unrecognized tax benefits resulting from our IRC section 162(m)(6) tax position during the year ended December 31, 2016, which had the effect of reducing our income tax expense and effective tax rate.

We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months as a result of audit settlements.

We file our income tax returns in the U.S. federal jurisdiction and various states. We currently participate in the Compliance Assurance Program ("CAP") with the IRS. Under CAP, the IRS undertakes audit procedures during the tax year and as the return is prepared for filing. The IRS has concluded its CAP review of our 2014 tax return as well as all the prior years. We expect the IRS will conclude its CAP review of our 2015 tax return in 2017. We are no longer subject to state and local tax examinations prior to 2012. As of December 31, 2016, we are not aware of any material proposed adjustments.

15. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $35.5 million, $20.2 million and $15.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we expect $42.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of estimated forfeitures, to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation cost for our PSUs, which are subject to variable accounting, was determined based on the closing common stock price of $137.08 as of December 31, 2016 and amounted to approximately $14.8 million of the total unrecognized compensation. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2016, 2015 and 2014 were $100.07, $97.69 and $64.49, respectively. The total fair value of all shares vested during the year ended December 31, 2016 was $24.4 million. We generally repurchase vested shares from our employees to satisfy our tax withholding requirements, at the statutory minimum, and then retire the repurchased shares.

Index to Consolidated Financial Statements and Schedules

Restricted Stock Units

A summary of the activity for our RSU awards for the year ended December 31, 2016 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2016	290,619	$73.00
Granted	177,968	98.00
Vested	(149,016)	68.96
Forfeited and expired	(43,645)	80.60
Outstanding as of December 31, 2016	275,926	90.08

Performance Stock Units

A summary of the activity for our PSU awards for the year ended December 31, 2016 is presented in the table below.

	PSUs	Weighted Average Award-Issuance Fair Value
Outstanding as of January 1, 2016	395,899	$72.01
Granted	274,218	101.41
Vested	(63,729)	62.08
Forfeited and expired	(134,536)	74.63
Outstanding as of December 31, 2016	471,852	89.68

Market Stock Units

A summary of the activity for our MSU awards for the year ended December 31, 2016 is presented in the table below.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2016	133,290	$97.97
Granted	15,879	100.18
Vested	(39,808)	81.43
Forfeited and expired	(23,451)	93.39
Outstanding as of December 31, 2016	85,910	103.83

16. RELATED-PARTY TRANSACTIONS

The Graham Companies

Until February 2016, we leased office space from The Graham Companies, in which a former member of the board of directors and his immediate family have an ownership interest. We paid $0.2 million in rental expense to The Graham Companies in each of the years ended December 31, 2015 and 2014. This director's term on our board of directors expired in May 2016 and payments made in 2016 to the affiliated company prior to his departure were immaterial.

17. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Each of our health maintenance organizations ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was estimated at $871.8 million at December 31, 2016 and approximately $807.9 million at December 31, 2015. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $1.7 billion and $1.4 billion at December 31, 2016 and 2015, respectively, which was in compliance with the minimum capital requirements as of those dates.

Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $241.0 million, $152.0 million and $68.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 amount included $49.6 million not requiring prior regulatory approval, and $191.4 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2016, the amount of dividends that may be paid through the end of 2017 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $210.7 million in the aggregate.

18. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a defined contribution retirement savings plan ("401(k) plan"). Eligible employees of the Company and its subsidiaries may elect to participate in this plan. Participants may contribute a certain percentage of their compensation, subject to maximum Federal and plan limits. We incurred matching contribution expense of $10.8 million, $9.6 million and $7.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. The matching contributions are made in cash and invested according to the plan participant's investment elections, and there are no shares of our common stock reserved for issuance under the 401(k) plan.

Index to Consolidated Financial Statements and Schedules

19. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in millions, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2016(1)	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$3,540.5	$3,594.4	$3,584.0	$3,518.2
Gross margin	417.1	544.8	481.5	459.7
Income before income taxes	88.9	206.7	152.9	81.0
Net income	37.8	90.8	68.6	44.9

Net income per share - basic	$0.86	$2.05	$1.55	$1.01
Net income per share - diluted	0.85	2.04	1.54	1.00

Period end membership	3,730,000	3,769,000	3,776,000	3,898,000

(1) During the six months ended June 30, 2016, net income and per share amounts for the three months ended March 31, 2016 were recasted to reflect the early adoption of ASU 2016-09 "Compensation-Stock Compensation (Topic 718)." Refer to Note 2 – Summary of Significant Accounting Policies, Recently Adopted Accounting Standards to the Consolidated Financial Statements for further discussion.

	For the Three Month Periods Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$3,469.9	$3,482.5	$3,441.0	$3,496.8
Gross margin	355.5	443.1	436.0	434.4
Income before income taxes	54.4	140.7	104.7	36.3
Net income	17.5	51.7	36.4	13.0

Net income per share - basic	$0.40	$1.17	$0.83	$0.29
Net income per share - diluted	0.39	1.17	0.82	0.29

Period end membership	3,822,000	3,827,000	3,786,000	3,767,000

Index to Consolidated Financial Statements and Schedules

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Investment and other income	$0.1	$0.5	$0.9
Total revenues	0.1	0.5	0.9
Expenses:
Selling, general and administrative	37.5	22.1	18.1
Interest expense	59.1	54.2	39.3
Total expenses	96.6	76.3	57.4
Loss from operations	(96.5)	(75.8)	(56.5)
Income tax benefit	30.8	23.9	17.5
Loss before equity in subsidiaries	(65.7)	(51.9)	(39.0)
Equity in earnings of subsidiaries	307.8	170.5	102.7
Net income	242.1	118.6	63.7
Other comprehensive income (loss), before tax:
Change in net unrealized gains and losses on available-for-sale securities	1.8	(1.9)	0.5
Income tax expense related to other comprehensive income	0.6	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	1.2	(1.6)	0.7
Comprehensive income	$243.3	$117.0	$64.4

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1.8	$108.6
Short-term investments	2.2	2.2
Taxes receivable	2.5	1.9
Affiliate receivables and other current assets	950.1	1,082.1
Total current assets	956.6	1,194.8
Deferred tax asset	15.5	9.6
Investment in subsidiaries	2,048.4	1,739.5
Total Assets	$3,020.5	$2,943.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$299.5
Accrued expenses and other current liabilities	6.7	6.6
Total current liabilities	6.7	306.1
Long-term debt	997.6	899.6
Other liabilities	16.1	9.9
Total liabilities	1,020.4	1,215.6

Commitments and contingencies (see Note 13)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,293,881 and 44,113,328 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	0.4	0.4
Paid-in capital	546.9	518.4
Retained earnings	1,453.8	1,211.7
Accumulated other comprehensive loss	(1.0)	(2.2)
Total stockholders' equity	2,000.1	1,728.3
Total Liabilities and Stockholders' Equity	$3,020.5	$2,943.9

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$155.8	$146.5	$83.4

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	1.2	33.1	(33.9)
Payments to subsidiaries, net	(53.7)	(376.5)	(616.0)
Net cash used in investing activities	(52.5)	(343.4)	(649.9)

Cash provided by financing activities:
Proceeds from debt, net of financing costs paid	196.9	308.9	298.6
Repurchase and retirement of shares to satisfy tax withholding requirements	(7.0)	(7.0)	(3.1)
Payments on debt	(400.0)	—	—
Other, net	—	2.2	1.1
Net cash (used in) provided by financing activities	(210.1)	304.1	296.6

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(106.8)	107.2	(269.9)
Balance at beginning of period	108.6	1.4	271.3
Balance at end of period	$1.8	$108.6	$1.4

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules

Schedule II — Valuation and Qualifying Accounts
(In millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write Offs	Balance at End of Period
Year Ended December 31, 2016
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$19.9	$10.0	$7.2	$22.7
Medical advances	3.4	0.1	—	3.5
Total	$23.3	$10.1	$7.2	$26.2
Year Ended December 31, 2015
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$21.1	$12.6	$13.8	$19.9
Medical advances	1.4	2.0	—	3.4
Total	$22.5	$14.6	$13.8	$23.3
Year Ended December 31, 2014
Deducted from assets:
Allowance for uncollectible accounts:
Premiums receivable	$15.8	$15.2	$9.9	$21.1
Medical advances	1.4	—	—	1.4
Total	$17.2	$15.2	$9.9	$22.5

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
1.1	Agreement and Plan of Merger, dated November 17, 2016, by and among Universal American Corp., WellCare Health Plans, Inc. and Wind Merger Sub, Inc. (filed on Exhibit 2.1 to Universal American Corp.’s Current Report on Form 8-K filed on November 21, 2016, and incorporated by reference herein)	8-K	November 21, 2016	1.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant (conformed and restated for SEC filing purposes only)	10-K	February 12, 2016	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	November 18, 2013	4.1
	a. First Supplemental Indenture, dated November 14, 2013 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.75% Senior Note due 2020)	8-K	November 18, 2013	4.2

MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION

2013 Incentive Compensation Plan and Forms Adopted Thereunder
10.1	Registrant’s 2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.2	Forms of Agreement under Registrant’s 2013 Incentive Compensation Plan
	a. Form of Performance Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.1
	b. Form of Performance Stock Unit Award Agreement*	8-K	May 22, 2013	10.2
	c. Form of Performance Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.3
	d. Form of Performance Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.4
	e. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 2, 2014) *	8-K	September 4, 2014	10.1
	f. Form of Performance Stock Unit Award Notice and Agreement (adopted March 28, 2016) *	8-K	March 31, 2016	10.1
	g. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 29, 2016) *	10-Q	November 1, 2016	10.1
	h. Form of Market Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.5
	i. Form of Market Stock Unit Award Agreement*	8-K	May 22, 2013	10.6
	j. Form of Market Stock Unit Award Notice and Agreement with deferral provisions*	8-K	May 22, 2013	10.7
	k. Form of Market Stock Unit Award Agreement with deferral provisions*	8-K	May 22, 2013	10.8

	l. Form of Restricted Stock Unit Award Notice and Agreement (employee version)*	8-K	May 22, 2013	10.9
	m. Form of Restricted Stock Unit Award Agreement (employee version)*	8-K	May 22, 2013	10.10
	n. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.11
	o. Form of Restricted Stock Unit Award Agreement with deferral provisions (employee version)*	8-K	May 22, 2013	10.12
	p. Form of Restricted Stock Unit Award Notice and Agreement (adopted March 28, 2016)*	8-K	May 22, 2013	10.11
	q. Form of Stock Unit Award Agreement (adopted March 28, 2016)*	8-K	March 28, 2016	10.3
	r. Form of Restricted Stock Unit Award Notice and Agreement (director version)*	8-K	May 22, 2013	10.13
	s. Form of Restricted Stock Unit Award Agreement (director version)*	8-K	May 22, 2013	10.14
	t. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.15
	u. Form of Restricted Stock Unit Award Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.16

2004 Equity Incentive Plan and Forms Adopted Thereunder
10.3	Registrant’s 2004 Equity Incentive Plan*	10-Q	August 13, 2004	10.4
10.4	Forms of Restricted Stock Unit Agreement under the Registrant’s 2004 Equity Incentive Plan
	g. Adopted February 13, 2012 (with deferral feature; form of notice; director version)*	8-K	February 17, 2012	10.15
	h. Adopted February 13, 2012 (with deferral feature; form of agreement; director version)*	8-K	February 17, 2012	10.16

Other Compensation and Indemnification Plans and Forms of Agreement
10.5	WellCare Health Plans, Inc. Executive Severance Plan
	a. As amended and restated as of December 12, 2013*	8-K	November 5, 2014	10.2
	b. As amended and restated September 29, 2016*	10-Q	November 1, 2016	10.2
10.6	Non-Employee Director Compensation Policy (as amended and restated effective March 5, 2015)*	10-Q	May 7, 2015	10.5
10.7	Forms of Indemnification Agreement
	a. Adopted May 16, 2003*	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009*	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010*	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.8	Offer Letter, by and between Comprehensive Health Management, Inc. and Kenneth Burdick, dated January 7, 2014*	8-K	January 27, 2014	10.1
10.9	Offer Letter by and between Comprehensive Health Management, Inc. and Andrew Asher, dated August 12, 2014*	8-K	November 5, 2014	10.1
10.10	Letter Agreement between the Registrant and Larry D. Anderson dated August 22, 2016*	8-K	August 23, 2016	10.1

CORPORATE INTEGRITY AGREEMENT
10.11	Corporate Integrity Agreement dated April 26, 2011 between the Office of the Inspector General of the Department of Health and Human Services and the Registrant	10-Q	August 3, 2011	10.1

MATERIAL OPERATIONAL AGREEMENTS
10.12	Credit Agreement, dated January 8, 2016, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as co-syndication agents, Goldman Sachs Bank USA and U.S. Bank National Association as Co-Documentation Agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers	8-K	January 12, 2016	10.1
10.13	Credit Agreement, dated November 14, 2013, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank and Goldman Sachs Bank USA as co-syndication agents and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc. and Goldman Sachs Bank USA as joint bookrunners and joint lead arrangers	8-K	November 18, 2013	10.1
	a. Amended and Restated Credit Agreement, dated September 25, 2014, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A. and U.S. Bank National Association as co-documentation agents	8-K	September 25, 2014	10.7
12.1	Ratio of Earnings to Fixed Charges †
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††

_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934